Form 10-Q
period 2015-09-30
Madison Square Garden Co
filed 2015-11-05
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-36900
________________________
The Madison Square Garden Company
(Exact name of registrant as specified in its charter)

Delaware	47-3373056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
_______________________
Two Penn Plaza
New York, NY 10121
(212) 465-6000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 30, 2015:

Class A Common Stock par value $0.01 per share	—	20,446,042
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,467,093	$14,211
Restricted cash	12,592	12,590
Accounts receivable, net	58,101	51,734
Net related party receivables, current	35,553	327
Prepaid expenses	50,770	23,879
Loan receivable from MSG Networks	—	30,836
Other current assets	85,611	35,058
Total current assets	1,709,720	168,635
Net related party receivables, noncurrent	1,652	—
Investments and loans to nonconsolidated affiliates	268,540	249,394
Property and equipment, net	1,214,941	1,188,693
Amortizable intangible assets, net	20,589	22,324
Indefinite-lived intangible assets	166,850	166,850
Goodwill	277,166	277,166
Other assets	85,418	75,880
Total assets	$3,744,876	$2,148,942
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,448	$3,307
Net related party payables	1,347	1,588
Accrued liabilities:
Employee related costs	51,369	95,997
Other accrued liabilities	97,213	121,509
Deferred revenue	432,163	311,317
Total current liabilities	589,540	533,718
Defined benefit and other postretirement obligations	54,395	80,900
Other employee related costs	39,867	53,337
Other liabilities	53,280	50,768
Deferred tax liability	254,564	206,944
Total liabilities	991,646	925,667
Commitments and contingencies (see Note 7)
Stockholders' Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 20,398 shares outstanding as of September 30, 2015	204	—
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2015	45	—
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2015	—	—
Additional paid-in capital	2,787,620	—
MSG Networks investment	—	1,263,490
Accumulated other comprehensive loss	(34,639)	(40,215)
Total stockholders' equity	2,753,230	1,223,275
Total liabilities and stockholders' equity	$3,744,876	$2,148,942

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2015	2014
Revenues (including related party revenues of $33,559 and $20,702, respectively)	$150,381	$118,916

Operating expenses:
Direct operating expenses (net of charges to related parties of $(1,071) and $(325), respectively)	71,350	68,036
Selling, general and administrative expenses (net of charges to related parties of $(29,572) and $(12,669), respectively)	58,368	51,401
Depreciation and amortization	25,240	34,539
Operating loss	(4,577)	(35,060)
Other income (expense):
Equity in earnings (loss) of equity-method investments	2,679	(2,604)
Interest income (including interest income from MSG Networks of $307 and $284 for the three months ended September 30, 2015 and 2014, respectively, and interest income from nonconsolidated affiliates of $635 and $449 for the three months ended September 30, 2015 and 2014, respectively)	957	733
Interest expense	(540)	(656)
Miscellaneous income	—	80
	3,096	(2,447)
Loss from operations before income taxes	(1,481)	(37,507)
Income tax expense	(122)	(223)
Net loss	$(1,603)	$(37,730)
Basic and diluted loss per common share	$(0.06)	$(1.51)
Weighted-average number of common shares outstanding:
Basic and diluted	24,928	24,928
See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2015		2014
Net loss		$(1,603)		$(37,730)
Other comprehensive income (loss)
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Net unamortized losses arising during the period	$(602)		$—
Amortization of net actuarial loss included in net periodic benefit cost	299		518
Amortization of net prior service credit included in net periodic benefit cost	(17)	$(320)	(29)	$489
Other comprehensive income (loss)		(320)		489
Comprehensive loss		$(1,923)		$(37,241)
See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,603)	$(37,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,240	34,539
Share-based compensation expense	3,105	2,315
Equity in (earnings) loss of equity-method investments	(2,679)	2,604
Provision for doubtful accounts	14	98
Change in assets and liabilities:
Accounts receivable, net	(6,381)	6,999
Net related party receivables	(37,537)	(1,007)
Prepaid expenses and other assets	(39,816)	(34,574)
Accounts payable	2,609	(3,087)
Net related party payables	(241)	547
Accrued and other liabilities	(57,940)	(103,596)
Deferred revenue	111,361	92,365
Deferred income taxes	122	223
Net cash used in operating activities	(3,746)	(40,304)
Cash flows from investing activities:
Capital expenditures	(52,282)	(6,986)
Investments and loans to nonconsolidated affiliates	(16,331)	(1,947)
Net cash used in investing activities	(68,613)	(8,933)
Cash flows from financing activities:
Net transfers from MSG Networks and MSG Networks' subsidiaries	1,525,241	48,297
Net cash provided by financing activities	1,525,241	48,297
Net increase (decrease) in cash and cash equivalents	1,452,882	(940)
Cash and cash equivalents at beginning of period	14,211	6,143
Cash and cash equivalents at end of period	$1,467,093	$5,203
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$10,864	$15,121
Non-cash transfers resulting from the Distribution, net	(2,500)	—

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	MSG Networks Investment	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2015	$—	$1,263,490	$—	$(40,215)	$1,223,275
Net loss	—	(1,603)	—	—	(1,603)
Other comprehensive loss	—	—	—	(320)	(320)
Comprehensive loss					(1,923)
Net increase in MSG Networks Investment	—	1,525,982	—	—	1,525,982
Conversion of MSG Networks Investment	249	(2,787,869)	2,787,620	—	—
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	—	—	—	5,896	5,896
Balance as of September 30, 2015	$249	$—	$2,787,620	$(34,639)	$2,753,230

	MSG Networks Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2014	$1,227,218	$(36,015)	$1,191,203
Net loss	(37,730)	—	(37,730)
Other comprehensive income	—	489	489
Comprehensive loss			(37,241)
Net increase in MSG Networks Investment	50,610	—	50,610
Balance as of September 30, 2014	$1,240,098	$(35,526)	$1,204,572
See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated and Combined Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
The Distribution
The Madison Square Garden Company (together with its subsidiaries, the "Company" or "Madison Square Garden"), formerly named MSG Spinco, Inc., was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. ("MSG Networks" or "Former Parent"), formerly known as The Madison Square Garden Company. On September 11, 2015, MSG Networks' board of directors approved the distribution of all the outstanding common stock of Madison Square Garden to MSG Networks shareholders (the "Distribution"), which occurred on September 30, 2015. Each holder of record of MSG Networks Class A Common Stock as of close of business on September 21, 2015 (the "Record Date") received one share of Madison Square Garden Class A Common Stock for every three shares of MSG Networks Class A Common Stock held. Each holder of record of MSG Networks Class B Common Stock as of the Record Date received one share of Madison Square Garden Class B Common Stock for every three shares of MSG Networks Class B Common Stock held.
Description of Business
Madison Square Garden is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and the Rockettes New York Spectacular, both starring the Rockettes, that are performed in the Company's venues. MSG Sports owns and operates the following professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women's National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League (the “NBADL”) team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of its teams' events.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
Basis of Presentation
The accompanying unaudited consolidated and combined interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange (“SEC”) for interim financial information, and should be read in conjunction with the Company's audited combined financial statements and notes thereto for the year ended June 30, 2015 included in Amendment No. 6 to the Company's Registration Statement on Form 10 filed with the SEC on September 11, 2015. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company's fiscal year.
The financial information disclosed as of September 30, 2015 is presented on a consolidated basis, as the Company became a standalone public company on that date. The Company's combined financial statements as of June 30, 2015 and September 30, 2014, and for the three months ended September 30, 2015 and 2014 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent, and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution. These combined financial statements reflect the combined historical results of operations, financial position and cash flows of Former Parent’s sports and entertainment

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

businesses, as well as its venues and joint ventures (“combined financial statements”), in accordance with GAAP and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
Historically, separate financial statements were not prepared for the Company as it has not operated as a separate, standalone business from MSG Networks. The combined financial statements include certain assets and liabilities that were historically held by MSG Networks or by other MSG Networks’ subsidiaries but were specifically identifiable or otherwise attributable to the Company. All significant intercompany transactions between MSG Networks and the Company have been included as components of MSG Networks investment in the combined financial statements as they were considered effectively settled on the Distribution date. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the Distribution all of the assets and liabilities presented were wholly-owned by MSG Networks and were transferred to the Company at carry-over basis.
The combined statements of operations for the three months ended September 30, 2015 and 2014, respectively, include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone public company during the periods presented on a combined basis. Actual costs that would have been incurred if the Company had been a separate, standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
After the Distribution, the Company will provide certain of these services to MSG Networks through a transition services agreement ("TSA"). As part of the Distribution, certain employees providing support functions were transferred to the Company.
MSG Networks historically used a centralized approach to cash management and financing of operations, with net earnings reinvested and working capital requirements met from existing liquid funds. The Company’s cash was available for use and was regularly “swept” by MSG Networks at its discretion. Accordingly, the cash and cash equivalents held by MSG Networks at the corporate level were not attributed to the Company in the combined balance sheet as of June 30, 2015. Additionally, cash held in accounts legally owned by the Company was attributed to the combined balance sheet as of June 30, 2015. Transfers of cash both to and from MSG Networks are included as components of MSG Networks investment on the consolidated and combined statements of stockholders’ equity. As of September 30, 2015, the Company’s consolidated balance sheet reflects the cash balance held by the Company after the Distribution. In connection with the Distribution, the Company received $1,467,093 of cash from MSG Networks.
MSG Networks’ net investment in the Company has been presented as a component of stockholders’ equity in the Financial Statements. Distributions made by MSG Networks to the Company or to MSG Networks from the Company are recorded as transfers to and from MSG Networks and the net amount is presented on the consolidated and combined statements of cash flows as “Net transfers from MSG Networks and MSG Networks’ subsidiaries.” As of the Distribution date, MSG Networks’ net investment in the Company was contributed to Former Parent’s stockholders through the distribution of all the common stock of the Company. The par value of the Company’s stock was recorded as a component of common stock, with the remaining balance recorded as additional paid-in capital in the consolidated balance sheet as of September 30, 2015.
For purposes of the combined financial statements, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Former Parent. This separate return methodology applies to accounting guidance for income taxes in the combined financial statements as if the Company was a standalone public company for the periods prior to the Distribution. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company's actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company's operating results were included in Former Parent’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company expects to file its initial U.S. income tax return for the period from October 1, 2015 through June 30, 2016. The calculation of the Company's income taxes involves considerable judgment and use of both estimates and allocations.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 2. Accounting Policies
Principles of Consolidation and Combination
For the periods prior to the Distribution, the financial statements include certain assets and liabilities that were historically held at Former Parent's corporate level but were specifically identifiable or otherwise attributable to the Company. All intercompany transactions between the Company and Former Parent have been included in the combined financial statements as components of MSG Networks investment. All significant intracompany transactions and accounts within the Company’s consolidated and combined financial statements have been eliminated. Expenses related to corporate allocations prior to the Distribution were considered to be effectively settled in the combined financial statements at the time the transaction was recorded, with the offset recorded against MSG Networks investment.
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the Financial Statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management's best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company's control could be material and would be reflected in the Company's financial statements in future periods.
Summary of Significant Accounting Policies
The following is an update to the Company's Summary of Significant Accounting Policies disclosed in Amendment No. 6 to the Company's Registration Statement on Form 10 filed with the SEC on September 11, 2015:
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share ("EPS") is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. On the Distribution date, 24,928 common shares were distributed to MSG Networks shareholders as of the Record Date and were outstanding as of September 30, 2015. This share amount is being utilized for the calculation of basic loss per share for both the three months ended September 30, 2015 and 2014 as no Madison Square Garden common shares were outstanding prior to September 30, 2015.
The computation of diluted loss per share equals the basic loss per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Acc ounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) , which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange f or those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) : Deferral of the Effective Date , which defers the effective date of ASU No. 2014-09 for all entities by one year. Early adoption is permitted and the Company can early adopt ASU No. 2014-09 beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 will be effective for the Company beginning in the first quarter of fiscal year 2019

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. This standard may be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Team Personnel Transactions
Direct operating expenses in the accompanying combined statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company's sports teams for waivers/contract termination costs (“Team Personnel Transactions”). Team Personnel Transactions amounted to $384 for the three months ended September 30, 2014.
Note 4. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates consisted of the following:

	Ownership Percentage	Investment	Loan (d)	Total
September 30, 2015
Azoff MSG Entertainment LLC (“Azoff-MSG”) (a)	50%	$117,317	$84,000	$201,317
Brooklyn Bowl Las Vegas, LLC (“BBLV”) (a)	(b)	—	2,662	2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”) (a)	50%	21,397	4,129	25,526
Fuse Media (a)	15%	23,070	—	23,070
Other (c)		15,965	—	15,965
Total investments and loans to nonconsolidated affiliates		$177,749	$90,791	$268,540

June 30, 2015
Azoff-MSG (a)	50%	$118,717	$75,000	$193,717
BBLV (a)	(b)	—	2,662	2,662
Tribeca Enterprises (a)	50%	16,791	4,000	20,791
Fuse Media (a)	15%	23,509	—	23,509
Other (a)		8,715	—	8,715
Total investments and loans to nonconsolidated affiliates		$167,732	$81,662	$249,394

(a)	Denotes that such investment is accounted for under the equity-method of accounting.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
The Company is entitled to receive back its capital, which was 74% and 74% of BBLV's total capital as of September 30, 2015 and June 30, 2015, respectively, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(c)	Amount includes equity-method investments of $8,615 and cost-method investments of $7,350.

(d)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $62 and $62 as of September 30, 2015 and June 30, 2015, respectively.
The following is summarized financial information for the Company’s individually significant equity-method investments, presented in aggregate, as required by the guidance in SEC Regulation S-X Rule 10-01(b)(1). The amounts shown below represent 100% of these equity-method investments’ results of operations.

	Three Months Ended
	September 30,
	2015	2014
Results of Operations
Revenues	$78,931	$24,112
Income (loss) from continuing operations	1,164	(2,612)
Net income (loss)	1,164	(2,612)
Note 5. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of September 30, 2015 and June 30, 2015 are as follows:

MSG Entertainment	$58,979
MSG Sports	218,187
$277,166
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of September 30, 2015 and June 30, 2015 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company's intangible assets subject to amortization are as follows:

September 30, 2015	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(55,235)	$17,889
Suite holder relationships	15,394	(14,688)	706
Other intangibles	4,217	(2,223)	1,994
	$92,735	$(72,146)	$20,589

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

June 30, 2015	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(53,919)	$19,205
Suite holder relationships	15,394	(14,339)	1,055
Other intangibles	4,217	(2,153)	2,064
	$92,735	$(70,411)	$22,324
Amortization expense for intangible assets amounted to $1,735 and $1,735 for the three months ended September 30, 2015 and 2014, respectively.
Note 6. Property and Equipment
As of September 30, 2015 and June 30, 2015, property and equipment consisted of the following assets:

	September 30, 2015	June 30, 2015
Land	$91,678	$91,678
Buildings	1,105,851	1,098,191
Equipment	272,524	264,054
Aircraft	37,970	—
Furniture and fixtures	49,548	49,400
Leasehold improvements	130,633	130,620
Construction in progress	5,841	10,455
	1,694,045	1,644,398
Less accumulated depreciation and amortization	(479,104)	(455,705)
	$1,214,941	$1,188,693
Depreciation and amortization expense on property and equipment amounted to $23,505 and $32,804 for the three months ended September 30, 2015 and 2014, respectively.
During the first quarter of fiscal year 2015, the estimated useful life of the Company’s professional sports teams' plane was changed as a result of a transition by the teams to a new travel program. As a result of this change, the Company recorded accelerated depreciation on the plane of approximately $8,400 during the three months ended September 30, 2014. Subsequently, during the fourth quarter of fiscal year 2015, the Company sold the sports teams’ plane. During the three months ended September 30, 2015, the Company purchased a new aircraft for $37,970, inclusive of transaction costs.
Note 7. Commitments and Contingencies
Commitments
As more fully described in Notes 8 and 9 to the annual combined financial statements included in Amendment No. 6 to the Company's Registration Statement on Form 10 filed with the SEC on September 11, 2015, the Company's commitments consist primarily of (i) the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and (iii) revolving credit facilities provided by the Company to Azoff-MSG and Tribeca Enterprises (See Note 4).
Legal Matters
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The second complaint, which was substantially identical to the first, was dismissed after its named plaintiff was named as a co-plaintiff in the first complaint. The operative complaint primarily asserted that certain of the NHL’s current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violated

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Sections 1 and 2 of the Sherman Antitrust Act. The plaintiffs sought injunctive relief against the defendants’ continued violation of the antitrust laws, treble damages, attorneys’ fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss. On December 5, 2012, the court issued an opinion and order largely denying the motion to dismiss. On April 8, 2014, following the conclusion of fact discovery, all defendants filed motions for summary judgment seeking dismissal of the case in its entirety. On August 8, 2014, the Court denied the motions for summary judgment. On May 14, 2015, the court denied plaintiffs’ class certification motion with respect to damages but granted it with respect to injunctive relief. Both plaintiffs and defendants filed petitions with the Court of Appeals seeking pretrial review of these rulings. On June 10, 2015, the parties entered into a proposed settlement (the “Settlement”) of the lawsuit and the Settlement was filed with the Court on June 11, 2015. The Settlement was subject to Court approval. On June 15, 2015, the Court granted preliminary approval of the Settlement and directed that notice of the proposed Settlement be sent to the putative class. On August 31, 2015, the Court held a final fairness hearing on the Settlement. On September 1, 2015, the Court found that the Settlement’s terms were fair, reasonable and adequate and issued an order approving the Settlement, which became effective on September 16, 2015. As a result of the Court’s order, the lawsuit was dismissed and all appeals were withdrawn with prejudice. The time to appeal the court’s order has expired.  The Settlement did not result in any changes to the distribution of NHL games on the MSG Networks or in any Company payment obligations.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty, management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 8. Fair Value Measurements
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

•	Level I — Quoted prices for identical instruments in active markets.

•
Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level III — Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
September 30, 2015
Assets:
Money market accounts	$530,487	$—	$—	$530,487
Time deposits	933,532	—	—	933,532
Total assets measured at fair value	$1,464,019	$—	$—	$1,464,019
June 30, 2015
Assets:
Money market accounts	$—	$—	$—	$—
Time deposits	12,513	—	—	12,513
Total assets measured at fair value	$12,513	$—	$—	$12,513
Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Pension Plans and Other Postretirement Benefit Plan
Pension Plans and Other Postretirement Plan — Pre-Distribution
Prior to the Distribution, MSG Networks sponsored a non-contributory, qualified cash balance retirement plan covering its non-union employees (the “Cash Balance Pension Plan”) and an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”). Since March 1, 2011, the Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined benefit pension plan covering non-union employees hired prior to January 1, 2001. These plans had participants from each of MSG Networks’ historical businesses (Media, Sports and Entertainment) as well as corporate employees. These plans, as well as others discussed later in this footnote, are referred to as the “Shared Plans.”
Also, MSG Networks historically sponsored an unfunded non-contributory, non-qualified defined benefit pension plan for the benefit of certain employees who participate in an underlying qualified plan which was merged into the Cash Balance Pension Plan on March 1, 2011 (the “Excess Plan”). As of December 31, 2007, the Excess Plan was amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans. This plan is also considered a Shared Plan.
The Cash Balance Pension Plans have been amended to freeze participation and future benefit accruals effective December 31, 2015 for all employees. Therefore, after December 31, 2015, no employee of the Company who was not already a participant may become a participant in the plans and no further annual pay credits will be made for any future year. Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.
In addition, MSG Networks sponsored a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Union Plan,” which is the Company’s “Direct Plan”). Benefits payable to retirees under the Union Plan are based upon years of service and this plan is specific to employees of the businesses constituting Madison Square Garden.
The Cash Balance Plans, Union Plan, and Excess Plan are collectively referred to as the “Pension Plans.”
MSG Networks also sponsored a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 who are eligible to commence receipt of early or normal benefits under the Cash Balance Pension Plan and their dependents, as well as certain union employees (“Postretirement Plan”).
For purposes of the combined financial statements issued prior to the Distribution, it was determined that the Company was to be treated as the obligor for the Pension Plans’ and Postretirement Plan’s liabilities. Therefore, the combined financial statements reflect the full impact of such plans on both the combined statements of operations for the three months ended September 30, 2015 and 2014, respectively, and the combined balance sheet as of June 30, 2015. The pension expense related to employees of MSG Networks participating in any of these plans during the three months ended September 30, 2015 and 2014, respectively, was reflected as a contributory charge from the Company to MSG Networks, resulting in a decrease to the expense recognized in the combined statements of operations.
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying combined statements of operations for the three months ended September 30, 2015 and 2014 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$1,512	$1,626	$50	$61
Interest cost	1,929	1,807	91	93
Expected return on plan assets	(740)	(807)	—	—
Recognized actuarial loss (a)	299	512	—	6
Amortization of unrecognized prior service cost (credit) (a)	14	6	(31)	(35)
Net periodic benefit cost	$3,014	$3,144	$110	$125

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(a) Reflects amounts reclassified from accumulated other comprehensive loss.
The net periodic benefit cost for the Pension Plans reported in the table above includes $485 and $519, respectively, of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Pension Plans during the three months ended September 30, 2015 and 2014. In addition, during the three months ended September 30, 2015 and 2014, the Company allocated to MSG Networks $229 and $211, respectively, of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks.
The net periodic benefit cost for the Postretirement Plan reported in the table above includes $18 and $29, respectively, of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan during the three months ended September 30, 2015 and 2014, respectively. In addition, during the three months ended September 30, 2015 and 2014, the Company allocated to MSG Networks $11 and $5, respectively, of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks.
In addition, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the “Savings Plans”). Expenses related to the Savings Plans, excluding expenses related to MSG Networks employees, included in the accompanying combined statements of operations were $832 and $762 for the three months ended September 30, 2015 and 2014, respectively. These amounts include $89 and $73 of expenses related to the Company’s corporate employees which were allocated to MSG Networks during the three months ended September 30, 2015 and 2014, respectively.
In addition, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Union Plan (the “Union Savings Plan”). Expenses related to the Union Savings Plan included in the accompanying combined statements of operations were $18 and $12 for the three months ended September 30, 2015 and 2014, respectively.
Pension Plans and Other Postretirement Plan — Post-Distribution
As of the Distribution date, the Company and MSG Networks entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the Distribution with regard to liabilities historically under the former MSG Networks’ pension and postretirement plans. Under the Employee Matters Agreement, the Company assumed or retained certain of the Pension Plans and Other Postretirement Plan previously sponsored by MSG Networks, as discussed in further detail in Amendment 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015. The Company’s consolidated balance sheet as of September 30, 2015 reflects such plans' assets and liabilities.
Note 10. Share-based Compensation
In connection with the Distribution, the Company adopted its 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 2,650 shares of Madison Square Garden Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Madison Square Garden Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 160 shares of Madison Square Garden Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.

Treatment After the Distribution of Share-based Payment Awards Initially Granted Under MSG Networks Equity Award Programs
Prior to the Distribution certain Company employees and non-employee directors, as well as employees and non-employee directors of MSG Networks (some of whom are employees or directors of the Company) participated in MSG Networks’ equity award programs (“MSG Networks Stock Plans”). In connection with the Distribution, each holder of MSG Networks stock options at the Distribution date received Madison Square Garden stock options based on the one for three distribution ratio (i.e., one share of the Company’s Class A Common Stock for every three shares of MSG Networks Class A Common Stock). The existing exercise price was allocated between the existing MSG Networks options and the Company’s new options based upon the ten-day volume-weighted average prices of the MSG Networks Class A Common Stock and the Company’s Class A Common Stock, taking into account the one for three distribution ratio. As a result of this adjustment, 25.64% of the pre-Distribution exercise price of options was allocated to the MSG Networks options and 74.36% was allocated to the new Company options. The options with respect to the Company’s Class A Common Stock were issued under the Company’s new Employee Stock Plan or the Non-Employee Director Plan, as applicable.
In connection with the Distribution, one restricted stock unit of the Company (“MSG RSUs”) was issued in respect of every three MSG Networks’ restricted stock units (“Networks RSUs”) that were granted to employees prior to July 2015 and were outstanding as of the Distribution date.
In addition, all Networks RSUs and MSG Networks performance stock units ("Networks PSUs") granted to the Company’s employees during the three months ended September 30, 2015 and outstanding as of the Distribution date were converted into MSG RSUs and Company performance stock units (“MSG PSUs”), respectively. Further, all Networks RSUs and Networks PSUs granted during the three months ended September 30, 2015 to employees that were employed by both MSG Networks and the Company following the Distribution were converted such that 70% of the value of such grants became MSG RSUs and MSG PSUs, respectively. All conversions described in this paragraph were calculated based upon the ten-day volume-weighted average price of the Company’s Class A Common Stock through October 14, 2015. The MSG RSUs and MSG PSUs with respect to the Company’s Class A Common Stock were issued under the Company’s new Employee Stock Plan.
Further, in connection with the Distribution, one share of the Company’s Class A Common Stock was issued in respect of every three Networks RSUs issued under MSG Networks’ 2010 Non-Employee Director Plan. These shares were issued under the Company’s new Non-Employee Director Plan.
As a result of the Distribution, 26, 432 and 95 of the Company’s stock options, RSUs and PSUs were issued to holders of MSG Networks equity awards.
Share-based Compensation Expense
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year vesting subject to continued employment. For MSG PSUs, the Company did not recognize share-based compensation expense during the three months ended September 30, 2015 as the performance conditions were not yet determined and therefore there was not a grant date for accounting purposes.
Share-based compensation expense was recognized in the combined statements of operations as a component of selling, general and administrative expenses or direct operating expenses and amounted to $3,105 and $2,315 for the three months ended September 30, 2015 and 2014, respectively.
Note 11. Related Party Transactions
As of September 30, 2015, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.6% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.8% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks, Cablevision Systems Corporation (“Cablevision”) and AMC Networks Inc.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In connection with the Distribution, the Company has entered into various agreements with MSG Networks, including a media rights agreement covering the Knicks and the Rangers games, an advertising sales representation agreement, and the TSA.
In addition, the Company has various agreements with Cablevision. These agreements include arrangements with respect to a number of ongoing commercial relationships. The Company also has certain arrangements with its nonconsolidated affiliates.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the significant transactions with MSG Networks and Cablevision. These amounts are reflected in revenues and operating expenses in the accompanying combined statements of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Revenues	$33,559	$20,702
Operating expenses (credits):
Corporate general and administrative, net - MSG Networks	$(31,591)	$(14,280)
Advertising	168	142
Corporate general and administrative, net - Cablevision	320	680
Telephone and other fiber optic transmission services	385	372
Other	75	92
Revenues
In connection with the Distribution, the Company entered into new media rights agreements with MSG Networks covering the Knicks and the Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets. Revenues from related parties primarily consist of local media rights recognized by the Company’s Sports segment from the licensing of team-related programming to MSG Networks under these new media rights agreements. Local media rights are generally recognized on a straight-line basis over the fiscal year. Additionally, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory and consulting services to Tribeca Enterprises for a fee.
Corporate General and Administrative Expense, net - MSG Networks
The Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. Allocations of corporate overhead and shared services expense were based on direct usage or the relative proportion of revenue or headcount. In addition, the Company’s Sports and Entertainment segments charged MSG Networks for various services performed on behalf of Former Parent. The amounts for the three months ended September 30, 2014 are presented net of charges of $490 received from MSG Networks for services rendered to the Company’s Sports and Entertainment segments. There were no such charges during the three months ended September 30, 2015.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily Cablevision, most of which are related to the utilization of advertising and promotional benefits by the Company.
Corporate General and Administrative Expenses, net - Cablevision
Amounts are charged to the Company for corporate general and administrative expenses pursuant to administrative and other service agreements with Cablevision.
Telephone and Other Fiber Optic Transmission Services
Amounts are charged to the Company by Cablevision for telephone and other fiber optic transmission services.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Other Operating Expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office space equal to the allocated cost of such space.
Loan receivable from MSG Networks
On June 21, 2011, the Company’s wholly-owned captive insurance subsidiary, Eden Insurance Company, Inc. (“Eden”), entered into a loan agreement with MSG Networks (the “Loan Agreement”), under which Eden granted MSG Networks an unsecured loan bearing interest at a rate of 3.50% plus the six month applicable LIBOR rate with a principal amount not exceeding $8,000. Subsequently, the Loan Agreement was amended to increase the borrowing capacity to $40,000. While the term of the loan is five years, the subsidiary can induce prepayment by MSG Networks with five business days notice. As a result of the Distribution, the loan payable was transferred to the Company and is now eliminated in consolidation. As of June 30, 2015, the subsidiary had an outstanding loan receivable from MSG Networks of $30,836, inclusive of accrued interest, and such amount was the largest amount outstanding during the periods ending on such date. For all periods presented, no interest or principal payments were received by Eden. Instead, on a semi-annual basis, the accrued but unpaid interest was added to the outstanding principal amount of the loan.
Other
See Note 4 for information on outstanding loans provided by the Company to its nonconsolidated affiliates.
Cash Management
Historically, MSG Networks used a centralized approach to cash management and financing of operations. The Company’s cash was available for use and was regularly “swept” by MSG Networks at its discretion. Transfers of cash both to and from MSG Networks are included as components of MSG Networks investment on the consolidated and combined statements of stockholders’ equity. The primarily components of the net transfers to/from MSG Networks are cash pooling/general financing activities, various expense allocations to/from MSG Networks, and receivables/payables from/to MSG Networks deemed to be effectively net settled at the Distribution date.
MSG Networks Investment
All balances and transactions among the Company and MSG Networks and its subsidiaries, which, prior to the Distribution, include intercompany activities, are shown as components of stockholders’ equity in the combined balance sheet as of June 30, 2015. As the books and records of the Company were not kept on a separate basis from MSG Networks prior to the Distribution, the determination of the average net balance due to or from MSG Networks was not practicable for the periods prior to the Distribution.
Note 12. Income Taxes
Income tax expense for the three months ended September 30, 2015 was $122 and income tax expense for the three months ended September 30, 2014 was $223. An income tax benefit is not recognized on net operating losses attributable to these periods, because a valuation allowance is recorded on the Company’s net deferred tax asset as it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  Instead, the income tax expense represents an increase in the deferred tax liability on indefinite-lived intangible assets.
The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance, if necessary, based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  Based on historical operating results, the Company recorded a valuation allowance of $155,080 on its net deferred tax asset exclusive of the deferred tax liability on indefinite-lived intangible assets, which was recorded as part of the Distribution.
The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of September 30, 2015. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company does not have a net operating loss carry forward as of September 30, 2015.
Note 13. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of FASB ASC 280-10-50-1, which provides the definition of an operating segment. The Company has evaluated this guidance and determined that there are two reportable segments based upon the information provided to its chief operating decision maker. The Company allocates certain corporate costs to each of its reportable segments. In addition, the Company allocates its venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense related to The Garden, The Theater at Madison Square Garden, and the Forum is not allocated to the reportable segments and is reported in “All other.”
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating cash flow (“AOCF”), a non-GAAP measure. The Company believes AOCF is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. AOCF and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company's performance. The Company uses revenues and AOCF measures as the most important indicators of its business performance, and evaluates management's effectiveness with specific reference to these indicators.
AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure.
Information as to the operations of the Company's reportable segments is set forth below.

	Three Months Ended
	September 30,
	2015	2014
Revenues
MSG Entertainment	$77,026	$65,235
MSG Sports	73,148	53,505
All other	207	176
	$150,381	$118,916

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended
	September 30,
	2015	2014
AOCF
MSG Entertainment	$3,133	$(904)
MSG Sports	24,413	7,787
All other (a) (b)	(3,778)	(5,089)
	$23,768	$1,794

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended
	September 30,
	2015	2014
Depreciation and amortization
MSG Entertainment	$2,574	$2,526
MSG Sports	2,860	12,966
All other (c)	19,806	19,047
	$25,240	$34,539

	Three Months Ended
	September 30,
	2015	2014
Share-based compensation expense
MSG Entertainment	$916	$954
MSG Sports	1,574	1,139
All other (b)	615	222
	$3,105	$2,315

	Three Months Ended
	September 30,
	2015	2014
Operating income (loss)
MSG Entertainment	$(357)	$(4,384)
MSG Sports	19,979	(6,318)
All other	(24,199)	(24,358)
	$(4,577)	$(35,060)

A reconciliation of reportable segment operating loss to the Company's consolidated loss from operations before income taxes is as follows:

	Three Months Ended
	September 30,
	2015	2014
Total operating income (loss) for reportable segments	$19,622	$(10,702)
Other operating loss	(24,199)	(24,358)
Operating loss	(4,577)	(35,060)
Items excluded from operating income (loss):
Equity in earnings (loss) of equity-method investments	2,679	(2,604)
Interest income	957	733
Interest expense	(540)	(656)
Miscellaneous income	—	80
Loss from operations before income taxes	$(1,481)	$(37,507)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended
	September 30,
	2015	2014
Capital expenditures
MSG Entertainment	$589	$802
MSG Sports	1,767	1,072
All other (d)	49,926	5,112
	$52,282	$6,986
_________________

(a)	Consists of unallocated corporate general and administrative costs.

(b)	The amounts for the three months ended September 30, 2014 include executive management transition costs.

(c)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(d)	Capital expenditures primarily associated with the purchase of a new aircraft, as well as certain investments with respect to The Garden during the three months ended September 30, 2015.
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are statements concerning our future operating and future financial performance, including increased expenses of being a standalone public company. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular, the Rockettes New York Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing free agents and trades, subject to league salary caps and the impact of luxury tax;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other teams, other venues and other sports and entertainment options;

•
changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps, revenue sharing, NBA luxury tax thresholds and telecast rights) or other regulations under which we operate;

•	any NBA or NHL work stoppage;

•	seasonal fluctuations and other variation in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses as a standalone publicly traded company;

•
the successful development of new live productions or enhancements to existing productions and the investments associated with such development or enhancements, including the Rockettes New York Spectacular, the Company’s newest large scale theatrical production;

•	the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	the operating and financial performance of our strategic acquisitions and investments, including those we do not control;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws, including the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock; and

•	the factors described under "Risk Factors" contained in Amendment No. 6 to our Registration Statement on Form 10 filed with the SEC on September 11, 2015.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited Financial Statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's audited annual financial statements included in Amendment No. 6 to our Registration Statement on Form 10 filed with the SEC on September 11, 2015 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and the Rockettes New York Spectacular, both starring the Rockettes, that are performed in the Company's venues. MSG Sports owns and operates the following professional sports franchises: the New York Knicks (the “Knicks”) of the NBA, the New York Rangers (the “Rangers”) of the NHL, the New York Liberty (the “Liberty”) of the WNBA, the Hartford Wolf Pack of the AHL, which is the primary player development team for the Rangers, and the Westchester Knicks, an NBADL team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of its teams' events.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
Factors Affecting Results of Operations
The Company's combined statements of operations for the three months ended September 30, 2015 and 2014 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent, and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution.
The combined statements of operations for the periods ended September 30, 2015 and 2014, respectively, include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
As discussed above and in “Item 1. Financial Statements — Note 1 — Description of Business and Basis of Presentation — Basis of Presentation,” our corporate costs are not indicative of costs that will be incurred as a standalone public company. Had the Company operated as a standalone public company for the three months ended September 30, 2015, management estimates that these expenses would have been higher by approximately $10,000.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 on both a combined and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, as well as certain contractual obligations and off balance sheet arrangements.

Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company's annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2016. This section should be read together with our critical accounting policies, which are discussed in the Amendment No. 6 to our Registration Statement on Form 10 filed with the SEC on September 11, 2015 under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the combined financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2015 versus the Three Months Ended September 30, 2014
Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				(Increase) Decrease in Net Loss
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$150,381	100%	$118,916	100%	$31,465

Direct operating expenses	71,350	47%	68,036	57%	(3,314)
Selling, general and administrative expenses	58,368	39%	51,401	43%	(6,967)
Depreciation and amortization	25,240	17%	34,539	29%	9,299
Operating loss	(4,577)	(3)%	(35,060)	(29)%	30,483
Other income (expense):
Equity in earnings (loss) of equity-method investments	2,679	2%	(2,604)	(2)%	5,283
Interest income, net	417	NM	77	NM	340
Miscellaneous income	—	NM	80	NM	(80)
Loss from operations before income taxes	(1,481)	(1)%	(37,507)	(32)%	36,026
Income tax expense	(122)	NM	(223)	NM	101
Net loss	$(1,603)	(1)%	$(37,730)	(32)%	$36,127
_________________
NM – Percentage is not meaningful
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments.
Revenues
Revenues for the three months ended September 30, 2015 increased $31,465, or 26%, to $150,381 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment revenues	$11,791
Increase in MSG Sports segment revenues	19,643
Increase in other revenues	31
$31,465
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2015 increased $3,314, or 5%, to $71,350 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment expenses	$4,353
Decrease in MSG Sports segment expenses	(1,042)
Increase in other expenses	3
$3,314

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2015 increased $6,967, or 14%, to $58,368 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment expenses	$3,363
Increase in MSG Sports segment expenses	4,494
Decrease in other expenses	(890)
$6,967
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2015 decreased $9,299, or 27%, to $25,240 as compared to the prior year period primarily due to the absence of the accelerated depreciation associated with the teams' plane, which was sold during the quarter ended June 30, 2015 as the Company's teams transitioned to a new travel program. This decrease was partially offset by higher depreciation expense on property and equipment placed into service in the current year period.
Equity in earnings (loss) of equity-method investments
Equity in earnings (loss) of equity-method investments reflects the Company's share of the net earnings (loss) of equity-method investments, inclusive of amortization expense for intangible assets associated with these investments. The Company's share of the earnings (loss) of its equity-method investments is recorded on a three-month lag basis. The year-over-year improvement reflects a non-recurring gain, as well as the timing of revenue, both at one of our joint ventures.
Income taxes
Income tax expense for the three months ended September 30, 2015 was $122 and income tax expense for the three months ended September 30, 2014 was $223. An income tax benefit is not recognized on net operating losses attributable to these periods because a valuation allowance is recorded on the Company’s net deferred tax asset as it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Instead, the income tax expense is the result of an increase in the deferred tax liability on indefinite-lived intangible assets.
Adjusted operating cash flow
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as AOCF, a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating loss, an accepted GAAP measure.
The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2015	2014
Operating loss	$(4,577)	$(35,060)	$30,483
Share-based compensation	3,105	2,315	790
Depreciation and amortization	25,240	34,539	(9,299)
AOCF	$23,768	$1,794	$21,974
AOCF for the three months ended September 30, 2015 increased $21,974 to $23,768 as compared to the prior year period. The net increase is attributable to the following:

Increase in AOCF of the MSG Entertainment segment	$4,037
Increase in AOCF of the MSG Sports segment	16,626
Other net increases	1,311
$21,974

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$77,026	100%	$65,235	100%	$11,791
Direct operating expenses	57,001	74%	52,648	81%	(4,353)
Selling, general and administrative expenses	17,808	23%	14,445	22%	(3,363)
Depreciation and amortization	2,574	3%	2,526	4%	(48)
Operating loss	$(357)	NM	$(4,384)	(7)%	$4,027
The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2015	2014
Operating loss	$(357)	$(4,384)	$4,027
Share-based compensation	916	954	(38)
Depreciation and amortization	2,574	2,526	48
AOCF	$3,133	$(904)	$4,037
Revenues
Revenues for the three months ended September 30, 2015 increased $11,791, or 18%, to $77,026 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$7,290
Increase in venue-related sponsorship and signage and suite rental fee revenues	2,093
Increase in event-related revenues at the Beacon Theatre	1,154
Increase in event-related revenues at The Theater at Madison Square Garden	602
Increase in event-related revenues at the Forum	533
Other net increases	119
$11,791
The increase in event-related revenues at The Garden was primarily due to additional events at the venue during the current year period as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to increased sponsorship and signage revenue, which primarily reflects new sponsorship inventory that was not available during the prior year period, and higher suite rental fee revenue from The Garden.
The increase in event-related revenues at the Beacon Theatre was primarily due to additional events during the current year period as compared to the prior year period.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at the Forum was primarily due to additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2015 increased $4,353, or 8%, to $57,001 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$3,111
Increase in venue operating costs	1,058
Increase in event-related direct operating expenses at the Beacon Theatre	463
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	108
Decrease in event-related direct operating expenses at the Forum	(409)
Other net increases	22
$4,353
The increase in event-related direct operating expenses at The Garden was primarily due to additional events held at the venue during the current year period as compared to the prior year period.
The increase in venue operating costs was primarily due to higher labor related costs at The Garden and an increase in property taxes at Radio City Music Hall in the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Beacon Theatre was primarily due to additional events during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Theater at Madison Square Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at the Forum was primarily due to the change in the mix of events held at the venue partially offset by an increase in expenses from additional events during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2015 increased $3,363, or 23%, to $17,808 as compared to the prior year period mainly due to higher corporate general and administrative costs.
AOCF
AOCF for the three months ended September 30, 2015 improved by $4,037, to $3,133 as compared to the prior year period driven by an increase in revenues partially offset by higher direct operating expenses and selling, general and administrative expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended September 30,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$73,148	100%	$53,505	100%	$19,643
Direct operating expenses	14,349	20%	15,391	29%	1,042
Selling, general and administrative expenses	35,960	49%	31,466	59%	(4,494)
Depreciation and amortization	2,860	4%	12,966	24%	10,106
Operating income (loss)	$19,979	27%	$(6,318)	(12)%	$26,297

The following is a reconciliation of operating income (loss) to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2015	2014
Operating income (loss)	$19,979	$(6,318)	$26,297
Share-based compensation	1,574	1,139	435
Depreciation and amortization	2,860	12,966	(10,106)
AOCF	$24,413	$7,787	$16,626

Revenues
Revenues for the three months ended September 30, 2015 increased $19,643, or 37%, to $73,148 as compared to the prior year period. The net increase is attributable to the following:

Increase in broadcast rights fees from MSG Networks	$12,654
Increase in professional sports teams' pre/regular season ticket-related revenue	3,246
Increase in professional sports teams’ sponsorship and signage revenues	2,120
Increase in suite rental fee revenue primarily due to contractual rate increases	950
Increase in revenues from league distributions	719
Decrease in event-related revenues from other live sporting events	(1,079)
Other net increases, including professional sports teams' playoff related revenues	1,033
$19,643
The increase in broadcast rights fees from MSG Networks was due to the new long-term media rights agreements for the Knicks and Rangers that became effective on July 1, 2015.
The increase in professional sports teams' pre/regular season ticket-related revenue was primarily due to the Rangers playing one additional pre-season game at The Garden during the current year period as compared to the prior year period, as well as an increase in other ticket-related revenues.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects increased sales of existing inventory as well as new sponsorship inventory that was not available during the prior year period.
The decrease in event-related revenues from other live sporting events was primarily due to fewer events as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2015 decreased $1,042, or 7%, to $14,349 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in other team operating expenses, other than discussed below	$(771)
Decrease in net provisions for NBA and NHL revenue sharing expense (excluding playoffs)	(707)
Decrease in net provisions for certain team personnel transactions	(384)
Decrease in event-related expenses associated with other live sporting events	(336)
Other net increases	1,156
$(1,042)
The decrease in other team operating expenses was primarily due to the absence of operating expenses associated with the teams' plane, which was sold during the quarter ended June 30, 2015 as the Company's teams transitioned to a new travel program, partially offset by professional sports teams' playoff related expenses.

Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and net provisions for certain team personnel transactions were as follows:

	Three Months Ended September 30,		Decrease in Expense
	2015	2014
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs)	$(1,720)	$(1,013)	$(707)
Net provisions for certain team personnel transactions	—	384	(384)
The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) was primarily due to lower net provisions for NHL revenue sharing expense related to adjustments to the prior season's revenue sharing expense.
Team personnel transactions for the three months ended September 30, 2014 reflect provisions recorded for a contract termination.
The decrease in event-related expenses associated with other live sporting events was primarily due to fewer events in the current year period as compared to the prior year period.
Other net increases primarily consisted of increases in team personnel compensation and venue operating expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2015 increased $4,494, or 14%, to $35,960 as compared to the prior year period primarily due to higher (i) corporate general and administrative costs, (ii) marketing costs, and (iii) employee compensation and related benefits, partially offset by lower professional fees.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2015 decreased $10,106, or 78%, to $2,860 as compared to the prior year period primarily due to the absence of the accelerated depreciation associated with the teams' plane, which was sold during the quarter ended June 30, 2015 as the Company's teams transitioned to a new travel program.
AOCF
AOCF for the three months ended September 30, 2015 increased $16,626, or 214%, to $24,413 as compared to the prior year period primarily due to an increase in revenues, and to a lesser extent, a decrease in direct operating expenses, partially offset by higher selling, general and administrative expenses as discussed above.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, along with cash flows from the operations of our businesses. Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, investments and related loans that we may fund from time to time, and repurchase of shares of the Company’s Class A Common Stock. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including approximately $1,467,000 in unrestricted cash and cash equivalents as of September 30, 2015, combined with operating cash flows to fund our business operations, pursue new opportunities, and repurchase shares of the Company’s Class A Common Stock.
We monitor and assess capital and credit markets activity and conditions against our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand and cash generated from operating activities should provide us with sufficient liquidity to fund such requirements. However, U.S. and global economic conditions may lead to lower demand for our offerings, such as lower levels of attendance at events we host or for advertising. The consequences of such conditions could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.

On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began "regular way" trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of September 30, 2015, the Company had $525,000 of availability remaining under its stock repurchase authorization.
Financing Agreements
Revolving Credit Facilities with Nonconsolidated Affiliates
In connection with the Company's investment in Azoff MSG Entertainment LLC (“Azoff-MSG”), the Company provides a$100,000 revolving credit facility to the entity, of which $84,000 had been drawn as of September 30, 2015.
In connection with the Company's investment in Tribeca Enterprises LLC (“Tribeca Enterprises”), the Company provides a $6,000 revolving credit facility to this entity, of which $4,129 had been drawn as of September 30, 2015.
Bilateral Letters of Credit Line
Prior to the Distribution, the Company established a bilateral credit line with a bank to issue a limited number of letters of credit in support of the Company’s business operations. Fees owed on outstanding letters of credit are determined at the Company’s option, depending on whether or not the Company elects to collateralize the letters of credit with cash. As of September 30, 2015, there were letters of credit totaling $6,959 outstanding, which is expected to decrease in the next fiscal period.
Cash Flow Discussion
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2015 improved by $36,558 to $3,746 as compared to the prior year period largely driven by a decrease in the current year period net loss and changes in assets and liabilities, partially offset by other non-cash items. The decrease in net cash used in operating activities resulting from changes in assets and liabilities was due to (i) the decrease in accrued and other liabilities, largely driven by higher NBA luxury tax payments and NHL revenue sharing payments in the prior year period, (ii) an increase in deferred revenue due to timing, partially offset by (iii) an increase in net related party receivables driven by the new programming rights agreements with MSG Networks, and (iv) an increase in accounts receivable, mainly driven by timing of collections. The other non-cash items affecting operating cash flow include a decrease in depreciation expense due to the absence of accelerated depreciation associated with the teams' plane in the current year period, as well as improved non-cash equity in earnings from equity-method investments.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2015 increased by $59,680 to $68,613 as compared to the prior year period largely driven by (i) higher capital expenditures primarily due to the purchase of a new aircraft, (ii) an increase in outstanding loans to a nonconsolidated affiliate under the revolving credit facility and (iii) the Company’s acquisition of its interest in other cost-method investments.
Financing Activities
Net cash provided by financing activities for the three months ended September 30, 2015 increased $1,476,944 to $1,525,241. This increase is due to net transfers from Former Parent, which was primarily comprised of a $1,467,093 cash contribution during the three months ended September 30, 2015.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Early adoption is permitted and the Company can early adopt ASU No. 2014-09 beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. This standard may be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Critical Accounting Policies
The following discussion has been included only to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2016. Accordingly, we have not repeated herein a discussion of the Company's critical accounting policies as set forth in Amendment No. 6 to the Company's Registration Statement on Form 10 filed with the SEC on September 11, 2015.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company's two reporting units for evaluating goodwill impairment are the same as its reportable segments and both of them have goodwill. The goodwill balance reported on the Company's consolidated balance sheet as of September 30, 2015 by reportable segment is as follows:

MSG Entertainment	$58,979
MSG Sports	218,187
$277,166
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for either of its reportable segments. Based on these impairment tests, the Company's reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
The Company elected to perform the qualitative assessment of impairment for the MSG Sports reporting unit. This assessment considered factors such as:

•	Macroeconomic conditions;

•	Industry and market considerations;

•	Cost factors;

•	Overall financial performance of the reporting unit;

•	Other relevant company-specific factors such as changes in management, strategy or customers; and

•	Relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed the quantitative assessment of impairment for the MSG Entertainment reporting unit. The estimate of the fair value of the MSG Entertainment reporting unit was primarily determined using discounted projected future cash flows. For MSG Entertainment, this valuation includes assumptions for the number and expected financial performance of live entertainment events and productions, which includes, but is not limited to, the level of ticket sales, concessions and sponsorships. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of September 30, 2015 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified. Based on these impairment tests, the Company's indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For sensitivity analyses and other information regarding market risks we face in connection with our pension and postretirement plans, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” included in Amendment No. 6 to the Company's Registration Statement on Form 10 filed with the SEC on September 11, 2015.
We have no market risk exposure to interest rate risk as we have no debt outstanding. We have de minimis foreign currency risk exposure as our businesses operate almost entirely in U.S. Dollars, nor do we have any meaningful commodity risk exposures associated with the operation of our venues.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective as of September 30, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

PART II—OTHER INFORMATION
 Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of November, 2015.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief
Financial Officer