Form 10-Q
period 2015-12-31
Madison Square Garden Co
filed 2016-02-04
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 29, 2016:

Class A Common Stock par value $0.01 per share	—	20,094,109
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,558,897	$14,211
Restricted cash	20,653	12,590
Accounts receivable, net	74,602	51,734
Net related party receivables, current	25,192	327
Prepaid expenses	38,381	23,879
Loan receivable from MSG Networks	—	30,836
Other current assets	22,443	35,058
Total current assets	1,740,168	168,635
Net related party receivables, noncurrent	1,652	—
Investments and loans to nonconsolidated affiliates	265,137	249,394
Property and equipment, net	1,193,695	1,188,693
Amortizable intangible assets, net	18,855	22,324
Indefinite-lived intangible assets	166,850	166,850
Goodwill	277,166	277,166
Other assets	82,580	75,880
Total assets	$3,746,103	$2,148,942
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,965	$3,307
Net related party payables	17,246	1,588
Accrued liabilities:
Employee related costs	63,325	95,997
Other accrued liabilities	130,312	121,509
Deferred revenue	385,245	311,317
Total current liabilities	618,093	533,718
Defined benefit and other postretirement obligations	56,804	80,900
Other employee related costs	39,281	53,337
Deferred tax liabilities, net	194,338	206,944
Other liabilities	49,133	50,768
Total liabilities	957,649	925,667
Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 20,333 shares outstanding as of December 31, 2015	204	—
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2015	45	—
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2015	—	—
Additional paid-in capital	2,794,837	—
Treasury stock, at cost, 115 shares as of December 31, 2015	(15,716)	—
Retained earnings	43,488	—
MSG Networks investment	—	1,263,490
Accumulated other comprehensive loss	(34,404)	(40,215)
Total stockholders’ equity	2,788,454	1,223,275
Total liabilities and stockholders’ equity	$3,746,103	$2,148,942

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues (a)	$410,838	$396,814	$561,219	$515,730

Operating expenses:
Direct operating expenses (b)	249,632	268,870	320,982	336,906
Selling, general and administrative expenses (c)	86,262	63,001	144,630	114,402
Depreciation and amortization	25,905	25,024	51,145	59,563
Operating income	49,039	39,919	44,462	4,859
Other income (expense):
Equity in earnings (loss) of equity-method investments	(2,475)	(30,151)	204	(32,755)
Interest income (d)	1,448	715	2,405	1,448
Interest expense	(514)	(619)	(1,054)	(1,275)
Miscellaneous income (expense)	(4,080)	(5)	(4,080)	75
	(5,621)	(30,060)	(2,525)	(32,507)
Income (loss) from operations before income taxes	43,418	9,859	41,937	(27,648)
Income tax benefit (expense)	70	(223)	(52)	(446)
Net income (loss)	$43,488	$9,636	$41,885	$(28,094)
Basic earnings (loss) per common share	$1.74	$0.39	$1.68	$(1.13)
Diluted earnings (loss) per common share	$1.74	$0.39	$1.67	$(1.13)
Weighted-average number of common shares outstanding:
Basic	24,971	24,928	24,949	24,928
Diluted	25,055	24,928	25,031	24,928
_________________

(a)
Include revenues from related parties of $41,321 and $21,677, for the three months ended December 31, 2015 and 2014, respectively, and $74,880 and $42,379 for the six months ended December 31, 2015 and 2014, respectively.

(b)
Include net charges from (to) related parties of $1,036 and $828 for the three months ended December 31, 2015 and 2014, respectively, and $(35) and $503 for the six months ended December 31, 2015 and 2014, respectively.

(c)
Include net charges to related parties of $(562) and $(14,333) for the three months ended December 31, 2015 and 2014, respectively and $(30,134) and $(27,002) for the six months ended December 31, 2015 and 2014, respectively.

(d)
Includes interest income from MSG Networks of $284 for the three months ended December 31, 2014, and $307 and $568 of interest income from MSG Networks for the six months ended December 31, 2015 and 2014, respectively. In addition, interest income includes interest income from nonconsolidated affiliates of $671 and $426 for the three months ended December 31, 2015 and 2014, respectively, and $1,306 and $875 for the six months ended December 31, 2015 and 2014, respectively.

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2015		2014		2015		2014
Net income (loss)		$43,488		$9,636		$41,885		$(28,094)
Other comprehensive income (loss)
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—		$—		$(602)		$—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	255		519		554		1,037
Amortization of net prior service credit included in net periodic benefit cost	(20)	$235	(28)	$491	(37)	$(85)	(57)	$980
Other comprehensive income (loss)		235		491		(85)		980
Comprehensive income (loss)		$43,723		$10,127		$41,800		$(27,114)
See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$41,885	$(28,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,145	59,563
Share-based compensation expense	10,259	7,087
Equity in (earnings) loss of equity-method investments	(204)	32,755
Impairment of cost-method investment	4,080	—
Provision for doubtful accounts	62	6
Change in assets and liabilities:
Accounts receivable, net	(23,688)	4,916
Net related party receivables	(27,176)	(697)
Prepaid expenses and other assets	(29,640)	(35,829)
Accounts payable	17,126	5,817
Net related party payables	15,658	98
Accrued and other liabilities	(10,545)	(45,381)
Deferred revenue	63,266	34,314
Deferred income taxes	54	446
Net cash provided by operating activities	112,282	35,001
Cash flows from investing activities:
Capital expenditures	(59,681)	(38,334)
Investments and loans to nonconsolidated affiliates	(18,492)	(7,947)
Capital distribution from equity-method investments	1,043	—
Net cash used in investing activities	(77,130)	(46,281)
Cash flows from financing activities:
Net transfers from MSG Networks and MSG Networks’ subsidiaries	1,525,241	23,194
Repurchases of common stock	(15,716)	—
Proceeds from stock option exercises	57	—
Taxes paid in lieu of shares issued for equity-based compensation	(48)	—
Net cash provided by financing activities	1,509,534	23,194
Net increase in cash and cash equivalents	1,544,686	11,914
Cash and cash equivalents at beginning of period	14,211	6,143
Cash and cash equivalents at end of period	$1,558,897	$18,057
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$2,052	$24,000
Capital expenditures incurred but not yet paid	1,617	12,959
Non-cash transfers resulting from the Distribution, net	2,500	—

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	MSG Networks Investment	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2015	$—	$1,263,490	$—	$—	$—	$(40,215)	$1,223,275
Net income (loss)	—	(1,603)	—	—	43,488	—	41,885
Other comprehensive loss	—	—	—	—	—	(85)	(85)
Comprehensive income							41,800
Exercise of stock options	—	—	57	—	—	—	57
Share-based compensation	—	—	7,208	—	—	—	7,208
Tax withholding associated with shares issued for equity-based compensation	—	—	(48)	—	—	—	(48)
Repurchases of common stock	—	—	—	(15,716)	—	—	(15,716)
Net increase in MSG Networks Investment	—	1,525,982	—	—	—	—	1,525,982
Conversion of MSG Networks Investment	249	(2,787,869)	2,787,620	—	—	—	—
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	—	—	—	—	—	5,896	5,896
Balance as of December 31, 2015	$249	$—	$2,794,837	$(15,716)	$43,488	$(34,404)	$2,788,454

	MSG Networks Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2014	$1,227,218	$(36,015)	$1,191,203
Net loss	(28,094)	—	(28,094)
Other comprehensive income	—	980	980
Comprehensive loss			(27,114)
Net increase in MSG Networks Investment	54,973	—	54,973
Balance as of December 31, 2014	$1,254,097	$(35,035)	$1,219,062
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
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”), formerly named MSG Spinco, Inc., was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks” or “Former Parent”), formerly known as The Madison Square Garden Company. On September 11, 2015, MSG Networks’ board of directors approved the distribution of all the outstanding common stock of Madison Square Garden to MSG Networks shareholders (the “Distribution”), which occurred on September 30, 2015. Each holder of record of MSG Networks Class A Common Stock as of close of business on September 21, 2015 (the “Record Date”) received one share of Madison Square Garden Class A Common Stock for every three shares of MSG Networks Class A Common Stock held. Each holder of record of MSG Networks Class B Common Stock as of the Record Date received one share of Madison Square Garden Class B Common Stock for every three shares of MSG Networks Class B Common Stock held.
Description of Business
Madison Square Garden is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company’s diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and the Rockettes New York Spectacular, both starring the Rockettes, that are performed in the Company's venues. MSG Sports owns and operates the following professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League (the “NBADL”) team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of its teams' events.
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
Basis of Presentation
The accompanying unaudited consolidated and combined interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s audited combined financial statements and notes thereto for the year ended June 30, 2015 included in Amendment No. 6 to the Company’s Registration Statement on Form 10 filed with the SEC on September 11, 2015. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company’s fiscal year.
The financial information disclosed as of December 31, 2015 and for the three months ended December 31, 2015 is presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. The Company’s combined financial statements as of June 30, 2015 and for the three and six months ended December 31, 2014, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the six months ended December 31, 2015, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

public company prior to the Distribution. These combined financial statements reflect the combined historical results of operations, financial position and cash flows of Former Parent’s sports and entertainment businesses, as well as its venues and joint ventures (“combined financial statements”), in accordance with GAAP and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
Historically, separate financial statements were not prepared for the Company as it had not operated as a separate, standalone business from MSG Networks. The combined financial statements include certain assets and liabilities that were historically held by MSG Networks or by other MSG Networks’ subsidiaries but were specifically identifiable or otherwise attributable to the Company. All significant intercompany transactions between MSG Networks and the Company have been included as components of MSG Networks investment in the combined financial statements as they were considered effectively settled on the Distribution date. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the Distribution all of the assets and liabilities presented were wholly-owned by MSG Networks and were transferred to the Company at carry-over basis.
The combined statement of operations for the three months ended September 30, 2015 that is included in the results of operations for the six months ended December 31, 2015 and the combined statements of operations for the three and six months ended December 31, 2014 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone public company during the periods presented on a combined basis. Actual costs that would have been incurred if the Company had been a separate, standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
After the Distribution, the Company has been providing certain of these services to MSG Networks through a transition services agreement (“TSA”). As part of the Distribution, certain employees providing support functions were transferred to the Company.
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
MSG Networks’ net investment in the Company has been presented as a component of stockholders' equity in the Financial Statements. Distributions made by MSG Networks to the Company or to MSG Networks from the Company are recorded as transfers to and from MSG Networks and the net amount is presented on the consolidated and combined statements of cash flows as “Net transfers from MSG Networks and MSG Networks’ subsidiaries.” As of the Distribution date, MSG Networks’ net investment in the Company was contributed to Former Parent’s stockholders through the distribution of all the common stock of the Company. The par value of the Company’s stock was recorded as a component of common stock, with the remaining balance recorded as additional paid-in capital in the consolidated balance sheet on the Distribution date.
For purposes of the combined financial statements, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Former Parent. This separate return methodology applies to accounting guidance for income taxes in the combined financial statements as if the Company was a standalone public company for the periods prior to the Distribution. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company's operating results were

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

included in Former Parent’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company expects to file its initial U.S. income tax return for the period from October 1, 2015 through June 30, 2016. The calculation of the Company’s income taxes involves considerable judgment and use of both estimates and allocations.
Note 2. Accounting Policies
Principles of Consolidation and Combination
For the periods prior to the Distribution, the financial statements include certain assets and liabilities that were historically held at Former Parent’s corporate level but were specifically identifiable or otherwise attributable to the Company. All intercompany transactions between the Company and Former Parent have been included in the combined financial statements as components of MSG Networks investment. All significant intracompany transactions and accounts within the Company's consolidated and combined financial statements have been eliminated. Expenses related to corporate allocations prior to the Distribution were considered to be effectively settled in the combined financial statements at the time the transaction was recorded, with the offset recorded against MSG Networks investment.
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
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.
Summary of Significant Accounting Policies
The following is an update to the Company’s Summary of Significant Accounting Policies disclosed in Amendment No. 6 to the Company’s Registration Statement on Form 10 filed with the SEC on September 11, 2015:
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 11) only in the periods in which such effect would have been dilutive. For the period when net loss is reported, the computation of diluted loss per share equals the basic loss per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations.
Income Taxes
For the periods after the Distribution, the Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statements of operations. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company accounts for investment tax credits using the “flow-through” method, under which the tax benefit generated from an investment tax credit is recorded in the period the credit is generated.
Restricted Cash
Restricted cash includes cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL collective bargaining agreement ("CBA"). The escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. In addition, the Company’s restricted cash also includes deposits used as collateral for securing letters of credit. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.
Recently Adopted Accounting Pronouncement
In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Company early-adopted this ASU on a prospective basis on the consolidated balance sheet as of December 31, 2015 and applicable prior periods were not retrospectively adjusted.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Computation of Earnings (Loss) per Common Share
Following the Distribution, the Company had 24,928 common shares outstanding on September 30, 2015. This amount has been utilized to calculate earnings (loss) per share for the periods prior to the Distribution as no Madison Square Garden common stock or equity-based awards were outstanding prior to September 30, 2015. The dilutive effect of the Company’s share-based compensation awards issued in connection with the Distribution is included in the computation of diluted earnings per share in the periods subsequent to the Distribution, when applicable. The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Weighted-average shares for basic EPS	24,971	24,928	24,949	24,928
Dilutive effect of shares issuable under share-based compensation plans	84	—	82	—
Weighted-average shares for diluted EPS	25,055	24,928	25,031	24,928
Anti-dilutive shares	4	—	2	—
Note 4. Team Personnel Transactions
Direct operating expenses in the accompanying combined statements of operations for the three and six months ended December 31, 2014 include net provisions for transactions relating to players and certain other team personnel on the Company’s sports teams for waivers/contract termination costs of $4,291 and $4,675, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates consisted of the following:

	Ownership Percentage	Investment	Loan (d)	Total
December 31, 2015
Azoff MSG Entertainment LLC (“Azoff-MSG”) (a)	50%	$116,992	$84,000	$200,992
Brooklyn Bowl Las Vegas, LLC (“BBLV”) (a)	(b)	—	2,662	2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”) (a)	50%	19,849	6,000	25,849
Fuse Media (a)	15%	22,568	—	22,568
Other (c)		11,389	1,677	13,066
Total investments and loans to nonconsolidated affiliates		$170,798	$94,339	$265,137

June 30, 2015
Azoff-MSG (a)	50%	$118,717	$75,000	$193,717
BBLV (a)	(b)	—	2,662	2,662
Tribeca Enterprises (a)	50%	16,791	4,000	20,791
Fuse Media (a)	15%	23,509	—	23,509
Other (a)		8,715	—	8,715
Total investments and loans to nonconsolidated affiliates		$167,732	$81,662	$249,394
_________________

(a)	Denotes that such investment is accounted for under the equity-method of accounting.

(b)
The Company is entitled to receive back its capital, which was 74% of BBLV's total capital as of December 31, 2015 and June 30, 2015, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(c)	Investment amount includes equity-method investments of $7,719 and cost-method investments of $3,670.

(d)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $62 as of December 31, 2015 and June 30, 2015.
As a result of certain legal and regulatory actions against one of the Company’s cost-method investments, the Company evaluated whether or not an other-than-temporary impairment of this cost-method investment had occurred as of December 31, 2015. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of its cost-method investment, which is reflected in miscellaneous income (expense) in the accompanying consolidated and combined statements of operations for the three and six months ended December 31, 2015.
The following is summarized financial information for the Company’s individually significant equity-method investments, presented in aggregate, as required by the guidance in SEC Regulation S-X Rule 10-01(b)(1). The amounts shown below represent 100% of these equity-method investments’ results of operations.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Results of Operations
Revenues	$69,579	$27,964	$148,510	$52,076
Loss from continuing operations	(4,457)	(8,392)	(3,615)	(11,197)
Net loss	(4,457)	(8,392)	(3,615)	(11,197)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of December 31, 2015 and June 30, 2015 are as follows:

MSG Entertainment	$58,979
MSG Sports	218,187
$277,166
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reportable segments.
The Company’s indefinite-lived intangible assets as of December 31, 2015 and June 30, 2015 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2015	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(56,549)	$16,575
Suite holder relationships	15,394	(15,038)	356
Other intangibles	4,217	(2,293)	1,924
	$92,735	$(73,880)	$18,855

June 30, 2015	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(53,919)	$19,205
Suite holder relationships	15,394	(14,339)	1,055
Other intangibles	4,217	(2,153)	2,064
	$92,735	$(70,411)	$22,324
Amortization expense for intangible assets was $1,734 for each of the three months ended December 31, 2015 and 2014. Amortization expense for intangible assets was $3,469 for each of the six months ended December 31, 2015 and 2014.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Property and Equipment
As of December 31, 2015 and June 30, 2015, property and equipment consisted of the following assets:

	December 31, 2015	June 30, 2015
Land	$91,678	$91,678
Buildings	1,106,887	1,098,191
Equipment	273,722	264,054
Aircraft	38,084	—
Furniture and fixtures	49,725	49,400
Leasehold improvements	131,039	130,620
Construction in progress	5,843	10,455
	1,696,978	1,644,398
Less accumulated depreciation and amortization	(503,283)	(455,705)
	$1,193,695	$1,188,693
Depreciation and amortization expense on property and equipment was $24,171 and $23,290 for the three months ended December 31, 2015 and 2014, respectively. Depreciation and amortization expense on property and equipment was $47,676 and $56,094 for the six months ended December 31, 2015 and 2014, respectively.
During the first quarter of fiscal year 2015, the estimated useful life of the Company’s professional sports teams’ plane was changed as a result of a transition by the teams to a new travel program. As a result of this change, the Company recorded accelerated depreciation on the plane of approximately $8,400 for the six months ended December 31, 2014. Subsequently, during the fourth quarter of fiscal year 2015, the Company sold the sports teams’ plane. During the six months ended December 31, 2015, the Company purchased a new aircraft for $38,084, inclusive of transaction costs.
Note 8. Commitments and Contingencies
Commitments
As more fully described in Notes 8 and 9 to the annual combined financial statements included in Amendment No. 6 to the Company’s Registration Statement on Form 10 filed with the SEC on September 11, 2015, the Company’s commitments consist primarily of (i) the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and (iii) revolving credit facilities provided by the Company to Azoff-MSG and Tribeca Enterprises (see Note 5).
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 9. Fair Value Measurements
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalent and restricted cash:

	Level I	Level II	Level III	Total
December 31, 2015
Assets:
Money market accounts	$359,569	$—	$—	$359,569
Time deposits	1,197,652	—	—	1,197,652
Total assets measured at fair value	$1,557,221	$—	$—	$1,557,221
June 30, 2015
Assets:
Money market accounts	$—	$—	$—	$—
Time deposits	12,513	—	—	12,513
Total assets measured at fair value	$12,513	$—	$—	$12,513
Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Note 10. Pension Plans and Other Postretirement Benefit Plan
Pension Plans and Other Postretirement Benefit Plan — Pre-Distribution
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
The Cash Balance Plans have been amended to freeze participation and future benefit accruals effective December 31, 2015 for all employees. Therefore, after December 31, 2015, no employee of the Company who was not already a participant may become a participant in the plans and no further annual pay credits will be made for any future year. Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.
In addition, MSG Networks sponsored a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Union Plan”). Benefits payable to retirees under the Union Plan are based upon years of service and this plan is specific to employees of the businesses constituting Madison Square Garden.
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
For purposes of the combined financial statements issued prior to the Distribution, it was determined that the Company was to be treated as the obligor for the Pension Plans’ and Postretirement Plan’s liabilities. Therefore, the combined financial statements reflect the full impact of such plans on both the combined statements of operations for the three months ended

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

September 30, 2015 and for the three and six months ended December 31, 2014, respectively, and the combined balance sheet as of June 30, 2015. The pension expense related to employees of MSG Networks participating in any of these plans during these periods was reflected as a contributory charge from the Company to MSG Networks, resulting in a decrease to the expense recognized in the combined statements of operations.
Pension Plans and Other Postretirement Benefit Plan — Post-Distribution
As of the Distribution date, the Company and MSG Networks entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the Distribution with regard to liabilities historically under the former MSG Networks’ pension and postretirement plans. Under the Employee Matters Agreement, the Company assumed or retained certain of the Pension Plans and the Postretirement Plan previously sponsored by MSG Networks, as discussed in further detail in Amendment 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015. The Company’s consolidated balance sheet as of September 30, 2015 reflects such plans’ assets and liabilities.
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated and combined statements of operations for the three and six months ended December 31, 2015 and 2014 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost	$1,502	$1,626	$32	$61
Interest cost	1,680	1,806	58	93
Expected return on plan assets	(740)	(807)	—	—
Recognized actuarial loss (a)	255	513	—	6
Amortization of unrecognized prior service cost (credit) (a)	—	7	(20)	(35)
Net periodic benefit cost	$2,697	$3,145	$70	$125

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost	$3,014	$3,252	$82	$122
Interest cost	3,609	3,613	149	186
Expected return on plan assets	(1,480)	(1,614)	—	—
Recognized actuarial loss (a)	554	1,025	—	12
Amortization of unrecognized prior service cost (credit) (a)	14	13	(51)	(70)
Net periodic benefit cost	$5,711	$6,289	$180	$250
________________

(a) Reflects amounts reclassified from accumulated other comprehensive loss.
For the three months ended December 31, 2014, the net periodic benefit cost for the Pension Plans reported in the table above includes $521 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Pension Plans. In addition, for the three months ended December 31, 2014, the Company allocated to MSG Networks $213 of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks. For the six months ended December 31, 2015 and 2014, the net periodic benefit cost for the Pension Plans reported in the table above includes $485 and $1,040, respectively, of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

participation in the Pension Plans. In addition, for the six months ended December 31, 2015 and 2014, the Company allocated to MSG Networks $229 and $424, respectively, of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks.
For the three months ended December 31, 2014, the net periodic benefit cost for the Postretirement Plan reported in the table above includes $29 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan. In addition, for the three months ended December 31, 2014, the Company allocated to MSG Networks $6 of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks. For the six months ended December 31, 2015 and 2014, the net periodic benefit cost for the Postretirement Plan reported in the table above includes $18 and $58, respectively, of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan. In addition, for the six months ended December 31, 2015 and 2014, the Company allocated to MSG Networks $11 and $11, respectively, of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (collectively, the “Savings Plans”). In connection with the Distribution, the MSG Holdings, L.P. 401(k) Savings Plan was converted into a multiple employer plan and, pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended December 31, 2015 and 2014, expenses related to the Savings Plans, excluding expenses related to MSG Networks employees, included in the accompanying consolidated and combined statements of operations were $868 and $848, respectively. These amounts include $97 of expenses related to the Company’s corporate employees which were allocated to MSG Networks during the three months ended December 31, 2014. For the six months ended December 31, 2015 and 2014, expenses related to the Savings Plans, excluding expenses related to MSG Networks employees, included in the accompanying consolidated and combined statements of operations were $1,700 and $1,610, respectively. These amounts include $89 and $170 of expenses related to the Company’s corporate employees which were allocated to MSG Networks for the six months ended December 31, 2015 and 2014, respectively.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Union Plan (the “Union Savings Plan”). In connection with the Distribution, the Union Savings Plan was converted into a multiple employer plan and, pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended December 31, 2015 and 2014, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $27 and $112, respectively. For the six months ended December 31, 2015 and 2014, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $45 and $124, respectively.
Note 11. Share-based Compensation
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
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 160 shares of Madison Square Garden Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan,

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.

Treatment After the Distribution of Share-based Payment Awards Initially Granted Under MSG Networks Equity Award Programs
Prior to the Distribution certain Company employees and non-employee directors, as well as employees and non-employee directors of MSG Networks (some of whom are employees or directors of the Company) participated in MSG Networks’ equity award programs (“MSG Networks Stock Plans”). In connection with the Distribution, each holder of MSG Networks stock options at the Distribution date received Company stock options based on the one for three distribution ratio (i.e., one share of the Company’s Class A Common Stock for every three shares of MSG Networks Class A Common Stock). The existing exercise price was allocated between the existing MSG Networks options and the Company’s new options based upon the ten-day volume-weighted average prices of the MSG Networks Class A Common Stock and the Company’s Class A Common Stock, taking into account the one for three distribution ratio. As a result of this adjustment, 25.64% of the pre-Distribution exercise price of options was allocated to the MSG Networks options and 74.36% was allocated to the new Company options. The options with respect to the Company’s Class A Common Stock were issued under the Employee Stock Plan or the Non-Employee Director Plan, as applicable.
In connection with the Distribution, one restricted stock unit of the Company (“MSG RSUs”) was issued in respect of every three MSG Networks’ restricted stock units (“Networks RSUs”) that were granted to employees prior to July 1, 2015 and were outstanding as of the Distribution date.
In addition, all Networks RSUs and MSG Networks performance restricted stock units ("Networks PSUs") granted to the Company’s employees during the three months ended September 30, 2015 and outstanding as of the Distribution date were converted into MSG RSUs and Company performance restricted stock units (“MSG PSUs”), respectively. Further, all Networks RSUs and Networks PSUs granted during the three months ended September 30, 2015 to employees that were employed by both MSG Networks and the Company following the Distribution were converted such that 70% of the value of such grants became MSG RSUs and MSG PSUs, respectively. All conversions described in this paragraph were calculated based upon the ten-day volume-weighted average price of the Company’s Class A Common Stock through October 14, 2015. The MSG RSUs and MSG PSUs with respect to the Company’s Class A Common Stock were issued under the Employee Stock Plan.
Further, in connection with the Distribution, one share of the Company’s Class A Common Stock was issued in respect of every three Networks RSUs outstanding under MSG Networks’ 2010 Non-Employee Director Plan. These shares were issued under the Non-Employee Director Plan.
As a result of the Distribution, 26, 432 and 95 of the Company’s stock options, RSUs and PSUs, respectively, were issued to holders of MSG Networks equity awards.
Share-based Compensation Expense
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year vesting subject to continued employment. For MSG PSUs, the Company did not recognize share-based compensation expense during the first quarter of fiscal year 2016 as the performance conditions were not yet determined and therefore there was not a grant date for accounting purposes. On December 18, 2015, the Company’s Compensation Committee approved the conversion of the award to a three-year, time-vested award. Such award will cliff-vest on the third anniversary of the original grant date without a performance condition (other than conditions to satisfy tax deductibility for executive officers). As such, the Company began recognizing share-based compensation expense during the second quarter of fiscal year 2016.
For the three months ended December 31, 2015 and 2014, share-based compensation expense, reduced for estimated forfeiture, was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses and was $7,154 and $4,772, respectively. For the six months ended December 31, 2015 and 2014, share-based compensation expense was $10,259 and $7,087, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share Units Award Activity

The following table summarizes activity relating to the Company's RSUs for the six months ended December 31, 2015:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of September 30, 2015	103	19	$134.45
Granted	110	297	$176.56
Vested	(7)	—	$179.16
Forfeited	(19)	—	$155.10
Unvested award balance, December 31, 2015	187	316	$167.08
Note 12. Stock Repurchase Program
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
From the date of the authorization of the repurchase program through December 31, 2015, the Company has repurchased 98 shares, which are determined based on the settlement date of such trades, for a total cost of $15,716, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of December 31, 2015. As of December 31, 2015, the Company had $509,286 of availability remaining under its stock repurchase authorization.
Note 13. Related Party Transactions
As of December 31, 2015, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.6% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.8% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks, Cablevision Systems Corporation (“Cablevision”) and AMC Networks Inc.
In connection with the Distribution, the Company has entered into various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an Advertising Sales Representation Agreement, and the TSA.
In addition, the Company has various agreements with Cablevision. These agreements include arrangements with respect to a number of ongoing commercial relationships. The Company also has certain arrangements with its nonconsolidated affiliates.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company's affiliates primarily with MSG Networks and Cablevision. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	$41,321	$21,677	$74,880	$42,379
Operating expenses (credits):
Corporate general and administrative, net - MSG Networks	$(2,196)	$(15,947)	$(33,787)	$(30,227)
Advertising	777	1,283	945	1,425
Corporate general and administrative, net - Cablevision	1,091	474	1,411	1,154
Telephone and other fiber optic transmission services	396	362	781	734
Other	406	323	481	415
Revenues
In connection with the Distribution, the Company entered into new media rights agreements with MSG Networks covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets and a new Advertising Sales Representation Agreement pursuant to which the Company has the exclusive right and obligation, for a commission, to sell MSG Networks’ advertising availabilities. Revenues from related parties primarily consist of local media rights recognized by the Company’s Sports segment from the licensing of team-related programming to MSG Networks under these new media rights agreements. Local media rights are generally recognized on a straight-line basis over the fiscal year. In addition, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory and consulting services to Tribeca Enterprises for a fee.
Corporate General and Administrative Expense, net - MSG Networks
The Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. Prior to the Distribution, allocations of corporate overhead and shared services expense were based on direct usage or the relative proportion of revenue or headcount. In addition, the Company’s Sports and Entertainment segments charged MSG Networks for various services performed on behalf of Former Parent. The amounts for the three and six months ended December 31, 2014 are presented net of charges of $835 and $1,325 received from MSG Networks for services rendered to the Company’s Sports and Entertainment segments.
Furthermore, for the three and six months ended December 31, 2015, Corporate general and administrative expense, net - MSG Networks amounts reflect charges from the Company to MSG Networks under the TSA of $2,229, net of general and administrative costs charged to the Company by MSG Networks.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks and Cablevision, most of which are related to the utilization of advertising and promotional benefits by the Company.
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
Loan receivable from MSG Networks
On June 21, 2011, the Company’s wholly-owned captive insurance subsidiary, Eden Insurance Company, Inc. (“Eden”), entered into a loan agreement with MSG Networks (the “Loan Agreement”), under which Eden granted MSG Networks an unsecured loan bearing interest at a rate of 3.50% plus the six month applicable LIBOR rate with a principal amount not exceeding $8,000. Subsequently, the Loan Agreement was amended to increase the borrowing capacity to $40,000. While the term of the loan was five years, the subsidiary could have induced prepayment by MSG Networks with five business days notice. As a result of the Distribution, the loan payable was transferred to the Company and is now eliminated in consolidation. As of June 30, 2015, the subsidiary had an outstanding loan receivable from MSG Networks of $30,836, inclusive of accrued interest, and such amount was the largest amount outstanding during the periods ending on such date. For all periods presented, no interest or principal payments were received by Eden. Instead, on a semi-annual basis, the accrued but unpaid interest was added to the outstanding principal amount of the loan.
Other
See Note 5 for information on outstanding loans provided by the Company to its nonconsolidated affiliates.
Cash Management
Historically, MSG Networks used a centralized approach to cash management and financing of operations. The Company’s cash was available for use and was regularly “swept” by MSG Networks at its discretion. Transfers of cash both to and from MSG Networks are included as components of MSG Networks investment on the consolidated and combined statements of stockholders’ equity. The primary components of the net transfers to/from MSG Networks are cash pooling/general financing activities, various expense allocations to/from MSG Networks, and receivables/payables from/to MSG Networks deemed to be effectively net settled at the Distribution date.
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
Note 14. Income Taxes
Income tax expense (benefit) for the three and six months ended December 31, 2015 was $(70) and $52, respectively. The effective tax rates for the three and six months ended December 31, 2015 was (0.2)% and 0.1%, respectively.
Income tax expense for the three and six months ended December 31, 2014 was $223 and $446, respectively. The effective tax rate for the three and six months ended December 31, 2014 was 2.3% and (1.6)%, respectively.
The Company’s effective tax rates for the three and six months ended December 31, 2015 are different when compared to the statutory federal rate of 35% primarily due to a reduction of approximately $20,800 in the valuation allowance recorded on the Company's net deferred tax asset established at the time of the Distribution. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company's business. This initially created a deferred tax asset which the Company recorded a full valuation allowance against as it was more likely than not that the deferred tax asset would not be realized.
In addition, the three month results include a benefit from a change in the state tax rates used to value deferred taxes related to indefinite-lived assets in connection with the filing of the December 31, 2014 state tax returns which included the Company's

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

results. Both the three month and six month results reflect an expense from an increase in the deferred tax liability on indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
The Company’s effective tax rates for the three and six months ended December 31, 2014 are different when compared to the statutory federal rate of 35% since an income tax benefit is not recognized on net operating losses attributable to these periods because a valuation allowance was recorded on the Company’s net deferred tax asset as it is more likely than not that the deferred tax asset will not be realized. Instead, the income tax expense is the result of an increase in the deferred tax liability on indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of December 31, 2015. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.
Note 15. Segment Information
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
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating cash flow (“AOCF”), a non-GAAP measure. The Company believes AOCF is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. AOCF and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and AOCF measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended December 31, 2015
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$183,834	$226,786	$218		$410,838
Direct operating expenses	110,477	139,155	—		249,632
Selling, general and administrative expenses	25,314	45,567	15,381	(a)	86,262
Add back: share-based compensation expense	2,100	2,441	2,613		7,154
AOCF	50,143	44,505	(12,550)		82,098
Depreciation and amortization	2,528	2,769	20,608	(b)	25,905
Share-based compensation expense	2,100	2,441	2,613		7,154
Operating income (loss)	$45,515	$39,295	$(35,771)		$49,039
Equity in loss of equity-method investments					(2,475)
Interest income					1,448
Interest expense					(514)
Miscellaneous expense				(c)	(4,080)
Income from operations before income taxes					$43,418
Other information:
Capital expenditures	$328	$1,562	$5,509		$7,399

	Three Months Ended December 31, 2014
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$194,125	$202,512	$177		$396,814
Direct operating expenses	118,810	150,057	3		268,870
Selling, general and administrative expenses	18,350	36,085	8,566	(a), (d)	63,001
Add back: share-based compensation expense	896	1,025	2,851		4,772
AOCF	57,861	17,395	(5,541)		69,715
Depreciation and amortization	2,546	2,769	19,709	(b)	25,024
Share-based compensation expense	896	1,025	2,851		4,772
Operating income (loss)	$54,419	$13,601	$(28,101)		$39,919
Equity in loss of equity-method investments					(30,151)
Interest income					715
Interest expense					(619)
Miscellaneous expense					(5)
Income from operations before income taxes					$9,859
Other information:
Capital expenditures	$1,104	$2,010	$28,234	(e)	$31,348

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended December 31, 2015
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$260,860	$299,934	$425		$561,219
Direct operating expenses	167,478	153,504	—		320,982
Selling, general and administrative expenses	43,122	81,527	19,981	(a)	144,630
Add back: share-based compensation expense	3,016	4,015	3,228		10,259
AOCF	53,276	68,918	(16,328)		105,866
Depreciation and amortization	5,102	5,629	40,414	(b)	51,145
Share-based compensation expense	3,016	4,015	3,228		10,259
Operating income (loss)	$45,158	$59,274	$(59,970)		$44,462
Equity in earnings of equity-method investments					204
Interest income					2,405
Interest expense					(1,054)
Miscellaneous expense				(c)	(4,080)
Income from operations before income taxes					$41,937
Other information:
Capital expenditures	$917	$3,329	$55,435	(e)	$59,681

	Six Months Ended December 31, 2014
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$259,360	$256,017	$353		$515,730
Direct operating expenses	171,458	165,448	—		336,906
Selling, general and administrative expenses	32,795	67,551	14,056	(a), (d)	114,402
Add back: share-based compensation expense	1,850	2,164	3,073		7,087
AOCF	56,957	25,182	(10,630)		71,509
Depreciation and amortization	5,072	15,735	38,756	(b)	59,563
Share-based compensation expense	1,850	2,164	3,073		7,087
Operating income (loss)	$50,035	$7,283	$(52,459)		$4,859
Equity in loss of equity-method investments					(32,755)
Interest income					1,448
Interest expense					(1,275)
Miscellaneous income					75
Loss from operations before income taxes					$(27,648)
Other information:
Capital expenditures	$1,906	$3,082	$33,346	(e)	$38,334
_________________

(a)	Consists of unallocated corporate general and administrative costs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)	Miscellaneous expenses for the three and six months ended December 31, 2015 primarily include partial write-down of one of the Company’s cost-method investments (see Note 5).

(d)	The amounts for the three and six months ended December 31, 2014 include executive management transition costs.

(e)
Capital expenditures for the six months ended December 31, 2015 are primarily associated with the purchase of a new aircraft, as well as certain investments with respect to The Garden. Capital expenditures for the three and six months ended December 31, 2014 are primarily associated with certain investments with respect to The Garden and the Forum.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements. In this MD&A, there are statements concerning our future operating and future financial performance, including increased expenses of being a standalone public company. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•
the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock; and

•	the factors described under “Risk Factors” contained in Amendment No. 6 to our Registration Statement on Form 10 filed with the SEC on September 11, 2015.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited Financial Statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's audited annual financial statements included in Amendment No. 6 to our Registration Statement on Form 10 filed with the SEC on September 11, 2015 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and the Rockettes New York Spectacular, both starring the Rockettes, that are performed in the Company's venues. MSG Sports owns and operates the following professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, the Hartford Wolf Pack of the AHL, which is the primary player development team for the Rangers, and the Westchester Knicks, an NBADL team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of its teams' events.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
Factors Affecting Results of Operations
The consolidated statement of operations for the three months ended December 31, 2015 is presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. The Company's combined statements of operations for the three and six months ended December 31, 2014, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the six months ended December 31, 2015 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution.
The combined statements of operations for the three and six months ended December 31, 2014, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the six months ended December 31, 2015, include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014 on a consolidated and where applicable, combined and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2015 compared to the six months ended December 31, 2014, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our segments.

Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company's annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2016. This section should be read together with our critical accounting policies, which are discussed in the Amendment No. 6 to our Registration Statement on Form 10 filed with the SEC on September 11, 2015 under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated and combined financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended December 31, 2015 versus the Three Months Ended December 31, 2014
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$410,838	100%	$396,814	100%	$14,024

Direct operating expenses	249,632	61%	268,870	68%	19,238
Selling, general and administrative expenses	86,262	21%	63,001	16%	(23,261)
Depreciation and amortization	25,905	6%	25,024	6%	(881)
Operating income	49,039	12%	39,919	10%	9,120
Other income (expense):
Equity in loss of equity-method investments	(2,475)	(1)%	(30,151)	(8)%	27,676
Interest income, net	934	NM	96	NM	838
Miscellaneous expense	(4,080)	(1)%	(5)	NM	(4,075)
Income from operations before income taxes	43,418	11%	9,859	2%	33,559
Income tax benefit (expense)	70	NM	(223)	NM	293
Net income	$43,488	11%	$9,636	2%	$33,852
_________________
NM – Percentage is not meaningful
In connection with the Distribution, the Company entered into a new Advertising Sales Representation Agreement pursuant to which the Company has the exclusive right and obligation, for a commission, to sell MSG Networks’ advertising availabilities for an initial stated term of approximately seven years, subject to certain termination rights. For segment reporting purposes, this revenue is allocated 50% to each of our MSG Entertainment and MSG Sports segments, which is consistent with our allocation of the expenses associated with the services that we render to earn the commission revenue.
See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.
Revenues
Revenues for the three months ended December 31, 2015 increased $14,024, or 4%, to $410,838 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Entertainment segment revenues	$(10,291)
Increase in MSG Sports segment revenues	24,274
Increase in other revenues	41
$14,024
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2015 decreased $19,238, or 7%, to $249,632 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in MSG Entertainment segment expenses	$(8,333)
Decrease in MSG Sports segment expenses	(10,902)
Decrease in other expenses	(3)
$(19,238)

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2015 increased $23,261, or 37%, to $86,262 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment expenses	$6,964
Increase in MSG Sports segment expenses	9,482
Increase in other expenses	6,815
$23,261
The increase in other expenses was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2015 increased $881, or 4%, to $25,905 as compared to the prior year period primarily due to higher depreciation expense on property and equipment placed into service in the current year period.
Equity in loss of equity-method investments
Equity in loss of equity-method investments for the three months ended December 31, 2015 decreased $27,676 to $2,475 primarily due to a pre-tax, non-cash impairment charge of $23,600 to write off the carrying value of the Company's equity investment in BBLV during the second quarter of fiscal year 2015.
Miscellaneous expense
Miscellaneous expense in the current year period reflects a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of one of the Company’s cost-method investments (see Note 5 to the consolidated and combined financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).
Income taxes
Income tax benefit for the three months ended December 31, 2015 was $70 and income tax expense for the three months ended December 31, 2014 was $223. The effective tax rate for the three months ended December 31, 2015 of (0.2)% is different when compared to the statutory federal rate of 35% primarily due to a reduction of approximately $20,800 in the valuation allowance recorded on the Company's net deferred tax asset established at the time of the Distribution. As part of the the Distribution MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company's business. This created a deferred tax asset which the Company recorded a full valuation allowance against as it was more likely than not that the deferred tax asset would not be realized. In addition, results for the three months ended December 31, 2015 include a benefit from a change in the state tax rates used to value deferred taxes related to indefinite-lived assets in connection with the filing of the December 31, 2014 state tax returns which included the Companies results. Both the three month and six month results reflect an expense from an increase in the deferred tax liability on indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
The effective tax rate for the three months ended December 31, 2014 of 2.3% is different when compared to the statutory federal rate of 35% because a valuation allowance is recorded on the Company’s net deferred tax asset as it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The income tax expense represents an increase in the deferred tax liability on indefinite-lived intangible assets.

AOCF
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase in AOCF
	December 31,
	2015	2014
Operating income	$49,039	$39,919	$9,120
Share-based compensation	7,154	4,772	2,382
Depreciation and amortization	25,905	25,024	881
AOCF	$82,098	$69,715	$12,383
AOCF for the three months ended December 31, 2015 increased $12,383, or 18%, to $82,098 as compared to the prior year period. The net increase is attributable to the following:

Decrease in AOCF of the MSG Entertainment segment	$(7,718)
Increase in AOCF of the MSG Sports segment	27,110
Other net decreases	(7,009)
$12,383
Other net decreases reflect an increase in professional fees combined with higher corporate general and administrative costs as a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, certain costs reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$183,834	100%	$194,125	100%	$(10,291)
Direct operating expenses	110,477	60%	118,810	61%	8,333
Selling, general and administrative expenses	25,314	14%	18,350	9%	(6,964)
Depreciation and amortization	2,528	1%	2,546	1%	18
Operating income	$45,515	25%	$54,419	28%	$(8,904)
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2015	2014
Operating income	$45,515	$54,419	$(8,904)
Share-based compensation	2,100	896	1,204
Depreciation and amortization	2,528	2,546	(18)
AOCF	$50,143	$57,861	$(7,718)

Revenues
Revenues for the three months ended December 31, 2015 decreased $10,291, or 5%, to $183,834 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	$(13,107)
Decrease in event-related revenues at the Forum	(2,817)
Decrease in event-related revenues at the Beacon Theatre	(753)
Increase in ad sales commission, venue-related sponsorship and signage and suite rental fee revenues	4,350
Increase in event-related revenues at The Garden	1,430
Increase in event-related revenues at The Theater at Madison Square Garden	1,084
Other net decreases	(478)
$(10,291)
The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence in the current year period of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which generated revenues of approximately $14,100 in the prior year period. This was offset by an increase in revenues from the Radio City Music Hall production of the show primarily due to higher ticket-related revenue, mainly as a result of higher average ticket prices and higher average paid attendance partially offset by fewer scheduled performances during the current year period as compared to the prior year period. Including performances that took place in January 2016, more than one million tickets were sold during the 2015 holiday season, which represents a low single digit percentage increase over the 2014 holiday season, despite one fewer scheduled performance.
The decrease in event-related revenues at the Forum was primarily due to fewer events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at the Beacon Theatre was primarily due to fewer events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in ad sales commission, venue-related sponsorship and signage and suite rental fee revenues was primarily due to (i)ad sales commission revenues associated with the new Advertising Sales Representation Agreement with MSG Networks that became effective on September 28, 2015, (ii) an increase in venue-related sponsorship and signage revenue, a result of new sponsorship inventory that was not available during the prior year period, as well as increased sales of existing inventory, and (iii) higher suite rental fee revenue from The Garden.
The increase in event-related revenues at The Garden was primarily due to a change in the mix of events partially offset by one fewer event held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2015 decreased $8,333, or 7%, to $110,477 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	$(9,867)
Decrease in event-related direct operating expenses at the Forum	(822)
Decrease in event-related direct operating expenses at the Beacon Theatre	(766)
Decrease in event-related direct operating expenses at The Theater at Madison Square Garden	(290)
Increase in event-related direct operating expenses at The Garden	3,037
Other net increases	375
$(8,333)
The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence in the current year period of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which incurred direct operating expenses of approximately $9,600 in the prior year period. In addition, there were fewer scheduled performances of the Radio City Music Hall production of the show in the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at the Forum was primarily due to fewer events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at the Beacon Theatre was due to fewer events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at The Theater at Madison Square Garden was due to fewer events offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events and other event-related expenses partially offset by one fewer event held at the venue during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2015 increased $6,964, or 38%, to $25,314 as compared to the prior year period mainly due to higher corporate general and administrative costs a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “– Factors Affecting Results of Operations” for a discussion of the comparability of financial results. In addition, higher selling, general and administrative expenses reflect costs associated with the new Advertising Sales Representation Agreement with MSG Networks that became effective on September 28, 2015.
AOCF
AOCF for the three months ended December 31, 2015 decreased $7,718, or 13%, to $50,143 as compared to the prior year period driven by a decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses partially offset by lower direct operating expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$226,786	100%	$202,512	100%	$24,274
Direct operating expenses	139,155	61%	150,057	74%	10,902
Selling, general and administrative expenses	45,567	20%	36,085	18%	(9,482)
Depreciation and amortization	2,769	1%	2,769	1%	—
Operating income	$39,295	17%	$13,601	7%	$25,694
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase in AOCF
	December 31,
	2015	2014
Operating income	$39,295	$13,601	$25,694
Share-based compensation	2,441	1,025	1,416
Depreciation and amortization	2,769	2,769	—
AOCF	$44,505	$17,395	$27,110

Revenues
Revenues for the three months ended December 31, 2015 increased $24,274, or 12%, to $226,786 as compared to the prior year period. The net increase is attributable to the following:

Increase in broadcast rights fees from MSG Networks	$12,221
Increase in event-related revenues from other live sporting events	6,871
Increase in ad sales commission and professional sports teams’ sponsorship and signage revenues	5,218
Increase in suite rental fee revenue	579
Increase in revenues from league distributions	449
Decrease in professional sports teams’ pre/regular season ticket-related revenue	(744)
Other net decreases	(320)
$24,274
The increase in broadcast rights fees from MSG Networks was due to the new long-term media rights agreements for the Knicks and Rangers that became effective on July 1, 2015.
The increase in event-related revenues from other live sporting events was primarily due to a change in the mix of events as well as more events during the current year period as compared to the prior year period.
The increase in ad sales commission and professional sports teams’ sponsorship and signage revenues primarily reflects ad sales commission revenues earned under the new Advertising Sales Representation Agreement with MSG Networks that became effective on September 28, 2015, as well as increased sales of existing sponsorship and signage inventory.
The increase in suite rental fee revenue was primarily due to contractual rate increases and, to a lesser extent, additional sales of suite products partially offset by other net decreases.
The decrease in professional sports teams’ pre/regular season ticket-related revenue was primarily due to the Rangers playing one fewer pre-season game at The Garden during the current year period as compared to the prior year period partially offset by an increase in other ticket-related revenues.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2015 decreased $10,902, or 7%, to $139,155 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$(5,227)
Decrease in team personnel compensation	(4,795)
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	(4,291)
Increase in event-related expenses associated with other live sporting events	4,053
Other net decreases	(642)
$(10,902)
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) and for certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Three Months Ended December 31,		Decrease in Expense
	2015	2014
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$14,725	$19,952	$(5,227)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	—	4,291	(4,291)

The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects lower NBA luxury tax of $7,497 partially offset by higher provision for both NBA and NHL revenue sharing expense of $2,270. The decrease in net provision for NBA luxury tax is based on the Knicks' roster which as of December 31, 2015 would not result in a luxury tax for the 2015-16 season as compared to the prior year period when the Knicks' active roster was indicative of being a luxury tax payer for the 2014-15 season. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing for the 2015-16 season partially offset by higher estimated net player escrow recoveries. The actual amounts for the 2015-16 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transactions for the three months ended December 31, 2014 primarily reflect provisions recorded for player waivers/contract terminations.
The decrease in team personnel compensation was primarily due to lower overall player salaries, inclusive of the impact of roster changes at the Company’s sports teams, slightly offset by non-player team personnel increases.
The increase in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events as well as more events during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2015 increased $9,482, or 26%, to $45,567 as compared to the prior year period primarily due to (i) higher corporate general and administrative costs, (ii) an increase in employee compensation and related benefits and (iii) costs associated with the new Advertising Sales Representation Agreement with MSG Networks, that became effective on September 28, 2015, partially offset by lower marketing costs and professional fees. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
AOCF
AOCF for the three months ended December 31, 2015 increased $27,110, or 156%, to $44,505 as compared to the prior year period primarily due to an increase in revenues as well as lower direct operating expenses, partially offset by higher selling, general and administrative expenses as discussed above.

Comparison of the Six Months Ended December 31, 2015 versus the Six Months Ended December 31, 2014
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$561,219	100%	$515,730	100%	$45,489

Direct operating expenses	320,982	57%	336,906	65%	15,924
Selling, general and administrative expenses	144,630	26%	114,402	22%	(30,228)
Depreciation and amortization	51,145	9%	59,563	12%	8,418
Operating income	44,462	8%	4,859	1%	39,603
Other income (expense):
Equity in earnings (loss) of equity-method investments	204	NM	(32,755)	(6)%	32,959
Interest income, net	1,351	NM	173	NM	1,178
Miscellaneous income (expense)	(4,080)	(1)%	75	NM	(4,155)
Income (loss) from operations before income taxes	41,937	7%	(27,648)	(5)%	69,585
Income tax expense	(52)	NM	(446)	NM	394
Net income (loss)	$41,885	7%	$(28,094)	(5)%	$69,979
_________________
NM – Percentage is not meaningful
See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.
Revenues
Revenues for the six months ended December 31, 2015 increased $45,489, or 9%, to $561,219 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment revenues	$1,500
Increase in MSG Sports segment revenues	43,917
Increase in other revenues	72
$45,489
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2015 decreased $15,924, or 5%, to $320,982 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in MSG Entertainment segment expenses	$(3,980)
Decrease in MSG Sports segment expenses	(11,944)
$(15,924)

 Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2015 increased $30,228, or 26%, to $144,630 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment expenses	$10,327
Increase in MSG Sports segment expenses	13,976
Increase in other expenses	5,925
$30,228
The increase in other expenses was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results. In addition, the increase in other expenses reflects higher professional fees.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2015 decreased $8,418, or 14%, to $51,145 as compared to the prior year period primarily due to the absence of the accelerated depreciation associated with the Company's professional sports teams’ plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program partially offset by higher depreciation expense on property and equipment placed into service during the six months ended December 31, 2015.
Equity in earnings (loss) of equity-method investments
Equity in loss of equity-method investments for the six months ended December 31, 2015 improved by $32,959 to equity in earnings of $204 primarily due to the pre-tax, non-cash impairment charge of $23,600 to write off the carrying value of the Company's equity investment in BBLV during the second quarter of fiscal year 2015 and, to a lesser extent, improvements in earnings in some of the Company's joint venture investments.
Miscellaneous expense
Miscellaneous expense in the current year period reflects a pre-tax, non-cash impairment charge of $4,080 to partially write down the carrying value of one of the several Company’s cost-method investments (see Note 5 to the consolidated and combined financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).
Income taxes
Income tax expense for the six months ended December 31, 2015 was $52 and income tax expense for the six months ended December 31, 2014 was $446.
The effective tax rate for the six months ended December 31, 2015 of 0.1% is different when compared to the statutory federal rate of 35% primarily due to a reduction of approximately $20,800 in the valuation allowance recorded on the Company's net deferred tax asset established at the time of the Distribution. As part of the the Distribution MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company's business. This created a deferred tax asset which the Company recorded a full valuation allowance against as it was more likely than not that the deferred tax asset would not be realized.
The effective tax rate for the six months ended December 31, 2014 of (1.6)% is different when compared to the statutory federal rate of 35% because a valuation allowance is recorded on the Company’s net deferred tax asset as it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The income tax expense represents an increase in the deferred tax liability on indefinite-lived intangible assets.
The Company’s effective tax rate for the six months ended December 31, 2014 is different when compared to the statutory federal rate of 35% since an income tax benefit is not recognized on net operating losses attributable to these periods because a valuation allowance was recorded on the Company’s net deferred tax asset as it is more likely than not that the deferred tax asset will not be realized. Instead, the income tax expense is the result of an increase in the deferred tax liability on indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.

AOCF
The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2015	2014
Operating income	$44,462	$4,859	$39,603
Share-based compensation	10,259	7,087	3,172
Depreciation and amortization	51,145	59,563	(8,418)
AOCF	$105,866	$71,509	$34,357
AOCF for the six months ended December 31, 2015 increased $34,357, or 48%, to $105,866 as compared to the prior year period. The net increase is attributable to the following:

Decrease in AOCF of the MSG Entertainment segment	$(3,681)
Increase in AOCF of the MSG Sports segment	43,736
Other net decreases	(5,698)
$34,357
Other net decreases reflect higher corporate general and administrative costs as a result of the Company operating as a standalone public company in the current year period and the absence of certain costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, certain costs reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$260,860	100%	$259,360	100%	$1,500
Direct operating expenses	167,478	64%	171,458	66%	3,980
Selling, general and administrative expenses	43,122	17%	32,795	13%	(10,327)
Depreciation and amortization	5,102	2%	5,072	2%	(30)
Operating income	$45,158	17%	$50,035	19%	$(4,877)
The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2015	2014
Operating income	$45,158	$50,035	$(4,877)
Share-based compensation	3,016	1,850	1,166
Depreciation and amortization	5,102	5,072	30
AOCF	$53,276	$56,957	$(3,681)

Revenues
Revenues for the six months ended December 31, 2015 increased $1,500, less than 1%, to $260,860 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$8,720
Increase in venue-related sponsorship and signage, ad sales commission and suite rental fee revenues	6,443
Increase in event-related revenues at The Theater at Madison Square Garden	1,686
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(13,196)
Decrease in event-related revenues at the Forum	(2,284)
Other net increases	131
$1,500
The increase in event-related revenues at The Garden was primarily due to additional events as well as a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in venue-related sponsorship and signage, ad sales commission and suite rental fee revenues was primarily due to (i) ad sales commission revenues associated with the new Advertising Sales Representation Agreement with MSG Networks that became effective on September 28, 2015, (ii) new sponsorship inventory that was not available during the prior year period, and (iii) higher suite rental fee revenue from The Garden.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence in the current year period of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which generated revenues of approximately $14,100 in the prior year period. This was partially offset by an increase in revenues from the Radio City Music Hall production of the show primarily due to higher ticket-related revenue, mainly as a result of higher average ticket prices and higher average paid attendance offset by fewer scheduled performances during the current year period as compared to the prior year period. Including performances that took place in January 2016, more than one million tickets were sold during the 2015 holiday season, which represents a low single digit percentage increase over the 2014 holiday season, despite one fewer scheduled performance.
The decrease in event-related revenues at the Forum was primarily due to fewer events and, to a lesser extent, a change in the mix of events held at the venue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2015 decreased $3,980, or 2%, to $167,478 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	$(9,903)
Decrease in event-related direct operating expenses at the Forum	(1,231)
Increase in event-related direct operating expenses at The Garden	6,148
Increase in venue operating costs	1,543
Other net decreases	(537)
$(3,980)
The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence in the current year period of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which incurred direct operating expenses of approximately $9,600 in the prior year period. In addition, there were fewer scheduled performances of the Radio City Music Hall production of the show in the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at the Forum was primarily due to fewer events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.

The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events as well as additional events held at the venue during the current year period as compared to the prior year period.
The increase in venue operating costs was primarily due to higher labor related costs at our venues and an increase in property taxes at Radio City Music Hall in the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2015 increased $10,327, or 31%, to $43,122 as compared to the prior year period mainly due to higher corporate general and administrative costs as a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results. In addition, the increase in selling, general and administrative expenses reflects costs associated with the new Advertising Sales Representation Agreement with MSG Networks that became effective on September 28, 2015.
AOCF
AOCF for the six months ended December 31, 2015 decreased $3,681, or 6%, to $53,276 as compared to the prior year period primarily attributable to higher selling, general and administrative expenses partially offset by lower direct operating expenses and, to a lesser extent, an increase in revenues, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$299,934	100%	$256,017	100%	$43,917
Direct operating expenses	153,504	51%	165,448	65%	11,944
Selling, general and administrative expenses	81,527	27%	67,551	26%	(13,976)
Depreciation and amortization	5,629	2%	15,735	6%	10,106
Operating income	$59,274	20%	$7,283	3%	$51,991

The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2015	2014
Operating income	$59,274	$7,283	$51,991
Share-based compensation	4,015	2,164	1,851
Depreciation and amortization	5,629	15,735	(10,106)
AOCF	$68,918	$25,182	$43,736

Revenues
Revenues for the six months ended December 31, 2015 increased $43,917, or 17%, to $299,934 as compared to the prior year period. The net increase is attributable to the following:

Increase in broadcast rights fees from MSG Networks	$24,874
Increase in professional sports teams’ sponsorship and signage and ad sales commission revenues	7,338
Increase in event-related revenues from other live sporting events	5,791
Increase in professional sports teams’ pre/regular season ticket-related revenue	2,502
Increase in suite rental fee revenue	1,529
Increase in revenues from league distributions	1,168
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	634
Other net increases	81
$43,917
The increase in broadcast rights fees from MSG Networks was due to the new long-term media rights agreements for the Knicks and Rangers that became effective on July 1, 2015.
The increase in professional sports teams’ sponsorship and signage and ad sales commission revenues primarily reflects increased sales of existing sponsorship and signage inventory as well as ad sales commission revenues associated with the new Advertising Sales Representation Agreement with MSG Networks that became effective on September 28, 2015.
The increase in event-related revenues from other live sporting events was primarily due to a change in the mix of events and, to a lesser extent, more events during the current year period as compared to the prior year period.
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to higher average per-game revenue.
The increase in suite rental fee revenue was primarily due to contractual rate increases and, to a lesser extent, additional sales of suite products partially offset by other net decreases.
The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to higher average per-game revenue as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2015 decreased $11,944, or 7%, to $153,504 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$(5,934)
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	(4,675)
Decrease in team personnel compensation	(4,191)
Decrease in other team operating expenses (other than discussed below)	(1,357)
Increase in event-related expenses associated with other live sporting events	3,717
Other net increases	496
$(11,944)

Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) and for certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Six Months Ended
	December 31,
	2015	2014	Decrease in Expense
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$13,005	$18,939	$(5,934)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	—	4,675	(4,675)
The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects lower NBA luxury tax of $7,497 partially offset by higher net provisions for both NBA and NHL revenue sharing expense of $1,563. The decrease in net provision for NBA luxury tax is based on the Knicks' roster which as of December 31, 2015 would not result in a luxury tax for the 2015-16 season as compared to the prior year period when the Knicks' active roster was indicative of being a luxury tax payer for the 2014-15 season. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing for the 2015-16 season partially offset by net adjustments to prior seasons' revenue sharing expense as well as higher estimated net player escrow recoveries. The actual amounts for the 2015-16 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transactions for the six months ended December 31, 2014 primarily reflect provisions recorded for player waivers/contract terminations.
The decrease in team personnel compensation was primarily due to lower overall player salaries, inclusive of the impact of roster changes at the Company’s sports teams, slightly offset by non-player team personnel increases.
The decrease in other team operating expenses was primarily due to the absence of operating expenses associated with the teams' plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program as well as lower professional fees partially offset by professional sports teams' playoff related expenses, as well as other net increases.
The increase in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events and, to a lesser extent, more events during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2015 increased $13,976, or 21%, to $81,527 as compared to the prior year period primarily due to (i) higher corporate general and administrative costs, (ii) an increase in employee compensation and related benefits and (iii) costs associated with the new Advertising Sales Representation Agreement with MSG Networks, that became effective on September 28, 2015, partially offset by lower professional fees. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2015 decreased $10,106, or 64%, to $5,629, as compared to the prior year period primarily due to the absence of the accelerated depreciation associated with the professional sports teams' plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program.

AOCF
AOCF for the six months ended December 31, 2015 increased $43,736, or 174%, to $68,918, as compared to the prior year period primarily due to an increase in revenues and, to a lesser extent, lower direct operating expenses partially offset by higher selling, general and administrative expenses, as discussed above.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, along with cash flows from the operations of our businesses. Our principal uses of cash include working capital-related items, capital spending, investments and related loans that we may fund from time to time, and repurchases of shares of the Company’s Class A Common Stock. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including approximately $1,559,000 in unrestricted cash and cash equivalents as of December 31, 2015, combined with operating cash flows to fund our operations, pursue new business opportunities, and repurchase shares of the Company’s Class A Common Stock. As a result of the one-time tax payment to be made by Former Parent related to the acceleration of the Company’s deferred revenue associated with advance ticket sales, sponsorships and suite rentals in connection with the Distribution, we will not have to make cash tax payments of approximately $152,000 that would otherwise have been due.
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
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began "regular way" trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of December 31, 2015, the Company had $509,286 of availability remaining under its stock repurchase authorization.
Financing Agreements
Revolving Credit Facilities with Nonconsolidated Affiliates
In connection with the Company's investment in Azoff-MSG, the Company provides a $100,000 revolving credit facility to this entity, of which $84,000 had been drawn as of December 31, 2015.
In connection with the Company's investment in Tribeca Enterprises, the Company provides a $6,000 revolving credit facility to this entity, of which the entire amount had been drawn as of December 31, 2015.
Bilateral Letters of Credit Line
Prior to the Distribution, the Company established a bilateral credit line with a bank to issue a limited number of letters of credit in support of the Company’s business operations. Fees owed on outstanding letters of credit are determined at the Company’s option, depending on whether or not the Company elects to collateralize the letters of credit with cash. As of December 31, 2015, there was a letter of credit for $2,460 outstanding.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2015 improved by $77,281 to $112,282 as compared to the prior year period largely driven by an increase in the current year period net income and changes in assets and liabilities partially offset by other non-cash items. The increase in net cash provided by operating activities resulting from changes in assets and liabilities was primarily due to (i) lower NBA luxury tax payments in the current year period as compared to the prior year period, (ii) the timing of settlement of the Company’s payables, as well as (iii) the timing of playoff related NHL revenue sharing and other NHL playoff related expenses partially offset by an increase in receivables associated with the new programming rights agreements with MSG Networks. The decrease in operating cash flows from other non-cash items include (i) an improved non-cash equity in earnings from equity-method investments primarily due to a pre-tax, non-cash impairment charge to write off the carrying value of the Company's equity investment in BBLV during the prior year period, as well as (ii) a decrease in depreciation expense due to the absence of accelerated depreciation associated with the teams' plane in the current year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2015 increased by $30,849 to $77,130 as compared to the prior year period largely driven by (i) higher capital expenditures primarily due to the purchase of a new aircraft, (ii) the Company’s acquisition of its interest in cost-method investments and (iii) an increase in loans advanced to nonconsolidated affiliates partially offset by lower capital expenditures on certain investments with respect to The Garden and the Forum.
Financing Activities
Net cash provided by financing activities for the six months ended December 31, 2015 increased by $1,486,340 to $1,509,534. This increase is mainly due to net transfers from Former Parent, which was primarily comprised of a $1,467,093 cash contribution during the three months ended September 30, 2015 partially offset by the repurchases of shares of the Company's Class A Common Stock during the current year period.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated and combined financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The following discussion has been included only to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2016. Accordingly, we have not repeated herein a discussion of the Company’s critical accounting policies as set forth in Amendment No. 6 to the Company’s Registration Statement on Form 10 filed with the SEC on September 11, 2015.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company’s two reporting units for evaluating goodwill impairment are the same as its reportable segments and both of them have goodwill. The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2015 by reportable segment is as follows:

MSG Entertainment	$58,979
MSG Sports	218,187
$277,166
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for either of its reportable segments. Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2015 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For sensitivity analysis and other information regarding market risks we face in connection with our pension and postretirement plans, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” included in Amendment No. 6 to the Company's Registration Statement on Form 10 filed with the SEC on September 11, 2015.
We have no market risk exposure to interest rate risk as we have no debt outstanding. We have de minimis foreign currency risk exposure as our businesses operate almost entirely in U.S. Dollars, nor do we have any meaningful commodity risk exposures associated with the operation of our venues.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective as of December 31, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

PART II—OTHER INFORMATION
 Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company's repurchases of stock that were made during the three months ended December 31, 2015 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	—	$525,000
November 1, 2015 - November 30, 2015	—	$—	—	$525,000
December 1, 2015 - December 31, 2015	98	$160.47	98	$509,286
Total	98	$160.47	98
_________________

(a)
As of December 31, 2015, the total amount authorized by the Company’s board of directors for Class A Common Stock repurchases was $525,000, and the Company had remaining authorization of $509,286 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company first announced its stock repurchase program on September 11, 2015. Total number of shares purchased are determined based on the settlement date of such trades.

(b)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of February 2016.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer