Form 10-Q
period 2016-03-31
Madison Square Garden Co
filed 2016-05-06
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 29, 2016:

Class A Common Stock par value $0.01 per share	—	19,936,708
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,451,687	$14,211
Restricted cash	28,102	12,590
Accounts receivable, net	109,492	51,734
Net related party receivables, current	14,331	327
Prepaid expenses	33,280	23,879
Loan receivable from MSG Networks	—	30,836
Other current assets	19,893	35,058
Total current assets	1,656,785	168,635
Net related party receivables, noncurrent	1,637	—
Investments and loans to nonconsolidated affiliates	273,063	249,394
Property and equipment, net	1,173,126	1,188,693
Amortizable intangible assets, net	17,114	22,324
Indefinite-lived intangible assets	166,850	166,850
Goodwill	277,166	277,166
Other assets	44,428	75,880
Total assets	$3,610,169	$2,148,942
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,270	$3,307
Net related party payables	28,028	1,588
Accrued liabilities:
Employee related costs	95,367	95,997
Other accrued liabilities	131,966	121,509
Deferred revenue	327,682	311,317
Total current liabilities	595,313	533,718
Defined benefit and other postretirement obligations	58,426	80,900
Other employee related costs	39,470	53,337
Deferred tax liabilities, net	194,461	206,944
Other liabilities	49,165	50,768
Total liabilities	936,835	925,667
Commitments and contingencies (see Note 7)
Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,937 shares outstanding as of March 31, 2016	204	—
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2016	45	—
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2016	—	—
Additional paid-in capital	2,799,233	—
Treasury stock, at cost, 511 shares as of March 31, 2016	(74,682)	—
Accumulated deficit	(17,268)	—
MSG Networks investment	—	1,263,490
Accumulated other comprehensive loss	(34,198)	(40,215)
Total stockholders’ equity	2,673,334	1,223,275
Total liabilities and stockholders’ equity	$3,610,169	$2,148,942

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues (a)	$336,328	$300,856	$897,547	$816,586

Operating expenses:
Direct operating expenses (b)	275,118	231,098	596,100	568,004
Selling, general and administrative expenses (c)	92,352	53,786	236,982	168,188
Depreciation and amortization	25,794	25,556	76,939	85,119
Operating loss	(56,936)	(9,584)	(12,474)	(4,725)
Other income (expense):
Loss in equity-method investments	(5,173)	(2,294)	(4,969)	(35,049)
Interest income (d)	1,965	768	4,370	2,216
Interest expense	(489)	(606)	(1,543)	(1,881)
Miscellaneous income (expense)	—	116	(4,080)	191
	(3,697)	(2,016)	(6,222)	(34,523)
Loss from operations before income taxes	(60,633)	(11,600)	(18,696)	(39,248)
Income tax benefit (expense)	(123)	129	(175)	(317)
Net loss	$(60,756)	$(11,471)	$(18,871)	$(39,565)
Basic loss per common share	$(2.47)	$(0.46)	$(0.76)	$(1.59)
Diluted loss per common share	$(2.47)	$(0.46)	$(0.76)	$(1.59)
Weighted-average number of common shares outstanding:
Basic	24,635	24,928	24,845	24,928
Diluted	24,635	24,928	24,845	24,928
_________________

(a)
Include revenues from related parties of $41,843 and $22,782, for the three months ended March 31, 2016 and 2015, respectively, and $116,723 and $65,161 for the nine months ended March 31, 2016 and 2015, respectively.

(b)
Include net charges from related parties of $271 and $333 for the three months ended March 31, 2016 and 2015, respectively, and $236 and $836 for the nine months ended March 31, 2016 and 2015, respectively.

(c)
Include net charges from (to) related parties of $933 and $(13,531) for the three months ended March 31, 2016 and 2015, respectively, and $(29,201) and $(40,533) for the nine months ended March 31, 2016 and 2015, respectively.

(d)
Includes interest income from MSG Networks of $292 for the three months ended March 31, 2015, and $307 and $860 of interest income from MSG Networks for the nine months ended March 31, 2016 and 2015, respectively. In addition, interest income includes interest income from nonconsolidated affiliates of $771 and $471 for the three months ended March 31, 2016 and 2015, respectively, and $2,077 and $1,346 for the nine months ended March 31, 2016 and 2015, respectively.

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2016		2015		2016		2015
Net loss		$(60,756)		$(11,471)		$(18,871)		$(39,565)
Other comprehensive income (loss)
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—		$—		$(602)		$—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	236		500		790		1,537
Amortization of net prior service credit included in net periodic benefit cost	(30)	$206	(27)	$473	(67)	$121	(84)	$1,453
Other comprehensive income		206		473		121		1,453
Comprehensive loss		$(60,550)		$(10,998)		$(18,750)		$(38,112)
See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,871)	$(39,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,939	85,119
Share-based compensation expense	17,647	7,872
Loss in equity-method investments	4,969	35,049
Write-off of deferred production costs	41,816	—
Impairment of cost-method investment	4,080	—
Provision for doubtful accounts	31	77
Change in assets and liabilities:
Accounts receivable, net	(58,547)	(26,531)
Net related party receivables	(16,255)	(104)
Prepaid expenses and other assets	(33,101)	(57,698)
Accounts payable	7,431	(4,772)
Net related party payables	26,440	(574)
Accrued and other liabilities	25,562	(21,556)
Deferred revenue	5,703	44,822
Deferred income taxes	177	317
Net cash provided by operating activities	84,021	22,456
Cash flows from investing activities:
Capital expenditures	(64,029)	(55,727)
Payments for acquisition of assets	—	(3,000)
Investments and loans to nonconsolidated affiliates	(31,992)	(29,669)
Capital distribution from equity-method investments	1,528	—
Net cash used in investing activities	(94,493)	(88,396)
Cash flows from financing activities:
Net transfers from MSG Networks and MSG Networks’ subsidiaries	1,525,241	73,938
Repurchases of common stock	(78,001)	—
Proceeds from stock option exercises	756	—
Taxes paid in lieu of shares issued for equity-based compensation	(48)	—
Net cash provided by financing activities	1,447,948	73,938
Net increase in cash and cash equivalents	1,437,476	7,998
Cash and cash equivalents at beginning of period	14,211	6,143
Cash and cash equivalents at end of period	$1,451,687	$14,141
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$2,094	$24,000
Capital expenditures incurred but not yet paid	1,864	3,074
Non-cash transfers resulting from the Distribution, net	(2,913)	—

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	MSG Networks Investment	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2015	$—	$1,263,490	$—	$—	$—	$(40,215)	$1,223,275
Net loss	—	(1,603)	—	—	(17,268)	—	(18,871)
Other comprehensive income	—	—	—	—	—	121	121
Comprehensive loss							(18,750)
Exercise of stock options	—	—	(2,563)	3,319	—	—	756
Share-based compensation	—	—	14,637	—	—	—	14,637
Tax withholding associated with shares issued for equity-based compensation	—	—	(48)	—	—	—	(48)
Repurchases of common stock	—	—	—	(78,001)	—	—	(78,001)
Net increase in MSG Networks investment	—	1,525,982	—	—	—	—	1,525,982
Conversion of MSG Networks investment	249	(2,787,869)	2,787,620	—	—	—	—
Adjustments related to the transfer of certain assets and liabilities as a result of the Distribution	—	—	(413)	—	—	—	(413)
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	—	—	—	—	—	5,896	5,896
Balance as of March 31, 2016	$249	$—	$2,799,233	$(74,682)	$(17,268)	$(34,198)	$2,673,334

	MSG Networks Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2014	$1,227,218	$(36,015)	$1,191,203
Net loss	(39,565)	—	(39,565)
Other comprehensive income	—	1,453	1,453
Comprehensive loss			(38,112)
Net increase in MSG Networks investment	106,476	—	106,476
Balance as of March 31, 2015	$1,294,129	$(34,562)	$1,259,567
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
Description of Business
Madison Square Garden is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company’s diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes, that are performed in the Company's venues. MSG Sports owns and operates the following professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League (the “NBADL”) team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of its teams' events.
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
The financial information disclosed as of March 31, 2016 and for the three months ended March 31, 2016 is presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. The Company’s combined financial statements as of June 30, 2015 and for the three and nine months ended March 31, 2015, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the nine months ended March 31, 2016, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

company prior to the Distribution. These combined financial statements reflect the combined historical results of operations, financial position and cash flows of Former Parent’s sports and entertainment businesses, as well as its venues and joint ventures (“combined financial statements”), in accordance with GAAP and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
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
The combined statement of operations for the three months ended September 30, 2015 that is included in the results of operations for the nine months ended March 31, 2016 and the combined statements of operations for the three and nine months ended March 31, 2015 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone public company during the periods presented on a combined basis. Actual costs that would have been incurred if the Company had been a separate, standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
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
Reclassifications
Certain revenues and expenses associated with the new Advertising Sales Representation Agreement with MSG Networks that became effective on September 28, 2015, which were reported in the MSG Entertainment segment results of operations for the three months ended December 31, 2015, were reclassified to the MSG Sports segment results of operations for the segment reporting purposes and to conform to the current period presentation. The impact of these reclassifications is reflected in the results of operations for the nine months ended March 31, 2016.
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
Restricted Cash
Restricted cash includes cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL collective bargaining agreement ("NHL CBA"). The escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. In addition, the Company’s restricted cash also includes deposits used as collateral for securing letters of credit. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Following the Distribution, the Company had 24,928 common shares outstanding on September 30, 2015. This amount has been utilized to calculate earnings (loss) per share for the periods prior to the Distribution as no Madison Square Garden common stock or equity-based awards were outstanding prior to September 30, 2015. The dilutive effect of the Company’s share-based compensation awards issued in connection with the Distribution is included in the computation of diluted earnings per share in the periods subsequent to the Distribution, when applicable. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 10) only in the periods in which such effect would have been dilutive. For the period when net loss is reported, the computation of diluted loss per share equals the basic loss per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard under ASU No. 2014-09. ASU No. 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the principle in ASU No 2014-09 for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately. ASU No 2016-10 also clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract and allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. Early adoption of ASU No. 2014-09 and the related updates discussed above is permitted and the Company can early adopt ASU No. 2014-09 and the related updates beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 and the related updates will be effective for the Company beginning in the first quarter of fiscal year 2019 using

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

one of two retrospective application methods. The Company is currently evaluating the impact the standard and updates will have on its consolidated financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842), which supersedes existing guidance on accounting for leases in FASB ASC Topic 840, Leases. The new standard requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities. The new standard also requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date. The standard will be effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. This standard eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This standard requires the income tax effects of all awards to be recognized in the statement of operations when the awards vest or are settled. This standard also allows an employer to repurchase more of an employee’s shares for tax withholding purposes than currently allowable, without triggering liability accounting, and provides companies with the option to make a policy election to account for forfeitures as they occur. In addition, this standard requires companies to present excess tax benefits as operating activity on the statement of cash flows rather than as financing activity. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated and combined statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company’s sports teams for (i) waivers/contract termination costs, (ii) trades and (iii) season-ending injuries ("Team Personnel Transactions"). Team Personnel Transactions amounted to $6,605 and $20,642 for the three months ended March 31, 2016 and 2015, respectively, and $6,605 and $25,317 for the nine months ended March 31, 2016 and 2015, respectively.
Note 4. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates consisted of the following:

	Ownership Percentage	Investment	Loan (d)	Total
March 31, 2016
Azoff MSG Entertainment LLC (“AMSGE”) (a)	50%	$115,075	$97,500	$212,575
Brooklyn Bowl Las Vegas, LLC (“BBLV”) (a)	(b)	—	2,662	2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”) (a)	50%	17,305	6,000	23,305
Fuse Media (a)	15%	21,904	—	21,904
Other (c)		10,940	1,677	12,617
Total investments and loans to nonconsolidated affiliates		$165,224	$107,839	$273,063

June 30, 2015
AMSGE (a)	50%	$118,717	$75,000	$193,717
BBLV (a)	(b)	—	2,662	2,662
Tribeca Enterprises (a)	50%	16,791	4,000	20,791
Fuse Media (a)	15%	23,509	—	23,509
Other (a)		8,715	—	8,715
Total investments and loans to nonconsolidated affiliates		$167,732	$81,662	$249,394
_________________

(a)	Denotes that such investment is accounted for under the equity-method of accounting.

(b)
The Company is entitled to receive back its capital, which was 74% of BBLV's total capital as of March 31, 2016 and June 30, 2015, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(c)	Investment amount includes an equity-method investment of $7,270 and cost-method investments of $3,670.

(d)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $62 as of March 31, 2016 and June 30, 2015.
As a result of certain legal and regulatory actions against one of the Company’s cost-method investments, the Company evaluated whether or not an other-than-temporary impairment of this cost-method investment had occurred during the second quarter of fiscal year 2016. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of its cost-method investment, which is reflected in miscellaneous expense in the accompanying combined statement of operations for the nine months ended March 31, 2016.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of March 31, 2016 and June 30, 2015 are as follows:

MSG Entertainment	$58,979
MSG Sports	218,187
$277,166
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reportable segments.
The Company’s indefinite-lived intangible assets as of March 31, 2016 and June 30, 2015 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2016	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(57,864)	$15,260
Other intangibles	4,217	(2,363)	1,854
	$77,341	$(60,227)	$17,114

June 30, 2015	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(53,919)	$19,205
Suite holder relationships	15,394	(14,339)	1,055
Other intangibles	4,217	(2,153)	2,064
	$92,735	$(70,411)	$22,324
The recorded amounts for the gross carrying values of suite holder relationships, and the related accumulated amortization, decreased during the nine months ended March 31, 2016 as those intangible assets became fully amortized.
Amortization expense for intangible assets was $1,741 and $1,735 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for intangible assets was $5,210 and $5,204 for the nine months ended March 31, 2016 and 2015, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Property and Equipment
As of March 31, 2016 and June 30, 2015, property and equipment consisted of the following assets:

	March 31, 2016	June 30, 2015
Land	$91,678	$91,678
Buildings	1,107,386	1,098,191
Equipment	275,621	264,054
Aircraft	38,090	—
Furniture and fixtures	50,032	49,400
Leasehold improvements	131,039	130,620
Construction in progress	6,616	10,455
	1,700,462	1,644,398
Less accumulated depreciation and amortization	(527,336)	(455,705)
	$1,173,126	$1,188,693
Depreciation and amortization expense on property and equipment was $24,053 and $23,821 for the three months ended March 31, 2016 and 2015, respectively. Depreciation and amortization expense on property and equipment was $71,729 and $79,915 for the nine months ended March 31, 2016 and 2015, respectively.
During the first quarter of fiscal year 2015, the estimated useful life of the Company’s professional sports teams’ plane was changed as a result of a transition by the teams to a new travel program. As a result of this change, the Company recorded accelerated depreciation on the plane of approximately $8,400 for the nine months ended March 31, 2015. Subsequently, during the fourth quarter of fiscal year 2015, the Company sold the sports teams’ plane. During the nine months ended March 31, 2016, the Company purchased a new aircraft for $38,090, inclusive of transaction costs.
Note 7. Commitments and Contingencies
Commitments
As more fully described in Notes 8 and 9 to the annual combined financial statements included in Amendment No. 6 to the Company’s Registration Statement on Form 10 filed with the SEC on September 11, 2015, the Company’s commitments consist primarily of (i) the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and (iii) revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises (see Note 4).
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalent and restricted cash:

	Level I	Level II	Level III	Total
March 31, 2016
Assets:
Money market accounts	$254,299	$—	$—	$254,299
Time deposits	1,196,527	—	—	1,196,527
Total assets measured at fair value	$1,450,826	$—	$—	$1,450,826
June 30, 2015
Assets:
Money market accounts	$—	$—	$—	$—
Time deposits	12,513	—	—	12,513
Total assets measured at fair value	$12,513	$—	$—	$12,513
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
For purposes of the combined financial statements issued prior to the Distribution, it was determined that the Company was to be treated as the obligor for the Pension Plans’ and Postretirement Plan’s liabilities. Therefore, the combined financial statements reflect the full impact of such plans on both the combined statements of operations for the three months ended

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

September 30, 2015 and for the three and nine months ended March 31, 2015, respectively, and the combined balance sheet as of June 30, 2015. The pension expense related to employees of MSG Networks participating in any of these plans during these periods was reflected as a contributory charge from the Company to MSG Networks, resulting in a decrease to the expense recognized in the combined statements of operations.
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
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated and combined statements of operations for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$22	$1,620	$26	$27
Interest cost	1,676	1,806	50	63
Expected return on plan assets	(740)	(807)	—	—
Recognized actuarial loss (gain) (a)	236	512	—	(12)
Amortization of unrecognized prior service cost (credit) (a)	—	7	(30)	(34)
Net periodic benefit cost	$1,194	$3,138	$46	$44

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$3,036	$4,872	$108	$149
Interest cost	5,285	5,419	199	249
Expected return on plan assets	(2,220)	(2,421)	—	—
Recognized actuarial loss (a)	790	1,537	—	—
Amortization of unrecognized prior service cost (credit) (a)	14	20	(81)	(104)
Net periodic benefit cost	$6,905	$9,427	$226	$294
________________

(a) Reflects amounts reclassified from accumulated other comprehensive loss.
For the three months ended March 31, 2015, the net periodic benefit cost for the Pension Plans reported in the table above includes $520 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Pension Plans. In addition, for the three months ended March 31, 2015, the Company allocated to MSG Networks $211 of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks. For the nine months ended March 31, 2016 and 2015, the net periodic benefit cost for the Pension Plans reported in the table above includes $485 and $1,560, respectively, of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

participation in the Pension Plans. In addition, for the nine months ended March 31, 2016 and 2015, the Company allocated to MSG Networks $229 and $635, respectively, of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks.
For the three months ended March 31, 2015, the net periodic benefit cost for the Postretirement Plan reported in the table above includes $23 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan. In addition, for the three months ended March 31, 2015, the Company allocated to MSG Networks $4 of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks. For the nine months ended March 31, 2016 and 2015, the net periodic benefit cost for the Postretirement Plan reported in the table above includes $18 and $81, respectively, of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan. In addition, for the nine months ended March 31, 2016 and 2015, the Company allocated to MSG Networks $11 and $15, respectively, of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks.
In September 2015, MSG Networks contributed $3,700 to the Cash Balance Pension Plan. The Company does not expect to make additional contributions during fiscal year 2016.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (collectively, the “Savings Plans”). In connection with the Distribution, the MSG Holdings, L.P. 401(k) Savings Plan was converted into a multiple employer plan and, pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended March 31, 2016 and 2015, expenses related to the Savings Plans, excluding expenses related to MSG Networks employees, included in the accompanying consolidated and combined statements of operations were $1,167 and $737, respectively. These amounts include $99 of expenses related to the Company’s corporate employees which were allocated to MSG Networks during the three months ended March 31, 2015. For the nine months ended March 31, 2016 and 2015, expenses related to the Savings Plans, excluding expenses related to MSG Networks employees, included in the accompanying consolidated and combined statements of operations were $2,867 and $2,347, respectively. These amounts include $89 and $269 of expenses related to the Company’s corporate employees which were allocated to MSG Networks for the nine months ended March 31, 2016 and 2015, respectively.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Union Plan (the “Union Savings Plan”). In connection with the Distribution, the Union Savings Plan was converted into a multiple employer plan and, pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended March 31, 2016 and 2015, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $612 and $585, respectively. For the nine months ended March 31, 2016 and 2015, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $658 and $709, respectively.
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
In connection with the Distribution, one restricted stock unit of the Company (“MSG RSUs”) was issued in respect of every three MSG Networks’ restricted stock units (“Networks RSUs”) that were granted to employees prior to July 1, 2015 and were outstanding as of the Distribution date. The MSG RSUs were issued under the Employee Stock Plan.
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
For the three months ended March 31, 2016 and 2015, share-based compensation expense, reduced for estimated forfeiture, was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

selling, general and administrative expenses and was $7,388 and $785, respectively. For the nine months ended March 31, 2016 and 2015, share-based compensation expense was $17,647 and $7,872, respectively.
Share Units Award Activity
The following table summarizes activity relating to the Company's RSUs from Distribution to March 31, 2016:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of September 30, 2015	103	19	$134.45
Granted	110	297	$176.56
Vested	(9)	—	$172.36
Forfeited	(27)	—	$153.96
Unvested award balance, March 31, 2016	177	316	$167.44
Note 11. Stock Repurchase Program
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
From the date of the authorization of the repurchase program through March 31, 2016, the Company has repurchased 516 shares for a total cost of $78,001, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of March 31, 2016. As of March 31, 2016, the Company had $447,009 of availability remaining under its stock repurchase authorization.
Note 12. Related Party Transactions
As of March 31, 2016, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.7% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.2% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks, Cablevision Systems Corporation (“Cablevision”) and AMC Networks Inc.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company's affiliates primarily with MSG Networks and Cablevision. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues	$41,843	$22,782	$116,723	$65,161
Operating expenses (credits):
Corporate general and administrative, net - MSG Networks	$(2,176)	$(15,873)	$(35,963)	$(46,100)
Advertising	78	1,383	1,023	2,808
Corporate general and administrative, net - Cablevision	868	374	2,279	1,528
Telephone and other fiber optic transmission services	404	411	1,185	1,145
Consulting fees	2,004	—	2,438	—
Other, net	26	507	73	922
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
Corporate General and Administrative Expense, net - MSG Networks
The Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. Prior to the Distribution, allocations of corporate overhead and shared services expense were based on direct usage or the relative proportion of revenue or headcount. In addition, the Company’s Sports and Entertainment segments charged MSG Networks for various services performed on behalf of MSG Networks. The amounts for the three and nine months ended March 31, 2015 are presented net of charges of $942 and $2,267 received from MSG Networks for services rendered to the Company’s Sports and Entertainment segments.
Furthermore, for the three and nine months ended March 31, 2016, Corporate general and administrative expense, net - MSG Networks amounts reflect charges from the Company to MSG Networks under the TSA of $2,194 and $4,423, respectively, net of general and administrative costs charged to the Company by MSG Networks.
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
Consulting fees
The Company pays AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services.
Other Operating Expenses, net
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
Note 13. Income Taxes
Income tax expense for the three and nine months ended March 31, 2016 was $123 and $175, respectively. The effective tax rates for the three and nine months ended March 31, 2016 were (0.2)% and (0.9)%, respectively.
Income tax expense (benefit) for the three and nine months ended March 31, 2015 was $(129) and $317, respectively. The effective tax rates for the three and nine months ended March 31, 2015 were 1.1% and (0.8)%, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s effective tax rate for the three months ended March 31, 2016 is different when compared to the statutory federal rate of 35% primarily due to an increase of approximately $25,800 in the valuation allowance recorded on the Company's net deferred tax asset related to the activity during the three months ended March 31, 2016. The Company's effective tax rate for the nine months ended March 31, 2016 is different when compared to the statutory federal rate of 35% primarily due to an increase in the valuation allowance of approximately $5,100 recorded on the Company's net deferred tax asset related to the current year period activity from the time of the Distribution. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company's business. This initially created a deferred tax asset on which the Company recorded a full valuation allowance at the time of the Distribution as it was more likely than not that the deferred tax asset would not be realized. Changes in the valuation allowance each quarter result from the impact of quarterly book basis taxable income.
In addition, the nine month results include a benefit from a change in the state tax rates used to value deferred taxes related to indefinite-lived assets in connection with the filing of the December 31, 2014 state tax returns which included the Company's results. Both the three and nine months results reflect an expense from an increase in the deferred tax liability on the amortization of indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
The Company’s effective tax rates for the three and nine months ended March 31, 2015 are different when compared to the statutory federal rate of 35% since an income tax benefit is not recognized on net operating losses attributable to these periods because a valuation allowance was recorded on the Company’s net deferred tax asset as it is more likely than not that the deferred tax asset will not be realized. Instead, the income tax expense is the result of an increase in the deferred tax liability on indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets. In addition in the three months ended March 31, 2015, the difference in the rate also includes a change in the estimated tax amortization on indefinite-lived intangible assets for the year, which created a benefit during the prior year period.
The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of March 31, 2016. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.
Note 14. Segment Information
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended March 31, 2016
	MSG Entertainment		MSG Sports	All Other		Total
Revenues	$73,235		$262,875	$218		$336,328
Direct operating expenses	101,324	(a)	173,794	—		275,118
Selling, general and administrative expenses	27,876		49,781	14,695	(b)	92,352
Add back: share-based compensation expense	2,535		3,189	1,664		7,388
AOCF	(53,430)		42,489	(12,813)		(23,754)
Depreciation and amortization	2,426		2,809	20,559	(c)	25,794
Share-based compensation expense	2,535		3,189	1,664		7,388
Operating income (loss)	$(58,391)		$36,491	$(35,036)		$(56,936)
Loss in equity-method investments						(5,173)
Interest income						1,965
Interest expense						(489)
Loss from operations before income taxes						$(60,633)
Other information:
Capital expenditures	$45		$1,106	$3,197		$4,348

	Three Months Ended March 31, 2015
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$61,566	$239,114	$176		$300,856
Direct operating expenses	56,220	174,878	—		231,098
Selling, general and administrative expenses	17,128	33,941	2,717	(b)	53,786
Add back: share-based compensation expense	594	659	(468)		785
AOCF	(11,188)	30,954	(3,009)		16,757
Depreciation and amortization	2,590	2,619	20,347	(c)	25,556
Share-based compensation expense	594	659	(468)		785
Operating income (loss)	$(14,372)	$27,676	$(22,888)		$(9,584)
Loss in equity-method investments					(2,294)
Interest income					768
Interest expense					(606)
Miscellaneous income					116
Loss from operations before income taxes					$(11,600)
Other information:
Capital expenditures	$2,112	$795	$14,486		$17,393

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31, 2016
	MSG Entertainment		MSG Sports	All Other		Total
Revenues	$331,348		$565,556	$643		$897,547
Direct operating expenses	268,802	(a)	327,298	—		596,100
Selling, general and administrative expenses	69,490		132,816	34,676	(b)	236,982
Add back: share-based compensation expense	5,539		7,216	4,892		17,647
AOCF	(1,405)		112,658	(29,141)		82,112
Depreciation and amortization	7,528		8,438	60,973	(c)	76,939
Share-based compensation expense	5,539		7,216	4,892		17,647
Operating income (loss)	$(14,472)		$97,004	$(95,006)		$(12,474)
Loss in equity-method investments						(4,969)
Interest income						4,370
Interest expense						(1,543)
Miscellaneous expense					(d)	(4,080)
Loss from operations before income taxes						$(18,696)
Other information:
Capital expenditures	$962		$4,435	$58,632	(e)	$64,029

	Nine Months Ended March 31, 2015
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$320,926	$495,131	$529		$816,586
Direct operating expenses	227,678	340,326	—		568,004
Selling, general and administrative expenses	49,923	101,492	16,773	(b), (f)	168,188
Add back: share-based compensation expense	2,444	2,823	2,605		7,872
AOCF	45,769	56,136	(13,639)		88,266
Depreciation and amortization	7,662	18,354	59,103	(c)	85,119
Share-based compensation expense	2,444	2,823	2,605		7,872
Operating income (loss)	$35,663	$34,959	$(75,347)		$(4,725)
Loss in equity-method investments					(35,049)
Interest income					2,216
Interest expense					(1,881)
Miscellaneous income					191
Loss from operations before income taxes					$(39,248)
Other information:
Capital expenditures	$4,018	$3,877	$47,832	(e)	$55,727
_________________

(a)
MSG Entertainment’s direct operating expenses for the three and nine months ended March 31, 2016 include a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the production, now called the New York Spectacular Starring The Radio City Rockettes.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)	Consists of unallocated corporate general and administrative costs.

(c)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(d)	Miscellaneous expenses for the nine months ended March 31, 2016 primarily include a partial write-down of one of the Company’s cost-method investments (see Note 4).

(e)
Capital expenditures for the nine months ended March 31, 2016 are primarily associated with the purchase of a new aircraft, as well as certain investments with respect to The Garden. Capital expenditures for the nine months ended March 31, 2015 are primarily associated with certain investments with respect to The Garden and the Forum.

(f)	The amounts for the nine months ended March 31, 2015 include executive management transition costs.
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 15. Subsequent Event
On May 5, 2016, one of the Company’s nonconsolidated equity-method affiliates announced that it will close its Broadway production of Finding Neverland on August 21, 2016. As of March 31, 2016, the carrying value of the Company’s investment in the show was $7,270. The Company is evaluating whether this investment is other-than-temporarily impaired, which could result in a future non-cash impairment charge related to its investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements. In this MD&A, there are statements concerning our future operating and future financial performance, including increased expenses of being a standalone public company and possible impairment of an equity-method investment. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular, New York Spectacular Starring The Radio City Rockettes and other entertainment events which are presented in our venues;

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

•
the successful development of new live productions or enhancements to existing productions and the investments associated with such development or enhancements, including New York Spectacular Starring The Radio City Rockettes, the Company’s newest large scale theatrical production;

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
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited annual financial statements included in Amendment No. 6 to our Registration Statement on Form 10 filed with the SEC on September 11, 2015 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company’s diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes, that are performed in the Company’s venues. MSG Sports owns and operates the following professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, the Hartford Wolf Pack of the AHL, which is the primary player development team for the Rangers, and the Westchester Knicks, an NBADL team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of its teams’ events.
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
Factors Affecting Results of Operations
The consolidated statement of operations for the three months ended March 31, 2016 is presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. The Company's combined statements of operations for the three and nine months ended March 31, 2015, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the nine months ended March 31, 2016 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution.
The combined statements of operations for the three and nine months ended March 31, 2015, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the nine months ended March 31, 2016, include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2016 compared to the three and nine months ended March 31, 2015 on a consolidated and where applicable, combined and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our segments.

Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2016. This section should be read together with our critical accounting policies, which are discussed in the Amendment No. 6 to our Registration Statement on Form 10 filed with the SEC on September 11, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated and combined financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 versus the Three Months Ended March 31, 2015
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Revenues	$336,328	$300,856	$35,472	12%

Direct operating expenses	275,118	231,098	44,020	19%
Selling, general and administrative expenses	92,352	53,786	38,566	72%
Depreciation and amortization	25,794	25,556	238	1%
Operating loss	(56,936)	(9,584)	(47,352)	(494)%
Other income (expense):
Loss in equity-method investments	(5,173)	(2,294)	(2,879)	(126)%
Interest income, net	1,476	162	1,314	NM
Miscellaneous income	—	116	(116)	(100)%
Loss from operations before income taxes	(60,633)	(11,600)	(49,033)	(423)%
Income tax benefit (expense)	(123)	129	(252)	(195)%
Net loss	$(60,756)	$(11,471)	$(49,285)	(430)%

NM — Percentage is not meaningful
See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.
Revenues
Revenues for the three months ended March 31, 2016 increased $35,472, or 12%, to $336,328 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment revenues	$11,669
Increase in MSG Sports segment revenues	23,761
Increase in other revenues	42
$35,472
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2016 increased $44,020, or 19%, to $275,118 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment expenses	$45,104
Decrease in MSG Sports segment expenses	(1,084)
$44,020

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2016 increased $38,566, or 72%, to $92,352 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment expenses	$10,748
Increase in MSG Sports segment expenses	15,840
Increase in other expenses	11,978
$38,566
The increase in other expenses reflects (i) higher professional fees primarily associated with the Company's business development initiatives, (ii) an increase in New York state franchise tax, which was driven by new state corporate tax legislation, (iii) higher employee compensation and related benefits, and (iv) an increase in other corporate general and administrative costs. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Loss in equity-method investments
Loss in equity-method investments reflects the Company’s share of net losses of nonconsolidated equity-method affiliates, inclusive of amortization expense for intangible assets associated with these investments. The Company’s share of the earnings (loss) of its equity-method investments are recorded on a three-month lag basis. On May 5, 2016, one of the Company’s equity-method nonconsolidated affiliates announced that it will close its Broadway production of Finding Neverland on August 21, 2016. As of March 31, 2016, the carrying value of the Company’s investment in the show was $7,270. The Company is evaluating whether this investment is other-than-temporarily impaired, which could result in a future non-cash impairment charge related to its investment.
Income taxes
Income tax expense for the three months ended March 31, 2016 was $123 and income tax benefit for the three months ended March 31, 2015 was $129. The effective tax rate for the three months ended March 31, 2016 of (0.2)% is different when compared to the statutory federal rate of 35% primarily due to an increase of approximately $25,800 in the valuation allowance recorded on the Company's net deferred tax asset related to the activity during the three months ended March 31, 2016. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company's business. This initially created a deferred tax asset on which the Company recorded a full valuation allowance at the time of the Distribution as it was more likely than not that the deferred tax asset would not be realized. In addition, the three months results reflect an expense from an increase in the deferred tax liability on the amortization of indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
The effective tax rate for the three months ended March 31, 2015 of 1.1% is different when compared to the statutory federal rate of 35% because a valuation allowance is recorded on the Company’s net deferred tax asset as it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The income tax benefit represents a decrease in the deferred tax liability on indefinite-lived intangible assets. The difference from the expected rate also includes a change in the estimated tax amortization on indefinite-lived intangible assets for the year, which was made during the three months ended March 31, 2015.
AOCF
The following is a reconciliation of operating loss to AOCF:

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Operating loss	$(56,936)	$(9,584)	$(47,352)	(494)%
Share-based compensation	7,388	785
Depreciation and amortization	25,794	25,556
AOCF	$(23,754)	$16,757	$(40,511)	(242)%

AOCF for the three months ended March 31, 2016 decreased $40,511, or 242%, to a loss of $23,754 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in AOCF of the MSG Entertainment segment	$(42,242)
Increase in AOCF of the MSG Sports segment	11,535
Other net decreases	(9,804)
$(40,511)
Other net decreases reflect (i) higher professional fees primarily associated with the Company's business development initiatives, (ii) an increase in New York state franchise tax, which was driven by new state corporate tax legislation, (iii) an increase in corporate general and administrative costs, and (iv) higher employee compensation and related benefits. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, certain costs reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to AOCF for the Company’s MSG Entertainment segment.

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Revenues	$73,235	$61,566	$11,669	19%
Direct operating expenses	101,324	56,220	45,104	80%
Selling, general and administrative expenses	27,876	17,128	10,748	63%
Depreciation and amortization	2,426	2,590	(164)	(6)%
Operating loss	$(58,391)	$(14,372)	$(44,019)	(306)%
Reconciliation to AOCF:
Share-based compensation	2,535	594
Depreciation and amortization	2,426	2,590
AOCF	$(53,430)	$(11,188)	$(42,242)	(378)%

Revenues
Revenues for the three months ended March 31, 2016 increased $11,669, or 19%, to $73,235 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$6,244
Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	3,907
Increase in event-related revenues at Radio City Music Hall, excluding the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes	3,273
Increase in venue-related sponsorship and signage and suite rental fee revenues	1,266
Increase in event-related revenues at The Theater at Madison Square Garden	1,250
Increase in event-related revenues at The Chicago Theatre	615
Increase in event-related revenues at the Beacon Theatre	585
Increase in event-related revenues at the Forum	527
Absence of the revenues from the presentation of New York Spring Spectacular as a result of no scheduled performances in the current year period as compared to the prior year period	(6,367)
Other net increases	369
$11,669
The increase in event-related revenues at The Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in revenues from the presentation of the Radio City Christmas Spectacular franchise was driven by performances in January 2016, while none took place in January 2015.
The increase in event-related revenues at Radio City Music Hall, excluding the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes, was primarily due to a change in the mix of events and, to a lesser extent, additional events held at the venue during the current year period as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to an increase in venue-related sponsorship and signage revenue, a result of new sponsorship inventory that was not available during the prior year period, as well as increased sales of existing inventory, and higher suite rental fee revenue from The Garden.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Chicago Theatre was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at the Beacon Theatre was primarily due to additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at the Forum was primarily due to additional events offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The absence of the revenues from the presentation of New York Spring Spectacular was driven by no scheduled performances in the current year period as compared to the prior year period. This was a result of the Company’s decision to shift the timing of the production run of the show now called the New York Spectacular Starring The Radio City Rockettes from the spring to the summer, beginning June 15, 2016. In the prior year period, the production began on March 12, 2015.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2016 increased $45,104, or 80%, to $101,324 as compared to the prior year period. The net increase is attributable to the following:

Increase in direct operating expenses due to write-off of deferred production costs associated with the production now called the New York Spectacular Starring The Radio City Rockettes	$41,816
Increase in event-related direct operating expenses at The Garden	5,642
Increase in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	3,087
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes	1,811
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	478
Increase in event-related direct operating expenses at The Chicago Theatre	463
Increase in event-related direct operating expenses at the Beacon Theatre	248
Increase in event-related direct operating expenses at the Forum	22
Decrease in direct operating expenses associated with the production now called the New York Spectacular Starring The Radio City Rockettes as a result of no scheduled performances in the current year period as compared to the prior year period	(8,014)
Other net decreases	(449)
$45,104
During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the production, now called the New York Spectacular Starring The Radio City Rockettes. As of March 31, 2016, the Company had approximately $30,000 of remaining deferred production costs associated with this production.
The increase in event-related direct operating expenses at The Garden was due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was driven by more scheduled performances at Radio City Music Hall, as there were performances in January 2016, while none took place in January 2015.
The increase in event-related direct operating expenses at Radio City Music Hall, excluding the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes, was primarily due to a change in the mix of events and, to a lesser extent, additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Theater at Madison Square Garden was primarily due to a change in the mix of events partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Chicago Theatre was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Beacon Theatre was primarily due to a change in the mix of events and, to a lesser extent, additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Forum was primarily due to additional events offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in direct operating expenses associated with the production, now called the New York Spectacular Starring The Radio City Rockettes was driven by no scheduled performances in the current year period as compared to the prior year period. This was a result of the Company’s decision to shift the timing of the production run of the show from the spring to the summer, beginning June 15, 2016. In the prior year period, the production began on March 12, 2015.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2016 increased $10,748, or 63%, to $27,876 as compared to the prior year period mainly due to an increase in corporate general and administrative costs and higher employee compensation and related benefits. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
AOCF
AOCF loss increased for the three months ended March 31, 2016 by $42,242, or 378%, to a loss of $53,430 as compared to the prior year period primarily attributable to an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses partially offset by an increase in revenues, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to AOCF for the Company’s MSG Sports segment.

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Revenues	$262,875	$239,114	$23,761	10%
Direct operating expenses	173,794	174,878	(1,084)	(1)%
Selling, general and administrative expenses	49,781	33,941	15,840	47%
Depreciation and amortization	2,809	2,619	190	7%
Operating income	$36,491	$27,676	$8,815	32%
Reconciliation to AOCF:
Share-based compensation	3,189	659
Depreciation and amortization	2,809	2,619
AOCF	$42,489	$30,954	$11,535	37%

Revenues
Revenues for the three months ended March 31, 2016 increased $23,761, or 10%, to $262,875 as compared to the prior year period. The net increase is attributable to the following:

Increase in broadcast rights fees from MSG Networks	$12,411
Increase in ad sales commission and professional sports teams’ sponsorship and signage revenues	8,788
Increase in professional sports teams’ pre/regular season ticket-related revenue	2,356
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	1,619
Increase in suite rental fee revenue	829
Decrease in event-related revenues from other live sporting events	(1,731)
Other net decreases	(511)
$23,761
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

The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to higher average per-game revenue as compared to the prior year period slightly offset by other net decreases.
The increase in suite rental fee revenue was primarily due to contractual rate increases partially offset by other net decreases.
The decrease in event-related revenues from other live sporting events was primarily due to a change in the mix of events partially offset by additional events during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2016 decreased $1,084, or 1%, to $173,794 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$(14,037)
Decrease in event-related expenses associated with other live sporting events	(4,479)
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions)	9,568
Increase in team personnel compensation	5,915
Increase in other team operating expenses	1,915
Increase in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	1,105
Other net decreases	(1,071)
$(1,084)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax) and for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions) were as follows:

	Three Months Ended		Increase (Decrease)
	March 31,
	2016	2015
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$6,605	$20,642	$(14,037)
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions)	19,916	10,348	9,568
Team personnel transactions for the three months ended March 31, 2016 reflect provisions recorded for waivers/contract terminations of $6,605. Team personnel transactions for the three months ended March 31, 2015 primarily reflect provisions recorded for season-ending player injuries and player waivers/contract terminations of $11,121 and $8,060, respectively, and player trades of $1,461.
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions) reflects higher provisions for both NBA and NHL revenue sharing expense of $5,341 and a lower NBA luxury tax credit of $4,227. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing expense for the 2015-16 season, as well as lower estimated net player escrow recoveries and, to a lesser extent, net adjustments to prior seasons’ revenue sharing expense. With respect to NBA luxury tax, during the prior year period, the Company reversed a portion of accrued luxury tax expense, resulting in a luxury tax credit during the prior year period, in order to true up the year-to-date accrual based on the Knicks final roster for the 2014-15 season. In addition, the Knicks roster as of March 31, 2016 would not result in a luxury tax for the 2015-16 season as compared to the prior year period when the Knicks active roster was indicative of being a luxury tax payer for the 2014-15 season. The actual amounts for the 2015-16 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The decrease in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events partially offset by additional events during the current year period as compared to the prior year period.
The increase in team personnel compensation was primarily due to higher overall player salaries during the current year period as a result of a portion of team personnel compensation in the prior year period being recognized as net provisions for certain team personnel transactions. This includes expenses related to season-ending player injuries, player waiver/contract terminations and player trades, as discussed above. This increase was offset by the impact of roster changes at the Company’s sports teams.
The increase in other team operating expense was primarily due to an increase in league expenses.
The increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was primarily due to higher sales.
Other net decreases primarily reflect a decrease in venue operating costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2016 increased $15,840, or 47%, to $49,781 as compared to the prior year period primarily due to (i) higher corporate general and administrative costs, (ii) an increase in employee compensation and related benefits, and (iii) costs associated with the new Advertising Sales Representation Agreement with MSG Networks, that became effective on September 28, 2015. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
AOCF
AOCF for the three months ended March 31, 2016 increased $11,535, or 37%, to $42,489 as compared to the prior year period primarily due to an increase in revenues and, to a lesser extent, lower direct operating expenses partially offset by higher selling, general and administrative expenses as discussed above.

Comparison of the Nine Months Ended March 31, 2016 versus the Nine Months Ended March 31, 2015
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Nine Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Revenues	$897,547	$816,586	$80,961	10%

Direct operating expenses	596,100	568,004	28,096	5%
Selling, general and administrative expenses	236,982	168,188	68,794	41%
Depreciation and amortization	76,939	85,119	(8,180)	(10)%
Operating loss	(12,474)	(4,725)	(7,749)	(164)%
Other income (expense):
Loss in equity-method investments	(4,969)	(35,049)	30,080	86%
Interest income, net	2,827	335	2,492	NM
Miscellaneous income (expense)	(4,080)	191	(4,271)	NM
Loss from operations before income taxes	(18,696)	(39,248)	20,552	52%
Income tax expense	(175)	(317)	142	45%
Net loss	$(18,871)	$(39,565)	$20,694	52%

NM — Percentage is not meaningful
See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.
Revenues
Revenues for the nine months ended March 31, 2016 increased $80,961, or 10%, to $897,547 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment revenues	$10,422
Increase in MSG Sports segment revenues	70,425
Increase in other revenues	114
$80,961
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2016 increased $28,096, or 5%, to $596,100 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment expenses	$41,124
Decrease in MSG Sports segment expenses	(13,028)
$28,096

 Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2016 increased $68,794, or 41%, to $236,982 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Entertainment segment expenses	$19,567
Increase in MSG Sports segment expenses	31,324
Increase in other expenses	17,903
$68,794
The increase in other expenses reflects (i) an increase in corporate general and administrative costs, (ii) higher professional fees primarily associated with the Company's business development initiatives, and (iii) an increase in New York state franchise tax, which was driven by new state corporate tax legislation. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2016 decreased $8,180, or 10%, to $76,939 as compared to the prior year period primarily due to the absence of the accelerated depreciation associated with the Company’s professional sports teams’ plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program partially offset by higher depreciation expense on property and equipment placed into service during the nine months ended March 31, 2016.
Loss in equity-method investments
Loss in equity-method investments for the nine months ended March 31, 2016 improved by $30,080 to a loss in equity-method investments of $4,969 primarily due to the pre-tax, non-cash impairment charge of $23,600 to write off the carrying value of the Company’s equity investment in BBLV during the second quarter of fiscal year 2015. On May 5, 2016, one of the Company’s equity-method nonconsolidated affiliates announced that it will close its Broadway production of Finding Neverland on August 21, 2016. As of March 31, 2016, the carrying value of the Company’s investment in the show was $7,270. The Company is evaluating whether this investment is other-than-temporarily impaired, which could result in a future non-cash impairment charge related to its investment.
Miscellaneous income (expense)
Miscellaneous expense in the current year period reflects a pre-tax, non-cash impairment charge of $4,080 to partially write down the carrying value of one of the Company’s several cost-method investments (see Note 4 to the consolidated and combined financial statements included in “Part I – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).
Income taxes
Income tax expense for the nine months ended March 31, 2016 was $175 and income tax expense for the nine months ended March 31, 2015 was $317.
The effective tax rate for the nine months ended March 31, 2016 of (0.9)% is different when compared to the statutory federal rate of 35% primarily due to an increase in the valuation allowance of approximately $5,100 recorded on the Company's net deferred tax asset related to the current year period activity from the time of the Distribution. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company’s business. This initially created a deferred tax asset on which the Company recorded a full valuation allowance at the time of the Distribution as it was more likely than not that the deferred tax asset would not be realized. In addition, results for the three months ended December 31, 2015 include a benefit from a change in the state tax rates used to value deferred taxes related to indefinite-lived assets in connection with the filing of the December 31, 2014 state tax returns which included the Company’s results. Furthermore, the nine months results reflect an expense from an increase in the deferred tax liability on the amortization of indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.

The effective tax rate for the nine months ended March 31, 2015 of (0.8)% is different when compared to the statutory federal rate of 35% because a valuation allowance is recorded on the Company’s net deferred tax asset as it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The income tax expense represents an increase in the deferred tax liability on indefinite-lived intangible assets. The difference from the expected rate also includes a change in the estimated tax amortization on indefinite-lived intangible assets for the year, which was made during the third quarter of fiscal year 2015.

AOCF
The following is a reconciliation of operating loss to AOCF:

	Nine Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Operating loss	$(12,474)	$(4,725)	$(7,749)	(164)%
Share-based compensation	17,647	7,872
Depreciation and amortization	76,939	85,119
AOCF	$82,112	$88,266	$(6,154)	(7)%
AOCF for the nine months ended March 31, 2016 decreased $6,154, or 7%, to $82,112 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in AOCF of the MSG Entertainment segment	$(47,174)
Increase in AOCF of the MSG Sports segment	56,522
Other net decreases	(15,502)
$(6,154)
Other net decreases reflect (i) higher professional fees primarily associated with the Company's business development initiatives, (ii) an increase in corporate general and administrative costs, and (iii) an increase in New York state franchise tax, which was driven by new state corporate tax legislation. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, certain costs reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to AOCF for the Company’s MSG Entertainment segment.

	Nine Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Revenues	$331,348	$320,926	$10,422	3%
Direct operating expenses	268,802	227,678	41,124	18%
Selling, general and administrative expenses	69,490	49,923	19,567	39%
Depreciation and amortization	7,528	7,662	(134)	(2)%
Operating income (loss)	$(14,472)	$35,663	$(50,135)	(141)%
Reconciliation to AOCF:
Share-based compensation	5,539	2,444
Depreciation and amortization	7,528	7,662
AOCF	$(1,405)	$45,769	$(47,174)	(103)%

Revenues
Revenues for the nine months ended March 31, 2016 increased $10,422, or 3%, to $331,348 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$14,964
Increase in venue-related sponsorship and signage and suite rental fee revenues	4,962
Increase in event-related revenues at Radio City Music Hall, excluding the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes	4,001
Increase in event-related revenues at The Theater at Madison Square Garden	2,936
Increase in event-related revenues at the Beacon Theatre	986
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(9,289)
Absence of the revenues from the presentation of New York Spring Spectacular as a result of no scheduled performances in the current year period as compared to the prior year period	(6,373)
Decrease in event-related revenues at the Forum	(1,757)
Other net decreases	(8)
$10,422
The increase in event-related revenues at The Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to an increase in venue-related sponsorship and signage revenue, a result of new sponsorship inventory that was not available during the prior year period, as well as increased sales of existing inventory, and higher suite rental fee revenue from The Garden.
The increase in event-related revenues at Radio City Music Hall, excluding the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes, was primarily due to additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at the Beacon Theatre was primarily due to additional events held at the venue during the current year period as compared to the prior year period.
The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence in the current year period of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which generated revenues of approximately $14,100 in the prior year period. This was partially offset by an increase in revenues from the Radio City Music Hall production of the show primarily due to higher ticket-related revenue, mainly as a result of higher average ticket prices and higher average paid attendance offset by one fewer scheduled performance during the current year period as compared to the prior year period. During the 2015 holiday season more than one million tickets were sold, which represents a low single digit percentage increase over the 2014 holiday season, despite one fewer scheduled performance.
The absence of the revenues from the presentation of New York Spring Spectacular was driven by no scheduled performances in the current year period as compared to the prior year period. This was a result of the Company’s decision to shift the timing of the production run of the show now called the New York Spectacular Starring The Radio City Rockettes from the spring to the summer, beginning June 15, 2016. In the prior year period, the production began on March 12, 2015.
The decrease in event-related revenues at the Forum was primarily due to a change in the mix of events partially offset by additional events held at the venue during the current year period as compared to the prior year period.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2016 increased $41,124, or 18%, to $268,802 as compared to the prior year period. The net increase is attributable to the following:

Increase in direct operating expenses due to write-off of deferred production costs associated with the production now called the New York Spectacular Starring The Radio City Rockettes	$41,816
Increase in event-related direct operating expenses at The Garden	11,790
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes	2,286
Increase in venue operating costs	1,694
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	297
Decrease in direct operating expenses associated with the production now called the New York Spectacular Starring The Radio City Rockettes as a result of no scheduled performances in the current year period as compared to the prior year period	(8,178)
Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	(6,816)
Decrease in event-related direct operating expenses at the Forum	(1,209)
Decrease in event-related direct operating expenses at the Beacon Theatre	(55)
Other net decreases	(501)
$41,124
During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the production, now called the New York Spectacular Starring The Radio City Rockettes. As of March 31, 2016, the Company had approximately $30,000 of remaining deferred production costs associated with this production.
The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at Radio City Music Hall, excluding the Radio City Christmas Spectacular and New York Spectacular Starring The Radio City Rockettes, was primarily due to additional events and, to a lesser extent, a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in venue operating costs was primarily due to higher labor-related costs at our venues in the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Theater at Madison Square Garden was primarily due to a change in the mix of events offset by fewer events held at the venue during the current year period as compared to the prior year period.
The decrease in direct operating expenses associated with the production, now called the New York Spectacular Starring The Radio City Rockettes was driven by no scheduled performances in the current year period as compared to the prior year period. This was a result of the Company’s decision to shift the timing of the production run of the show from the spring to the summer, beginning June 15, 2016. In the prior year period, the production began on March 12, 2015.
The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence in the current year period of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which incurred direct operating expenses of approximately $9,600 in the prior year period. This decrease was partially offset by higher expenses related to the Radio City Music Hall production of the show in the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at the Forum was primarily due to a change in the mix of events partially offset by additional events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at the Beacon Theatre was primarily due to a change in the mix of events offset by additional events held at the venue during the current year period as compared to the prior year period.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2016 increased $19,567, or 39%, to $69,490 as compared to the prior year period mainly due to an increase in corporate general and administrative costs and higher employee compensation and related benefits. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
AOCF
AOCF for the nine months ended March 31, 2016 decreased $47,174, or 103%, to a loss of $1,405 as compared to the prior year period primarily attributable to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses partially offset by an increase in revenues, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to AOCF for the Company’s MSG Sports segment.

	Nine Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Revenues	$565,556	$495,131	$70,425	14%
Direct operating expenses	327,298	340,326	(13,028)	(4)%
Selling, general and administrative expenses	132,816	101,492	31,324	31%
Depreciation and amortization	8,438	18,354	(9,916)	(54)%
Operating income	$97,004	$34,959	$62,045	177%
Reconciliation to AOCF:
Share-based compensation	7,216	2,823
Depreciation and amortization	8,438	18,354
AOCF	$112,658	$56,136	$56,522	101%

Revenues
Revenues for the nine months ended March 31, 2016 increased $70,425, or 14%, to $565,556 as compared to the prior year period. The net increase is attributable to the following:

Increase in broadcast rights fees from MSG Networks	$37,285
Increase in ad sales commission and professional sports teams’ sponsorship and signage revenues	18,873
Increase in professional sports teams’ pre/regular season ticket-related revenue	4,858
Increase in event-related revenues from other live sporting events	4,061
Increase in suite rental fee revenue	2,358
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	2,253
Increase in revenues from league distributions	1,334
Other net decreases	(597)
$70,425
The increase in broadcast rights fees from MSG Networks was due to the new long-term media rights agreements for the Knicks and Rangers that became effective on July 1, 2015.

The increase in ad sales commission and professional sports teams’ sponsorship and signage revenues primarily reflects ad sales commission revenues associated with the new Advertising Sales Representation Agreement with MSG Networks that became effective on September 28, 2015, as well as increased sales of existing sponsorship and signage inventory.
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to higher average per-game revenue.
The increase in event-related revenues from other live sporting events was primarily due to additional events during the current year period as compared to the prior year period.
The increase in suite rental fee revenue was primarily due to contractual rate increases and, to a lesser extent, additional sales of suite products partially offset by other net decreases.
The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to higher average per-game revenue as compared to the prior year period slightly offset by other net decreases.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2016 decreased $13,028, or 4%, to $327,298 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$(18,712)
Decrease in event-related expenses associated with other live sporting events	(762)
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions)	3,634
Increase in team personnel compensation	1,724
Increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	1,247
Increase in other team operating expenses	558
Other net decreases	(717)
$(13,028)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax) and for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions) were as follows:

	Nine Months Ended		Increase (Decrease)
	March 31,
	2016	2015
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$6,605	$25,317	$(18,712)
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions)	32,921	29,287	3,634
Team personnel transactions for the nine months ended March 31, 2016 reflect provisions recorded for waivers/contract terminations of $6,605. Team personnel transactions for the nine months ended March 31, 2015 reflect provisions recorded for player waivers/contract terminations and season ending player injuries of $12,655 and $11,121, respectively, and player trades of $1,541.
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions) reflects higher net provisions for both NBA and NHL revenue sharing expense of $6,903 partially offset by a lower NBA luxury tax of $3,269. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing expense for the 2015-16 season, as well as lower estimated net player escrow recoveries, and to a lesser extent, net adjustments to prior seasons’ revenue sharing expense. The decrease in net provisions for NBA luxury tax is based on the Knicks roster which as of March 31, 2016 would not result in a luxury tax for the 2015-16 season as compared to the prior year period when the Knicks active roster was indicative of being a luxury tax payer for the 2014-15 season. The actual amounts for the 2015-16 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.

The decrease in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events partially offset by additional events during the current year period as compared to the prior year period.
The increase in team personnel compensation was primarily due to higher overall player salaries during the current year period as a result of a portion of team personnel compensation in the prior year period being recognized as net provisions for certain team personnel transactions. This includes expenses related to season-ending player injuries, player waiver/contract terminations and player trades, as discussed above. This increase was offset by the impact of roster changes at the Company’s sports teams.
The increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was primarily due to higher sales.
The increase in other team operating expenses was primarily due to an increase in league expenses, professional sports teams’ playoff related expenses, player insurance and, to a lesser extent, other net team operating expense increases. These increases were partially offset by the absence of operating expenses associated with the teams’ plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program, as well as lower professional fees.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2016 increased $31,324, or 31%, to $132,816 as compared to the prior year period primarily due to (i) an increase in corporate general and administrative costs, (ii) higher employee compensation and related benefits, and (iii) costs associated with the new Advertising Sales Representation Agreement with MSG Networks, that became effective on September 28, 2015, slightly offset by lower professional fees. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2016 decreased $9,916, or 54%, to $8,438, as compared to the prior year period primarily due to the absence of the accelerated depreciation associated with the professional sports teams’ plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program.
AOCF
AOCF for the nine months ended March 31, 2016 increased $56,522, or 101%, to $112,658, as compared to the prior year period primarily due to an increase in revenues and, to a lesser extent, lower direct operating expenses partially offset by higher selling, general and administrative expenses, as discussed above.
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
The Company plans to continue to grow its live sports and entertainment business, both organically and through acquisition and development, including by expanding its portfolio of venues, and is exploring investing in, acquiring or developing opportunities that range from new content to adjacencies that strengthen the Company’s position in delivering premium live experiences.
We believe we have sufficient liquidity, including approximately $1,452,000 in unrestricted cash and cash equivalents as of March 31, 2016, combined with operating cash flows to fund our operations, pursue new business opportunities, including those discussed above, and repurchase shares of the Company’s Class A Common Stock. As a result of the one-time tax payment made by MSG Networks related to the acceleration of the Company’s deferred revenue associated with advance ticket sales, sponsorships and suite rentals in connection with the Distribution, we will not have to make cash tax payments of approximately $152,000 that would otherwise have been due over time.

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
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of March 31, 2016, the Company had $447,009 of availability remaining under its stock repurchase authorization.
Financing Agreements
Revolving Credit Facilities with Nonconsolidated Affiliates
In connection with the Company’s investment in AMSGE, the Company provides a $100,000 revolving credit facility to this entity, of which $97,500 had been drawn as of March 31, 2016.
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $6,000 revolving credit facility to this entity, of which the entire amount had been drawn as of March 31, 2016.
Bilateral Letters of Credit Line
Prior to the Distribution, the Company established a bilateral credit line with a bank to issue a limited number of letters of credit in support of the Company’s business operations. Fees owed on outstanding letters of credit are determined at the Company’s option, depending on whether or not the Company elects to collateralize the letters of credit with cash. As of March 31, 2016, there was a letter of credit for $2,460 outstanding.
Cash Flow Discussion

As of March 31, 2016, cash and cash equivalents totaled $1,451,687, as compared to $14,211 as of June 30, 2015. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2016 and 2015:

	Nine Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$84,021	$22,456
Net cash used in investing activities	(94,493)	(88,396)
Net cash provided by financing activities	1,447,948	73,938
Net increase in cash and cash equivalents	$1,437,476	$7,998
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2016 improved by $61,565 to $84,021 as compared to the prior year period largely driven by changes in assets and liabilities, a decrease in the current year period net loss, and an increase in other non-cash items. The increase in net cash provided by operating activities resulting from changes in assets and liabilities was primarily due to (i) a decrease in deferred production costs as the production now called the New York Spectacular Starring The Radio City Rockettes debuted in March 2015, (ii) an increase in payables associated with the new Advertising Sales Representation Agreement with MSG Networks, that became effective on September 28, 2015, (iii) lower NBA luxury tax payments in the current year period as compared to the prior year period, as well as (iv) the timing of playoff related NHL revenue sharing and other NHL playoff related expenses partially offset by (i) a decrease in deferred revenue primarily due to timing and (ii) an increase in receivables from MSG Networks primarily associated with the new programming rights agreements with MSG Networks. The increase in operating cash flows from other non-cash items include (i) a non-cash write-off of deferred production costs associated with New York Spectacular Starring The Radio City Rockettes recorded during the current year period, (ii) an increase in share-based compensation expense and (iii) a pre-tax non-cash impairment charge to partially write down the carrying value of one of the Company’s cost-method investments during the current year period partially offset by (i) a decrease in loss in equity-method investments primarily due to a pre-tax, non-cash impairment charge to write off the carrying value of the Company's equity investment in BBLV during the prior year period, as well as (ii) a decrease in depreciation expense due to the absence of accelerated depreciation associated with the teams' plane in the current year period.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2016 increased by $6,097 to $94,493 as compared to the prior year period largely driven by higher capital expenditures primarily due to the purchase of a new aircraft, offset by lower capital expenditures on certain investments with respect to the Company's venues as well as payments made for acquisition of photographic related rights during the prior year period.
Financing Activities
Net cash provided by financing activities for the nine months ended March 31, 2016 increased by $1,374,010 to $1,447,948 as compared to the prior year period. This increase is mainly due to net transfers from Former Parent, which was primarily comprised of a $1,467,093 cash contribution during the three months ended September 30, 2015 partially offset by the repurchases of shares of the Company’s Class A Common Stock during the current year period.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated and combined financial statements included in “Part I – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company’s two reporting units for evaluating goodwill impairment are the same as its reportable segments and both of them have goodwill. The goodwill balance reported on the Company’s consolidated balance sheet as of March 31, 2016 by reportable segment is as follows:

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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2016 by reportable segment:

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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective as of March 31, 2016, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company’s repurchases of stock that were made during the three months ended March 31, 2016 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	238	$147.58	238	$474,074
February 1, 2016 - February 29, 2016	149	$150.18	149	$451,756
March 1, 2016 - March 31, 2016	31	$154.12	31	$447,009
Total	418	$148.99	418
_________________

(a)
As of March 31, 2016, the total amount authorized by the Company’s board of directors for Class A Common Stock repurchases was $525,000, and the Company had remaining authorization of $447,009 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company first announced its stock repurchase program on September 11, 2015.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May 2016.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer