Form 10-K
period 2016-06-30
Madison Square Garden Co
filed 2016-08-19
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________ to _____________
Commission File Number: 1-36900
(Exact name of registrant as specified in its charter)

Delaware	47-3373056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza New York, NY	10121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 465-6000

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:
Class A Common Stock	New York Stock Exchange
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of large accelerated filer and accelerated filer in Exchange Act Rule 12b-2.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of The Madison Square Garden Company as of June 30, 2016 computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $3,199,350,197
Number of shares of common stock outstanding as of July 29, 2016:

Class A Common Stock par value $0.01 per share	—	19,539,493
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2016 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
The Madison Square Garden Company is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Sports & Entertainment, LLC and its direct and indirect subsidiaries. Our telephone number is 212-465-6000, our Internet address is http://www.themadisonsquaregardencompany.com and the investor relations section of our web site is http://investor.msg.com. We make available, free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our web site in this report are provided as a convenience and the information contained on, or available through, our web site is not part of this or any other report we file with or furnish to the SEC.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”), formerly known as The Madison Square Garden Company. On September 11, 2015, MSG Networks’ board of directors approved the distribution of all the outstanding common stock of the Company to MSG Networks shareholders (the “Distribution”), which occurred on September 30, 2015 (the “Distribution Date”.)
Overview
The Madison Square Garden Company is a leader in live experiences comprised of celebrated venues, legendary sports teams, and exclusive entertainment productions. Utilizing our powerful assets, brands and live event expertise, the Company delivers premium and unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. We manage our business through the following two operating segments:
MSG Sports: This segment includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA Development League (the “NBADL”). In addition, the MSG Sports segment is home to a broad array of other live sporting events, including professional boxing, college basketball, professional bull riding, mixed martial arts, tennis and college wrestling, all of which the Company promotes, produces and/or presents.
MSG Entertainment: This segment includes the Company’s live entertainment events — including concerts, family shows, performing arts and special events — which we present or host in our diverse collection of venues. Those venues include: Madison Square Garden (“The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum, The Chicago Theatre and the Wang Theatre. Our MSG Entertainment segment also includes our original productions — the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”) and the New York Spectacular Starring the Radio City Rockettes (“New York Spectacular”). In July 2016, the Company purchased a controlling interest in Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival, which is also included in our MSG Entertainment segment.
Our Strengths

•	Ownership of legendary sports franchises;

•	Iconic venues in top live entertainment markets;

•	Diverse collection of marquee entertainment brands and content, including the Christmas Spectacular, New York Spectacular and the Rockettes;

•	Powerful presence in the New York City metropolitan area with established core assets and expertise for strategic expansion;

•	Strong industry relationships that create opportunities for new content and brand extensions;

•	Deep connection with loyal and passionate fan bases that span a wide demographic mix;

•	First-class experience in managing venues, bookings, marketing and sales in multiple markets;

•	Ability to forge strategic partnerships that utilize the Company’s assets, core competencies and scale, while allowing the Company to benefit from growth in those businesses;

•	Established history of successfully planning and executing comprehensive venue design and construction projects;

•	Extensive range of proprietary marketing assets, including a customer database that allows us to drive engagement with our brands; and

•	Strong and seasoned management team.
Our Strategy
The Madison Square Garden Company pursues opportunities that strengthen our portfolio of live experiences and capitalize on our iconic venues, popular sports franchises and exclusive entertainment content, as well as our venue management, bookings, ticketing, marketing and sales expertise. We believe the Company’s unique assets and expertise, coupled with our deep relationships in the sports and entertainment industries and our strong connection with our diverse and passionate audiences, are what set the Company apart. We continue to look for ways to improve our core operations, while we explore new opportunities to grow and innovate. Specific initiatives we are focused on include:

•
Developing championship caliber teams. The core of our sports strategy is to develop teams that consistently compete for championships in their leagues and support and drive revenue streams across the Company. We continue to explore new ways to increase engagement and revenue opportunities across the teams’ broad consumer and corporate customer bases.

•
Monetizing our exclusive sports content. The Company has media rights agreements with MSG Networks that provide a significant recurring and growing revenue stream to the Company, subject to the terms of such agreements. In addition, these agreements and our relationship with MSG Networks provide our fans with the ability to watch locally televised home and away games of the Knicks and Rangers, as well as other programming related to our teams, on MSG Networks’ award-winning regional sports networks.

•
Utilizing our integrated approach to marketing and sales. The Company possesses powerful sports and entertainment assets that can create significant value for our business when used in a complementary manner. For example:

◦
Our integrated approach to marketing partnerships allows us to use and sell our broad array of assets together in order to maximize their collective value, both for the Company and for our marketing partners. We believe this ability to offer compelling, broad-based marketing platforms, which we believe are unparalleled in sports and entertainment and enables us to attract world-class partners, such as our “Marquee” marketing partner, JPMorgan Chase, and our “Signature” marketing partners — Anheuser-Busch, Coca-Cola, Delta Airlines, Kia, Lexus, SAP and DraftKings.

◦
We continue to forge deep direct-to-consumer relationships with customers and fans, with a focus on understanding how consumers interact with every aspect of the Company. A key component of this strategy is our large and growing proprietary customer database, which drives revenue and engagement across segments, benefiting the Company through ticket sales, merchandise sales and sponsorship activation. This database provides us with an opportunity to cross-promote our products and services, introducing customers to our wide range of assets and brands. For example, we have used our database to drive ticket sales to the Christmas Spectacular and the New York Spectacular from fans of our sports teams.

•
Utilizing a unique venue strategy. The Company has a collection of venues through which we deliver high-quality live entertainment. In addition to our New York venues: The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, our portfolio includes: the Forum in Inglewood, CA and The Chicago Theatre, and we have a long-term booking agreement with respect to the Wang Theatre in Boston. These venues, along with our venue management capabilities, effective bookings strategy and proven expertise in sponsorships, marketing, ticketing and promotions, have positioned the Company as an industry leader in live entertainment. We intend to leverage our unique assets, expertise and approach to drive growth and stockholder value, and to ensure we continue to create unmatched experiences for the benefit of all of our stakeholders.

◦
Maximizing the live entertainment experience for our customers. We use our first-class operations, coupled with new innovations and our ability to attract top talent, to deliver unforgettable experiences for our customers — whether they are first-time visitors, repeat customers, season ticket holders, or suite holders — ensuring they return to our venues. We have a track record of designing world-class facilities that exceed our customers’ expectations. This includes our renovations of Radio City Music Hall, the Beacon Theatre, The Garden and the Forum, which now provide top-quality amenities such as state-of-the-art lighting, sound and staging, a full suite of hospitality offerings and enhanced premium products. In addition to better onsite amenities, we continue to explore new ways to utilize technology to improve the customer experience and create communities around our live events. From the way our customers buy their food and beverage; to how we market and process their tickets; to the content we provide them to enhance their sports and entertainment experience, we want to give our customers the best in-venue experience in the industry.

◦
Leveraging our live entertainment expertise to increase productivity across our venues. Part of what drives our success is our “artist first” approach. This includes our renovation of the Forum, which has set a new bar for the artist experience by delivering superior acoustics and an intimate feel, along with amenities such as nine star-caliber dressing rooms and dedicated areas for production and touring crews. This talent-friendly environment, coupled with more date availability and our top-tier service, is not only attracting artists to our West Coast venue, but bringing them back for repeat performances. We will continue to use our “artist first” approach to attract the industry’s top talent with the goal of increasing utilization across all of our venues through more multi-night concerts and other events, and more recurring high-profile shows that help expand our base of events. Our residencies — Billy Joel at The Garden and Jerry Seinfeld at the Beacon Theatre — in which these legendary performers play monthly is an example of this strategy.

◦
Selectively expanding our venues in key music and entertainment markets. With the renovation of the Forum, we created the country’s only arena-sized venue dedicated to music and entertainment, which quickly established a strong presence in the market. We believe that, similar to Los Angeles, there are other select markets where our proven ability to develop music and entertainment-focused venues — coupled with our unique capabilities, expertise and “artist first” approach — will deliver a differentiated experience for artists, fans and partners. In May 2016, the Company announced plans to build a ground-breaking new venue in Las Vegas. The 400,000 square foot venue will be the world’s largest venue built specifically for music and entertainment, with a unique scalable seating design that places all 17,500 seats in front of the stage. We intend to continue to capitalize on this growth opportunity by identifying additional key markets where we can selectively expand our network of owned and operated venues, and pursue strategic partnerships with third parties to enhance and operate venues not owned by the Company. Controlling and booking an expanding network of world-class venues provides us with a number of avenues for growth, including driving increased bookings, greater marketing and sponsorship opportunities, and economies of scale.

•
Growing our portfolio of proprietary content. The Company will continue to explore the creation of proprietary content that enables us to benefit from being both content owner and venue operator. This includes opportunities surrounding our existing product, such as our creation of the new large-scale theatrical production for Radio City Music Hall, the New York Spectacular, which builds on our hallmark Christmas Spectacular and Rockettes brands. We also see additional opportunity to use our venues as physical gathering places for communities that form and interact online and to expand our customers’ experience through the creation of venues connected through technology that bring people together both inside and outside our venues.

•
Exploring adjacencies that strengthen our business. As part of our commitment to creating unmatched experiences, we explore adjacencies that strengthen our position in sports and entertainment. Potential opportunities include new types of events and festivals, and new opportunities in hospitality, clubs, and food and beverage. In July 2016, the Company broadened its live experience offerings by purchasing a controlling interest in BCE, the entertainment production company known for successfully creating and operating New England’s premier music festival — the Boston Calling Music Festival. BCE also owns and produces a number of other events, including the Boston Calling Block Parties, an annual series of outdoor events showcasing local music, and the Copenhagen Beer Celebration, a new festival showcasing world-class brewers and musical acts that will be held for the first time this September in Boston’s City Hall Plaza.

•
Continuing to explore external strategic opportunities. We continue to seek strategic opportunities to add compelling assets and brands that resonate with our customers and partners, fit with our core competencies and allow new opportunities for growth across the Company. One of the ways we try to capitalize on our unique combination of dynamic assets, established industry relationships and deep customer connections is through strategic partnerships that bring together the expertise and capabilities of each partner, and enable us to team with recognized leaders in their fields and benefit from growth in those businesses. For example, we own 50% of Azoff MSG Entertainment LLC (“AMSGE”) which is backed by one of the music and entertainment industry’s most respected and influential executives, Irving Azoff. The joint venture owns and operates existing music, media and entertainment businesses, while allowing us to pursue various businesses in the entertainment space. In addition, we own 50% of Tribeca Enterprises LLC (“Tribeca Enterprises”), bringing together two of New York’s cultural and entertainment icons to enhance the reach and impact of both brands, while creating new avenues for growth with one of the most respected teams in the film and entertainment industry.

Our Business
MSG Sports
Our Company is synonymous with some of the greatest sporting events in history. Today that tradition continues with our commitment to delivering a broad array of world-class sporting events that create lasting and indelible memories for sports fans. Our MSG Sports segment includes some of the world’s most recognized sports franchises, as well as a diverse selection of other live sporting events, that the Company promotes, produces and/or presents, primarily at The Garden, The Theater at Madison Square Garden and the Forum.
Our Sports Franchises
The Knicks and Rangers are two of the most recognized franchises in professional sports, with storied histories and passionate, multi-generational fan bases. These teams are major occupants of The Garden, playing a combined total of 82 regular season home games, often to at or near capacity attendance. In addition, the Liberty currently play 17 regular season home games at The Garden each year. The number of home games increases if our teams qualify for the playoffs.
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, as well as some of the greatest athletes to ever play the game. The Knicks enjoy the fierce allegiance of generations of passionate and knowledgeable fans and are focused on fielding a championship-caliber team over the long-term. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2015-16 regular season, which marked the sixth consecutive year that Knicks season tickets sold out.
New York Rangers
The Rangers hockey club is one of the “original six” franchises of the NHL. Winners of four Stanley Cup Championships, the Rangers have won 11 conference titles over their history. For the 2015-16 season, the Rangers reached 101 points in the regular season, advancing to the playoffs for the sixth consecutive year and the 10th time in 11 years. The Rangers are known to have one of the most passionate, loyal and enthusiastic fan bases in all of sports and ranked in the top three in the NHL for ticket sales receipts for the 2015-16 regular season, which marked the ninth consecutive year that Rangers season tickets sold out.
New York Liberty
The Liberty was established in October 1996, when New York was selected as one of eight charter members of the WNBA. Supported by an enthusiastic and loyal fan base, the Liberty have won three conference championships and appeared in the playoffs 13 times. The Liberty’s 2015 season saw its best record in franchise history (23-11), and a trip to the Eastern Conference Finals, with Coach Bill Laimbeer honored as WNBA Coach of the Year.
Westchester Knicks
In March 2014, the Company acquired the right to own and operate an NBADL team, which has been named the Westchester Knicks. The team plays its home games at the Westchester County Center in White Plains, NY and serves as the exclusive NBADL affiliate of the Knicks.
Hartford Wolf Pack
The Hartford Wolf Pack, a minor-league hockey team, is a player development team for the Rangers and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Hartford Wolf Pack for skill development and injury rehabilitation, and can call up players for the Rangers roster to enhance the team’s competitiveness. The Hartford Wolf Pack have reached the playoffs 15 times out of 19 seasons.
The Role of the Leagues in Our Operations
As franchises in professional sports leagues, our teams are members of their respective leagues and, as such, may be subject to certain limitations, under certain circumstances, on the control and management of their affairs. The respective league constitutions, under which each league is operated, together with the collective bargaining agreements (each a “CBA”) each league has signed with its players’ association, contain numerous provisions that, as a practical matter in certain circumstances, could impact the manner in which we operate our businesses. In addition, under the respective league constitutions, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other teams in the league, may be empowered in certain circumstances to take certain actions felt to be in the best interests of the league, whether or not such actions would benefit our teams and whether or not we consent or object to those actions.

While the precise rights and obligations of member teams vary from league to league, the leagues have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including preseason and playoff schedules; the operating territories of the member teams; national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchises; and labor relations with the players’ associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Sports — Expenses.” From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
Other Sporting Events
The Company’s MSG Sports segment also includes a broad array of live sporting events that the Company promotes, produces and/or presents, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, tennis and college wrestling. Many of these events are among the most popular in our history and are perennial highlights on our annual calendar, as well as some of The Garden’s longest-running associations.
Professional boxing, beginning with John L. Sullivan in 1882, has had a long history with The Garden. The Arena famously hosted Muhammad Ali and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as numerous bouts featuring dozens of other boxing greats. These have included: Joe Louis, Rocky Marciano, Sugar Ray Robinson, Willie Pep, Emile Griffith, George Foreman, Roberto Duran, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto, Wladimir Klitschko and Gennady Golovkin, who in October 2015 knocked out David Lemieux in front of a sold-out crowd at The Garden, unifying the middleweight titles.
College sports have been a mainstay at The Garden for decades, with college basketball’s longest running holiday showcase, the Holiday Festival, first tipping off more than 50 years ago. In addition to St. John’s University calling The Garden its “home away from home,” the highly-anticipated Big East Tournament celebrated its 34th anniversary at The Garden in 2016. Popular college basketball events also include visits from Duke University’s Blue Devils, the annual Jimmy V Classic and the post-season NIT Finals. In 2007, The Garden sold out its first college hockey game — Red Hot Hockey featuring Cornell University versus Boston University — which has become a biennial event. College hockey has grown at The Garden over the last decade, with three hockey rivalry games held last year, including one that was part of a Big Ten Conference basketball and hockey doubleheader. Meanwhile, in 2016 the NCAA Division I Wrestling Championships made its Garden and New York City debut, hosting more than 100,000 fans over three days. Upcoming events include the return of the East Regional Finals of the NCAA Division I Men’s Basketball Championship in 2017 and Big Ten Conference basketball and hockey doubleheader in 2017 and 2018, as well as the Big Ten Men’s Basketball Tournament in 2018.
Other world-class sporting events have included the NBA All-Star Game, which The Garden last hosted in 2015, marking the fifth time the arena has hosted the illustrious professional basketball event. Additionally, The Garden is home to the annual BNP Paribas Showdown tennis event, which, since debuting in 2009, has featured tennis luminaries such as Pete Sampras, Roger Federer, Rafael Nadal, Novak Djokovic and Serena Williams. In August 2015, The Garden entered the world of e-sports as it welcomed the League of Legends Championship Series, a two-day event around the popular video game. League of Legends will return in October 2016 for the World Championships with The Chicago Theatre hosting the quarterfinals and The Garden the semifinals.
MSG Entertainment
Our Company delivers unforgettable entertainment experiences — including live events and spectacular productions — all in extraordinary settings that span some of the country’s largest entertainment markets. This creates a significant demand for an association with our brands — by artists, premier companies and the public. And with a foundation of iconic venues, our Company has a proven ability to leverage the strength of our industry relationships, marketing assets, customer database and live event expertise to create performance, promotion and distribution opportunities for artists, events and productions, and to increase utilization of our venues.
Specifically, our MSG Entertainment segment includes concerts, family shows, performing arts events and special events that we present or host at our venues, which are: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum and The Chicago Theatre. In addition, we have a long-term exclusive booking agreement with respect to the Wang Theatre. With seating capacities and configurations that range from 2,800 to 21,000, our collection of diverse venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal.

Our MSG Entertainment segment also houses our original live productions, which include the beloved holiday show, the Christmas Spectacular, and our latest large-scale theatrical production, the New York Spectacular — both of which were created for Radio City Music Hall and feature the world-famous Rockettes.
In July 2016, the Company took an important step forward with its plans to build a robust, diversified portfolio of live festival events by purchasing a controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival, which is included in our MSG Entertainment segment.
Our Live Entertainment Bookings
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been a key destination for artists such as the Eagles, U2, Pearl Jam, Foo Fighters, Justin Bieber, Dead and Company, Madonna, Taylor Swift, Mumford & Sons, Phish, Elton John, Adele, Eric Clapton, The Allman Brothers Band, Bruce Springsteen, Maroon 5, Rihanna, Justin Timberlake, Katy Perry, Stevie Wonder, Sting and Peter Gabriel, One Direction, Ariana Grande, Louis C.K. and Dave Chappelle.
Our efforts to find new ways to increase the utilization of our venues led to a unique partnership between our Company and Billy Joel that made the renowned performer a staple of The Garden, playing monthly performances since January 2014. This extraordinary residency has been a great success with 36 sold-out performances through December 2016 and has cemented Billy Joel’s record for the most performances by any artist at “The World’s Most Famous Arena.” In December 2015, we added a second residency with the announcement that legendary New Yorker and comedian Jerry Seinfeld would appear monthly at the Beacon Theatre, which has led to 12 sold-out shows through December 2016.
Our venues also attract family shows and theatrical productions, which this past year included: Sesame Street Live, Disney Live, Elf The Musical, Peppa Pig Live and The Wizard of Oz. In addition, we frequently serve as the backdrop for special events such as the Tony Awards, “America’s Got Talent,” and the MTV Video Music Awards; appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi; graduations, television upfronts, product launches and film premieres.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows where we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues.
Our Productions
One of the Company’s core properties, the Christmas Spectacular Starring the Radio City Rockettes, has been performed at Radio City Music Hall for 83 years. The world-famous Rockettes, along with show-stopping performances, festive holiday scenes and state-of-the-art special effects, have played an important role in the critically-acclaimed show’s enduring popularity. During the 2015 holiday season, the Christmas Spectacular sold more than one million tickets.
We acquired the rights to the Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes brand in the same manner.
In 2015, we further extended the Rockettes brand with a new theatrical production built specifically for Radio City Music Hall. Previously called the New York Spring Spectacular, the show has been renamed the New York Spectacular Starring the Radio City Rockettes and in 2016, moved to the summer months. With a creative team that includes three-time Emmy Award-winner Mia Michaels as director and choreographer, and Drama Desk Award-winner Douglas Carter Beane as the show’s writer, the New York Spectacular takes audiences on a heartwarming, wondrous journey through New York City, weaving together one-of-a-kind puppetry, state-of-the-art technology and dynamic dance numbers performed by the stars of the show — the legendary Rockettes.
We continue to strengthen and broaden our Rockettes brand, targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high-profile events, including Presidential Inaugurations, the Macy’s Thanksgiving Day Parade, Macy’s 4th of July Fireworks event, the New Year’s Eve Times Square Ball Drop, the Super Bowl XLV numeral unveil, television shows (“America’s Got Talent,” “Project Runway,” “The Today Show” and “The Colbert Report”), and fashion events (Michael Kors Fashion’s Night Out and Capezio Anniversary Gala), among many others. We continue to pursue opportunities to generate greater brand awareness, including television and public appearances and dance education offerings.

Our Festival Offerings
In July 2016, the Company broadened its live experience offerings by purchasing a controlling interest in BCE, the entertainment production company known for successfully creating and operating New England’s premier music festival — the Boston Calling Music Festival. Starting in 2017, the festival, which traditionally has taken place over two weekends during the year, will now take place annually on Memorial Day weekend and relocate to a new location in nearby Allston with expanded capacity. Other BCE events include the Boston Calling Block Parties, an annual series of outdoor events showcasing local music, and the Copenhagen Beer Celebration, a new festival showcasing world-class brewers and musical acts that will be held for the first time this September in Boston’s City Hall Plaza.
Our Venues
The Company operates a mix of iconic venues that continue to build on their historic prominence as destinations for unforgettable experiences and events. Individually, these venues are each premier showplaces, with a passionate and loyal following of fans, performers and events. Taken together, we believe they represent an outstanding collection of venues.
We own or operate under long-term leases a total of six venues in New York City, Chicago and Inglewood, CA and have a long-term booking agreement with respect to the Wang Theatre in Boston. Our New York City venues are the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), Radio City Music Hall and the Beacon Theatre. Our portfolio of venues also includes the Forum in Inglewood, CA and the landmark Chicago Theatre.
The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its 137-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, along with The Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors this past year. In 2009, Billboard Magazine ranked The Garden the number one venue of the decade in its respective class based upon gross ticket sales. Music industry subscribers of the trade magazine Pollstar have voted The Garden “Arena of the Year” 19 out of the last 24 years. The Garden is the highest-grossing entertainment venue of its size in the nation and the second highest in the world based on Billboard Magazine’s 2016 mid-year rankings.
The Garden is home to the Knicks, Rangers and Liberty and is associated with countless “big events,” inspired performances and one-of-a-kind moments. Highlights include: “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971; the 1970 Knicks’ NBA Championship; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; the only U.S. concerts from the reunited Cream; the 25th Anniversary Rock and Roll Hall of Fame concerts and Billy Joel’s record-breaking 82 total performances at The Garden (through December 2016). In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief” in 2012.
The current Madison Square Garden Complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan’s West Side, opened on February 11, 1968 with a salute to the U.S.O. hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable-supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a “Master Builder” by the construction industry. Architect Charles Luckman had one of the largest firms in the country and designed such buildings as the Prudential Tower in Boston, NASA’s flight center in Houston and the Forum.
Following a three-year, top-to-bottom transformation, in October 2013, the Company debuted a fully-transformed Garden. Focused on the total fan experience, the transformation was designed to benefit everyone in attendance, whether first time visitors, season ticket subscribers, athletes, artists, suite holders or marketing partners. Our customers now have access to a full list of amenities including: improved sightlines; additional entertainment and dining options; new concourses; upgraded hospitality areas; new technology; unique historic exhibits; and a completely transformed interior, where the intimacy of the arena bowl and The Garden’s world famous ceiling have been maintained. The Garden’s transformation ensures that attending an event at “The World’s Most Famous Arena” is unlike anywhere else.

We own the Madison Square Garden Complex, the platform on which it is built and development rights (including air rights) above our property. Madison Square Garden sits atop Pennsylvania Station, a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. The Garden seats up to approximately 21,000 spectators for sporting and entertainment events and, along with The Theater at Madison Square Garden, contains approximately 1,100,000 square feet of floor space over 11 levels.
The Theater at Madison Square Garden
The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968 with seven nights of performances by Judy Garland. Since then, some of the biggest names in live entertainment have played The Theater at Madison Square Garden, including The Who, Bob Dylan, Diana Ross, Elton John, James Taylor, Macklemore & Ryan Lewis, Pentatonix, Sara Bareilles, Ellie Goulding, Ricky Gervais, Neil Young, Bill Maher, Radiohead, Jerry Seinfeld and Van Morrison. The Theater has also hosted boxing events and the NBA Draft; award shows such as The Daytime Emmys; and other special events including “Wheel of Fortune” and audition shows for “America’s Got Talent,” as well as a variety of theatrical productions and family shows, including A Christmas Story, Elf The Musical, and Sesame Street Live. The Theater at Madison Square Garden is the fourth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2016 mid-year rankings.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall hosts concerts, family shows and special events, and is home to the Christmas Spectacular and the New York Spectacular. See “— MSG Entertainment — Our Productions.” Entertainers who have graced the Great Stage include: Yes, Lady Gaga, Jason Mraz, Bastille, Jack White, Kelly Clarkson, Leonard Cohen and Dave Chappelle. In 2009, Billboard Magazine ranked Radio City Music Hall the number one venue of the decade in its respective class based upon gross ticket sales. Radio City Music Hall is the highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2016 mid-year rankings.
In 1978, Radio City Music Hall was designated a New York City landmark by the NYC Landmarks Preservation Commission and a national landmark on the National Register of Historic Places. We acquired the lease in 1997, and in 1999, we invested in a complete restoration that returned the legendary theater to its original grandeur. Our acclaimed restoration touched all aspects of the venue and included burnishing the ceilings of Radio City Music Hall with 720,000 sheets of gold and aluminum leaf, replacing the existing stage curtain with a new 112-foot wide golden silk curtain, and cleaning the three-story tall mural “The Fountain of Youth,” by Ezra Winter, which looms above the grand staircase. State-of-the-art sound systems, lighting and HDTV capabilities were also installed.
We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease agreement. The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional 10 years by providing two years’ notice prior to the initial expiration date.
Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived of by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera, and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music including Steely Dan, Coldplay, Mariah Carey, Crosby Stills & Nash, Jackson Browne, Elton John, John Fogerty, Ray LaMontagne, Tom Petty and the Heartbreakers, Eddie Vedder and Bob Dylan, as well as The Allman Brothers Band, which played their 238th show at the Beacon Theatre in October 2014, marking their final concert as a band. The venue has also hosted special events such as film premieres for the Tribeca Film Festival and comedy events, including our ongoing Jerry Seinfeld residency, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006 when the Rolling Stones played a private concert in honor of his 60th birthday.
In August of 2008 we closed the Beacon Theatre for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, onsite examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City. The Beacon Theatre is the seventh highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2016 mid-year rankings.
Our lease on the Beacon Theatre expires in 2026.
The Forum
In June 2012, we added a West Coast home with the purchase of the Forum in Inglewood, CA, which serves the Greater Los Angeles area. Following an extensive reinvention of the historic venue, on January 15, 2014, the Forum re-opened with the first of six concerts by the legendary Eagles and is once again a thriving destination for both artists and music fans.With both the Forum and The Garden, MSG now has an iconic arena in the country’s two largest entertainment markets.
The Forum is the only arena-sized venue in the country dedicated to music and entertainment, and offers something exceptional for everyone. Architecturally, the interior of the bowl has been completely modernized and features superior acoustics, along with flexible seating that ranges from 7,000 seats to 17,800 seats. Fans seated on the floor have access to one of the largest general admission floors in the country, with approximately 8,000 square feet of event level hospitality offerings, including food and beverage, merchandise and restrooms. The Forum also offers exclusive spaces for VIP customers, including the historic Forum Club, and, for artists, delivers a first-class experience that includes nine, star-caliber dressing rooms with high-end amenities. Among the key features that were resurrected in an effort to replicate the original design is the exterior color of the venue, which was returned to the 1960’s “California sunset red,” and is now officially known as “Forum Red.” Other outdoor features include the addition of a distinct and iconic Forum marquee and a 40,000 square foot terrace that surrounds the perimeter of the building.
The original Forum was designed by renowned architect, Charles Luckman, who also designed The Garden that opened in 1968. The historic West Coast venue, which opened in 1967, has played host to some of the greatest musical performers of all time, including The Rolling Stones, The Jackson 5, Bob Dylan, Led Zeppelin, Madonna, Van Halen, Foo Fighters, Coldplay, Prince and many others. In addition, the Forum was home to the Los Angeles Lakers and Los Angeles Kings until 1999.
Since re-opening in 2014, the Forum has received several architectural awards recognizing its outstanding restoration. The venue’s impressive lineup of entertainers has included: the Eagles, Justin Timberlake, Paul Simon and Sting, Sam Smith, U2, Maroon 5, Stevie Wonder, Aerosmith, Steely Dan, Fleetwood Mac, Tom Petty and the Heartbreakers, Mumford & Sons, Foo Fighters, The Weeknd, Dead & Company, Rihanna and Kings of Leon as well as His Holiness the Dalai Lama. The Forum has also hosted a number of special events such as the MTV Video Music Awards and Nickelodeon’s Kids’ Choice Awards, as well as select sporting events, which in 2016 included the venue’s first Ultimate Fighting Championships mixed martial arts fight and a World Middleweight Championship fight, which ended with Gennady Golovkin claiming his 22nd consecutive knockout victory. The Forum is the third highest-grossing entertainment venue of its size in the nation, and the fifth highest-grossing in the world, based on Billboard Magazine’s 2016 mid-year rankings.
The Chicago Theatre
In October 2007, to provide us with an anchor for content and distribution in a key market in the Midwest, we purchased the legendary Chicago Theatre, a venue with approximately 3,600 seats. The Chicago Theatre, which features its famous six-story-high “C-H-I-C-A-G-O” marquee, was built in 1921 and designed in the French Baroque style by architects Cornelius W. Rapp and George L. Rapp. It is the oldest surviving example of this architectural style in Chicago today, and was designated a Chicago landmark building in 1983 by the Mayor of Chicago and the Chicago City Council.
Today, The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Neil Young, Steve Winwood, Jerry Seinfeld, Janet Jackson, The National, Louis C.K., Death Cab for Cutie, Conan O’Brien, Aziz Ansari and Steely Dan. The venue has also hosted theatrical tours such as A Christmas Story and Dr. Seuss’ How The Grinch Stole Christmas!. The Chicago Theatre is ranked the 10th highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2016 mid-year rankings.
Wang Theatre
Since August 2008, we have had a booking agreement with respect to the historic Wang Theatre in Boston. Under the booking agreement, we have been utilizing our diverse relationships and experience in event production and entertainment marketing to maximize the quantity and diversity of performances staged at the Wang Theatre. These performances have included theatrical productions and family shows such as the Tony award-winning Annie the Musical, Irving Berlin’s White Christmas the Musical, A Christmas Story, and Elf The Musical. The Wang Theatre has also welcomed a variety of concerts, including multi-night runs by Steely Dan, Sting, Neil Young, Eddie Izzard, Jerry Seinfeld, Steve Martin and Furthur and performances from Jason Mraz, Leonard Cohen, Ringo Starr, Wilco, Tegan and Sara, John Legend and The Shins. The Wang Theatre seats approximately 3,600.

Our booking agreement expires in 2019. We have the option to renew the agreement for an additional 10 years by providing two years’ notice prior to the initial expiration date.
Our Interactive Initiatives
The Company has a collection of web sites, social networking sites and mobile applications for our sports and entertainment properties. Web sites include thegarden.com, radiocity.com, beacontheatre.com, fabulousforum.com, chicagotheatre.com and rockettes.com, as well as sites dedicated to our sports teams (nyknicks.com, newyorkrangers.com, knicksnow.com, blueshirtsunited.com and newyorkliberty.com). Like our MSG Sports business, the online operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “— Our Business — Regulation.” This interactive business generates revenue for the Company’s segments via the sale of advertising and sponsorships on these digital properties. Additionally, it offers strategic marketing assets that create opportunities to market directly to our fans and cross-promote our businesses.
Other Investments
We continue to explore additional opportunities that strengthen our existing position within the sports and entertainment landscape and/or allow us to exploit our assets and core competencies for growth.
In September 2013, the Company acquired a 50% interest in AMSGE. The AMSGE entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, strategic marketing and venue management consulting services. This strategic partnership brings together the expertise and capabilities of each partner with the goal of jointly entering into attractive new businesses that generate revenue and cash flow. Since the joint venture began, AMSGE has made investments for 50% interests in Levity Entertainment Group, Digital Brand Architects, Pop2Life, Burns Entertainment and Oak View Group. The core music management business remains strong, and the development of the global music rights business is making progress. AMSGE will remain focused on capitalizing on investment opportunities within its existing businesses as well as on others in its pipeline, with the goal of accelerating its revenue growth and profit trajectory.
In August 2013, the Company, in a partnership with the owners of Brooklyn Bowl, invested in building a venue in Las Vegas. See “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments in Nonconsolidated Affiliates” for further discussion.
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises, the company that owns and operates the acclaimed Tribeca Film Festival, bringing together two of New York’s most important cultural and entertainment icons to enhance the reach and impact of both brands. Now in its 15th year, the annual Film Festival supports emerging and established voices, discovers award-winning filmmakers, curates innovative and interactive experiences, and introduces new technology and ideas through panels, premieres, exhibitions, and live performance. Tribeca Enterprises’ businesses also include Tribeca Digital Studios, a branded entertainment content business, and year-round live events. This joint venture augments our portfolio of premier New York City live entertainment brands, while also providing us with a high-profile entry into the festival business, with a team that has created one of the most successful festivals in the world.
In July 2014, MSG Networks completed the sale of Fuse to SiTV Media, Inc., which has since been renamed Fuse Media, Inc., the parent company of NUVOtv. NUVOtv is an English language entertainment network created for modern Latinos. As part of the transaction, MSG Networks received a 15% equity interest in SiTV Media, LLC, which has since been renamed Fuse Media, LLC (“Fuse Media”), and such equity interest was transferred to the Company in connection with the Distribution.
In August 2016, the Company acquired an approximately 12% common equity stake in Townsquare Media, Inc., a leading media, entertainment and digital marketing solutions company, bringing together two companies that believe in the value of creating communities around shared experiences and compelling content.
In addition to the investments discussed above, the Company also has other investments in various sports and entertainment companies and related technologies, primarily accounted for under the cost method of accounting.
Garden of Dreams Foundation
Our Company has a close association with The Garden of Dreams Foundation (the “Foundation”), a 501(c)(3) non-profit charity that is dedicated to making dreams come true for children facing obstacles. The Foundation works with 25 partner organizations throughout the tri-state area, including hospitals, wish organizations and community-based organizations, to reach children who are facing challenges such as homelessness, extreme poverty, illness and foster care. Since it began in 2006, Garden of Dreams has used the magic of The Madison Square Garden Company— including the Rangers, Knicks, Liberty and famed showplaces — to brighten the lives of more than 300,000 children and their families. The Foundation takes pride in its commitment to truly change lives, hosting more than 500 events and programs each year. They include: events with the Knicks, Rangers and Liberty; special celebrations and event attendance at The Garden, Radio City Music Hall and the Beacon Theatre;

visits by Madison Square Garden celebrities; The Garden of Dreams Talent Show, where children perform on the Great Stage at Radio City Music Hall; The Garden of Dreams Prom, which brings together teens who may not otherwise have the opportunity to attend their own proms; toy and coat drives; and the “Make A Dream Come True Program,” where children enjoy unforgettable experiences with celebrities and at events. In addition, through its Garden of Dreams Giving program, the Foundation helps its partner organizations meet the critical needs of the children they serve through direct support of scholarships and tangible, targeted community projects. To date, the Foundation has awarded scholarships to 24 children. Garden of Dreams has also served its partners by refurbishing pediatric wards at area hospitals, activity rooms at community facilities and foster care visiting areas at family services centers, and by rejuvenating neighborhood playgrounds and basketball courts — with plans for many more vital civic enhancements in the years to come.
Regulation
Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
In addition, many of the events produced or promoted by our sports and entertainment businesses are presented in our venues which are, like all public spaces, subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which our venues are located. These venues are also subject to zoning and outdoor advertising regulations, and, with respect to Radio City Music Hall and Beacon Theatre, landmark regulations which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. These venues also require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations. In addition, our venues are subject to the federal Americans with Disabilities Act, which requires us to maintain certain accessibility features at each of our facilities. See “Item 1A. Risk Factors — General Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
The professional sports leagues in which we operate, primarily the NBA and NHL, claim the right under certain circumstances to regulate important aspects of our sports business and our team-related online and mobile businesses. See “— Our Business — MSG Sports — The Role of the Leagues in Our Operations.”
Our sports and entertainment businesses are also subject to certain regulations applicable to our Internet web sites and mobile applications. We maintain various web sites and mobile applications that provide information and content regarding our businesses, offer merchandise and tickets for sale and make available sweepstakes and/or contests. The operation of these web sites and applications may be subject to a range of federal, state and local laws such as privacy, accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our web sites collect information from children under 13 years of age or are intended primarily for children under 12 years of age, we must comply with certain limits on commercial matter.
Competition
Competition in Our Sports Business
Our sports business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL, WNBA and NBADL teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the New York Yankees (the “Yankees”) and the New York Mets (the “Mets”)), two National Football League teams (the New York Giants (the “Giants”) and the New York Jets (the “Jets”)), two additional NHL teams (the New York Islanders (the “Islanders”) and the New Jersey Devils (the “Devils”)), a second NBA team (the Brooklyn Nets (the “Nets”) and two Major League Soccer franchises (the New York Red Bulls and the New York City Football Club). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the U.S. Open tennis event each summer, as well as many other non-sports related entertainment options.
As a result of the large number of options available, we face strong competition for the New York area sports fan. We must compete with these other sporting events in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games and the prices we charge for our tickets. In addition, for fans who prefer the unique experience of NHL hockey, we must compete with the Islanders and Devils as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with the Nets as well as, in varying respects and degrees, with other NBA teams and the NBA itself. In addition, we also compete to varying degrees with other productions and live entertainment events for advertising and sponsorship dollars.
The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our professional sports teams and general economic conditions. In particular, when our teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our teams make the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenues derive from rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our teams and our ability to attract other compelling sports content.
See “Item 1A. Risk Factors — Risks Relating to Our Sports Business — Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.”
Competition in Our Entertainment Business
Our entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, television, video and gaming devices) and the large number of other entertainment and public attraction options available to members of the public. Our businesses typically represent alternative uses for the public’s entertainment dollars. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world’s largest live theater industry and extensive performing arts venues, twelve major professional sports teams, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. Our venues outside of New York City similarly compete with other entertainment options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our productions and the public’s interest in our content, as well as on the price of our tickets and the quality and location of our venues.
We compete for bookings with a large number of other venues both in the cities in which our venues are located and in alternative locations capable of booking the same productions and events. Generally, we compete for bookings on the basis of the size, quality, expense and nature of the venue required for the booking.
In addition to competition for ticket sales and bookings, we also compete to varying degrees with other productions and sporting events for advertising and sponsorship dollars.
See “Item 1A. Risk Factors — Risks Relating to Our Entertainment Business — Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.”
Employees
As of June 30, 2016 we had approximately 1,400 full-time union and non-union employees and 7,500 part-time union and non-union employees. Approximately 67% of our employees were represented by unions as of June 30, 2016. Labor relations in general and in the sports and entertainment industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
The NHL players and the NBA players are covered by CBAs between the NHL Players’ Association (“NHLPA”) and the NHL and between the National Basketball Players Association (“NBPA”) and the NBA, respectively. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. On June 30, 2011 the prior CBA between the NBA and NBPA expired and there was a work stoppage for approximately five months until a new CBA was entered into in December 2011. On September 15, 2012 the prior CBA between the NHL and NHLPA expired and there was a work stoppage for approximately four months until a new CBA was entered into in January 2013. See “Item 1A. Risk Factors — General Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area. Financial information by business segments for each of the years ended June 30, 2016, 2015, and 2014 is set forth in “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8. Financial Statements and Supplementary Data —Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 14 Segment Information.”

Item 1A. Risk Factors
Risks Relating to Our Sports Business
Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our Knicks and Rangers and other sports franchises compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources. For example, our sports teams compete for attendance, viewership and advertising with a wide range of alternatives available in the New York City metropolitan area. During some or all of the basketball and hockey seasons, our sports teams face competition, in varying respects and degrees, from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets), professional soccer (including the New York Red Bulls and the New York City Football Club) and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other NHL hockey teams located in the New York City metropolitan area (the Islanders and the Devils) as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with another NBA team located in the New York City metropolitan area (the Nets) as well as, in varying respects and degrees, with other NBA teams and the NBA itself.
As a result of the large number of options available, we face strong competition for the New York area sports fan. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than we have, and as a consequence, our business and results of operations may be materially negatively affected.
Our Businesses Are Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, concession and merchandise sales during the season. In addition, the popularity of our teams can impact television ratings, which could affect the long-term value of the media rights for the Knicks and/or Rangers. Furthermore, success in the regular season may qualify a team for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our teams and, more importantly, by generating increased excitement and interest in our teams, which can improve attendance and television ratings in subsequent seasons. There can be no assurance that any sports team, including the Knicks and Rangers, will maintain continued popularity or compete in post-season play in the future.
Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.
Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our sports business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term value. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, coaches and team executives, for which we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration with existing players and terminating and waiving players. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues’ CBAs. There can be no assurance that any actions taken by management to increase our long-term value will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although CBAs between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. Future CBAs may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we may also be obligated to pay the NBA a luxury tax each year, the calculation of which is determined by a formula based on the aggregate salaries paid to our NBA players. The Knicks incurred luxury tax expense of $38.1 million and $5.1 million for the 2013-14 and 2014-15 seasons, respectively, and we expect to receive approximately $2.5 million of luxury tax proceeds from tax-paying teams with respect to the 2015-16 seasons. See “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — MSG Sports — Expenses — Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax.”
We have incurred, and may in the future incur, significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. These expenses add to the volatility of the results of our MSG Sports segment.
The Actions of the Basketball and Hockey Leagues May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the WNBA and the NBADL) and the NHL have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective leagues, which may not necessarily be consistent with maximizing our results of operations and which could affect our teams in ways that are different than the impact on other teams. Certain of these decisions by the NBA or the NHL could have a material negative effect on our business and results of operations. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights certain areas in which decisions of the NBA and the NHL could materially affect our businesses.
The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the national and international rights to telecast the games of league members, including the Knicks and Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our teams and the leagues, and the Internet-based activities of our teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. We receive significant revenues from MSG Networks for the right to telecast games of the Knicks and Rangers. Changes to league rules, regulations and/or agreements, including national and international media rights, could impact the availability of games covered by our local media rights and could negatively affect the rights fees we receive from MSG Networks and our business and results of operations. The leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of the playing season, preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, luxury taxes and revenue sharing. Decisions on these matters, some of which are also subject to the terms of the relevant CBA, may materially negatively affect our business and results of operations. In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2016, the Knicks and Rangers recorded approximately $46.6 million in estimated revenue sharing expenses, net of escrow receipts. The actual amounts for the 2015-16 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
The NBA and the NHL have imposed certain restrictions on the ability of owners to undertake some types of transactions in respect of teams, including a change in ownership, a relocation of a team and certain types of financing transactions. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interest of the Company and its stockholders if we were unable to obtain any required league approvals in a timely manner or at all.
The leagues impose certain rules that define, under certain circumstances, the territories in which we operate, including the markets in which our games can be telecast. Changes to these rules could have a material negative effect on our business and results of operations.
Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to our sports teams and their personnel, and the Company as a whole, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means, and it is possible that any such changes could materially negatively affect our business and results of operations to the extent they are ultimately determined to bind our teams. The commissioners of each of the NBA and NHL assert significant authority to take certain actions on behalf of their respective leagues under certain circumstances. Decisions by the commissioners of the NBA and the NHL, including on the matters described above, may materially negatively affect our businesses and results of operations. The leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
Injuries to Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may, given the nature of sports, be substantially impacted by serious and/or untimely injuries to key players. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player dies, or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We are generally insured against having to pay salaries in the event of a player’s death and seek to obtain disability insurance policies for substantially all of our material player contracts. In the event of injuries sustained resulting in lost services (as defined in the applicable insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in every circumstance or on terms that are commercially feasible or such insurance may contain significant dollar limits and/or exclusions from coverage for preexisting medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
In the absence of disability insurance, we may be obligated to pay all of an injured player’s salary. In addition, player disability insurance policies do not cover any NBA luxury tax that we may be required to pay under the NBA CBA. For purposes of determining NBA luxury tax under the NBA CBA, salary payable to an injured player is included in team salary, unless and until that player’s salary is removed from the team salary for purposes of calculating NBA luxury tax which, pursuant to the terms of the NBA CBA, requires a waiting period of one year and satisfaction of other conditions. Replacement of an injured player may result in an increase in salary and NBA luxury tax expense for us.
Risks Relating to Our Entertainment Business
Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, radio, motion pictures, sporting events, other live performances, the Internet, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts with other event venues for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Christmas Spectacular, and, to a lesser extent, the availability of, and our venues’ ability to attract concerts, family shows and other events, competition for which is intense, and the ability of acts to attract strong attendance at our venues. For example, The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Forum, The Chicago Theatre and the Wang Theatre face similar competition from other entertainment options in their respective markets and elsewhere.
Further, in order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology and facility maintenance while maintaining a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. In addition, we invest a substantial amount in our Christmas Spectacular and in new productions, including the New York Spectacular, to continue to attract audiences. We cannot assure you that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Christmas Spectacular, the Decline of Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The financial results of our entertainment business are dependent on the popularity of our live productions, particularly the Christmas Spectacular, which represented 25% of our MSG Entertainment segment’s revenues in fiscal year 2016. Should the popularity of the Christmas Spectacular decline, our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.

Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our business strategy, we intend to develop new productions and live entertainment events, which may include expansions or enhancements of our existing productions or relationships or the creation of entirely new live productions. Expansion or enhancement of productions and/or the development of new productions could require significant upfront investment in sets, staging, creative processes, licensing of intellectual property, casting and advertising and dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may be subject to a write-down of all or a portion of such investments. In addition, any delay in launching such productions or enhancements could result in the incurrence of operating costs which may not be recouped. In March 2016, we wrote off approximately $41.8 million of deferred production costs of the New York Spectacular. In 2016, we moved the show’s run from the spring to the summer. Revenues and attendance from the show’s 2016 run did not meet our expectations. There can be no assurance that the New York Spectacular will achieve acceptable financial performance levels which could result in additional losses and potentially the write-off of deferred production costs. Our strategy also involves the investment in, or the operation or acquisition of, venues, in our current markets and markets beyond New York, Los Angeles, Chicago and Boston. Any such additions may involve purchasing or acquiring control of, or an investment in, existing venues, renovating acquired venues or constructing new venues and could require significant investment. For example, in January 2014 we re-opened the Forum, the iconic arena in Inglewood, CA, which we acquired in June 2012. In May 2016 we announced a plan to develop and construct a venue specifically for music and entertainment in Las Vegas with approximately 17,500 seats. In pursuing this expansion strategy, we face risks, including risks associated with the construction of new facilities or renovations of existing facilities, such as cost overruns and construction delays, risks associated with financing, such as the potential lack of available financing to commence or complete an acquisition, development or renovation, risks associated with operating in new or existing markets and the risk that we may lose all or a part of our investment in any additional venues.
General Risks
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability.
Our businesses depend upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) at our venues, to license suites at The Garden and to spend on concessions and merchandise. In addition, our business is dependent upon advertising and sponsorship revenues. As a result, instability and weakness of the U.S. and global economies and the negative effects on consumers’ and businesses’ discretionary spending may materially negatively affect our business and results of operations.
We Have in Past Periods Incurred Substantial Operating Losses, Negative Adjusted Operating Cash Flow and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Positive Adjusted Operating Cash Flow or Positive Cash Flow in the Future.
We have in past periods incurred operating losses and negative cash flow and there is no assurance that we will have operating income or positive cash flow in the future. Our MSG Entertainment segment recognized operating losses during the years ended June 30, 2016, 2014 and 2013 and our MSG Sports segment recognized an operating loss during the year ended June 30, 2014. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — MSG Sports — Factors Affecting Operating Results” and “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — MSG Entertainment — Factors Affecting Operating Results.”
Our Operating Results and Cash Flow Can Vary Substantially from Period to Period.
Our operating results and cash flow reflect significant variation from period to period and will continue to do so in the future. Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful and the operating results of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.

Severe Weather May Impact Events at Our Venues, Which May Have a Material Negative Effect on Our Business and Results of Operations.
Weather conditions in the New York metropolitan area and other locations in which we own or operate venues may affect patron attendance as well as sales of concessions and merchandise, among other things. Weather conditions may also require us to cancel or postpone events. Any of these events may have a material negative effect on our business and results of operations.
Our Business Could be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity and Other Developments that Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venues. The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities or other actions that discourage attendance. Any such activity at one of our venues could result in a material negative effect on our business and results of operations. In addition, terrorist activity or other actions that discourage attendance at other locations, or even the threat of such activity, could result in reduced attendance at our venues. Similarly, a major epidemic or pandemic, or the threat of such an event, could adversely affect attendance at our events.
We May Pursue Acquisitions and Other Strategic Transactions to Complement or Expand our Business that May Not be Successful; We Have Significant Investments in Businesses We Do Not Control.
From time to time, we explore opportunities to purchase or invest in other businesses, venues or assets that could complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the diversion of management’s attention and resources, the inability to successfully integrate such business into our operations or even if successfully integrated, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. We have significant investments in businesses that we account for under the equity method of accounting. We do not control the day-to-day operations of these businesses. Additionally, these businesses are subject to laws, rules and other circumstances, and have risks in their operations, which may be similar to, or different from, those to which we are subject. We have in the past written down and, to the extent that these investments are not successful in the future, we may write down of all or a portion of such investments. Any of the foregoing risks could result in a material negative effect on our business and results of operations or adversely impact the value of our investments.
We Do Not Own All of Our Venues and Our Failure to Renew Our Leases or Booking Agreement on Economically Attractive Terms May Have a Material Negative Effect on Our Business and Results of Operations; Our Lease on Radio City Music Hall Requires Us to Maintain a Certain Net Worth or Meet Certain Other Requirements.
The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years’ notice prior to the initial expiration date. Similarly, we lease the Beacon Theatre pursuant to a lease that expires in 2026. We have entered into a booking agreement with respect to the Wang Theatre in Boston. Our booking agreement expires in 2019 and we have the option to renew the agreement at that time for an additional ten years by providing significant prior notice to the initial expiration date. If we are unable to renew these leases or the booking agreement on economically attractive terms, our business could be materially negatively affected. In addition, MSG Sports & Entertainment, LLC, the entity that guarantees the Radio City Music Hall lease, is required to maintain a certain net worth or, if such net worth is not maintained, the entity must either post a letter of credit or provide cash collateral.
We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
Our operations are subject to federal, state and local laws and regulations.
We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any potential liability.

We and our venues are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, and could hold us responsible for any personal or property damage related to any contamination. Any requirements to dispose of, or remediate, such hazardous or non-hazardous materials and any associated costs and impact on operations of such efforts may be heightened as a result of the purchase, construction or renovation of a venue.
Our venues are subject to zoning and building regulations including permits relating to the operation of The Garden. In addition, The Garden requires a zoning special permit. The original permit was granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years. In connection with the renewal, certain government officials and special interest groups sought to use the renewal process to pressure us to improve Penn Station or to relocate The Garden. There can be no assurance regarding the future renewal of the permit or the terms thereof.
In January 2016, Governor Andrew Cuomo announced a request for proposal (“RFP”) process for proposals on transforming Penn Station.  For example, he noted the possibility of seeking to move the Theater at Madison Square Garden to create a new Penn Station entrance, but noted that the State was ready to explore all RFP proposals.  We have no assurance on how the final approved proposal may impact the Madison Square Garden Complex.
Our businesses are, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements; working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; compliance with the Americans With Disabilities Act; and privacy laws.
Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could have a material negative effect on our business and results of operations.
Our Properties Are Subject to, and Benefit from, Certain Easements, the Availability of Which May Not Continue on Terms Favorable to Us or at All.
Our properties are subject to, and benefit from, certain easements. For example, the “breezeway” into the Madison Square Garden Complex from Seventh Avenue in New York City is a significant easement that we share with other property owners. Our ability to continue to utilize this and other easements, including for advertising purposes, requires us to comply with a number of conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business and results of operations.
We May Be Exposed to Business, Reputational and Litigation Risk if There is Loss, Disclosure or Misappropriation of or Access to Stored Personal Information or Other Breaches of Our Information Security.
Through our operations, we may collect and store, including by electronic means, certain personal information and payment card information that is provided to us through purchases, registration on our web sites, or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third party service providers. Data maintained in electronic form is subject to the risk of intrusion, tampering or theft. Our ability to safeguard such personal information and other confidential information, including information regarding the Company and our distributors, advertisers and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, distributor, advertiser, Company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party service provider. As a result, such personal information and/or confidential information may be lost, disclosed, accessed or taken without their consent, and the security of our other confidential information may be compromised.
If our electronically stored data is compromised, our ability to conduct business may be interrupted or impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our network security or other misappropriation or misuse of personal or confidential information could subject us to business and litigation risk and damage our reputation, which could have a material negative effect on our business and results of operations.

A Change to or Withdrawal of New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2016, the tax exemption was $40.7 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
We May Require Financing to Fund Our Ongoing Operations and Capital Expenditures, the Availability of Which is Highly Uncertain.
The capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers.
Our business has been characterized by significant expenditures for properties, businesses, renovations and productions. In the future we may engage in transactions that depend on our ability to obtain financing. We may also seek financing to fund our ongoing operations.
Depending upon conditions in the financial markets and/or the Company’s financial performance, we may not be able to raise additional capital on favorable terms, or at all. In addition, as described above, the leagues in which our sports teams compete may have, under certain circumstances, approval rights over certain financing transactions, and in connection with those rights, could affect our ability to obtain such financing. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Failure to successfully pursue our capital expenditure and other spending plans could negatively affect our ability to compete effectively and have a material negative effect on our business and results of operations.
Our Business is Subject to Seasonal Fluctuations.
Our revenues have been seasonal and we expect they will continue to be seasonal. For example, 25% of our MSG Entertainment segment’s revenues and 9% of our consolidated revenues in fiscal year 2016 were derived from the Christmas Spectacular. Revenues of the MSG Entertainment segment are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, MSG Entertainment earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the second and third quarters of each fiscal year. Revenues from our business on a consolidated and combined basis tend to be at their lowest in the first and fourth quarters of the fiscal year.
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, theatrical productions, sporting events and other events).
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or management lockouts. For example, the NBA has experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games, and a lockout during the 2011-12 season, which resulted in the regular season being shortened from 82 games to 66 games. The current NBA CBA expires after the 2020-21 season (although the NBA and NBPA each have the right to terminate the CBA effective following the 2016-17 season). The NHL has also experienced labor difficulties, including a lockout during the 1994-95 NHL season, which resulted in the regular season being shortened from 84 to 48 games, a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season, and a lockout during the 2012-13 NHL season, which resulted in the regular season being shortened from 82 to 48 games. The current NHL CBA expires on September 15, 2022 (although the NHL and NHLPA each have the right to terminate the CBA effective following the 2019-20 season).

The Unavailability of Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property (e.g., copyright, trademark and patent) or other claims relating to our productions, technologies or other content or material, some of which may be important to our business. In addition, our productions could potentially subject us to claims of defamation or similar types of allegations. Any such claims, regardless of their merit, could cause us to incur significant costs. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
There Is the Risk of Personal Injuries and Accidents in Connection with Our Venues, Which Could Subject Us to Personal Injury or Other Claims; We are Subject to the Risk of Adverse Outcomes In Other Types of Litigation.
There are inherent risks associated with producing and hosting events and operating, maintaining or renovating our venues. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which could subject us to claims and liabilities. Incidents in connection with events at any of our venues could also reduce attendance at our events, and cause a decrease in our revenue and operating income. While we seek to obtain contractual indemnities for events at our venues that we do not promote and we maintain insurance policies that provide coverage for incidents in the ordinary course of business, there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances.
From time to time, we become subject to other kinds of litigation. The outcome of litigation is inherently unpredictable. As a result, we could incur liability from litigation which could be material and for which we may have inadequate or no insurance coverage or be subject to other forms of relief which might adversely affect the Company.
The Distribution Could Result in Significant Tax Liability.
We have received an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the Distribution qualified as a tax-free distribution under the Internal Revenue Code (the “Code”). The opinion is not binding on the Internal Revenue Service (the “IRS”) or the courts. Additionally, MSG Networks received a private letter ruling from the IRS concluding that certain limited aspects of the Distribution do not prevent the Distribution from satisfying certain requirements for tax-free treatment under the Code. The opinion and the private letter ruling relied on factual representations and reasonable assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion and letter ruling.
If the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, MSG Networks would recognize taxable gain in an amount equal to the excess of the fair market value of the common stock of our Company over MSG Networks’ tax basis therein (i.e., as if it had sold the common stock of our Company in a taxable sale for its fair market value). In addition, the receipt by MSG Networks’ stockholders of common stock of our Company would be a taxable distribution, and each U.S. holder that participated in the Distribution would recognize a taxable distribution as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of MSG Networks’ earnings and profits, then as a non-taxable return of capital to the extent of each U.S. holder’s tax basis in its MSG Networks common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Networks’ stockholders and MSG Networks would be substantial. See “— We May Have a Significant Indemnity Obligation to MSG Networks if the Distribution Is Treated as a Taxable Transaction.”
We May Have a Significant Indemnity Obligation to MSG Networks if the Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with MSG Networks, which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify MSG Networks for losses and taxes of MSG Networks resulting from the breach of certain covenants and for certain taxable gain recognized by MSG Networks, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Networks under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

The Tax Rules Applicable to the Distribution May Restrict Us from Engaging in Certain Corporate Transactions or From Raising Equity Capital Beyond Certain Thresholds for a Period of Time After the Distribution.
To preserve the tax-free treatment of the Distribution to MSG Networks and its stockholders, under the Tax Disaffiliation Agreement with MSG Networks, for the two-year period following the Distribution, we are subject to restrictions with respect to:

•	entering into any transaction pursuant to which 50% or more of our shares or assets would be acquired, whether by merger or otherwise, unless certain tests are met;

•	issuing equity securities, if any such issuances would, in the aggregate, constitute 50% or more of the voting power or value of our capital stock;

•	certain repurchases of our common shares;

•	ceasing to actively conduct our business;

•	amendments to our organizational documents (i) affecting the relative voting rights of our stock or (ii) converting one class of our stock to another;

•	liquidating or partially liquidating; and

•	taking any other action that prevents the Distribution and certain related transactions from being tax-free.
These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.
Our Historical Financial Results as Business Segments of MSG Networks May Not be Representative of Our Results as a Separate, Stand-Alone Company.
Certain of the historical financial information we have included in this Annual Report on Form 10-K has been derived from the consolidated financial statements and accounting records of MSG Networks and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. Although MSG Networks did account for our sports and entertainment businesses as separate business segments, we were not operated as a separate, stand-alone company for the historical periods presented. The historical costs and expenses reflected in our combined financial statements include an allocation for certain corporate functions historically provided by MSG Networks, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and MSG Networks considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.
If We are Unable to Satisfy the Requirements of Section 404 of the Sarbanes-Oxley Act, or Our Internal Control Over Financial Reporting is Not Effective, the Reliability of Our Financial Statements May be Questioned and Our Stock Price May Suffer.
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to document and test its internal control procedures and to provide an assessment by its management of the effectiveness of its internal control over financial reporting. In addition, the independent auditors must attest to the effectiveness of internal control over financial reporting. Although the rules do not require our independent auditors to attest the effectiveness of internal control over financial reporting until our reporting as of June 30, 2017, our management completed its assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended June 30, 2016. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our management or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.

We are Controlled by the Dolan Family.
We have two classes of common stock:

•	Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors; and

•
Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), which is generally entitled to ten votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.

As of July 29, 2016, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, approximately 2.8% of our outstanding Class A Common Stock and approximately 70.7% of the total voting power of all our outstanding common stock. Of this amount, Charles F. Dolan, a director and the father of James L. Dolan, the Executive Chairman, and his spouse control approximately 59.4% of our outstanding Class B Common Stock, approximately 1.3% of our outstanding Class A Common Stock and approximately 41.9% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a Stockholders Agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan family group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the “Dolan Siblings”). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family. Charles F. Dolan, members of his family and certain related family entities, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
In addition, the affirmative vote or consent of the holders of at least 66 2⁄3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:

•	the authorization or issuance of any additional shares of Class B Common Stock, and

•	any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
As a result, Charles F. Dolan, members of his family and certain related family entities also collectively have the power to prevent such issuance or amendment.
The members of the Dolan family group have entered into an agreement with the Company in which they agree that, during the 12-month period beginning on the Distribution Date, the Dolan family group must obtain the prior approval of a majority of the Company’s Independent Directors prior to acquiring common stock of the Company through a tender offer that results in members of the Dolan family group owning more than 50% of the total number of outstanding shares of common stock of the Company. For purposes of this agreement, the term “Independent Directors” means the directors of the Company who have been determined by our Board of Directors to be independent directors for purposes of NYSE corporate governance standards.
The Dolan family group also controls MSG Networks and AMC Networks Inc. (“AMC Networks”).

We Have Elected to Be a “Controlled Company” for NYSE Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of NYSE.
Charles F. Dolan, members of his family and certain related family entities have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of NYSE. As a controlled company, we have the right to elect not to comply with the corporate governance rules of NYSE requiring: (i) a majority of independent directors on our Board, (ii) an independent corporate governance and nominating committee and (iii) an independent compensation committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board of Directors has elected to comply with the NYSE requirement for an independent compensation committee.
Future Stock Sales, Including as a Result of the Exercise of Registration Rights by Certain of Our Stockholders, Could Adversely Affect the Trading Price of Our Class A Common Stock.
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, certain Dolan family interests, and the Dolan Family Foundation that provide them with “demand” and “piggyback” registration rights with respect to approximately 5.1 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
Transfers and Ownership of Our Common Stock Are Subject to Restrictions Under Rules of the NBA, NHL and WNBA and Our Certificate of Incorporation Provides Us with Remedies Against Holders Who Do Not Comply with Those Restrictions.
The Company is the owner of professional sports franchises in the NBA, NHL and WNBA. As a result, transfers and ownership of our common stock are subject to certain restrictions under the governing documents of the NBA, NHL and WNBA as well as the Company’s consent and other agreements with the NBA, NHL and WNBA in connection with their approval of the Distribution. These restrictions are described under “Description of Capital Stock — Class A Common Stock and Class B Common Stock — Transfer Restrictions” in our Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September 11, 2015. In order to protect the Company and its NBA, NHL and WNBA franchises from sanctions that might be imposed by the NBA, NHL or WNBA as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that, if a transfer of shares of our common stock to a person or the ownership of shares of our common stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of common stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Key Executives and Directors with MSG Networks and/or AMC Networks, Which Means Those Executives Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts; Certain Directors Are Also Directors and/or Executives of AMC Networks.
Our Executive Chairman, James L. Dolan, also serves as the Executive Chairman of MSG Networks, and our Executive Vice President, General Counsel and Secretary, Lawrence J. Burian, also serves as the Executive Vice President, General Counsel and Secretary of MSG Networks. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. In addition, our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of both MSG Networks and AMC Networks, and one of our directors, Charles F. Dolan, is the Executive Chairman of AMC Networks. Furthermore, five members of our Board of Directors are also directors of MSG Networks, and six members of our Board of Directors are also directors of AMC Networks. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Networks and/or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Networks or AMC Networks and us. In addition, certain of our directors and officers hold MSG Networks and/or AMC Networks stock, restricted stock units and/or cash performance awards. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSG Networks or AMC Networks. See “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in our Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September

11, 2015 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Networks and/or AMC Networks that may arise.
Our Overlapping Directors and Executive Officers with MSG Networks and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Networks and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company (the “Overlap Persons”) may also be serving as directors, officers, employees or agents of MSG Networks and/or AMC Networks (each an “Other Entity”), and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee or agent of one or more of the Other Entities will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Description of Capital Stock — Certain Corporate Opportunities and Conflicts” in our Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September 11, 2015.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own the Madison Square Garden Complex, which includes The Garden (with a maximum capacity of approximately 21,000 seats) and The Theater at Madison Square Garden (approximately 5,600 seats) in New York City, comprising approximately 1,100,000 square feet; a training center in Greenburgh, NY with approximately 105,000 square feet of space; The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet; and the Forum (approximately 17,800 seats) in Inglewood, CA comprising approximately 307,000 square feet.
Significant properties that are leased in New York City include approximately 328,000 square feet housing Madison Square Garden’s administrative and executive offices, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease storage space in various other locations and parking locations in Inglewood, CA for the Forum. For more information on our venues, see “Item 1. Business — Our Venues.”
Our Madison Square Garden Complex is subject to and benefits from various easements, including over the “breezeway” into Madison Square Garden from Seventh Avenue in New York City (which we share with other property owners). Our ability to continue to utilize this and other easements requires us to comply with certain conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions.
Item 3. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), is listed on the New York Stock Exchange (“NYSE”) under the symbol “MSG.” The Company’s Class A Common Stock began “regular way” trading on the NYSE on October 1, 2015.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from October 1, 2015 through June 30, 2016. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	Base Period 10/1/15	10/31/15	12/31/15	2/29/16	4/30/16	6/30/16
The Madison Square Garden Company	$100.00	$111.92	$101.45	$97.18	$98.43	$108.16
Russell 3000 Index	100.00	107.74	106.11	100.09	107.80	109.96
Bloomberg Americas Entertainment Index	100.00	105.26	99.67	93.83	104.82	107.00
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2016, there were 734 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2016, there were 16 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during fiscal year 2016 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.

Price Range of Madison Square Garden Class A Common Stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of our Class A Common Stock as reported on NYSE:

Year ended June 30, 2016 (a)	High	Low
For the Quarter ended December 31, 2015	184.67	149.04
For the Quarter ended March 31, 2016	170.01	139.10
For the Quarter ended June 30, 2016	174.30	156.01

(a)	The Madison Square Garden Company became a publicly traded company on September 30, 2015 upon the Distribution.
Issuer Purchases of Equity Securities
The following table presents information about the Company's repurchases of Class A Common Stock that were made during the three months ended June 30, 2016 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—	$—	—	$447,009
May 1, 2016 - May 31, 2016	—	$—	—	$447,009
June 1, 2016 - June 30, 2016	163	$169.66	27,731	$419,278
Total	163	$169.66	27,731
_________________

(a)
As of June 30, 2016, the total amount of Class A Common Stock authorized for repuchase by the Company’s board of directors was $525,000, and the Company had remaining authorization of $419,278 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company first announced its stock repurchase program on September 11, 2015.

(b)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated and combined financial statements of The Madison Square Garden Company and its subsidiaries. The balance sheet data as of June 30, 2016 and the operating data for the nine months ended June 30, 2016 are presented on a consolidated basis, as the Company became a standalone public company on the September 30, 2015 (the “Distribution Date”.) Operating data prior to the Distribution Date, which included operating data for the years ended June 30, 2015, 2014, 2013 and 2012, as well as the three months ended September 30, 2015 that are included in the year ended June 30, 2016, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of MSG Networks Inc. (“MSG Networks” or “Former Parent”) and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution Date (“carve-out and combined basis”). Balance sheet data as of June 30, 2015, 2014, 2013 and 2012 were also presented on a carve-out and combined basis.
For periods prior to the Distribution Date, the financial information presented below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity. The selected financial data presented below should be read in conjunction with the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K and with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Operating Data:
Revenues	$1,115,311	$1,071,551	$913,615	$722,943	$728,867
Operating expenses:
Direct operating expenses	737,857	724,881	714,825	533,282	530,307
Selling, general and administrative expenses	333,603	238,318	221,109	176,139	171,757
Depreciation and amortization	102,482	108,758	91,709	72,551	62,940
Operating loss	(58,631)	(406)	(114,028)	(59,029)	(36,137)
Other income (expense):
Loss in equity method investments	(19,099)	(40,590)	(1,323)	—	—
Interest income (expense), net	4,754	558	20	(1,609)	(867)
Miscellaneous	(4,017)	190	95	3,497	7,072
Loss from operations before income taxes	(76,993)	(40,248)	(115,236)	(57,141)	(29,932)
Income tax expense	(297)	(436)	(1,697)	(1,133)	(6,350)
Net loss	$(77,290)	$(40,684)	$(116,933)	$(58,274)	$(36,282)
Basic loss per common share	$(3.12)	$(1.63)	$(4.69)	$(2.34)	$(1.46)
Diluted loss per common share	$(3.12)	$(1.63)	$(4.69)	$(2.34)	$(1.46)
Weighted-average number of common shares outstanding (a):
Basic	24,754	24,928	24,928	24,928	24,928
Diluted	24,754	24,928	24,928	24,928	24,928
Balance Sheet Data:
Total assets	3,543,950	2,148,942	2,137,191	1,732,863	1,580,868
Total stockholders’ equity / divisional equity	2,586,421	1,223,275	1,191,203	916,764	828,735

(a)
Following the Distribution Date, the Company had 24,928 common shares outstanding on September 30, 2015. This amount has been utilized to calculate earnings (loss) per share for the periods prior to the Distribution Date as no Madison Square Garden common stock or equity based awards were outstanding prior to September 30, 2015.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” or the “Company”), including increased expenses of being a standalone public company, higher team personnel compensation, and higher revenues as a result of the new National Basketball Association (the “NBA”) national media rights deal. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level of popularity of the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), the New York Spectacular Starring the Radio City Rockettes (“New York Spectacular”) and other entertainment events which are presented in our venues;

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

•
changes in laws, NBA or National Hockey League (the “NHL”) rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements (each a “CBA”) with their players’ associations, salary caps, revenue sharing, NBA luxury tax thresholds and media rights) or other regulations under which we operate;

•	any NBA or NHL work stoppage;

•	seasonal fluctuations and other variation in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses as a standalone publicly traded company;

•
the successful development of new live productions or enhancements to existing productions and the investments associated with such development or enhancements, including the New York Spectacular, the Company’s newest large-scale theatrical production;

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

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain related transfer restrictions on our common stock; and

•	the factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in Item 8 of this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Factors Affecting Results of Operations
The Company's combined statements of operations for the years ended June 30, 2015 and 2014, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution Date.
The combined statements of operations for the years ended June 30, 2015 and 2014, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016, include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2016, 2015 and 2014 on both a consolidated and combined and segment basis. Our segments are MSG Entertainment and MSG Sports.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2016, 2015 and 2014. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2016.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section includes a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K.

Business Overview
The Company is a sports and entertainment business comprised of dynamic and powerful assets and brands. The Company is comprised of two business segments: MSG Entertainment and MSG Sports, which are strategically aligned to work together to drive our overall business, which is built on a foundation of iconic venues and compelling content, including live sports and entertainment events that we create, produce and present. The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. A description of our segments follows:
MSG Entertainment
Our MSG Entertainment segment, which represented approximately 37% of our consolidated revenues for the year ended June 30, 2016, is one of the country’s leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts events and special events, in our diverse collection of venues. Those venues include The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum, and The Chicago Theatre. In addition, we have an exclusive booking agreement with respect to the Wang Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event.
MSG Entertainment also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular, which is the top grossing live holiday family show in North America, and the New York Spectacular, both of which feature the Rockettes. The Christmas Spectacular has been performed at Radio City Music Hall for 83 years and more than one million tickets were sold for performances during the 2015 holiday season. In addition, during the 2014 holiday season the Company presented the theater version of the show in Omaha, Houston and, for the 13th year, at the Grand Ole Opry House in Nashville. The Company decided to end the theatrical productions of the Christmas Spectacular presented outside of New York after the 2014 holiday season. The theatrical productions of the Christmas Spectacular presented outside of New York generated direct contribution to adjusted operating cash flow (“AOCF”), of approximately $4,600 during the 2014 holiday season.
The first run of the show now called the New York Spectacular Starring the Radio City Rockettes began on March 12, 2015 and ran through May 7, 2015. In fiscal year 2016 the Company made a decision to shift the timing of the show’s run from spring to the summer. As a result of this year’s production beginning on June 15, 21 performances were presented during the fourth quarter of fiscal year 2016 and 56 performances were presented in the first quarter of fiscal year 2017. This change in timing will have an impact on comparability of MSG Entertainment results for the first quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2016 as there were no performances during the quarter ended September 30, 2015. During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes. At June 30, 2016 the Company had approximately $37,000 of remaining deferred production costs associated with the New York Spectacular.
Revenue Sources
Our primary sources of revenue in our MSG Entertainment segment are ticket sales to our live audiences for events that we produce or promote/co-promote and license fees for our venues paid by third-party promoters in connection with events that we do not produce or promote/co-promote. We also generate revenue from other sources, including facility and ticketing fees, concessions, sponsorships and signage, a portion of suite license fees at The Garden, merchandising and tours of our venues. The levels of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are promoting or co-promoting the event or are licensing our venue to a third party.
Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our web sites and ticketing agencies and through group sales. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the seating capacity of the venue used, the extent to which we can sell to fully utilize our seating capacity and our ticket prices.

The Garden has 21 Event Level suites, 58 Madison Level suites, and 18 Signature Level suites. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.
Venue License Fees
For entertainment events held at our venues that we do not produce, promote or co-promote, we typically earn revenue from venue license fees charged to the third-party promoter of the event. The amount of license fees we charge varies by venue, as well as by the size of the production and the number of days of the event, among other factors. Our fees include both the cost of renting space in our venues and costs for providing event staff, such as front-of-house and back-of-house staff, including stagehands, electricians, laborers, box office staff, ushers and security as well as production services such as staging, lighting and sound.
Whether we are promoting an event or licensing our venues to a third-party promoter has a significant impact on the level of revenues and expenses that we record in our MSG Entertainment segment.
Facility and Ticketing Fees
For all public and ticketed entertainment events held in our venues, we also earn additional revenues on substantially all tickets sold, whether we promote/co-promote the event or license the venue to a third party. These revenues are earned in the form of certain fees and assessments, including the facility fee we charge, and vary by venue.
Concessions
We sell food and beverages during substantially all entertainment events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also generate revenue from catering for our suites at The Garden.
Merchandise
We earn revenues from the sale of merchandise relating to our proprietary productions and other live entertainment events that take place at our venues. The majority of our merchandise revenues are generated through on-site sales during performances of our productions and other live events. We also generate revenues from the sales of our Christmas Spectacular merchandise, such as ornaments and apparel, through traditional retail channels. Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event and are generally subject to a revenue sharing arrangement.
Venue Signage and Sponsorship
We earn revenues through the sale of signage space and sponsorship rights in connection with our venues, productions and other live entertainment events. Signage revenues generally involve the sale of advertising space at The Garden during entertainment events and otherwise in our venues.
Sponsorship rights may require us to use the name, logos and other trademarks of sponsors in our advertising and in promotions for our venues, productions and other live entertainment events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of our productions, events and venues in connection with their own advertising and in promotions in our venues or in the community.
Expenses
Our MSG Entertainment segment’s principal expenses are payments made to performers and promoters, staging costs and day-of-event costs associated with events, and advertising costs. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses, to our MSG Entertainment segment. However, the operating results of our MSG Entertainment segment benefit from the fact that no rent is charged to the segment for use of the Company’s owned venues. We do not allocate to our segments any depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden or the Forum.

Performer Payments
Our productions are performed by talented actors, dancers, singers, musicians and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate both with their abilities and with demand for their services from other entertainment companies. Our productions typically feature ensemble casts (such as the Rockettes), where most of our performers are paid based on a standard “scale,” pursuant to CBAs we negotiate with the performers’ unions. Certain performers, however, have individually negotiated contracts.
Staging Costs
Staging costs for our proprietary events as well as others that we promote include the costs of sets, lighting, display technologies, special effects, sound and all of the other technical aspects involved in presenting a live entertainment event. These costs vary substantially depending on the nature of the particular show, but tend to be highest for large-scale theatrical productions, such as the Christmas Spectacular and the New York Spectacular. For concerts we promote, the performer usually provides a fully-produced show. Along with performer salaries, the staging costs associated with a given production are an important factor in the determination of ticket prices.
Day-of-Event Costs
For days on which MSG Entertainment stages its productions, promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office staff, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we provide our venues to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter.
Marketing and Advertising Costs
We incur significant costs promoting our productions and other events through outdoor and newspaper advertisements, television and radio advertising and social, digital and search advertising. In light of the intense competition for entertainment events, such expenditures are a necessity to drive interest in our productions and encourage members of the public to purchase tickets to our shows.
Factors Affecting Operating Results
The operating results of our MSG Entertainment segment are largely dependent on our ability to attract concerts, family shows and other events to our venues, as well as the continuing popularity of the Christmas Spectacular at Radio City Music Hall. Our MSG Entertainment segment recognized operating losses during the years ended June 30, 2016 and 2014. The operating results for the year ended June 30, 2016 include a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the production now called the New York Spectacular Starring the Radio City Rockettes. The operating results for the year ended June 30, 2014 reflect the impact of The Garden and The Theater at Madison Square Garden being shut down because of the transformation of The Garden into a state-of-the-art facility (the “Transformation”) for the off-season following the New York Knicks (the “Knicks”) and New York Rangers (the “Rangers”) playoffs during these fiscal years thus limiting MSG Entertainment’s ability to present or host events at these venues.
Our MSG Entertainment segment’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, as well as lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
The Company has invested in the New York Spectacular, a large-scale theatrical production in Radio City Music Hall, which opened in March 2015, and continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new productions.

MSG Sports
Our MSG Sports segment, which represented approximately 63% of our consolidated revenues for the year ended June 30, 2016, owns and operates professional sports franchises, including the Knicks, a founding member of the NBA, and the Rangers, one of the “original six” franchises of the NHL. MSG Sports also owns and operates the New York Liberty (the “Liberty”) of the Women’s National Basketball Association, one of the league’s founding franchises, and the Hartford Wolf Pack of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers and is also competitive in its own right in the AHL. Since 2014, the Company has owned and operated an NBA Development League team, named the Westchester Knicks, which plays its home games at the Westchester County Center in White Plains, NY. The Knicks, Rangers and Liberty play their home games at The Garden. Our sports business also features other sporting events, including a broad array of live sporting events including professional boxing, college basketball, professional bull riding, mixed martial arts, tennis and college wrestling.
Revenue Sources
We earn revenue in our MSG Sports segment from several primary sources: ticket sales and a portion of suite rental fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, venue signage and other sponsorships, concessions and merchandising. Our MSG Sports segment also earns substantial fees from MSG Networks for the local media rights to telecast the games of our professional sports teams. We also earn venue license fees, primarily from the rental of The Garden to third-party promoters or conferences holding sports events at our arena. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our professional sports teams and general economic conditions. In particular, when our teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our teams make the playoffs, we also benefit from the attendance and in-game spending at playoff games at The Garden. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenues derive from rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is substantially dependent on the success and popularity of our teams.
Ticket Sales, Suite Licenses, Venue Licenses, Facility and Ticketing Fees
Ticket sales have historically constituted the largest single source of revenue for our MSG Sports segment. We sell tickets to our sports teams’ home games through season tickets, which are typically held by long-term season subscribers, through group sales, and through single-game tickets, which are purchased by fans either individually or in multi-game packages. The prices of our tickets vary, depending on the sports team and the location of the seats. We generally review and set the price of our tickets before the start of each team’s season. We also earn revenue from the sale of tickets to live sporting events that we promote or co-promote other than our teams’ games.
Revenues from the sale of suite licenses are shared between the MSG Entertainment and MSG Sports segments. See “— MSG Entertainment — Revenue Sources” for further discussion.
In addition to our teams’ home games, we also present or host other live sporting events at our venues. When the Company acts as the promoter or co-promoter of such events, the Company typically earns revenues from ticket sales and incurs expenses associated with the event. When these events are promoted by third-party promoters, the Company typically earns venue license fees and fees on tickets sold from the promoter for use of our venues. When licensing our venues, the amount recorded as revenue also includes the event’s variable costs such as the costs of front-of-house and back-of-house staffs, including electricians, laborers, box office staff, ushers, security and building services, which we pass along to the promoter. The number and mix of live sporting events, including whether we are the promoter or co-promoter of an event or license our venues to a third-party promoter, could have a significant impact on the level of revenues and expenses that we record in our MSG Sports segment.
Our MSG Sports segment also earns revenues in the form of certain fees added to ticket prices for events held at our venues, regardless of whether we act as promoter or co-promoter for such events. This currently includes a facility fee the Company charges on tickets it sells to all events at our venues, except for team season tickets and certain other limited exceptions.
Media Rights
We earn revenue from the sale of media rights for our sports teams’ home and away games and also through the receipt of our share of fees paid for league-wide media rights, which are awarded under contracts negotiated and administered by each league.

In connection with the Distribution, the Company and MSG Networks entered into media rights agreements covering the telecast rights for the Knicks and Rangers. The financial success of our MSG Sports segment is significantly dependent on the rights fees we receive from MSG Networks in connection with the telecast of our Knicks and Rangers games.
National and international telecast arrangements differ by league. Fees paid by telecasters under these arrangements are pooled by each league and then generally shared equally among all teams.
Venue Signage and Sponsorships and Ad Sales Commission
We earn revenues through the sale of signage space at The Garden and sponsorship rights in connection with our sports teams and certain other sporting events. Our strategy is to develop marketing partnerships with world-class brands by creating customized platforms that achieve our partners’ business objectives. Signage sales generally involve the sale of advertising space within The Garden during our teams’ home games and include the sale of signage on the ice and on the boards of the hockey rink during Rangers games, courtside during Knicks and Liberty games, and/or on the various scoreboards and display panels at The Garden. We offer both television camera-visible and non-camera-visible signage space.
Sponsorship rights generally require us to use the name, logos and other trademarks of a sponsor in our advertising and in promotions for our sports teams and during our sports events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of our sports teams and venues in connection with their own advertising and in promotions in The Garden or in the community.
In connection with the Distribution, we entered into an advertising sales representation agreement with MSG Networks. Pursuant to the agreement, we have the exclusive right and obligation to sell advertising availabilities of MSG Networks. We are entitled to and earn commission revenue on such sales. The expense associated with advertising personnel, which was transferred from MSG Networks in connection with this advertising sales representation agreement, is recognized in selling, general and administrative expenses.
Concessions
We sell food and beverages during all sporting events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also provide higher-end dining at our full service restaurant and clubs and catering for suites at The Garden.
Merchandise
We earn revenues from the sale of our sports teams’ merchandise both through the in-venue (and in some cases, online) sale of items bearing the logos or other marks of our sports teams and through our share of league distributions of royalties and other revenues from the leagues’ licensing of team and league trademarks, which revenues are generally shared equally among the teams in the leagues. By agreement among the teams, each of the leagues in which we operate acts as an agent for the teams to license their logos and other marks, as well as the marks of the leagues, subject to certain rights retained by the teams to license these marks within their arenas and the geographic areas in which they operate.
Expenses
The most significant expenses in our MSG Sports segment are player and other team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NHL and NBA revenue sharing and NBA luxury tax. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses, to our MSG Sports segment. However, the operating results of our MSG Sports segment benefit from the fact that no rent is charged to the segment for use of the Company’s owned venues. We do not allocate to our segments any depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden or the Forum.
Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax
The amount we pay an individual player is determined by negotiation between the player (typically represented by an agent) and us, and is generally influenced by the player’s individual playing statistics, the amounts paid to players with comparable playing statistics by other sports teams and restrictions in the CBAs, including the salary caps and NBA luxury tax. The leagues’ CBAs typically contain restrictions on when players may move between league clubs following expiration of their contracts and what rights their current and former clubs have.
NBA CBA. The NBA CBA expires after the 2020-21 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2016-17 season). The NBA CBA contains a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay players more, sometimes substantially more, than the cap).

NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. The Knicks incurred a luxury tax expense of $8,300, $38,100 and $5,100 with respect to the 2012-13, 2013-14 and 2014-15 seasons, respectively. For the 2015-16 season, the Knicks were not a luxury tax payer and we expect to receive approximately $2,500 of luxury tax proceeds from tax-paying teams. Tax obligations for years beyond the 2015-16 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
NBA Escrow System/Revenue Sharing. The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues (net of certain direct expenses) as compensation (approximately 51%), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and, accordingly, the Company may pay its players a higher or lower percentage of the Knicks’ revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league’s aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.
The NBA also has a revenue sharing plan that generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); 50% of aggregate league-wide luxury tax proceeds (see above); and collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources.
We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2016 was approximately $34,700. The actual amounts for the 2015-16 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
NHL CBA. The NHL CBA expires September 15, 2022 (although the NHL and NHL Players’ Association each have the right to terminate the CBA effective following the 2019-20 season). The NHL CBA provides for a “hard” salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2013-14 season and is adjusted each season thereafter based upon league-wide revenues).
NHL Escrow System/Revenue Sharing. The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues, excluding the impact of agreed-upon aggregate transition payments of $300,000 to be paid on a deferred basis over three years beginning in 2014. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams in equal shares.
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on pre-season and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2016 was approximately $11,900 (including approximately $1,700 related to the playoffs). The actual amounts for the 2015-16 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.

Other Team Operating Expenses
Our sports teams also pay expenses associated with day-to-day operations, including for travel, equipment maintenance and player insurance. Direct variable day-of-event costs incurred at The Garden, such as the costs of front-of-house and back-of-house staff, including electricians, laborers, box office staff, ushers, security, and event production are charged to our MSG Sports segment.
Operating costs of the Company’s training center in Greenburgh, NY are also charged to our MSG Sports segment. The operation of the Hartford Wolf Pack is also a net Rangers player development expense for our MSG Sports segment.
As members of the NBA and NHL, the Knicks and Rangers, respectively, are also subject to league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. For the 2015-16 season, the NBA imposed on each team a 6% assessment on regular season ticket revenue and an assessment of 20% or 27.5% (plus an additional 5% to fund the discretionary revenue sharing payment described above) on playoff ticket revenue, depending on the number of home games played.
Our MSG Sports segment also incurs costs associated with VIP amenities provided to certain ticket holders.
Other Expenses
MSG Sports also incurs selling, general and administrative expenses.
Factors Affecting Operating Results
The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue, as well as our ability to attract high-caliber sporting events. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. Our MSG Sports segment results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was $7,484, $25,317 and $54,225 for fiscal years 2016, 2015 and 2014, respectively. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount. Our MSG Sports segment’s performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors— General Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
In addition to our MSG Sports segment’s future performance being dependent upon the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as decrease levels of sponsorship and venue signage revenues. These conditions may also affect the number of other live sporting events that this segment is able to present.
Corporate Expenses and Venue Operating Costs
The Company allocates certain corporate costs and its venue operating expenses to both reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden and the Forum is not allocated to the reportable segments.
Amounts that we collect for ticket sales, sponsorships and suite rentals in advance are recorded as deferred revenue and are recognized as revenues when earned for both accounting and tax purposes. In connection with the reorganization transactions related to the Distribution, the tax recognition on most of these deferred revenues was accelerated to the date of the reorganization, rather than being recognized over the course of the year ending June 30, 2016. The applicable tax on the acceleration of such deferred revenue at the time of the Distribution was approximately $152,000. Such tax was paid by MSG Networks and not the Company. The Company will not reimburse MSG Networks for the payment of such taxes. As a result, for the year ended June 30, 2016, approximately $348,000 of taxable revenue that would have been reflected on the Company’s income tax returns were instead reported on MSG Networks’ income tax returns, and consequently, the Company generated a taxable loss for the year ended June 30, 2016.
Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates primarily include investments in Azoff MSG Entertainment LLC (“AMSGE”), Brooklyn Bowl Las Vegas, LLC (“BBLV”), Tribeca Enterprises LLC (“Tribeca Enterprises”), and Fuse Media LLC (“Fuse Media”), which are accounted for under equity method of accounting.
In September 2013, the Company acquired a 50% interest in AMSGE. The AMSGE entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing. As of June 30, 2016, the Company’s investment in AMSGE was $112,147. In addition, as of June 30, 2016, AMSGE had outstanding loans of $97,500 under a $100,000 unsecured credit facility with the Company.
In August 2013, the Company acquired an interest in BBLV. In March 2014, BBLV opened a new venue in Las Vegas which brings together live music, bowling and a restaurant. As a result of BBLV’s liquidity position, the Company evaluated whether or not an impairment of its investment had occurred as of December 31, 2014. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the remaining equity portion of its investment in BBLV. In addition, as of June 30, 2016, outstanding loans of $2,600 had been advanced by the Company to BBLV.
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises, the company that owns and operates the Tribeca Film Festival and certain other businesses. Tribeca Enterprises’ businesses also include Tribeca Digital Studios, a branded entertainment content business, and year-round live events. As of June 30, 2016, the Company’s investment in Tribeca Enterprises was $13,736. As of June 30, 2016, $10,300 has been drawn under the $13,500 revolving credit facility with the Company and $95 of payments-in-kind (“PIK”) interest was outstanding. PIK interest owed does not reduce availability under the revolving credit facility. The maximum capacity of the revolving facility is subject to potential additional increases of up to $2,500.
In July 2014, MSG Networks sold Fuse to Fuse Media, Inc., and as part of the transaction MSG Networks received a 15% equity interest in Fuse Media which was transferred to the Company in connection with the Distribution. As of June 30, 2016, the Company’s investment in Fuse Media was $21,634.
In addition to the investments discussed above, the Company also has other investments in various sports and entertainment companies and related technologies, primarily accounted for under the cost method of accounting.
See Note 4 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our investments in nonconsolidated affiliates.
Impact of Current Economic Conditions
The future performance of our business segments and our Company as a whole is dependent, to a large extent, on general U.S. and global economic conditions, including the degree to which audiences and fans are willing to attend events hosted at our venues, our relative strength of position in the marketplace with both suppliers and customers, the impact of direct competition, our ability to manage our businesses effectively, and capital market circumstances that may influence our pursuit of strategic initiatives.
Challenges to U.S. and global economic performance may lead to lower attendance at the games of our sports teams and at our live productions, lower demand for suite licenses, fewer sponsorship transactions and fewer event bookings at our venues. An economic downturn could adversely affect our business and results of operations.

Results of Operations
Comparison of the Year Ended June 30, 2016 versus the Year Ended June 30, 2015
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2016	2015	Amount	Percentage
Revenues	$1,115,311	$1,071,551	$43,760	4%

Direct operating expenses	737,857	724,881	12,976	2%
Selling, general and administrative expenses	333,603	238,318	95,285	40%
Depreciation and amortization	102,482	108,758	(6,276)	(6)%
Operating loss	(58,631)	(406)	(58,225)	NM
Other income (expense):
Loss in equity method investments	(19,099)	(40,590)	21,491	53%
Interest income, net	4,754	558	4,196	NM
Miscellaneous income (expense)	(4,017)	190	(4,207)	NM
Loss from operations before income taxes	(76,993)	(40,248)	(36,745)	(91)%
Income tax expense	(297)	(436)	139	32%
Net loss	$(77,290)	$(40,684)	$(36,606)	(90)%

NM — Percentage is not meaningful
The following is a summary of changes in revenues, direct operating expenses, and selling, general and administrative expenses by segments for the year ended June 30, 2016 as compared to the prior year.

Increase (decrease) attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses
MSG Entertainment segment (a)	$1,229	$34,264	$26,989
MSG Sports segment (a)	42,379	(21,288)	37,361
Other	152	—	30,935
	$43,760	$12,976	$95,285

(a) See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
Direct operating expenses primarily include:

•	compensation expense for the Company’s professional sports teams’ players and certain other team personnel;

•	cost of team personnel transactions for season-ending player injuries, net of anticipated insurance recoveries, trades, and waivers/contract termination costs of players and other team personnel;

•	NBA luxury tax, NBA and NHL revenue sharing and league assessments for the MSG Sports segment;

•	event costs related to the presentation, production and marketing of our live entertainment and other live sporting events;

•	venue lease, maintenance and other operating expenses; and

•	the cost of concessions and merchandise sold.

Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, reorganization costs, professional fees, as well as sales and marketing costs, including non-event related advertising expenses. The increase in Other reflects (i) higher employee compensation and related benefits, (ii) the New York state franchise tax, a result of new state corporate tax legislation, (iii) an increase in corporate general and administrative costs, and (iv) higher professional fees primarily associated with the Company’s business development initiatives. Higher employee compensation and related benefits reflect approximately $6,900 of reorganization costs which primarily consist of severance and related benefits. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year and the absence of certain corporate general and administrative costs in the prior year, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2016 decreased $6,276, or 6%, to $102,482 as compared to the prior year primarily due to the absence of the accelerated depreciation associated with the Company’s professional sports teams’ plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program partially offset by higher depreciation expense on property and equipment placed into service during the year ended June 30, 2016.
Loss in equity method investments
Loss in equity method investments for the year ended June 30, 2016 improved by $21,491, or 53%, to a loss of $19,099 as compared to the prior year. On May 5, 2016, one of the Company’s equity method nonconsolidated affiliates announced that it will close its Broadway production of Finding Neverland on August 21, 2016. As a result, the Company recorded a non-cash impairment charge of $7,270 to write off the carrying value of the Company’s investment in the show during the fourth quarter of fiscal year 2016. During the second quarter of fiscal year 2015, the Company recorded a pre-tax, non-cash impairment charge of $23,600 to write off the carrying value of the Company’s equity investment in BBLV.
Miscellaneous income (expense)
Miscellaneous expense in the current year reflects a pre-tax, non-cash impairment charge of $4,080 to partially write down the carrying value of one of the Company’s several cost method investments (see Note 4 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K).
Income taxes
Income tax expense for the year ended June 30, 2016 was $297 and income tax expense for the year ended June 30, 2015 was $436.
The effective tax rate for the year ended June 30, 2016 of negative 0.4% is different when compared to the statutory federal rate of 35% primarily due to the Company not being able to record a tax benefit related to the deferred tax assets established on the operating losses incurred in the current year. Due to a lack of history of achieving operating income from operations, we have provided a full valuation allowance against our deferred tax assets.
The $297 of income tax expense relates to an increase in the deferred tax liability generated by the amortization of indefinite-lived intangible assets. Due to the indefinite nature of these assets, the deferred tax liability they generate cannot serve as a source of taxable income to support the realization of deferred tax assets.
The effective tax rate for the year ended June 30, 2015 of negative 1.1% is different when compared to the statutory federal rate of 35% primarily due to the Company not being able to record a tax benefit related to the deferred tax assets established on the operating losses during that year. Due to a lack of history of achieving operating income from operations, we have provided a full valuation allowance against our deferred tax assets. The income tax expense relates to an increase in the deferred tax liability on the amortization of indefinite-lived assets that cannot be offset by deferred tax assets since its reversal is considered indefinite in nature.

Adjusted operating cash flow
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as AOCF, a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income (loss), the most directly comparable GAAP financial measure.
The following is a reconciliation of operating loss to AOCF:

	Years Ended June 30,		Change
	2016	2015	Amount	Percentage
Operating loss	$(58,631)	$(406)	$(58,225)	NM
Share-based compensation	24,476	10,306
Depreciation and amortization	102,482	108,758
AOCF	$68,327	$118,658	$(50,331)	(42)%

NM — Percentage is not meaningful
AOCF for the year ended June 30, 2016 decreased $50,331, or 42%, to $68,327 as compared to the prior year. The net decrease is attributable to the following:

Decrease in AOCF of the MSG Entertainment segment	$(55,770)
Increase in AOCF of the MSG Sports segment	33,021
Other net decreases	(27,582)
$(50,331)
Other net decreases reflect (i) higher employee compensation and related benefits costs in the current year, (ii) the New York state franchise tax, a result of new state corporate tax legislation, (iii) an increase in corporate general and administrative costs, and (iv) higher professional fees primarily associated with the Company's business development initiatives. Higher employee compensation and related benefits reflect approximately $6,900 of reorganization costs which primarily consist of severance and related benefits. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year and the absence of certain costs in the prior year, based on accounting requirements for the preparation of carve-out financial statements. As such, certain costs reported in the combined statement of operations for the prior year do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to AOCF for the Company’s MSG Entertainment segment.

	Years Ended June 30,		Change
	2016	2015	Amount	Percentage
Revenues	$415,390	$414,161	$1,229	NM
Direct operating expenses	341,637	307,373	34,264	11%
Selling, general and administrative expenses	96,204	69,215	26,989	39%
Depreciation and amortization	9,884	10,321	(437)	(4)%
Operating income (loss)	$(32,335)	$27,252	$(59,587)	(219)%
Reconciliation to AOCF:
Share-based compensation	7,870	3,616
Depreciation and amortization	9,884	10,321
AOCF	$(14,581)	$41,189	$(55,770)	(135)%
—————
NM — Percentage is not meaningful
Revenues
Revenues for the year ended June 30, 2016 increased $1,229, less than 1%, to $415,390 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$20,707
Increase in venue-related sponsorship and signage and suite rental fee revenues	6,052
Increase in event-related revenues at the Beacon Theatre	4,823
Net increase in event-related revenues at the other venues not discussed above	5,905
Decrease in revenues from the production now called the New York Spectacular Starring the Radio City Rockettes	(22,589)
Decrease in revenues from the presentation of the Christmas Spectacular franchise	(12,955)
Other net decreases	(714)
$1,229
The increase in event-related revenues at The Garden was due to a change in the mix of events and additional events held at the venue during the current year as compared to the prior year.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to an increase in venue-related sponsorship and signage revenue, a result of new sponsorship inventory that was not available during the prior year, as well as increased sales of existing inventory, and higher suite rental fee revenue from The Garden.
The increase in event-related revenues at the Beacon Theatre was primarily due to additional events as well as a change in the mix of events held at the venue during the current year as compared to the prior year.
The net increase in event-related revenues at the other venues was primarily due to higher revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, The Chicago Theatre, The Theater at Madison Square Garden and the Wang Theatre driven by changes in the number and mix of events held at those venues during the current year as compared to the prior year. This increase was partially offset by lower revenues at the Forum primarily as a result of a change in the mix of events held at the venue during the current year as compared to the prior year.

The decrease in revenues from the production now called the New York Spectacular Starring the Radio City Rockettes was primarily due to fewer scheduled performances in the current year as compared to the prior year. This was primarily due to the Company’s decision to shift the timing of the show’s run from the spring to the summer, which resulted in this year’s production beginning on June 15, 2016 versus the prior year’s production, which began on March 12, 2015. In addition, lower per-show revenue in the current year as compared to the prior year, also contributed to the decrease in revenues, primarily as a result of lower average attendance.
The decrease in revenues from the presentation of the Christmas Spectacular franchise was primarily due to the absence in the current year of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which generated revenues of approximately $14,100 in the prior year. In addition, the decrease in revenues was due to the absence in the current year of a $3,600 insurance recovery recorded in the prior year related to lost revenues due to Superstorm Sandy. The decrease was partially offset by an increase in revenues from the Radio City Music Hall production of the show primarily due to higher ticket-related revenue, mainly as a result of higher paid attendance and higher average ticket prices during the current year as compared to the prior year. During the 2015 holiday season more than one million tickets were sold to the Radio City Music Hall production, which represents a low single digit percentage increase over the 2014 holiday season.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2016 increased $34,264, or 11%, to $341,637 as compared to the prior year. The net increase is attributable to the following:

Increase in direct operating expenses due to write-off of deferred production costs associated with the production now called the New York Spectacular Starring the Radio City Rockettes	$41,816
Increase in event-related direct operating expenses at The Garden	15,105
Increase in event-related direct operating expenses at the Beacon Theatre	1,499
Net increase in event-related direct operating expenses at the other venues not discussed above	1,763
Increase in venue operating costs	2,105
Decrease in direct operating expenses associated with the production now called the New York Spectacular Starring the Radio City Rockettes	(20,386)
Decrease in direct operating expenses associated with the presentation of the Christmas Spectacular franchise	(6,836)
Other net decreases	(802)
$34,264
During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the production now called the New York Spectacular Starring the Radio City Rockettes. As of June 30, 2016, the Company had approximately $37,000 of remaining deferred production costs associated with this production.
The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events and additional events held at the venue during the current year as compared to the prior year.
The increase in event-related direct operating expenses at the Beacon Theatre was primarily due to additional events held at the venue during the current year as compared to the prior year.
The net increase in event-related direct operating expenses at the other venues was primarily due to higher direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, The Chicago Theatre and, to a lesser extent, the Wang Theatre driven by changes in the number and mix of events held at those venues during the current year as compared to the prior year. This increase was partially offset by lower direct operating expenses at the Forum and, to a lesser extent, The Theater at Madison Square Garden primarily as a result of a change in the mix of events held at those venues during the current year as compared to the prior year.
The increase in venue operating costs was primarily due to higher labor-related costs at our venues in the current year as compared to the prior year.
The decrease in direct operating expenses associated with the production now called the New York Spectacular Starring the Radio City Rockettes was driven by fewer scheduled performances in the current year as compared to the prior year. This was primarily due to the Company’s decision to shift the timing of the show’s run from the spring to the summer, which resulted in this year’s production beginning on June 15, 2016 versus the prior year’s production, which began on March 12, 2015.

The decrease in direct operating expenses associated with the presentation of the Christmas Spectacular franchise was primarily due to the absence in the current year of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which incurred direct operating expenses of approximately $9,600 in the prior year. This decrease was partially offset by higher expenses related to the Radio City Music Hall production of the show in the current year as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2016 increased $26,989, or 39%, to $96,204 as compared to the prior year mainly due to an increase in corporate general and administrative costs and higher employee compensation and related benefits. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year and the absence of certain corporate general and administrative costs in the prior year, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
AOCF
AOCF for the year ended June 30, 2016 decreased $55,770, or 135%, to a loss of $14,581 as compared to the prior year primarily due to higher direct operating expenses and an increase in selling, general and administrative expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to AOCF for the Company’s MSG Sports segment.

	Years Ended June 30,		Change
	2016	2015	Amount	Percentage
Revenues	$699,062	$656,683	$42,379	6%
Direct operating expenses	396,220	417,508	(21,288)	(5)%
Selling, general and administrative expenses	182,131	144,770	37,361	26%
Depreciation and amortization	10,957	19,089	(8,132)	(43)%
Operating income	$109,754	$75,316	$34,438	46%
Reconciliation to AOCF:
Share-based compensation	10,316	3,601
Depreciation and amortization	10,957	19,089
AOCF	$131,027	$98,006	$33,021	34%
Revenues
Revenues for the year ended June 30, 2016 increased $42,379, or 6%, to $699,062 as compared to the prior year. The net increase is attributable to the following:

Increase in local media rights fees from MSG Networks	$49,639
Increase in ad sales commission and professional sports teams’ sponsorship and signage revenues	20,801
Increase in professional sports teams’ pre/regular season ticket-related revenue	6,176
Increase in suite rental fee revenue	3,503
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	2,586
Increase in event-related revenues from other live sporting events	2,141
Decrease in professional sports teams’ playoff related revenues	(40,505)
Decrease in revenues from league distributions	(538)
Other net decreases	(1,424)
$42,379

The increase in local media rights fees from MSG Networks was due to the new long-term media rights agreements for the Knicks and Rangers that became effective on July 1, 2015.
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
The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to higher average per-game revenue as compared to the prior year.
The increase in event-related revenues from other live sporting events was primarily due to additional events during the current year as compared to the prior year partially offset by a change in the mix of events. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
The decrease in professional sports teams’ playoff related revenues was primarily due to the Rangers playing nine fewer home playoff games as compared to the prior year in which the team advanced to the Eastern Conference Finals. This was partially offset by higher average per-game revenue in the first round of the playoffs this year versus the comparable round in the prior year as well as the impact of the Liberty playing four home playoff games in the current year versus not making the playoffs in the prior year.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2016 decreased $21,288, or 5%, to $396,220 as compared to the prior year. The net decrease is attributable to the following:

Decrease in professional sports teams’ playoff related expenses	$(18,225)
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	(17,833)
Decrease in event-related expenses associated with other live sporting events	(3,411)
Increase in team personnel compensation	11,205
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions)	5,066
Increase in other team operating expenses	1,251
Increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	1,241
Other net decreases	(582)
$(21,288)
The decrease in professional sports teams’ playoff related expenses was primarily due to the Rangers playing nine fewer home playoff games as compared to the prior year in which the team advanced to the Eastern Conference Finals. This was partially offset by higher per-game playoff related expenses in the first round of the playoffs this year versus the comparable round in the prior year as well as the impact of the Liberty playing four home playoff games in the current year versus not making the playoffs in the prior year.
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax) and for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions) were as follows:

	Years Ended June 30,		Increase (Decrease)
	2016	2015
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$7,484	$25,317	$(17,833)
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions)	42,341	37,275	5,066

Team personnel transactions for the year ended June 30, 2016 reflect provisions recorded for waivers/contract terminations. Team personnel transactions for the year ended June 30, 2015 reflect provisions recorded for waivers/contract terminations and season-ending player injuries of $12,655 and $11,121, respectively, and player trades of $1,541.
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions) reflects higher net provisions for both NBA and NHL revenue sharing expense of $8,754 partially offset by a lower NBA luxury tax of $3,688. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing expense for the 2015-16 season, as well as lower estimated net player escrow recoveries. The actual amounts for the 2015-16 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors. The decrease in net provisions for NBA luxury tax is based on the Knicks roster which at the end of the 2015-16 season did not result in a luxury tax, and we expect to receive luxury tax proceeds from tax-paying teams for this season as compared to the prior year when the Knicks were a luxury tax payer for the 2014-15 season.
The decrease in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events partially offset by additional events during the current year as compared to the prior year.
The increase in team personnel compensation was primarily due to higher overall player salaries during the current year as a result of a portion of team personnel compensation in the prior year being recognized as net provisions for certain team personnel transactions. This includes expenses related to season-ending player injuries, waiver/contract terminations and player trades, as discussed above. This increase was offset by the impact of roster changes at the Company’s sports teams.
The increase in other team operating expenses was primarily due to an increase in player insurance, league expenses and, to a lesser extent, other net team operating expense increases. These increases were partially offset by the absence of operating expenses associated with the teams’ plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program, as well as lower professional fees.
The increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was primarily due to higher sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2016 increased $37,361, or 26%, to $182,131 as compared to the prior year primarily due to (i) an increase in corporate general and administrative costs, (ii) higher employee compensation and related benefits, and (iii) costs associated with the new advertising sales representation agreement with MSG Networks, that became effective on September 28, 2015, slightly offset by lower marketing expenses. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year and the absence of certain corporate general and administrative costs in the prior year, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2016 decreased $8,132, or 43%, to $10,957, as compared to the prior year primarily due to the absence of the accelerated depreciation associated with the professional sports teams' plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program.
AOCF
AOCF for the year ended June 30, 2016 increased $33,021, or 34%, to $131,027, as compared to the prior year primarily due to an increase in revenues and lower direct operating expenses partially offset by higher selling, general and administrative expenses, as discussed above.
MSG Sports results for fiscal year 2017 will reflect the impact of higher revenues from the new NBA national media rights deal as well as higher team personnel compensation primarily due to the significant increase in the NBA’s salary cap for the 2016-17 season.

Comparison of the Year Ended June 30, 2015 versus the Year Ended June 30, 2014
Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2015	2014	Amount	Percentage
Revenues	$1,071,551	$913,615	$157,936	17%

Direct operating expenses	724,881	714,825	10,056	1%
Selling, general and administrative expenses	238,318	221,109	17,209	8%
Depreciation and amortization	108,758	91,709	17,049	19%
Operating loss	(406)	(114,028)	113,622	100%
Other income (expense):
Loss in equity method investments	(40,590)	(1,323)	(39,267)	NM
Interest income, net	558	20	538	NM
Miscellaneous	190	95	95	100%
Loss from operations before income taxes	(40,248)	(115,236)	74,988	65%
Income tax expense	(436)	(1,697)	1,261	74%
Net loss	$(40,684)	$(116,933)	$76,249	65%

NM — Percentage is not meaningful
The following is a summary of changes in revenues, direct operating expenses, and selling, general and administrative expenses by segments for the year ended June 30, 2015 as compared to the prior year.

Increase (decrease) attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses
MSG Entertainment segment (a)	$113,163	$74,257	$1,179
MSG Sports segment (a)	44,612	(64,205)	14,784
Other	161	4	1,246
	$157,936	$10,056	$17,209

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.
The increase in other selling, general and administrative expenses was primarily due to higher professional fees, with the overall increase being partially offset by lower executive management transition costs.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2015 increased $17,049, or 19%, to $108,758 as compared to the prior year primarily driven by higher accelerated depreciation in the current year related to a change in the planned use of the Company’s professional sports teams’ plane associated with a transition by the teams to a new travel program, as well as higher depreciation expense on property and equipment placed into service in connection with the Transformation and the renovation of the Forum.
Loss in equity method investments
Loss in equity method investments for the year ended June 30, 2015 increased $39,267 to $40,590. These results reflect the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the carrying value of its equity investment in BBLV during the second quarter of fiscal year 2015 (see Note 4 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K) and its share of the net loss of BBLV.

Income taxes
Income tax expense for the year ended June 30, 2015 and 2014 was $436 and $1,697, respectively. A valuation allowance is recorded on the Company’s net deferred tax asset as it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Due to the indefinite life of certain intangible assets, the related deferred tax liability cannot serve as a source of taxable income to support the realization of deferred tax assets. An income tax benefit is not recognized on net operating losses attributable to these periods. Instead, the income tax expense is the result of a change in the deferred tax liability on indefinite lived intangibles.
AOCF
The following is a reconciliation of operating loss to AOCF:

	Years Ended June 30,		Change
	2015	2014	Amount	Percentage
Operating loss	$(406)	$(114,028)	$113,622	100%
Share-based compensation	10,306	13,698
Depreciation and amortization	108,758	91,709
AOCF	$118,658	$(8,621)	$127,279	NM

NM — Percentage is not meaningful
AOCF for the year ended June 30, 2015 increased $127,279 to $118,658 as compared to the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Entertainment segment	$36,946
Increase in AOCF of the MSG Sports segment	92,028
Other net decreases	(1,695)
$127,279
Other net decreases were primarily due to higher professional fees, with the overall increase being partially offset by lower executive management transition costs.
Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to AOCF for the Company’s MSG Entertainment segment.

	Years Ended June 30,		Change
	2015	2014	Amount	Percentage
Revenues	$414,161	$300,998	$113,163	38%
Direct operating expenses	307,373	233,116	74,257	32%
Selling, general and administrative expenses	69,215	68,036	1,179	2%
Depreciation and amortization	10,321	9,900	421	4%
Operating income (loss)	$27,252	$(10,054)	$37,306	371%
Reconciliation to AOCF:
Share-based compensation	3,616	4,397
Depreciation and amortization	10,321	9,900
AOCF	$41,189	$4,243	$36,946	871%

Revenues
Revenues for the year ended June 30, 2015 increased $113,163, or 38%, to $414,161 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$42,169
Increase in event-related revenues at the Forum	32,166
Increase in revenues from the production now called the New York Spectacular Starring the Radio City Rockettes	26,168
Increase in venue-related sponsorship and signage and suite rental fee revenues	8,535
Increase in revenues from the presentation of the Christmas Spectacular franchise	7,953
Net increase in event-related revenues at the other venues not discussed elsewhere in this table	1,727
Decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	(7,239)
Other net increases	1,684
$113,163
The increase in event-related revenues at The Garden was primarily due to additional events held at the venue, including events promoted by MSG Entertainment, as the venue was fully open during the current year versus the prior year in which The Garden was closed until late October due to the final phase of the Transformation.
The increase in event-related revenues at the Forum was primarily due to additional events held at the venue during the current year versus the prior year. The additional events were largely due to the venue being available for events during the current year whereas during the prior year the venue was closed until mid-January 2014 due to the renovation.
The increase in revenues from the production now called the New York Spectacular Starring the Radio City Rockettes was due to the production’s first year run in fiscal year 2015.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to increased sponsorship and signage revenues as a result of the re-opening of the Forum and expanded inventory, as well as higher suite rental fee revenue.
The increase in revenues from the presentation of the Christmas Spectacular franchise was primarily driven by the Radio City Music Hall production of the show and an insurance recovery in the current year related to lost revenues due to Superstorm Sandy in 2012. The increase in revenues from the Radio City Music Hall production was primarily due to higher ticket-related revenue, mainly a result of higher average ticket prices and higher attendance, despite five fewer performances as compared to the prior year. During the 2014 holiday season more than one million tickets were sold to the Radio City Music Hall production, which represents a low single digit percentage increase over the prior year.
The net increase in event-related revenues at the other venues was primarily due to higher revenues at The Chicago Theatre and, to a lesser extent, the Wang Theatre and the Beacon Theatre driven by changes in the number and mix of events held at those venues during the current year as compared to the prior year. This increase was partially offset by lower revenues at The Theater at Madison Square Garden primarily as a result of a change in the mix of events held at the venue during the current year as compared to the prior year.
The decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was primarily due to fewer events held at the venue during the current year as compared to the prior year.
Other net increases primarily consisted of the increase in revenues associated with the Madison Square Garden All Access Tour.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2015 increased $74,257, or 32%, to $307,373 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$27,546
Increase in direct operating expenses associated with the production now called the New York Spectacular Starring the Radio City Rockettes	26,363
Increase in event-related direct operating expenses at the Forum	18,390
Increase in venue operating costs	5,973
Net increase in event-related direct operating expenses at the other venues not discussed elsewhere in this table	789
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	(3,561)
Decrease in direct operating expenses associated with the presentation of the Christmas Spectacular franchise	(2,030)
Other net increases	787
$74,257
The increase in event-related direct operating expenses at The Garden was primarily due to additional events held at the venue, including events promoted by MSG Entertainment, as the venue was fully open during the current year versus the prior year in which The Garden was closed until late October due to the final phase of the Transformation.
The increase in direct operating expenses associated with the production now called the New York Spectacular Starring the Radio City Rockettes was due to the production’s first year run in fiscal year 2015 as compared with approximately $8,800 of expenses recorded in the prior year, primarily related to marketing costs associated with last year’s planned run.
The increase in event-related direct operating expenses at the Forum was primarily due to additional events held at the venue during the current year versus the prior year. The additional events were largely due to the venue being available for events during the current year whereas during the prior year the venue was closed until mid-January 2014 due to the renovation.
The increase in venue operating costs was primarily due to the Forum being available for events during the current year whereas during the prior year the venue was closed until mid-January 2014 due to the renovation.
The net increase in event-related direct operating expenses at the other venues was primarily due to higher direct operating expenses at The Chicago Theatre and, to a lesser extent, the Beacon Theatre and the Wang Theatre driven by changes in the number and mix of events held at those venues during the current year as compared to the prior year. This increase was partially offset by lower direct operating expenses at The Theater at Madison Square Garden primarily as a result of a change in the mix of events held at the venue during the current year as compared to the prior year.
The decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was primarily due to fewer events held at the venue during the current year as compared to the prior year.
The decrease in direct operating expenses associated with the presentation of the Christmas Spectacular franchise was primarily due to the absence of a write-off of deferred production costs of approximately $2,200 recorded during the prior year related to the planned replacement of certain elements of a scene in the Radio City Music Hall production of the show, partially offset by other cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2015 increased $1,179, or 2%, to $69,215 as compared to the prior year primarily due to higher allocated corporate general and administrative costs partially offset by the impact of costs recorded in the prior year associated with the re-opening of the Forum and the debut of the fully transformed Madison Square Garden Arena and, to a lesser extent, other net costs decreases.
AOCF
AOCF for the year ended June 30, 2015 increased $36,946, or 871%, to $41,189 as compared to the prior year primarily attributable to an increase in revenues which were partially offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to AOCF for the Company’s MSG Sports segment.

	Years Ended June 30,		Change
	2015	2014	Amount	Percentage
Revenues	$656,683	$612,071	$44,612	7%
Direct operating expenses	417,508	481,713	(64,205)	(13)%
Selling, general and administrative expenses	144,770	129,986	14,784	11%
Depreciation and amortization	19,089	12,225	6,864	56%
Operating income (loss)	$75,316	$(11,853)	$87,169	NM
Reconciliation to AOCF:
Share-based compensation	3,601	5,606
Depreciation and amortization	19,089	12,225
AOCF	$98,006	$5,978	$92,028	NM
—————
NM — Percentage is not meaningful
Revenues
Revenues for the year ended June 30, 2015 increased $44,612, or 7%, to $656,683 as compared to the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ pre/regular season ticket-related revenue	$14,945
Increase in suite rental fee revenue	9,870
Increase in local media rights fees from MSG Networks	8,464
Increase in professional sports teams’ sponsorship and signage revenues	8,003
Increase in revenues from league distributions	5,484
Decrease in professional sports teams’ playoff related revenues	(4,914)
Other net increases, including an increase in event-related revenues from other live sporting events of $1,688	2,760
$44,612
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to the Knicks and Rangers playing five additional pre-season games at The Garden during the current year period and, to a lesser extent, higher average per-game revenue. The Garden was fully open during the current year versus the prior year, in which The Garden was closed until late October due to the final phase of the Transformation, which allowed the Knicks and Rangers to host a full slate of pre-season home games at The Garden this fiscal year.
The increase in suite rental fee revenue was primarily due to the absence of the prior year off-season shutdown associated with the Transformation, contractual rate increases, and additional sales of suite products.
The increase in local media rights fees from MSG Networks was primarily due to the overall increase in the number of events exclusively available to MSG Networks during the current year and higher fees as compared to the prior year.
The increase in professional sports teams’ sponsorship and signage revenues primarily reflects expanded inventory, increased sales of existing inventory and the impact of Transformation-related assets.
The decrease in professional sports teams’ playoff related revenues was primarily due to the Rangers playing one less home playoff game in the current year and a change in mix of games, as the team advanced to the Stanley Cup Finals in the prior fiscal year, partially offset by higher average per-game revenue in the first three playoff rounds this year versus the comparable rounds in the prior year.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2015 decreased $64,205, or 13%, to $417,508 as compared to the prior year. The net decrease is attributable to the following:

Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$(28,077)
Decrease in team personnel compensation	(21,445)
Decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	(16,235)
Decrease in professional sports teams’ playoff related expenses	(5,263)
Decrease in other team operating expenses	(2,667)
Increase in event-related expenses associated with other live sporting events	5,725
Increase in venue operating costs	3,083
Other net increases	674
$(64,205)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax) and for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions) were as follows:

	Years Ended June 30,		Decrease
	2015	2014
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$25,317	$53,394	$(28,077)
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	37,275	53,510	(16,235)
Team personnel transactions for the year ended June 30, 2015 reflect provisions recorded for waivers/contract terminations and season-ending player injuries of $12,655 and $11,121, respectively, and player trades of $1,541. Team personnel transactions for the year ended June 30, 2014 reflect provisions recorded for waivers/contract terminations and season-ending player injuries of $41,276 and $6,978, respectively, and player trades of $5,140.
The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects lower NBA luxury tax of $27,111 partially offset by higher net provisions for both NBA and NHL revenue sharing expense of $10,876. The decrease in provisions for NBA luxury tax for the year ended June 30, 2015 was primarily due to lower aggregate player salaries and a higher luxury tax threshold. Provisions for NBA luxury tax for the year ended June 30, 2015 for both the active roster and for team personnel transactions was lower by $32,920 as compared to the prior year. Higher NBA and NHL revenue sharing expense reflects higher estimated expenses for the 2014-15 season. The actual amounts for net provisions for NBA and NHL revenue sharing expense for the 2014-15 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The decrease in team personnel compensation was primarily due to lower overall player salaries, inclusive of the impact of roster changes at the Company’s sports teams, slightly offset by non-player team personnel increases.
The decrease in professional sports teams’ playoff related expenses was primarily due to one less home game and a change in mix of games as the Rangers advanced to the Stanley Cup Finals in the prior fiscal year.
The decrease in other team operating expenses was primarily due to lower professional fees and player insurance partially offset by other team operating expense increases.
The increase in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events as compared to the prior year.
The increase in venue operating costs was primarily due to The Garden, including the impact of the venue being available for events during the current year.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2015 increased $14,784, or 11%, to $144,770 as compared to the prior year. The increase was primarily due to higher allocated corporate general and administrative costs, employee compensation and related benefits, and team-related marketing costs. These increases were partially offset by other net cost decreases, including the absence of marketing costs recorded in the prior year associated with the debut of the fully transformed Madison Square Garden Arena.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2015 increased $6,864, or 56%, to $19,089, as compared to the prior year primarily driven by accelerated depreciation in the current year related to a change in the planned use of the Company’s professional sports teams’ plane associated with a transition by the teams to a new travel program partially offset by a gain on disposal of the professional sports teams’ plane.
AOCF
AOCF for the year ended June 30, 2015 increased $92,028 to $98,006 as compared to the prior year primarily driven by a decrease in direct operating expenses and, to a lesser extent, an increase in revenues, partially offset by higher selling, general and administrative expenses as discussed above.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, along with cash flows from the operations of our businesses. Our principal uses of cash include working capital-related items, capital spending, investments and related loans that we may fund from time to time, and repurchases of shares of the Company’s Class A Common Stock. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
The Company plans to continue to grow its live sports and entertainment business, both organically and through acquisition and development, including by expanding its portfolio of venues, and is exploring investing in, acquiring or developing opportunities that range from new content to adjacencies that strengthen the Company’s position in delivering premium live experiences. For example, in May 2016, the Company announced plans to build a new venue in Las Vegas which is anticipated to be 400,000 square feet and have 17,500 seats.
We believe we have sufficient liquidity, including approximately $1,444,000 in unrestricted cash and cash equivalents as of June 30, 2016, combined with operating cash flows to fund our operations, pursue new business opportunities, including those discussed above, and repurchase shares of the Company’s Class A Common Stock. As a result of the one-time tax payment made by MSG Networks related to the acceleration of the Company’s deferred revenue associated with advance ticket sales, sponsorships and suite rentals in connection with the Distribution, we will not have to make cash tax payments of approximately $152,000 that would otherwise have been due over time.
We monitor and assess our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand and cash generated from operating activities should provide us with sufficient liquidity to fund such requirements. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, weak U.S. and global economic conditions could adversely impact our ability to do so at that time.
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of June 30, 2016, the Company had $419,278 of availability remaining under its stock repurchase authorization.
Financing Agreements
Revolving Credit Facilities Provided to Nonconsolidated Affiliates
In connection with the Company's investment in AMSGE, the Company provides a $100,000 revolving credit facility to this entity, of which $97,500 had been drawn as of June 30, 2016.
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $13,500 revolving credit facility to this entity, of which $10,300 had been drawn and $95 of PIK was outstanding as of June 30, 2016. PIK interest owed does not reduce availability under the revolving credit facility. The maximum capacity of the revolving facility is subject to potential additional increases of up to $2,500.
Bilateral Letters of Credit Line
The Company has established a bilateral credit line with a bank to issue letters of credit in support of the Company’s business operations. Fees owed on outstanding letters of credit are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of June 30, 2016, there were letters of credit for $7,085 outstanding.
Cash Flow Discussion
As of June 30, 2016, cash and cash equivalents totaled $1,444,317, as compared to $14,211 as of June 30, 2015. The following table summarizes the Company's cash flow activities for the years ended June 30, 2016, 2015 and 2014:

	Years Ended June 30,
	2016	2015	2014
Net cash provided by operating activities	$125,785	$69,352	$137,063
Net cash used in investing activities	(115,690)	(102,656)	(520,675)
Net cash provided by financing activities	1,420,011	41,372	387,478
Net increase in cash and cash equivalents	$1,430,106	$8,068	$3,866
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2016 improved by $56,433 to $125,785 as compared to the prior year largely driven by changes in assets and liabilities, an increase in other non-cash items partially offset by an increase in the current year period net loss. The increase in net cash provided by operating activities resulting from changes in assets and liabilities was primarily due to (i) lower NBA luxury tax payments in the current year period as compared to the prior year, (ii) an increase in payables associated with the new advertising sales representation agreement with MSG Networks, that became effective on September 28, 2015, (iii) a decrease in deferred production costs primarily driven by lower spending during the year ended June 30, 2016 as compared to the prior year partially offset by lower amortization of deferred production costs, as well as (iv) the timing of playoff related NHL revenue sharing and other NHL playoff related expenses partially offset by a decrease in deferred revenue primarily due to timing. The increase in operating cash flows from other non-cash items include (i) a non-cash write-off of deferred production costs associated with the New York Spectacular recorded during the current year period, (ii) an increase in share-based compensation expense and (iii) a pre-tax non-cash impairment charge to partially write down the carrying value of one of the Company’s cost method investments during the current year partially offset by (i) a decrease in loss in equity method investments as compared to the prior year, as well as (ii) a decrease in depreciation expense primarily due to the absence of accelerated depreciation associated with the Company's professional sports teams' plane in the current year.
Net cash provided by operating activities for the year ended June 30, 2015 decreased by $67,711 to $69,352 as compared to the prior year primarily driven by (i) a decrease in accrued and other liabilities of $138,679 mainly due to higher NBA luxury tax payments and a decrease in NHL playoff related accruals and (ii) a decrease in deferred revenue of $42,991 primarily due to The Garden being fully open during the current year versus the prior year and due to the re-opening of the Forum in mid-January 2014. These items were partially offset by (i) a decrease in the net loss of $76,249 and (ii) an increase in equity in loss of nonconsolidated affiliates of $39,267.

Investing Activities
Net cash used in investing activities for the year ended June 30, 2016 increased by $13,034 to $115,690 as compared to the prior year largely driven by (i) higher capital expenditures primarily due to the purchase of a new aircraft during the current year partially offset by lower capital expenditures on certain investments with respect to the Company's venues as compared to the prior year and (ii) payments to acquire notes receivable during the current year.
Net cash used in investing activities for the year ended June 30, 2015 decreased by $418,019 to $102,656 as compared to the prior year. The primary drivers of this decrease are (i) lower capital expenditures for the year ended June 30, 2015 as compared to the prior year primarily due to the completion of the Transformation and the renovation of the Forum and (ii) the Company’s prior year acquisition of its interest in AMSGE, BBLV and Tribeca Enterprises.
Financing Activities
Net cash provided by financing activities for the year ended June 30, 2016 increased by $1,378,639 to $1,420,011 as compared to the prior year. This increase is mainly due to net transfers from Former Parent, which was primarily comprised of a $1,467,093 cash contribution during the three months ended September 30, 2015 partially offset by the repurchases of shares of the Company’s Class A Common Stock during the current year.
Net cash provided by financing activities for the year ended June 30, 2015 decreased by $346,106 to $41,372 as compared to the prior year. This decrease is due to net transfers from MSG Networks and MSG Networks’ subsidiaries.
Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2016 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$389,584	$131,389	$205,977	$43,474	$8,744
Operating lease obligations (b)	287,063	36,927	73,028	70,140	106,968
Letters of credit (c)	7,085	7,085	—	—	—
	683,732	175,401	279,005	113,614	115,712
Contractual obligations reflected on the balance sheet (d)	80,368	54,877	7,288	6,862	11,341
Total (e)	$764,100	$230,278	$286,293	$120,476	$127,053
___________________________________

(a)
Contractual obligations not reflected on the balance sheet consist principally of the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.

(b)
Operating lease obligations primarily represent future minimum rental payments on various long-term, noncancelable leases for office space and lease commitments for Radio City Music Hall and the Beacon Theatre.

(c)	Consists of letters of credit obtained by the Company as collateral for certain insurance policies and for a lease agreement.

(d)	Consists primarily of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment.

(e)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 9 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.

See “Financing Agreements — Revolving Credit Facilities Provided to Nonconsolidated Affiliates” above for discussion of the revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises.

Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The preparation of the Company’s combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the combined financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Multiple-Deliverable Transactions
The Company enters into multiple-deliverable arrangements, primarily multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include suite licenses, event tickets and various advertising benefits, which include items such as, but not limited to, signage at The Garden and the Company’s other venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.
The Company allocates revenue to each deliverable within the arrangement based on its relative selling price. For many deliverables in an arrangement, such as event tickets and certain advertising benefits, the Company has vendor specific objective evidence (“VSOE”) of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE the Company considers whether third party evidence (“TPE”) is available; however, in most instances TPE is not available. The Company’s process for determining its estimated selling prices for deliverables without VSOE or TPE involves management’s judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing a best estimate of selling price for deliverables include, but are not limited to, prices charged for similar deliverables, the Company’s ongoing pricing strategy and policies, and consideration of pricing of similar deliverables sold in other multiple-deliverable agreements.
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 46% of the Company’s consolidated total assets as of June 30, 2016 and consist of the following:

Goodwill	$277,166
Indefinite-lived intangible assets	166,850
Amortizable intangible assets, net of accumulated amortization	15,729
Property and equipment, net	1,160,609
$1,620,354
In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.

Goodwill
The Company’s two reporting units for evaluating goodwill impairment are the same as its reportable segments. The goodwill balance reported on the Company’s consolidated balance sheet as of June 30, 2016 by reportable segment is as follows:

MSG Entertainment	$58,979
MSG Sports	218,187
$277,166
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.
For all periods presented the Company elected to perform the qualitative assessment of impairment for the MSG Sports reporting unit. These assessments considered factors such as:

•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance of the reporting unit;

•	other relevant company-specific factors such as changes in management, strategy or customers; and

•	relevant reporting unit specific events such as changes in the carrying amount of net assets.
For all periods presented, the Company performed the quantitative assessment of impairment for the MSG Entertainment reporting unit. For MSG Entertainment, these valuations of the reporting unit include assumptions for the number and expected financial performance of live entertainment events and productions, which include, but are not limited to, the level of ticket sales, concessions and sponsorships.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2016, and there was no impairment of goodwill identified for either of its reportable segments. Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of a reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2016 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850

Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For all periods presented, the Company elected to perform a qualitative assessment of impairment for the indefinite-lived intangible assets in the MSG Sports segment and the majority of the trademarks in the MSG Entertainment segment. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:

•	cost factors;

•	financial performance;

•	legal, regulatory, contractual, business or other factors;

•	other relevant company-specific factors such as changes in management, strategy or customers;

•	industry and market considerations; and

•	macroeconomic conditions.
For all periods presented, the Company performed the quantitative assessment of impairment for a certain trademark reported in the MSG Entertainment segment. The Company applied the relief from royalty method to determine the fair value of this intangible asset.
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2016, and there was no impairment identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Other Long-Lived Assets
For other long-lived assets, including intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.
 The estimated useful lives and net carrying values of the Company’s intangible assets subject to amortization as of June 30, 2016 are as follows:

	Net Carrying Value	Estimated Useful Lives
Season ticket holder relationships	$13,946	12 to 15 years
Other intangibles	1,783	15 years
	$15,729
The Company has recognized intangible assets for season ticket holder relationships, suite holder relationships, and other intangibles as a result of purchase accounting. The Company has determined that certain of such intangible assets have finite lives.
The useful lives for season ticket holder relationships were determined based upon an estimate for renewals of existing agreements the Company had in place in April 2005 (the time that purchase accounting was applied) as the Company has been successful in maintaining its relationships with its season ticket holders in the past and believes it will be able to renew a significant portion of its season ticket relationships and maintain those relationships in the future. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a material negative effect on our business. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.

Defined Benefit Pension Plans and Other Postretirement Benefit Plan
The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost which are based on actuarial assumptions. Two key assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of the plans’ expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. Our assumptions reflect our historical experience and our best estimate regarding future expectations.
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model discount rate model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select a rate at which we believe each plan’s benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2016 for the Company’s pension plans and postretirement plan were 3.61% and 3.27%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company’s pension plans and postretirement plan at June 30, 2016 by $6,580 and $170, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the year ended June 30, 2016 for the Company’s pension plans and postretirement plan were 4.46% and 4.05%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s pension plans by $190 and decrease net periodic benefit cost for the postretirement plan by $4 for the year ended June 30, 2016.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plans was 4.06% for the year ended June 30, 2016.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $317 for the year ended June 30, 2016.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.
Assumptions for healthcare cost trend rates used to determine the net periodic benefit cost and benefit obligation for our postretirement plan as of and for the year ended June 30, 2016 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2026

A one percentage point change in assumed healthcare cost trend rates would have the following effects on the net periodic postretirement benefit cost and benefit obligation for our postretirement plan as of and for the year ended June 30, 2016:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$29	$723
One percentage point decrease	(27)	(624)
GAAP includes mechanisms that serve to limit the volatility in the Company’s earnings that otherwise would result from recording changes in the value of plan assets and benefit obligations in our combined financial statements in the periods in which those changes occur. For example, while the expected long-term rate of return on the plans’ assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time.
See Note 9 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our pension plans and other postretirement benefit plan.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For sensitivity analysis and other information regarding market risks we face in connection with our pension and postretirement plans, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” which information is incorporated by reference herein.
We have no market risk exposure to interest rate risk as we have no debt outstanding. We have de minimis foreign currency risk exposure as our businesses operate almost entirely in U.S. Dollars, nor do we have any meaningful commodity risk exposures associated with the operation of our venues.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016 the Company’s disclosure controls and procedures were effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under the Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

		Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
	Schedule supporting consolidated and combined financial statements:
	Schedule II — Valuation and Qualifying Accounts	63
	Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits begins on page	66

THE MADISON SQUARE GARDEN COMPANY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended June 30, 2016
Allowance for doubtful accounts	$(467)	$(31)	$(914)	(a)	$130		$(1,282)
Deferred tax valuation allowance	(171,336)	(31,301)	—		12,035	(b)	(190,602)
	$(171,803)	$(31,332)	$(914)		$12,165		$(191,884)

Year ended June 30, 2015
Allowance for doubtful accounts	$(537)	$(58)	$—		$128		$(467)
Deferred tax valuation allowance	(182,378)	(16,260)	—		27,302	(c)	(171,336)
	$(182,915)	$(16,318)	$—		$27,430		$(171,803)

Year ended June 30, 2014
Allowance for doubtful accounts	$(605)	$21	$—		$47		$(537)
Deferred tax valuation allowance	(118,649)	(58,846)	(4,883)		—		(182,378)
	$(119,254)	$(58,825)	$(4,883)		$47		$(182,915)
_____________________________

(a)	The increase was primarily due to a balance transfer made in connection with the Distribution.

(b)	Net decrease in valuation allowance represents $15,613 for pre-Distribution activity partially offset by $3,578 recorded to accumulated other comprehensive income.

(c)
Net decrease in valuation allowance represents $29,189 for the transfer of an equity interest in Fuse Media, LLC from MSG Networks to the Company that has a different basis for financial reporting and tax purposes, partially offset by $1,887 recorded to accumulated other comprehensive income.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August 2016.

The Madison Square Garden Company

By:	/s/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David O'Connor and Donna Coleman, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person's name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ DAVID O’CONNOR	President & Chief Executive Officer (Principal Executive Officer)	August 19, 2016
David O'Connor
/s/ DONNA COLEMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 19, 2016
Donna Coleman
/s/ JOSEPH F. YOSPE	Senior Vice President, Controller and Principal Accounting Officer	August 19, 2016
Joseph F. Yospe
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 19, 2016
James L. Dolan
/s/ CHARLES F. DOLAN	Director	August 19, 2016
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 19, 2016
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 19, 2016
Kristin A. Dolan
/s/ THOMAS C. DOLAN	Director	August 19, 2016
Thomas C. Dolan

Name	Title	Date
/s/ WILT HILDENBRAND	Director	August 19, 2016
Wilt Hildenbrand
/s/ RICHARD D. PARSONS	Director	August 19, 2016
Richard D. Parsons
/s/ NELSON PELTZ	Director	August 19, 2016
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 19, 2016
Alan D. Schwartz
/s/ SCOTT M. SPERLING	Director	August 19, 2016
Scott M. Sperling
/s/ BRIAN G. SWEENEY	Director	August 19, 2016
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 19, 2016
Vincent Tese

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement, dated September 11, 2015, between MSG Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhibit 2.1 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

2.2
Contribution Agreement, dated September 11, 2015, among MSG Networks Inc., MSGN Holdings, L.P. and The Madison Square Garden Company (incorporated by reference to Exhibit 2.2 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

3.1	Amended and Restated Certificate of Incorporation of The Madison Square Garden Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).
3.2	Amended By-Laws of The Madison Square Garden Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 1, 2015).
4.1	Transfer Consent Agreement, dated September 28, 2015 with the NBA.
4.2	Transfer Consent Agreement, dated September 28, 2015 with the NHL.
4.3
Registration Rights Agreement, dated as of September 15, 2015, by and among The Madison Square Garden Company and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

4.4
Registration Rights Agreement, dated as of September 15, 2015, by and among The Madison Square Garden Company and The Dolan Family Affiliates (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

10.1
Transition Services Agreement, dated September 11, 2015, by and between MSG Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

10.2
Tax Disaffiliation Agreement, dated September 11, 2015, between MSG Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

10.3
Employee Matters Agreement, dated September 11, 2015, by and between MSG Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhib.it 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

10.4	The Madison Square Garden Company 2015 Employee Stock Plan. †
10.5	The Madison Square Garden Company 2015 Cash Incentive Plan. †
10.6	The Madison Square Garden Company 2015 Stock Plan for Non-Employee Directors. †
10.7
Standstill Agreement, dated September 15, 2015, by and among The Madison Square Garden Company and The Dolan Family Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

10.8
Form of Indemnification Agreement between The Madison Square Garden Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015).

10.9
Form of The Madison Square Garden Company Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.10
Form of The Madison Square Garden Company Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.11
Form of The Madison Square Garden Company Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.12
Form of The Madison Square Garden Company Restricted Stock Units Agreement in respect of MSG Networks Inc. Restricted Stock Units granted prior to July 2015 (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

EXHIBIT NO.	DESCRIPTION
10.13
Form of The Madison Square Garden Company Option Agreement in respect of MSG Networks Inc. Options (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.14
Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.15
First Amendment to Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015).

10.16
Second Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.17
Third Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.18
Fourth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated January 24, 2011 (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.19
Guaranty of Lease between MSG Sports & Entertainment, LLC and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015).+

10.20
Formation, Contribution and Investment Agreement, dated as of August 30, 2013 among MSG Holdings, L.P., Entertainment Ventures, LLC, Azoff Music Management LLC, and, for certain purposes, Irving Azoff and Irving Azoff and Rochelle Azoff, as Co-Trustees of the Azoff Family Trust of 1997, dated May 27, 1997, as amended, as assigned to MSG Ventures Holdings, LLC(incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015).

10.21
Employment Agreement, dated June 29, 2015, between MSG Networks Inc. formerly known as The Madison Square Garden Company and David O’Connor, as assigned to the Madison Square Garden Company formerly known as MSG Spinco, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on August 21, 2015). †

10.22
Employment Agreement, dated October 15, 2015, between The Madison Square Garden Company and Donna Coleman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2015). †

10.23
Employment Agreement, dated August 21, 2012, between MSG Networks Inc. formerly known as The Madison Square Garden Company and Joseph F. Yospe, as assigned to The Madison Square Garden Company formerly known as MSG Spinco, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on August 21, 2015). †

10.24
Employment Agreement between MSG Networks Inc. formerly known as The Madison Square Garden Company and Lawrence J. Burian, as assigned to The Madison Square Garden Company formerly known as MSG Spinco, Inc.†

10.25	Amended and Restated Time Sharing Agreement, entered into and effective as of June 17, 2016, between MSG Sports & Entertainment, LLC and the Dolan Family Office, LLC for the GIV.
10.26	Amended and Restated Time Sharing Agreement, entered into effective as of June 17, 2016, between MSG Sports & Entertainment, LLC and the Dolan Family Office, LLC for the G550.
10.27
Time Sharing Agreement, dated as of December 18, 2015, between MSG Sports & Entertainment, LLC and David O’Connor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.28	Equity Administration Agreement dated as of September 15, 2015 between AMC Networks Inc. and The Madison Square Garden Company.
10.29	Equity Administration Agreement dated as of September 15, 2015 between Cablevision Systems Corporation and The Madison Square Garden Company.
10.30	Summary of Office Space Arrangement between MSG Sports & Entertainment, LLC and the Knickerbocker Group LLC.
10.31	Summary of Office Space Arrangement between MSG Sports & Entertainment, LLC and the Charles Dolan Family Office.

EXHIBIT NO.	DESCRIPTION
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F- 2
Consolidated Balance Sheet as of June 30, 2016 and Combined Balance Sheet as of June 30, 2015	F- 3
Consolidated Statement of Operations for the year ended June 30, 2016 and Combined Statements of Operations for the years ended June 30, 2015 and 2014	F- 4
Consolidated Statement of Comprehensive Income for the year ended June 30, 2016 and Combined Statements of Comprehensive Income for the years ended June 30, 2015 and 2014	F- 5
Consolidated Statement of Cash Flows for the year ended June 30, 2016 and Combined Statements of Cash Flows for the years ended June 30, 2015 and 2014	F- 6
Consolidated Statement of Stockholders' Equity for the year ended June 30, 2016 and Combined Statements of Stockholders' Equity for the years ended June 30, 2015 and 2014	F- 7
Notes to Consolidated and Combined Financial Statements	F- 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Madison Square Garden Company:

We have audited the accompanying consolidated balance sheet of The Madison Square Garden Company and subsidiaries as of June 30, 2016 and the combined balance sheet of The Madison Square Garden Company (a combination of the sports and entertainment businesses and certain other assets) as of June 30, 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for the year ended June 30, 2016, and the combined statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the two-year period ended June 30, 2015. In connection with our audits of the consolidated and combined financial statements, we have also audited the related consolidated and combined financial statement schedule, “Schedule II — Valuation and Qualifying Accounts.” These consolidated and combined financial statements and consolidated and combined schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Madison Square Garden Company and subsidiaries as of June 30, 2016, the combined financial position of The Madison Square Garden Company (a combination of the sports and entertainment businesses and certain other assets) as of June 30, 2015, the consolidated results of its operations and its cash flows for the year ended June 30, 2016 and the combined results of operations and cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated and combined financial statement schedule referred to above, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
New York, New York
August 19, 2016

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,444,317	$14,211
Restricted cash	27,091	12,590
Accounts receivable, net	75,998	51,734
Net related party receivables, current	4,079	327
Prepaid expenses	27,031	23,879
Loan receivable from MSG Networks	—	30,836
Other current assets	25,337	35,058
Total current assets	1,603,853	168,635
Net related party receivables, noncurrent	1,710	—
Investments and loans to nonconsolidated affiliates	263,546	249,394
Property and equipment, net	1,160,609	1,188,693
Amortizable intangible assets, net	15,729	22,324
Indefinite-lived intangible assets	166,850	166,850
Goodwill	277,166	277,166
Other assets	54,487	75,880
Total assets	$3,543,950	$2,148,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,935	$3,307
Net related party payables	15,275	1,588
Accrued liabilities:
Employee related costs	119,357	95,997
Other accrued liabilities	133,832	121,509
Deferred revenue	332,416	311,317
Total current liabilities	614,815	533,718
Defined benefit and other postretirement obligations	66,035	80,900
Other employee related costs	32,921	53,337
Deferred tax liabilities, net	194,583	206,944
Other liabilities	49,175	50,768
Total liabilities	957,529	925,667
Commitments and contingencies (see Note 7)
Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,777 shares outstanding as of June 30, 2016	204	—
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2016	45	—
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2016	—	—
Additional paid-in capital	2,806,352	—
Treasury stock, at cost, 671 shares as of June 30, 2016	(101,882)	—
Accumulated deficit	(75,687)	—
MSG Networks’ investment	—	1,263,490
Accumulated other comprehensive loss	(42,611)	(40,215)
Total stockholders’ equity	2,586,421	1,223,275
Total liabilities and stockholders’ equity	$3,543,950	$2,148,942

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2016	2015	2014
Revenues (a)	$1,115,311	$1,071,551	$913,615

Operating expenses:
Direct operating expenses (b)	737,857	724,881	714,825
Selling, general and administrative expenses (c)	333,603	238,318	221,109
Depreciation and amortization	102,482	108,758	91,709
Operating loss	(58,631)	(406)	(114,028)
Other income (expense):
Loss in equity method investments	(19,099)	(40,590)	(1,323)
Interest income (d)	6,782	3,056	1,548
Interest expense	(2,028)	(2,498)	(1,528)
Miscellaneous income (expense)	(4,017)	190	95
	(18,362)	(39,842)	(1,208)
Loss from operations before income taxes	(76,993)	(40,248)	(115,236)
Income tax expense	(297)	(436)	(1,697)
Net loss	$(77,290)	$(40,684)	$(116,933)
Basic loss per common share	$(3.12)	$(1.63)	$(4.69)
Diluted loss per common share	$(3.12)	$(1.63)	$(4.69)
Weighted-average number of common shares outstanding:
Basic	24,754	24,928	24,928
Diluted	24,754	24,928	24,928
_________________

(a)	Include revenues from related parties of $153,538, $88,051 and $79,707 for the years ended June 30, 2016, 2015 and 2014, respectively.

(b)	Include net charges from related parties of $1,133, $1,670 and $110 for the years ended June 30, 2016, 2015 and 2014, respectively.

(c)	Include net charges to related parties of $(28,536), $(49,374) and $(49,648) for the years ended June 30, 2016, 2015 and 2014, respectively.

(d)
Include interest income from MSG Networks of $307, $1,153 and $957 for the years ended June 30, 2016, 2015 and 2014, respectively. In addition, interest income includes interest income from nonconsolidated affiliates of $2,930, $1,886 and $589 for the years ended June 30, 2016, 2015 and 2014, respectively.

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2016		2015		2014
Net loss		$(77,290)		$(40,684)		$(116,933)
Other comprehensive income (loss)
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$(9,239)		$(6,138)		$(11,938)
Amounts reclassified from accumulated other comprehensive loss to direct operating expenses and selling, general and administrative expenses:
Amortization of net actuarial loss included in net periodic benefit cost	1,039		2,050		1,265
Amortization of net prior service credit included in net periodic benefit cost	(92)	$(8,292)	(112)	$(4,200)	(126)	$(10,799)
Other comprehensive loss		(8,292)		(4,200)		(10,799)
Comprehensive loss		$(85,582)		$(44,884)		$(127,732)

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(77,290)	$(40,684)	$(116,933)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,482	108,758	91,709
Share-based compensation expense	24,476	10,306	13,698
Loss in equity method investments	19,099	40,590	1,323
Write-off of deferred production costs	41,816	—	2,228
Impairment of cost method investment	4,080	—	—
Provision for doubtful accounts	31	58	(21)
Change in assets and liabilities:
Accounts receivable, net	(25,053)	18	(9,027)
Net related party receivables	(5,096)	240	(499)
Prepaid expenses and other assets	(34,354)	(31,602)	(18,266)
Accounts payable	9,096	(4,341)	3,712
Net related party payables	13,687	(385)	(186)
Accrued and other liabilities	42,075	(33,494)	105,185
Deferred revenue	10,437	19,452	62,443
Deferred income taxes	299	436	1,697
Net cash provided by operating activities	125,785	69,352	137,063
Cash flows from investing activities:
Capital expenditures	(71,716)	(64,083)	(304,866)
Proceeds from sale of property and equipment	—	4,321	—
Proceeds from renovation loan	—	—	18,000
Loan receivable from MSG Networks	—	—	(5,800)
Payments for acquisition of assets	(2,000)	(3,000)	(1,499)
Investments and loans to nonconsolidated affiliates	(36,417)	(40,219)	(226,510)
Payments to acquire notes receivable	(7,085)	—	—
Capital distribution from equity method investments	1,528	325	—
Net cash used in investing activities	(115,690)	(102,656)	(520,675)
Cash flows from financing activities:
Net transfers from MSG Networks and MSG Networks’ subsidiaries	1,525,241	41,372	387,478
Repurchases of common stock	(105,736)	—	—
Proceeds from stock option exercises	787	—	—
Taxes paid in lieu of shares issued for equity-based compensation	(281)	—	—
Net cash provided by financing activities	1,420,011	41,372	387,478
Net increase in cash and cash equivalents	1,430,106	8,068	3,866
Cash and cash equivalents at beginning of period	14,211	6,143	2,277
Cash and cash equivalents at end of period	$1,444,317	$14,211	$6,143
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$2,237	$24,000	$—
Capital expenditures incurred but not yet paid	5,793	7,528	13,997
Non-cash transfers resulting from the Distribution, net	(1,934)	—	—
Asset retirement obligations	—	—	(5,027)
Acquisition of assets not yet paid	—	—	3,715
See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued	MSG Networks’ Investment	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2013	$—	$941,980	$—	$—	$—	$(25,216)	$916,764
Net loss	—	(116,933)	—	—	—	—	(116,933)
Other comprehensive loss	—	—	—	—	—	(10,799)	(10,799)
Comprehensive loss	—	—	—	—	—	—	(127,732)
Net increase in MSG Networks’ Investment	—	402,171	—	—	—	—	402,171
Balance as of June 30, 2014	$—	$1,227,218	$—	$—	$—	$(36,015)	$1,191,203
Net loss	—	(40,684)	—	—	—	—	(40,684)
Other comprehensive loss	—	—	—	—	—	(4,200)	(4,200)
Comprehensive loss	—	—	—	—	—	—	(44,884)
Net increase in MSG Networks’ Investment	—	76,956	—	—	—		76,956
Balance as of June 30, 2015	$—	$1,263,490	$—	$—	$—	$(40,215)	$1,223,275
Net loss	—	(1,603)	—	—	(75,687)	—	(77,290)
Other comprehensive loss	—	—	—	—	—	(8,292)	(8,292)
Comprehensive loss	—	—	—	—	—	—	(85,582)
Exercise of stock options	—	—	(2,682)	3,469	—	—	787
Share-based compensation	—	—	21,514	—	—	—	21,514
Tax withholding associated with shares issued for equity-based compensation	—	—	(281)	—	—	—	(281)
Shares issued upon distribution of Restricted Stock Units	—	—	(385)	385	—	—	—
Repurchases of common stock	—	—	—	(105,736)	—	—	(105,736)
Net increase in MSG Networks’ Investment	—	1,525,982	—	—	—	—	1,525,982
Conversion of MSG Networks’ Investment	249	(2,787,869)	2,787,620	—	—	—	—
Adjustments related to the transfer of certain assets and liabilities as a result of the Distribution	—	—	566	—	—	—	566
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	—	—	—	—	—	5,896	5,896
Balance as of June 30, 2016	$249	$—	$2,806,352	$(101,882)	$(75,687)	$(42,611)	$2,586,421
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
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”), formerly named MSG Spinco, Inc., was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks” or “Former Parent”), formerly known as The Madison Square Garden Company. On September 11, 2015, MSG Networks’ board of directors approved the distribution of all the outstanding common stock of the Company to MSG Networks shareholders (the “Distribution”), which occurred on September 30, 2015. Each holder of record of MSG Networks Class A common stock as of close of business on September 21, 2015 (the “Record Date”) received one share of Madison Square Garden Class A common stock, par value $0.01 per share (“Class A Common Stock”), for every three shares of MSG Networks Class A common stock held. Each holder of record of MSG Networks Class B common stock as of the Record Date received one share of Madison Square Garden Class B common stock, par value $0.01 per share (“Class B Common Stock”), for every three shares of MSG Networks Class B common stock held.
Description of Business
Madison Square Garden is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company’s diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Christmas Spectacular Starring the Radio City Rockettes and the New York Spectacular Starring the Radio City Rockettes, that are performed in the Company's venues. MSG Sports owns and operates the following professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of its teams' events.
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
Basis of Presentation
Subsequent to the Distribution, the Company’s financial statements as of and for the fiscal year ended June 30, 2016 are presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. The Company’s combined financial statements as of June 30, 2015 and for the years ended June 30, 2015 and 2014, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution. These combined financial statements reflect the combined historical results of operations, financial position and cash flows of Former Parent’s sports and entertainment businesses, as well as its venues and joint ventures (“combined financial statements”), in accordance with generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
Historically, separate financial statements were not prepared for the Company as it had not operated as a separate, standalone business from MSG Networks. The combined financial statements include certain assets and liabilities that were historically held by MSG Networks or by other MSG Networks’ subsidiaries but were specifically identifiable or otherwise attributable to the Company. All significant intercompany transactions between MSG Networks and the Company have been included as components of MSG Networks’ investment in the combined financial statements as they were considered effectively settled on the Distribution date. The assets and liabilities in the combined financial statements have been reflected on a historical cost

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

basis, as immediately prior to the Distribution all of the assets and liabilities presented were wholly-owned by MSG Networks and were transferred to the Company at carry-over basis.
The financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016 and the combined statements of operations for the years ended June 30, 2015 and 2014 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone public company during the periods presented on a combined basis. Actual costs that would have been incurred if the Company had been a separate, standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future periods.
After the Distribution, the Company has been providing certain of these services to MSG Networks through a transition services agreement (“TSA”). As part of the Distribution, certain employees providing support functions were transferred to the Company.
MSG Networks historically used a centralized approach to cash management and financing of operations, with net earnings reinvested and working capital requirements met from existing liquid funds. The Company’s cash was available for use and was regularly “swept” by MSG Networks at its discretion. Accordingly, the cash and cash equivalents held by MSG Networks at the corporate level were not attributed to the Company in the combined balance sheet as of June 30, 2015. Additionally, cash held in accounts legally owned by the Company was attributed to the combined balance sheet as of June 30, 2015. Transfers of cash both to and from MSG Networks are included as components of MSG Networks’ investment on the consolidated and combined statements of stockholders’ equity. In connection with the Distribution, the Company received $1,467,093 of cash from MSG Networks.
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
Reclassifications
Certain reclassifications in the prior years’ combined statements of cash flows have been made in order to conform to the current year’s consolidated statement of cash flows presentation. The reclassifications consisted of the (i) capital distribution from equity method investments, which was previously reported in investments in and loans to nonconsolidated affiliates for the year ended June 30, 2015 and (ii) write-off of deferred production costs, which was previously reported in the change in prepaid expense and other assets for the year ended June 30, 2014.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Combination
For the periods prior to the Distribution, the financial statements include certain assets and liabilities that were historically held at Former Parent’s corporate level but were specifically identifiable or otherwise attributable to the Company. All intercompany transactions between the Company and Former Parent have been included in the combined financial statements as components of MSG Networks’ investment. All significant intracompany transactions and accounts within the Company's consolidated and combined financial statements have been eliminated. Expenses related to corporate allocations prior to the Distribution were considered to be effectively settled in the combined financial statements at the time the transaction was recorded, with the offset recorded against MSG Networks’ investment.
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
Revenue Recognition
The Company recognizes revenue when the following conditions are satisfied: (a) persuasive evidence of a sales arrangement exists, (b) delivery occurs or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured. Revenue recognition from the Company’s various revenue sources is discussed further in each respective segment’s revenue recognition policies below.
MSG Entertainment
The Company’s MSG Entertainment segment earns revenues from the sale of tickets for events that the Company produces or promotes/co-promotes. In addition, for entertainment events held at the Company’s venues that MSG Entertainment does not produce or promote/co-promote, revenues are earned from venue license fees charged to the third-party promoters of the event. Event-related revenues from the sale of tickets, venue license fees from third-party promoters, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned. Deferred revenue reported in the accompanying consolidated and combined balance sheets as of June 30, 2016 and 2015 includes amounts due to the third-party promoters of $45,877 and $37,987, respectively.
Revenues from the sale of advertising in the form of venue signage and sponsorships, which are not related to any specific event, are recorded and recognized ratably over the period of benefit of the respective agreements.
Revenues from the rental of The Garden’s suites are recognized ratably over the period of benefit of the respective agreements for the benefit of both of the Company’s segments.
MSG Sports
The Knicks, Rangers and Liberty derive revenues principally from ticket sales and distributions of league-wide national and international television contracts and other league-wide revenue sources, which are recognized over the respective team’s season. Event-related revenues from other live sporting events, including the sale of tickets, venue license fees earned in connection with other live sporting events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned. Local media rights revenue recognized by MSG Sports for the licensing of team-related programming to

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

MSG Networks is generally recognized on a straight-line basis over the fiscal year.
Revenues from the sale of advertising in the form of venue signage and sponsorships, which are not related to any specific event, are recognized ratably over the period of benefit of the respective agreements.
Revenues from the rental of The Garden’s suites are recognized ratably over the period of benefit of the respective agreements for the benefit of both of the Company’s segments.
Multiple-Deliverable Transactions
The Company enters into multiple-deliverable arrangements, primarily multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include suite licenses, event tickets and various advertising benefits, which include items such as, but not limited to, signage at The Garden and the Company’s other venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.
The Company allocates revenue to each deliverable within the arrangement based on its relative selling price. For many deliverables in an arrangement, such as event tickets and certain advertising benefits, the Company has vendor specific objective evidence (“VSOE”) of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE, the Company considers whether third party evidence (“TPE”) is available; however, in most instances TPE is not available. The Company’s process for determining its estimated selling prices for deliverables without VSOE or TPE involves management’s judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing a best estimate of selling price for deliverables include, but are not limited to, prices charged for similar deliverables, the Company’s ongoing pricing strategy and policies, and consideration of pricing of similar deliverables sold in other multiple-deliverable agreements.
Gross versus Net Revenue Recognition
The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of several qualitative factors, including for co-promotions where the Company has a 50% or lower economic interest. Generally, when the Company is the promoter or co-promoter of an event the Company reports revenue on a gross basis. When the Company acts as an agent, revenue is reported on a net basis. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excludes these amounts from revenues.
In connection with the Distribution, the Company entered into an advertising sales representation agreement with MSG Networks. Pursuant to the agreement, the Company has the exclusive right and obligation to sell advertising availabilities of MSG Networks. The Company is entitled to and earns commission revenue as MSG Networks records advertising revenue, which is typically recognized when the advertisements are aired. The Company recognizes the advertising commission revenue on a net basis in accordance with ASC 605-45.
Nonmonetary Transactions
The Company enters into nonmonetary transactions that involve the exchange of goods or services, such as advertising and promotional benefits as well as tickets, for other goods or services. Such transactions are measured and recorded at the fair value of the goods or services surrendered unless the goods or services received have a more readily determinable fair value. In addition, the Company enters into other monetary transactions in which nonmonetary consideration is also included and the entire transaction is recorded at fair value. If the fair values cannot be determined for either the asset(s) surrendered or received within reasonable limits, then the nonmonetary transaction is measured and recorded at the book value of the item(s) surrendered, which typically is zero.
Direct Operating Expenses
Direct operating expenses include, but are not limited to, compensation expense for the Company’s professional sports teams’ players and certain other team personnel, as well as NBA luxury tax, NBA and NHL revenue sharing and league assessments for the MSG Sports segment; event costs related to the presentation and production of the Company’s live entertainment and sporting events; and venue lease, maintenance and other operating expenses.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Player Costs and Other Team Personnel Transactions, NBA Luxury Tax, Escrow System/Revenue Sharing and League Assessments for the MSG Sports Segment
Player Costs and Other Team Personnel Transactions
Costs incurred to acquire player contracts, including signing bonuses, are deferred and amortized over the applicable NBA or NHL regular season on a straight-line basis over the fixed contract period of the respective player. The NBA and NHL seasons are typically from November through April and October through April, respectively. Player salaries are also expensed over the applicable NBA, NHL or WNBA regular season typically on a straight-line basis. In certain player contracts the annual contractual salary amounts (including any applicable signing bonuses) may fluctuate such that expensing the salary for the entire contract on a straight-line basis over each regular season more appropriately reflects the economic benefit of the services provided.
In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player’s seasonal or contractual salary and related costs, together with any associated NBA luxury tax, net of any anticipated insurance recoveries. When players are traded, waived or contracts are terminated, any remaining unamortized signing bonuses are expensed to current operations. Amounts due to these individuals are generally paid over their remaining contract terms. Team personnel contract termination costs are recognized in the period in which those events occur. See Note 3 for further discussion of significant team personnel transactions.
The NBA and NHL each have collective bargaining agreements (each a “CBA”) with the respective league’s players association, to which the Company is subject. The NBA CBA expires after the 2020-21 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2016-17 season). The NHL CBA expires on September 15, 2022 (although the NHL and National Hockey League Players’ Association each have the right to terminate the CBA following the 2019-20 season).
The NBA CBA contains a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap). The NHL CBA provides for a “hard” salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2013-14 season and is adjusted each season thereafter based upon league-wide revenues).
NBA Luxury Tax
Amounts in this paragraph are in thousands, except for luxury tax rates.
The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
NBA and NHL Escrow System/Revenue Sharing
The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues (net of certain direct expenses) as compensation (approximately 51%), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly the Company may pay its players a higher or lower percentage of the Knicks’ revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league’s aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The NBA also has a revenue sharing plan that generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); 50% of aggregate league-wide luxury tax proceeds; and collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources.
The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues, excluding the impact of agreed-upon aggregate transition payments of $300,000 to be paid on a deferred basis over three years beginning in 2014. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any excess funds will be distributed by the NHL to all teams in equal shares.
The NHL CBA provides for a revenue sharing plan which generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams. Under the NHL CBA, the pool is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on pre-season and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the plan.
The Company recognizes the amount of its estimated revenue sharing expense associated with the pre-season and regular season, net of the amount the Company expects to receive from the escrow, on a straight-line basis over the applicable NBA and NHL seasons as a component of direct operating expenses. In years when the Knicks or Rangers participate in the playoffs, the Company recognizes its estimate of the playoff revenue sharing contribution in the periods when the playoffs occur.
League Assessments
As members of the NBA and NHL, the Knicks and Rangers, respectively, are also subject to annual league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. The Company recognizes its teams’ estimated league assessments on a straight-line basis over the applicable NBA or NHL season.
Production Costs for the MSG Entertainment Segment
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets, which generally ranges from 5 to 15 years. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment. During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the production now called the New York Spectacular Starring the Radio City Rockettes. The Company has approximately $43,083 and $79,808 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated and combined balance sheets as of June 30, 2016 and 2015, respectively. Of these amounts, approximately $37,433 and $70,065 are the net deferred production costs associated with the New York Spectacular Starring the Radio City Rockettes as of June 30, 2016 and 2015, respectively.
Advertising Expenses
Advertising costs are typically charged to expense when incurred, however, advertising for productions and other live entertainment events are generally deferred within interim periods and expensed over the run of the show, but by no later than the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $20,834, $27,220 and $24,800 for the years ended June 30, 2016, 2015 and 2014, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). For the periods before the Distribution, income taxes as presented herein attribute current and deferred income taxes of MSG Networks to the Company’s stand-alone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by ASC 740. Accordingly, the Company’s income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the combined group as if the group member were a separate taxpayer and the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities’ jurisdictions included in the combined financial statements. As a result, actual tax transactions included in the consolidated financial statements of MSG Networks may not be included in the combined financial statements. Similarly, the tax treatment of certain items reflected in the combined financial statements may not be reflected in the consolidated financial statements and tax returns of MSG Networks. Therefore, portions of items such as net operating losses, credit carryforwards, other deferred taxes, uncertain tax positions and valuation allowances may exist in the combined financial statements that may or may not exist in MSG Networks’ consolidated financial statements.
Because the Company’s operations prior to the Distribution were included in MSG Networks’ tax returns, payments to certain tax authorities were made by MSG Networks, and not by the Company. The Company only maintains taxes payable to/from the taxing authorities for legal entities that are fully-dedicated to the Company's business. The Company did not maintain taxes payable to/from MSG Networks and the payments were deemed to settle the annual current tax payable balances immediately with the legal entities paying the tax in the respective jurisdictions through changes in MSG Networks’ investment.
For the periods after the Distribution, the Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statements of operations.
Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.
The Company accounts for investment tax credits using the “flow-through” method, under which the tax benefit generated from an investment tax credit is recorded in the period the credit is generated.
Share-based Compensation
Prior to Distribution, the Company’s employees participated in MSG Networks’ share-based compensation plans. Share-based compensation expense has been attributed to the Company based on the awards and terms previously granted to MSG Networks’ employees. For purposes of the combined financial statements, an allocation of share-based compensation expense related to corporate employees was recorded in addition to the expense attributed to the Company’s direct employees. The allocated expense includes both directors and corporate executives of MSG Networks, allocated using a proportional allocation method which management has deemed to be reasonable.
Following the Distribution, the Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. Share-based compensation cost is recognized in earnings (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. The Company estimates forfeitures based upon historical experience and its expectations regarding future vesting of awards. To the extent actual forfeitures are different from the Company’s estimates, share-based compensation is adjusted accordingly.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Following the Distribution, the Company had 24,928 common shares outstanding on September 30, 2015. This amount has been utilized to calculate EPS for the periods prior to the Distribution as no Madison Square Garden common stock or equity-based awards were outstanding prior to September 30, 2015. The dilutive effect of the Company’s share-based compensation awards issued in connection with the Distribution is included in the computation of diluted EPS in the periods subsequent to the Distribution, when applicable. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 10) only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted loss per common share equals the basic loss per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations.
Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying combined balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.
Restricted Cash
Restricted cash includes cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. The escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.
Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company’s allowance for doubtful accounts was $1,282 and $467 as of June 30, 2016 and 2015, respectively. The increase was primarily due to a balance transfer made in connection with the Distribution.
Investments in and Loans to Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, companies are required to allocate such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in equity in earnings (loss) of nonconsolidated affiliates on the Company’s combined statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
In addition to the equity method investments, the Company also has other investments accounted for under the cost method of accounting.
The Company also provides revolving credit facilities to certain of its nonconsolidated affiliates. The outstanding loan balances, including accrued interest, are reflected in investments in and loans to nonconsolidated affiliates in the accompanying consolidated and combined balance sheets. Interest income on the outstanding loan balances and related facility fees are recorded currently and are reflected in interest income in the accompanying consolidated and combined statements of operations.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Impairment of Investments
The Company reviews its investments at least quarterly to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company considers other factors such as general market conditions, industry conditions, and analysts’ ratings. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income. See Note 4 for further discussion of impairments of investments.
Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets consist of property and equipment, goodwill, indefinite-lived intangible assets and amortizable intangible assets.
Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to leasehold improvements, amortized over the shorter of the lease term or the asset’s estimated useful life. The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. In July 2013, the permit for The Garden was renewed for ten years and these financial statements have been prepared assuming further renewal of that permit.
Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.
Impairment of Long-Lived and Indefinite-Lived Assets
In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company generally determines the fair value of a reporting unit using an income approach, such as the discounted cash flow method, in instances when it does not perform the qualitative assessment of goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. The Company’s two reporting units for evaluating goodwill impairment are the same as its reportable segments, and both of them have goodwill.
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis if the Company 1) determines that such an impairment is more likely than not to

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

exist, or 2) foregoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of an indefinite-lived intangible asset using an income approach, such as the relief from royalty method, in instances when it does not perform the qualitative assessment of the intangible asset.
For other long-lived assets, including intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value. The Company generally determines the fair value of a finite-lived intangible asset using an income approach, such as the discounted cash flow method.
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 9, certain of our employees participated in defined benefit pension plans (“Shared Plans”) sponsored by MSG Networks prior to the Distribution, which included participants of other MSG Networks subsidiaries. The Company accounted for the Shared Plans under the guidance of ASC 715, Compensation - Retirement Benefits. Accordingly, the Company recorded an asset or liability to recognize the funded status of the Shared Plans, as well as a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pensionable compensation of active participants. For the Shared Plans’ liabilities, the combined financial statements reflect the full impact of such plans on both the combined statements of operations and combined balance sheets. The pension expense related to employees of other MSG Networks businesses participating in any of the Shared Plans is reflected as a contributory credit from MSG Networks to the Company, resulting in a decrease to the expense recognized in the consolidated and combined statements of operations.
In addition to the Shared Plans, the Company sponsors a plan that certain of our employees participate in, accounted for as a defined benefit pension plan, both prior to and after the Distribution. Accordingly, the funded and unfunded position of the Direct Plan is recorded in the Company’s consolidated and combined balance sheet.
Actuarial gains and losses that have not yet been recognized through income are recorded in accumulated other comprehensive income, until they are amortized as a component of net periodic benefit cost.
After the Distribution, the Company maintains its own, both funded and unfunded, defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The majority of the defined benefit pension benefits are based on formulas that reflect the employees' years of service and compensation during their employment period and participation in the plans. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
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
(Continued)

Recently Adopted Accounting Pronouncement
In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Company early-adopted this ASU on a prospective basis as of December 31, 2015 and applicable prior periods were not retrospectively adjusted.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) (“ASU No. 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard under ASU No. 2014-09. ASU No. 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU No. 2016-10”), which clarifies the principle in ASU No. 2014-09 for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately. ASU No. 2016-10 also clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract and allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at transition, and technical correction. Early adoption of ASU No. 2014-09 and the related updates discussed above is permitted and the Company can early adopt ASU No. 2014-09 and the related updates beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 and the related updates will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact the standard and related updates will have on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (each a “VIE”) or voting interest entities, (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company has evaluated the impact of this standard with respect to the Company’s investments as of June 30, 2016 and has concluded that the adoption of the standard will not have an impact on its consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. This standard may be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company has evaluated the impact of this standard with respect to arrangements in place as of June 30, 2016 and has concluded that the adoption of the standard will not have an impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842) (“ASU No. 2016-02”), which supersedes existing guidance on accounting for leases in FASB ASC Topic 840, Leases. The new standard requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities. The new standard also requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date. The standard will be effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
Note 3. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated and combined statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company’s sports teams for (i) waivers/contract termination costs, (ii) trades and (iii) season-ending injuries ("Team Personnel Transactions"). Team Personnel Transactions amounted to $7,484, $25,317 and $54,225 for the years ended June 30, 2016, 2015 and 2014, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 4. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates consisted of the following:

	Ownership Percentage	Investment	Loan (d)		Total
June 30, 2016
Azoff MSG Entertainment LLC (“AMSGE”) (a)	50%	$112,147	$97,500		$209,647
Brooklyn Bowl Las Vegas, LLC (“BBLV”) (a)	(b)	—	2,662		2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”) (a)	50%	13,736	10,395	(e)	24,131
Fuse Media LLC (“Fuse Media”) (a)	15%	21,634	—		21,634
Other (c)		3,794	1,678		5,472
Total investments and loans to nonconsolidated affiliates		$151,311	$112,235		$263,546

June 30, 2015
AMSGE (a)	50%	$118,717	$75,000		$193,717
BBLV (a)	(b)	—	2,662		2,662
Tribeca Enterprises (a)	50%	16,791	4,000		20,791
Fuse Media (a)	15%	23,509	—		23,509
Other (a)		8,715	—		8,715
Total investments and loans to nonconsolidated affiliates		$167,732	$81,662		$249,394
_________________

(a)	Denotes that such investment is accounted for under the equity method of accounting.

(b)
The Company is entitled to receive back its capital, which was 74% of BBLV's total capital as of June 30, 2016 and June 30, 2015, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(c)	Denotes that such investments are accounted for under the cost method of accounting.

(d)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $62 as of June 30, 2016 and 2015.

(e)	Includes $95 of outstanding payments-in-kind (“PIK”) interest. PIK interest owed does not reduce availability under the revolving credit facility.
The Company determined that these investments are not VIEs and therefore each was analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the accounting for partnership (or similar entities) interests, it does not control these entities. Accordingly, the Company accounts for these investments under the equity method of accounting or cost method of accounting in accordance with ASC 323 and ASC 325, respectively. In addition, for an investment in a limited liability company in which the Company has an ownership interest that exceeds 3-5%, the Company also accounts for such investment under the equity method of accounting.
In September 2013, the Company acquired a 50% interest in AMSGE for $125,000. The AMSGE entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing. As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of AMSGE. As such, the Company allocated the difference to goodwill and amortizable intangible assets of approximately $108,220 and $17,350, respectively. The difference attributable to amortizable intangible assets is being amortized straight-line over the expected useful lives of the intangible assets, which range from 5 to 7 years. In connection with the Company's investment in AMSGE, the Company provides a $100,000 unsecured revolving credit facility to the entity.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

In August 2013, the Company acquired an interest in BBLV. In March 2014, BBLV opened a new venue in Las Vegas which brings together live music, bowling and a restaurant. The Company does not manage or otherwise control BBLV but has approval rights over certain decisions. Additionally, the Company agreed to loan up to $2,600 to BBLV. During the second quarter of fiscal year 2015, as a result of BBLV’s liquidity position, the Company evaluated whether or not an impairment of its investment had occurred. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the carrying value of its equity investment in BBLV, which is reflected in equity in loss of nonconsolidated affiliates in the accompanying consolidated statement of operations for the year ended June 30, 2015. The impairment charge was based on a comparison of the fair value of the investment, which was determined using a discounted cash flow analysis, to its carrying value.
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises for $22,500. Tribeca Enterprises owns and operates the Tribeca Film Festival and certain other businesses. As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Tribeca Enterprises. As such, the Company allocated the difference to indefinite-lived and amortizable intangible assets of approximately $5,750 and $5,350, respectively. The difference attributable to amortizable intangible assets is being amortized straight-line over 10 years, the expected useful life of the intangible asset. In connection with the Company’s investment in Tribeca Enterprises, the Company provided a $6,000 revolving credit facility to this entity. In June 2016, the Company amended and restated its loan and security agreement with Tribeca Enterprises to increase the maximum revolving facility to $13,500, subject to potential additional increases of up to $2,500. The Company and Tribeca Enterprises have a services agreement pursuant to which the Company provides marketing inventory and consulting services to Tribeca Enterprises for a fee.
In July 2014, the MSG Networks sold Fuse to Fuse Media, Inc., and as part of the transaction MSG Networks received a 15% equity interest in Fuse Media which was transferred to the Company in connection with the Distribution.
In addition to the investments discussed above, the Company also has other investments in various sports and entertainment companies and related technologies, primarily accounted for under the cost method of accounting.
As a result of certain legal and regulatory actions against one of the Company’s cost method investments, the Company evaluated whether or not an other-than-temporary impairment of this cost method investment had occurred during the second quarter of fiscal year 2016. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of its cost method investment, which is reflected in miscellaneous income (expense) in the accompanying consolidated statement of operations for the year ended June 30, 2016. On May 5, 2016, one of the Company’s equity method nonconsolidated affiliates announced that it will close its Broadway production of Finding Neverland on August 21, 2016. As a result, the Company recorded a non-cash impairment charge of $7,270 to write off the carrying value of the Company’s investment in the show during the fourth quarter of fiscal year 2016, which is reflected in loss in equity method investments in the accompanying consolidated statement of operations for the year ended June 30, 2016.
The following is summarized financial information for the Company’s individually significant equity method investments, presented in aggregate, as required by the guidance in SEC Regulation S-X Rule 4-08(g). The amounts shown below represent 100% of these equity method investments’ financial position and results of operations.

Balance Sheet	June 30, 2016	June 30, 2015
Current assets	$76,111	$85,584
Noncurrent assets	429,996	436,968
	$506,107	$522,552

Current liabilities	$89,415	$83,293
Noncurrent liabilities	394,923	366,743
Noncontrolling interests	60,832	59,786
Shareholders’ equity	(39,063)	12,730
	$506,107	$522,552

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Years Ended June 30,
Results of Operations	2016	2015	2014
Revenues	$280,924	$152,580	$14,214
Loss from continuing operations	(31,206)	(28,845)	(2,870)
Net loss	(31,206)	(28,845)	(2,870)
Net loss attributable to controlling interest	(32,006)	(28,742)	—
Note 5. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of June 30, 2016 and 2015 are as follows:

MSG Entertainment	$58,979
MSG Sports	218,187
$277,166
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reportable segments.
The Company’s indefinite-lived intangible assets as of June 30, 2016 and 2015 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company’s intangible assets subject to amortization are as follows:

June 30, 2016	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(59,178)	$13,946
Other intangibles	4,217	(2,434)	1,783
	$77,341	$(61,612)	$15,729

June 30, 2015	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(53,919)	$19,205
Suite holder relationships	15,394	(14,339)	1,055
Other intangibles	4,217	(2,153)	2,064
	$92,735	$(70,411)	$22,324
The recorded amounts for the gross carrying values of suite holder relationships, and the related accumulated amortization, decreased during the year ended June 30, 2016 as those intangible assets became fully amortized.
The estimated useful lives of the Company’s intangible assets subject to amortization are as follows:

Estimated Useful Lives
Season ticket holder relationships	12 to 15 years
Other intangibles	15 years

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Amortization expense for intangible assets was $6,595, $6,939, and $6,939 for the years ended June 30, 2016, 2015 and 2014, respectively.
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2017 through 2021 to be as follows:

Fiscal year ending June 30, 2017	$5,067
Fiscal year ending June 30, 2018	3,617
Fiscal year ending June 30, 2019	3,617
Fiscal year ending June 30, 2020	2,771
Fiscal year ending June 30, 2021	281
Note 6. Property and Equipment
As of June 30, 2016 and 2015, property and equipment consisted of the following assets:

	June 30, 2016	June 30, 2015	Estimated Useful Lives
Land	$91,678	$91,678
Buildings	1,107,027	1,098,191	Up to 45 years
Equipment	272,276	264,054	2 to 20 years
Aircraft	38,090	—	20 years
Furniture and fixtures	50,034	49,400	3 to 10 years
Leasehold improvements	131,769	130,620	Shorter of term of lease or life of improvement
Construction in progress	10,536	10,455
	1,701,410	1,644,398
Less accumulated depreciation and amortization	(540,801)	(455,705)
	$1,160,609	$1,188,693
Depreciation and amortization expense on property and equipment was $95,887, $101,819 and $84,770 for the years ended June 30, 2016, 2015 and 2014, respectively.
During the first quarter of fiscal year 2015, the estimated useful life of the Company’s professional sports teams’ plane was changed as a result of a transition by the teams to a new travel program. As a result of this change, the Company recorded accelerated depreciation on the plane of approximately $8,400 during the first quarter of fiscal year 2015. Subsequently, during the fourth quarter of fiscal year 2015, the Company sold the sports teams’ plane. During the year ended June 30, 2016, the Company purchased a new aircraft for $38,090, inclusive of transaction costs.
Note 7. Commitments and Contingencies
Contractual Obligations and Off Balance Sheet Arrangements
The Company has various long-term noncancelable operating lease agreements, primarily for entertainment venues and office space expiring at various dates through 2026. Certain leases include renewal provisions at the Company’s option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $35,617, $34,239 and $34,191 for the years ended June 30, 2016, 2015 and 2014, respectively.
In addition, the Company has certain future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit.
As of June 30, 2016, future minimum rental payments under leases having noncancelable initial lease terms, other cash payments required under contracts entered into by the Company in the normal course of business in excess of one year and outstanding letters of credit are as follows:

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Off-Balance Sheet Commitments				Contractual Obligations reflected on the Balance Sheet (c)
	Operating Leases	Contractual Obligations (a)	Letters of Credits (b)	Total		Total (d)
Fiscal year ending June 30, 2017	$36,927	$131,389	$7,085	$175,401	$54,877	$230,278
Fiscal year ending June 30, 2018	36,659	120,988	—	157,647	3,633	161,280
Fiscal year ending June 30, 2019	36,369	84,989	—	121,358	3,655	125,013
Fiscal year ending June 30, 2020	35,523	28,328	—	63,851	3,654	67,505
Fiscal year ending June 30, 2021	34,617	15,146	—	49,763	3,208	52,971
Thereafter	106,968	8,744	—	115,712	11,341	127,053
	$287,063	$389,584	$7,085	$683,732	$80,368	$764,100
_________________

(a)
Consist principally of the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel that are generally guaranteed regardless of employee injury or termination.

(b)	Consists of letters of credit obtained by the Company as collateral for certain insurance policies and for a lease agreement.

(c)	Consists primarily of amounts earned under employment agreements that the Company has with certain of its professional sports teams' personnel in the MSG Sports segment.

(d)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 9 for information on the future funding requirements under our pension obligations.

In addition, see Note 4 for information on the revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises.
Under the terms of a lease agreement and related guaranty, subsidiaries of the Company have certain operating requirements and are required to meet a certain net worth obligation. In the event that these subsidiaries were to fail to meet the required obligations and were unable to avail themselves of the cure options, the landlord could terminate the lease.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 8. Fair Value Measurements
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalent and marketable securities:

	Fair Value Hierarchy	June 30,
		2016	2015
Assets:
Commercial paper	I	$79,968	$—
Money market accounts	I	159,881	—
Time deposits	I	1,202,681	12,513
Marketable securities	I	787	—
Total assets measured at fair value		$1,443,317	$12,513
Commercial paper, money market accounts, time deposits and marketable securities are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts and time deposits approximates fair value due to their short-term maturities.
As of June 30, 2016, the carrying value and fair value of the Company’s financial instruments within other current assets in the accompanying consolidated balance sheet are as follow:

	June 30, 2016
	Carrying Value	Fair Value
Notes receivable, including interest accruals	$7,090	$7,090
Marketable securities	787	787
Note 9. Pension Plans and Other Postretirement Benefit Plan
Defined Benefit Pension Plans and Postretirement Benefit Plan
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

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
For purposes of the combined financial statements issued prior to the Distribution, it was determined that the Company was to be treated as the obligor for the Pension Plans’ and Postretirement Plan’s liabilities. Therefore, the combined financial statements reflect the full impact of such plans on both the financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016 and the financial information for the year ended June 30, 2015 and the combined balance sheet as of June 30, 2015. The pension expense related to employees of MSG Networks participating in any of these plans during these periods was reflected as a contributory charge from the Company to MSG Networks, resulting in a decrease to the expense recognized in the combined statements of operations.
Post-Distribution
As of the Distribution date, the Company and MSG Networks entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the Distribution with regard to liabilities historically under the former MSG Networks’ pension and postretirement plans. Under the Employee Matters Agreement, the Company assumed or retained certain of the Pension Plans and the Postretirement Plan previously sponsored by MSG Networks, as discussed in further detail in “Certain Relationships and Related Party Transactions — Relationship Between MSG and Us After the Distribution — Employee Matters Agreement” in the Company’s Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September 11, 2015.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated and combined balance sheets as of June 30, 2016 and 2015 associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$174,131	$164,829	$8,704	$9,214
Service cost	3,054	6,495	137	198
Interest cost	6,986	7,226	253	331
Actuarial loss (gain)	17,115	2,956	708	(855)
Benefits paid	(4,849)	(7,375)	(417)	(184)
Transfer of liabilities (a)	(22,852)	—	(3,161)	—
Benefit obligation at end of period	173,585	174,131	6,224	8,704
Change in plan assets:
Fair value of plan assets at beginning of period	99,596	99,841	—	—
Actual return on plan assets	11,484	(808)	—	—
Employer contributions	4,030	7,938	—	—
Benefits paid	(4,849)	(7,375)	—	—
Fair value of plan assets at end of period	110,261	99,596	—	—
Funded status at end of period	$(63,324)	$(74,535)	$(6,224)	$(8,704)
_________________

(a)	Represents the benefit obligation related to the MSG Networks Plans as of September 30, 2015, the date of the Distribution, net of pre-Distribution benefit payments of $142 for MSG Networks employees.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Amounts recognized in the consolidated and combined balance sheets as of June 30, 2016 and 2015 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2016	2015	2016	2015
Current liabilities (included in accrued employee related costs)	$(3,286)	$(2,015)	$(227)	$(324)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(60,038)	(72,520)	(5,997)	(8,380)
	$(63,324)	$(74,535)	$(6,224)	$(8,704)
Accumulated other comprehensive income (loss), before tax, as of June 30, 2016 and 2015 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2016	2015	2016	2015
Actuarial gain (loss)	$(42,120)	$(40,553)	$(583)	$64
Prior service credit (cost)	—	(14)	92	288
	$(42,120)	$(40,567)	$(491)	$352
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated and combined statements of operations for the years ended June 30, 2016, 2015 and 2014 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2016	2015	2014	2016	2015	2014
Service cost	$3,054	$6,495	$5,924	$137	$198	$227
Interest cost	6,986	7,226	6,842	253	331	383
Expected return on plan assets	(2,960)	(3,228)	(3,420)	—	—	—
Recognized actuarial loss (gain)	1,039	2,050	1,285	—	—	(20)
Amortization of unrecognized prior service cost (credit)	14	26	26	(106)	(138)	(152)
Net periodic benefit cost	$8,133	$12,569	$10,657	$284	$391	$438
The net periodic benefit cost for the Pension Plans reported in the table above includes $520, $2,080 and $2,106 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Pension Plans during the years ended June 30, 2016, 2015 and 2014, respectively. In addition, during the years ended June 30, 2016, 2015 and 2014 the Company allocated to MSG Networks $229, $848 and $845, respectively, of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks.
The net periodic benefit cost for the Postretirement Plan reported in the table above includes $18, $104 and $100 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan during the years ended June 30, 2016, 2015 and 2014, respectively. In addition, during the years ended June 30, 2016, 2015 and 2014 the Company allocated to MSG Networks $11, $19 and $19, respectively, of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2016, 2015 and 2014 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2016	2015	2014	2016	2015	2014
Actuarial gain (loss)	$(8,532)	$(6,993)	$(10,942)	$(707)	$855	$(996)
Recognized actuarial loss (gain)	1,039	2,050	1,285	—	—	(20)
Recognized prior service (credit) cost	14	26	26	(106)	(138)	(152)
Total recognized in other comprehensive income (loss)	$(7,479)	$(4,917)	$(9,631)	$(813)	$717	$(1,168)
The estimated net loss for the Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as a component of net periodic benefit cost over the next fiscal year is $1,376. The estimated prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit credit over the next fiscal year is $49.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $173,585 and $173,942 at June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2016 and 2015 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2016	2015	2016	2015
Discount rate	3.61%	4.46%	3.27%	4.15%
Rate of compensation increase	n/a	3.00%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2026	2021
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2016, 2015 and 2014 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2016	2015	2014	2016	2015	2014
Discount rate	4.46%	4.32%	4.80%	4.05%	4.00%	4.50%
Expected long-term return on plan assets	4.06%	4.24%	4.57%	n/a	n/a	n/a
Rate of compensation increase	n/a	3.00%	3.00%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.25%	7.25%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2021	2020	2020

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The discount rate was determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2016 and 2015 to select a rate at which the Company believed the plans' benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates are a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2016	2015	2014	2016	2015
One percentage point increase	$29	$67	$76	$723	$984
One percentage point decrease	(27)	(58)	(66)	(624)	(856)
Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2016 and 2015 was as follows:

	June 30,
Asset Classes (a):	2016	2015
Fixed income securities	85%	82%
Cash equivalents	15%	18%
	100%	100%
_____________________

(a)	The Company’s target allocation for pension plan assets is 80% fixed income securities and 20% cash equivalents as of June 30, 2016.
Prior to the Distribution, investment allocation decisions were made by MSG Networks’ Investment and Benefits Committee. After the Distribution, investment allocation decisions have been made by the Company’s Investment and Benefits Committee, which takes into account investment advice provided by the Company’s external investment consultant. The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefits Committee. The investment consultant also takes into account the plans' liabilities when making investment allocation recommendations. Those decisions are driven by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The major categories of the pension plan assets are cash equivalents and long duration bonds which are marked-to-market on a daily basis. Due to the fact that the pension plan assets are significantly made up of long duration bonds, the pension plan assets are subjected to interest-rate risk; specifically, a rising interest rate environment. However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates would cause a corresponding decrease to the overall liability of the plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the long duration bond portfolio is invested in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2016 and 2015 by asset class are as follows:

	Fair Value Hierarchy	June 30,
		2016	2015
Fixed income securities:
U.S. Treasury Securities	I	$26,102	$19,873
U.S. corporate bonds	II	54,945	48,538
Foreign issued corporate bonds	II	12,161	13,427
Municipal bonds	II	236	196
Money market accounts	I	16,817	17,562
Total investments measured at fair value		$110,261	$99,596
Contributions for Qualified Defined Benefit Pension Plans
During the year ended June 30, 2016, MSG Networks contributed $3,700 to the Cash Balance Pension Plan and the Company contributed $220 to the Union Plan. The Company expects to contribute $11,000 and $240 to the Cash Balance Pension Plan and Union Plan, respectively, in fiscal year 2017.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2017	$11,570	$231
Fiscal year ending June 30, 2018	7,690	253
Fiscal year ending June 30, 2019	7,430	291
Fiscal year ending June 30, 2020	7,240	330
Fiscal year ending June 30, 2021	6,930	398
Fiscal years ending June 30, 2022 – 2026	39,830	2,540
Defined Contribution Pension Plans
Prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Savings Plan (renamed The Madison Square Garden 401(k) Savings Plan) and the MSG Holdings, L.P. Excess Savings Plan (collectively, the “Savings Plans”). In connection with the Distribution, The Madison Square Garden 401(k) Savings Plan was converted into a multiple employer plan and, pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the years ended June 30, 2016, 2015 and 2014, expenses related to the Savings Plans, excluding expenses related to MSG Networks employees, included in the accompanying consolidated and combined statements of operations were $4,191, $3,080 and $2,855, respectively. These amounts include $89, $317 and $269 of expenses related to the Company’s corporate employees which were allocated to MSG Networks for the years ended June 30, 2016, 2015 and 2014, respectively.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Union Plan (renamed The Madison Square Garden 401(k) Union Plan, the “Union Savings Plan”). In connection with the Distribution, the Union Savings Plan was converted into a multiple employer plan and, pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the years ended June 30, 2016, 2015 and 2014, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $676, $724 and $560, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of CBAs.
Multiemployer Defined Benefit Pension Plans
The multiemployer defined benefit pension plans to which the Company contributes generally provide for retirement and death benefits for eligible union-represented employees based on specific eligibility/participant requirements, vesting periods and benefit formulas. The risks to the Company of participating in these multiemployer defined benefit pension plans are different from single-employer defined benefit pension plans in the following aspects:

•	Assets contributed to a multiemployer defined benefit pension plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to a multiemployer defined benefit pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in some of these multiemployer defined benefit pension plans, the Company may be required to pay those plans an amount based on the Company's proportion of the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer defined benefit pension plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

The following table outlines the Company's participation in multiemployer defined benefit pension plans for the years ended June 30, 2016, 2015 and 2014, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2016 and 2015 relates to the plan's two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan's actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

			PPA Zone Status		FIP/RP Status Pending / Implemented	Madison Square Garden Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2016	2015		2016	2015	2014	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players' Pension Plan	13-5582586	003	Yellow as of 2/1/2015	Yellow as of 2/1/2014	Implemented	$1,814	$1,853	$1,687	No	6/2021 (with certain termination rights becoming effective 6/2017)
Pension Fund of Local No. 1 of I.A.T.S.E.	13-6414973	001	Green as of 12/31/2014	Green as of 12/31/2013	No	2,236	2,380	2,120	No	9/30/2016 - 2/28/2018
The Pension, Hospitalization and Benefit Plan of the Electrical Industry – Pension Trust Fund	13-6123601	001	Green as of 9/30/2015	Green as of 9/30/2014	No	2,533	2,458	2,051	No	6/30/2016
All Other Multiemployer Defined Benefit Pension Plans						3,026	2,966	2,342
						$9,609	$9,657	$8,200
The Company was listed in the following plans’ Form 5500’s as providing more than 5 percent of the total contributions for the following plans and plan years:

Fund Name	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan's Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	December 31, 2014, 2013 and 2012
Pension Fund of Wardrobe Attendants Union Local 764	December 31, 2014, 2013 and 2012
32BJ/Broadway League Pension Fund	December 31, 2014, 2013 and 2012
Pension Fund of Moving Picture Machine Operators Union of Greater New York, Local 306	December 31, 2013 and 2012
Treasurers and Ticket Sellers Local 751 Pension Fund	August 31, 2015
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $5,649, $5,794 and $5,019 for the years ended June 30, 2016, 2015 and 2014, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $13,429, $12,828 and $9,912 for the years ended June 30, 2016, 2015 and 2014, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
Note 10. Share-based Compensation
In connection with the Distribution, the Company adopted its 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights and other equity-based awards. The Company may grant awards for up to 2,650 shares of Madison Square Garden Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Madison Square Garden Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of the Company's

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 160 shares of Madison Square Garden Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death.
Treatment After the Distribution of Share-based Payment Awards Initially Granted Under MSG Networks Equity Award Programs
Prior to the Distribution, certain Company employees and non-employee directors, as well as employees and non-employee directors of MSG Networks (some of whom are employees or directors of the Company) participated in MSG Networks’ equity award programs (“MSG Networks Stock Plans”). In connection with the Distribution, each holder of MSG Networks stock options at the Distribution date received Company stock options based on the one for three distribution ratio (i.e., one share of the Company’s Class A Common Stock for every three shares of MSG Networks Class A Common Stock). The existing exercise price was allocated between the existing MSG Networks options and the Company’s new options based upon the ten-day volume-weighted average prices of the MSG Networks Class A Common Stock and the Company’s Class A Common Stock, taking into account the one for three distribution ratio. As a result of this adjustment, 25.64% of the pre-Distribution exercise price of options was allocated to the MSG Networks options and 74.36% was allocated to the new Company options. The options with respect to the Company’s Class A Common Stock were issued under the Employee Stock Plan or the Non-Employee Director Plan, as applicable.
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
Share-based Compensation Expense
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year vesting subject to continued employment. For MSG PSUs, the Company did not recognize share-based compensation expense during the first quarter of fiscal year 2016 as the performance conditions were not yet determined and therefore there was not a grant date for accounting purposes. On December 18, 2015, the Company’s Compensation

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Committee approved the conversion of the awards to three-year, time-vested awards. Such awards will cliff-vest on the third anniversary of the original grant date without a performance condition (other than conditions to satisfy tax deductibility for executive officers). As such, the Company began recognizing share-based compensation expense during the second quarter of fiscal year 2016.
Share-based compensation expense, reduced for estimated forfeiture, was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses. The following table presents the share-based compensation, reduced for estimated forfeiture, recorded during the years ended June 30, 2016, 2015 and 2014.

	Years Ended June 30,
	2016	2015	2014
Company RSUs	$18,404	$—	$—
MSG Networks RSUs	6,072	10,306	13,698
Total share-based compensation expense	$24,476	$10,306	$13,698
As of June 30, 2016, there was $49,336 of unrecognized compensation cost related to unvested RSUs held by the Company employees. The cost is expected to be recognized over a weighted-average period of 2.0 years for unvested RSUs. There were no costs related to share-based compensation that were capitalized.
Share Units Award Activity
The following table summarizes activity relating to the Company’s RSUs from Distribution to June 30, 2016:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of September 30, 2015	103	19	$134.45
Granted	125	297	$176.04
Vested	(12)	—	$170.99
Forfeited	(44)	(3)	$157.02
Unvested award balance as of June 30, 2016	172	313	$167.51
The fair value of RSUs that vested during the year ended June 30, 2016 was $2,164. Upon delivery, RSUs granted under the MSG Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 2 of these RSUs, with an aggregate value of $281 were retained by the Company.
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
From the date of the authorization of the repurchase program through June 30, 2016, the Company has repurchased 679 shares (based on the settlement date of such trades) for a total cost of $105,736, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of June 30, 2016. As of June 30, 2016, the Company had $419,278 of availability remaining under its stock repurchase authorization.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 12. Related Party Transactions
As of June 30, 2016, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.7% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.4% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”).
In connection with the Distribution, the Company has entered into various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and the TSA.
Additionally, the Company has various agreements with Cablevision. These agreements include arrangements with respect to a number of ongoing commercial relationships. On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred, which resulted in members of the Dolan Family no longer being controlling stockholders of the surviving company, Altice USA. Accordingly, Altice USA is not a related party of the Company, and thus the related party transactions disclosed herein that relate to Cablevision were recognized prior to June 21, 2016.
On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), AMC Networks and MSG Networks providing for the sharing of certain expenses associated with executive office space which will be available to James L. Dolan (the Executive Chairman and a director of the Company and MSG Networks and a director of AMC Networks), Charles F. Dolan (the Executive Chairman and a director of AMC Networks and a director of the Company and MSG Networks), and the DFO which is controlled by Charles F. Dolan. The Company’s share of initial set-up costs and office expenses is not material in this reporting period.
Beginning in June 2016, the Company agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs, for the Company’s Executive Chairman and Vice Chairman with MSG Networks and AMC Networks.
The Company also has certain arrangements with its nonconsolidated affiliates.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company's affiliates primarily with MSG Networks and Cablevision. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the years ended June 30, 2016, 2015 and 2014:

	Years Ended June 30,
	2016	2015	2014
Revenues	$153,538	$88,051	$79,707
Operating expenses (credits):
Corporate general and administrative, net — MSG Networks	$(38,122)	$(56,999)	$(57,586)
Corporate general and administrative, net — Cablevision	2,838	1,669	2,823
Consulting fees	3,444	—	—
Advertising	1,609	4,821	2,986
Telephone and other fiber optic transmission services	1,576	1,536	1,225
Other, net	1,252	1,269	1,014

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

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
Corporate General and Administrative Expense, net - MSG Networks
The Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. Prior to the Distribution, allocations of corporate overhead and shared services expense were based on direct usage or the relative proportion of revenue or headcount. In addition, the Company’s Sports and Entertainment segments charged MSG Networks for various services performed on behalf of Former Parent. The amounts for the years ended June 30, 2015 and 2014 are presented net of charges of $2,935 and $2,423 received from MSG Networks for services rendered to the Company’s Sports and Entertainment segments.
Furthermore, for the year ended June 30, 2016, Corporate general and administrative expense, net - MSG Networks amounts reflect charges from the Company to MSG Networks under the TSA of $6,595, net of general and administrative costs charged to the Company by MSG Networks.
Corporate General and Administrative Expenses, net - Cablevision
Amounts are charged to the Company for corporate general and administrative expenses pursuant to administrative and other service agreements with Cablevision.
Consulting Fees
The Company pays AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services. The amounts disclosed above exclude $5,000 paid to AMSGE for work performed towards securing the right to lease property to be developed in Las Vegas. That amount is included in other assets in the accompanying consolidated balance sheet as of June 30, 2016 and will be amortized over the term of the lease.
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
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges relating to a reciprocal aircraft arrangement between the Company and each of Cablevision and the DFO.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

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
Cash Management
Historically, MSG Networks used a centralized approach to cash management and financing of operations. The Company’s cash was available for use and was regularly “swept” by MSG Networks at its discretion. Transfers of cash both to and from MSG Networks are included as components of MSG Networks’ investment on the consolidated and combined statements of stockholders’ equity. The primary components of the net transfers to/from MSG Networks are cash pooling/general financing activities, various expense allocations to/from MSG Networks, and receivables/payables from/to MSG Networks deemed to be effectively net settled at the Distribution date.
MSG Networks’ Investment
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 13. Income Taxes
For the periods prior to the Distribution, the Company did not file separate tax returns as the Company was included in the tax grouping of other MSG Networks entities within the respective entity’s tax jurisdiction. The income tax provision included in these periods has been calculated using the separate return basis, as if the Company filed a separate tax return.
Income tax expense (benefit) is comprised of the following components:

	Years Ended June 30,
	2016	2015	2014
Current expense:
Federal	$—	$—	$—
State and other	—	—	—
	—	—	—
Deferred expense (benefit):
Federal	325	288	1,110
State and other	(28)	148	587
	297	436	1,697
Income tax expense	$297	$436	$1,697
The income tax expense differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2016	2015	2014
Federal tax benefit at statutory federal rate	$(26,948)	$(14,087)	$(40,333)
State income taxes, net of federal benefit	(6,843)	(3,334)	(10,602)
Change in the estimated applicable corporate tax rate used to determine deferred taxes	(192)	699	350
Nondeductible disability insurance premiums expense	1,806	1,349	2,201
Tax effect of pre-distribution earnings	519	—	—
Federal tax credits	(426)	(1,426)	(9,640)
Change in valuation allowance (a)	31,301	16,260	58,846
Nondeductible expenses and other	1,080	975	875
Income tax expense	$297	$436	$1,697
_________________

(a)
For the year ended June 30, 2016, the valuation allowance reflects an increase on the Company's net deferred tax asset related to the current year activity from the time of the Distribution. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company's business. This initially created a deferred tax asset on which the Company recorded a full valuation allowance at the time of the Distribution as it was more likely than not that the deferred tax asset would not be realized.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2016 and 2015 are as follows:

	June 30,
	2016	2015
Deferred tax asset:
Net operating loss carryforwards	$109,074	$104,279
Tax credit carryforwards	426	15,965
Accrued employee benefits	92,799	99,510
Accrued expenses	32,605	25,983
Restricted stock and stock options	15,556	11,784
Other	9,263	9,740
Total deferred tax assets	$259,723	$267,261
Less valuation allowance	(190,602)	(171,336)
Net deferred tax assets	$69,121	$95,925

Deferred tax liabilities:
Intangible and other assets	$(199,308)	$(201,479)
Property and equipment	(25,364)	(43,055)
Deferred production costs	(4,898)	(15,526)
Prepaid expenses	(9,248)	(8,601)
Investments	(24,886)	(21,548)
Total deferred tax liabilities	$(263,704)	$(290,209)

Net deferred tax liability (a) (b)	$(194,583)	$(194,284)
_________________

(a)
Net deferred tax liability is presented net of current deferred tax assets of $12,660 as of June 30, 2015. Current deferred tax assets are recorded in other current assets in the accompanying combined balance sheets as of June 30, 2015.

(b)
For the balance sheet presentation as of June 30, 2016, the Company applies ASU No. 2015-17 and classify all deferred tax assets and liabilities as non-current. See “Note 2. Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncement” for further details about the adoption of ASU No. 2015-17.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences carryforwards. At this time, based on current facts and circumstances, management believes that it is not more likely than not that the Company will realize the benefit for its net deferred tax asset excluding the deferred tax liability on indefinite lived intangibles, and a valuation allowance has been recorded on the same.
Presenting the income tax expense and deferred taxes on a separate return basis results in the creation of net operating loss carryforwards reflected in the net deferred tax liability for the period beginning June 30, 2012 and ended June 30, 2015. For periods subsequent to the Distribution date, these net operating loss and tax credit carryforwards reflect amounts generated by the stand-alone Company beginning with the Distribution date. The federal and state income tax net operating loss carryforwards of $239,000 and $258,000, respectively will primarily expire in 2036. The expected benefit from these net operating loss carryforwards is recorded as a deferred tax asset of $109,074. At this time, based on current facts and circumstances, management believes that it is not more likely than not that the Company will realize the benefit for its federal and state net operating loss deferred tax asset, therefore a full valuation allowance has been recorded.
The operations of the Company were included in the consolidated federal income tax returns of MSG Networks for all periods

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

prior to the Distribution date. Such inclusion results in utilization of losses each year to offset the taxable income of other members in MSG Networks’ federal consolidated group that are not included in these financial statements. Subsequent to the Distribution, any net operating losses generated by the Company are included as a deferred tax asset.
The Company does not have any recorded unrecognized tax benefit for uncertain tax positions as of June 30, 2016 and 2015.
Note 14. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of an operating segment. The Company has evaluated this guidance and determined that there are two reportable segments based upon the information provided to its chief operating decision maker. The Company allocates certain corporate costs to each of its reportable segments. In addition, the Company allocates its venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense related to The Garden, The Theater at Madison Square Garden, and the Forum is not allocated to the reportable segments and is reported in “All other.”
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
AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. The Company has presented the components that reconcile AOCF to operating income (loss), the most directly comparable GAAP financial measure.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

	Year ended June 30, 2016
	MSG Entertainment		MSG Sports	All Other		Total
Revenues	$415,390		$699,062	$859		$1,115,311
Direct operating expenses	341,637	(a)	396,220	—		737,857
Selling, general and administrative expenses	96,204		182,131	55,268	(b)	333,603
Add back: share-based compensation expense	7,870		10,316	6,290		24,476
AOCF	(14,581)		131,027	(48,119)		68,327
Depreciation and amortization	9,884		10,957	81,641	(c)	102,482
Share-based compensation expense	7,870		10,316	6,290		24,476
Operating income (loss)	$(32,335)		$109,754	$(136,050)		$(58,631)
Loss in equity method investments						(19,099)
Interest income						6,782
Interest expense						(2,028)
Miscellaneous expense					(d)	(4,017)
Loss from operations before income taxes						$(76,993)
Other information:
Capital expenditures	$4,974		$4,578	$62,164	(e)	$71,716

	Year ended June 30, 2015
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$414,161	$656,683	$707		$1,071,551
Direct operating expenses	307,373	417,508	—		724,881
Selling, general and administrative expenses	69,215	144,770	24,333	(b)	238,318
Add back: share-based compensation expense	3,616	3,601	3,089	(f)	10,306
AOCF	41,189	98,006	(20,537)		118,658
Depreciation and amortization	10,321	19,089	79,348	(c)	108,758
Share-based compensation expense	3,616	3,601	3,089		10,306
Operating income (loss)	$27,252	$75,316	$(102,974)		$(406)
Loss in equity method investments					(40,590)
Interest income					3,056
Interest expense					(2,498)
Miscellaneous income					190
Loss from operations before income taxes					$(40,248)
Other information:
Capital expenditures	$5,665	$4,513	$53,905	(e)	$64,083

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Year ended June 30, 2014
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$300,998	$612,071	$546		$913,615
Direct operating expenses	233,116	481,713	(4)		714,825
Selling, general and administrative expenses	68,036	129,986	23,087		221,109
Add back: share-based compensation expense	4,397	5,606	3,695	(f)	13,698
AOCF	4,243	5,978	(18,842)		(8,621)
Depreciation and amortization	9,900	12,225	69,584	(c)	91,709
Share-based compensation expense	4,397	5,606	3,695		13,698
Operating loss	$(10,054)	$(11,853)	$(92,121)		$(114,028)
Loss in equity method investments					(1,323)
Interest income					1,548
Interest expense					(1,528)
Miscellaneous income					95
Loss from operations before income taxes					$(115,236)
Other information:
Capital expenditures	$6,130	$4,674	$294,062	(e)	$304,866
_________________

(a)
MSG Entertainment’s direct operating expenses for the year ended June 30, 2016 include a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the production now called the New York Spectacular Starring the Radio City Rockettes.

(b)
Consists of unallocated corporate general and administrative costs. Corporate general and administrative costs for the year ended June 30, 2016 include approximately $6,900 of reorganization costs which primarily consist of severance and related benefits. Such costs are expected to be paid during fiscal year 2017.

(c)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(d)	Miscellaneous expenses for the year ended June 30, 2016 primarily include partial write-down of one of the Company’s cost method investments (see Note 4).

(e)
Capital expenditures for the year ended June 30, 2016 are primarily associated with the purchase of a new aircraft, as well as certain investments with respect to The Garden. Capital expenditures for the years ended June 30, 2015 and 2014 are primarily associated with certain investments with respect to The Garden and the Forum.

(f)	The amounts for the years ended June 30, 2015 and 2014 include executive management transition costs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The table below sets forth, for the periods presented, the Company’s consolidated revenues for the year ended June 30, 2016 and combined revenues for the years ended June 30, 2015 and 2014 by component.

	Years Ended June 30,
	2016	2015	2014
Revenues
Event-related revenues (a)	$834,213	$816,300	$680,909
Media rights revenues (b)	179,816	129,081	118,051
Advertising sales commission, sponsorship and signage revenues (c)	68,661	50,451	38,908
All other revenues (d)	32,621	75,719	75,747
	$1,115,311	$1,071,551	$913,615
_________________

(a)
Primarily consists of professional sports teams’, entertainment and other live sporting events revenue. These amounts include ticket sales, other ticket-related revenue, food, beverage and merchandise sales, venue license fees, and event-related sponsorship and signage revenues.

(b)	Primarily consists of telecast rights fees from MSG Networks and the Company’s share of league distributions.

(c)	Amounts exclude event-related sponsorship and signage revenues.

(d)	Primarily consists of playoff revenue, which includes ticket sales, food, beverage and merchandise sales, and suite rental fees.
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 15. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in commercial paper, money market accounts and time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.
The following individual non-affiliated customers accounted for the following percentages of the Company’s consolidated accounts receivable balances:

	June 30,
	2016	2015
Customer A	14%	20%
Customer B	4%	11%
The Company did not have a single non-affiliated customer that represented 10% or more of its consolidated revenues for the years ended June 30, 2016, 2015 and 2014. Revenues from MSG Networks amounted to $144,947, $80,999 and $72,535 for the years ended June 30, 2016, 2015 and 2014, which represent 13%, 8% and 8%, respectively, of the Company’s consolidated revenues (see Note 12).
As of June 30, 2016, approximately 6,000 full-time and part-time employees, who represent a substantial portion of the Company’s workforce, are subject to CBAs. Approximately 6% are subject to CBAs that expired as of June 30, 2016 and approximately 55% are subject to CBAs that will expire by June 30, 2017 if they are not extended prior thereto.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 16. Interim Financial Information (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended June 30, 2016 and 2015:

	Three Months Ended				Year ended June 30, 2016
	September 30,	December 31,	March 31,	June 30,
	2015	2015	2016	2016
Revenues	$150,381	$410,838	$336,328	$217,764	$1,115,311
Operating expenses	154,958	361,799	393,264	263,921	1,173,942
Operating income (loss)	$(4,577)	$49,039	$(56,936)	$(46,157)	$(58,631)
Net income (loss)	$(1,603)	$43,488	$(60,756)	$(58,419)	$(77,290)
Basic earnings (loss) per common share	$(0.06)	$1.74	$(2.47)	$(2.39)	$(3.12)
Diluted earnings (loss) per common share	$(0.06)	$1.74	$(2.47)	$(2.39)	$(3.12)

	Three Months Ended				Year ended June 30, 2015
	September 30,	December 31,	March 31,	June 30,
	2014	2014	2015	2015
Revenues	$118,916	$396,814	$300,856	$254,965	$1,071,551
Operating expenses	153,976	356,895	310,440	250,646	1,071,957
Operating income (loss)	$(35,060)	$39,919	$(9,584)	$4,319	$(406)
Net income (loss)	$(37,730)	$9,636	$(11,471)	$(1,119)	$(40,684)
Basic earnings (loss) per common share	$(1.51)	$0.39	$(0.46)	$(0.04)	$(1.63)
Diluted earnings (loss) per common share	$(1.51)	$0.39	$(0.46)	$(0.04)	$(1.63)