Form 10-Q
period 2016-09-30
Madison Square Garden Co
filed 2016-11-04
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2016:

Class A Common Stock par value $0.01 per share	—	19,432,739
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,294,081	$1,444,317
Restricted cash	14,746	27,091
Accounts receivable, net	88,328	75,998
Net related party receivables, current	6,035	4,079
Prepaid expenses	48,745	27,031
Other current assets	29,499	25,337
Total current assets	1,481,434	1,603,853
Net related party receivables, noncurrent	—	1,710
Investments and loans to nonconsolidated affiliates	265,462	263,546
Property and equipment, net of accumulated depreciation and amortization of $565,295 and $540,801 as of September 30, 2016 and June 30, 2016, respectively	1,142,513	1,160,609
Amortizable intangible assets, net	25,913	15,729
Indefinite-lived intangible assets	166,850	166,850
Goodwill	289,704	277,166
Other assets	87,795	54,487
Total assets	$3,459,671	$3,543,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,841	$13,935
Net related party payables	3,936	15,275
Accrued liabilities:
Employee related costs	71,144	119,357
Other accrued liabilities	106,884	133,832
Deferred revenue	433,512	332,416
Total current liabilities	633,317	614,815
Defined benefit and other postretirement obligations	56,106	66,035
Other employee related costs	24,979	32,921
Deferred tax liabilities, net	194,775	194,583
Other liabilities	48,498	49,175
Total liabilities	957,675	957,529
Commitments and contingencies (see Note 7)
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,432 and 19,777 shares outstanding as of September 30, 2016 and June 30, 2016, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2016 and June 30, 2016	45	45
Preferred stock, par value $0.01,15,000 shares authorized; none outstanding as of September 30, 2016 and June 30, 2016	—	—
Additional paid-in capital	2,800,545	2,806,352
Treasury stock, at cost, 1,015 and 671 shares as of September 30, 2016 and June 30, 2016, respectively	(166,928)	(101,882)
Accumulated deficit	(104,313)	(75,687)
Accumulated other comprehensive loss	(38,663)	(42,611)
Total The Madison Square Garden Company stockholders’ equity	2,490,890	2,586,421
Noncontrolling interests	11,106	—
Total equity	2,501,996	2,586,421
Total liabilities and equity	$3,459,671	$3,543,950

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2015
Revenues (a)	$181,695	$150,381

Operating expenses:
Direct operating expenses (b)	111,407	71,350
Selling, general and administrative expenses (c)	77,021	58,368
Depreciation and amortization	26,110	25,240
Operating loss	(32,843)	(4,577)
Other income (expense):
Earnings (loss) in equity method investments	(994)	2,679
Interest income (d)	2,399	957
Interest expense	(410)	(540)
	995	3,096
Loss from operations before income taxes	(31,848)	(1,481)
Income tax benefit (expense)	2,934	(122)
Net loss	(28,914)	(1,603)
Less: Net loss attributable to noncontrolling interests	(288)	—
Net loss attributable to The Madison Square Garden Company’s stockholders	$(28,626)	$(1,603)

Basic loss per common share attributable to The Madison Square Garden Company’s stockholders	$(1.19)	$(0.06)
Diluted loss per common share attributable to The Madison Square Garden Company’s stockholders	$(1.19)	$(0.06)
Weighted-average number of common shares outstanding:
Basic	24,054	24,928
Diluted	24,054	24,928
_________________

(a)	Include revenues from related parties of $33,841 and $33,559 for the three months ended September 30, 2016 and 2015, respectively.

(b)	Include net charges from (to) related parties of $214 and $(1,071) for the three months ended September 30, 2016 and 2015, respectively.

(c)	Include net charges to related parties of $(1,588) and $(29,572) for the three months ended September 30, 2016 and 2015, respectively.

(d)
Includes interest income from MSG Networks of $307 for the three months ended September 30, 2015. In addition, interest income includes interest income from nonconsolidated affiliates of $865 and $635 for the three months ended September 30, 2016 and 2015, respectively.

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2016		2015
Net loss		$(28,914)		$(1,603)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—		$(602)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	344		299
Amortization of net prior service credit included in net periodic benefit cost	(12)	332	(17)	(320)
Net changes related to available-for-sale securities		6,742		—
Other comprehensive income (loss), before income taxes		7,074		(320)
Income tax expense related to items of other comprehensive income		(3,126)		—
Other comprehensive income (loss)		3,948		(320)
Comprehensive loss		(24,966)		(1,923)
Less: Comprehensive loss attributable to noncontrolling interests		(288)		—
Comprehensive loss attributable to The Madison Square Garden Company’s stockholders		$(24,678)		$(1,923)
See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(28,914)	$(1,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,110	25,240
Benefit from deferred income taxes	(3,126)	—
Share-based compensation expense	8,355	3,105
Loss (earnings) in equity method investments	994	(2,679)
Provision for doubtful accounts	(206)	14
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(12,226)	(6,381)
Net related party receivables	(1,006)	(37,537)
Prepaid expenses and other assets	(14,742)	(39,816)
Accounts payable	3,760	2,609
Net related party payables	(11,339)	(241)
Accrued and other liabilities	(90,255)	(55,940)
Deferred revenue	100,753	111,361
Deferred income taxes	192	122
Net cash used in operating activities	(21,650)	(1,746)
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(8,342)	(52,282)
Payments for acquisition of assets	(1,000)	(2,000)
Payments to acquire available-for-sale securities	(23,099)	—
Payments for acquisition of a business, net of cash acquired	(13,468)	—
Investments and loans to nonconsolidated affiliates	(2,633)	(16,479)
Capital distribution from equity-method investments	—	148
Net cash used in investing activities	(48,542)	(70,613)
Cash flows from financing activities:
Net transfers from MSG Networks and MSG Networks’ subsidiaries	—	1,525,241
Repurchases of common stock	(72,277)	—
Taxes paid in lieu of shares issued for equity-based compensation	(6,207)	—
Payments for financing costs	(1,560)	—
Net cash provided by (used in) financing activities	(80,044)	1,525,241
Net increase (decrease) in cash and cash equivalents	(150,236)	1,452,882
Cash and cash equivalents at beginning of period	1,444,317	14,211
Cash and cash equivalents at end of period	$1,294,081	$1,467,093
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$168	$197
Capital expenditures incurred but not yet paid	3,250	10,864
Non-cash transfers resulting from the Distribution, net	—	(2,500)

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total The Madison Square Garden Company Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2016	$249	$2,806,352	$(101,882)	$(75,687)	$(42,611)	$2,586,421	$—	$2,586,421
Net loss	—	—	—	(28,626)	—	(28,626)	(288)	(28,914)
Other comprehensive income	—	—	—	—	3,948	3,948	—	3,948
Comprehensive loss						(24,678)	(288)	(24,966)
Share-based compensation	—	8,409	—	—	—	8,409	—	8,409
Tax withholding associated with shares issued for equity-based compensation	—	(5,653)	(1,332)	—	—	(6,985)	—	(6,985)
Common stock issued under stock incentive plans	—	(8,563)	8,563	—	—	—	—	—
Repurchases of common stock	—	—	(72,277)	—	—	(72,277)	—	(72,277)
Noncontrolling interests from acquisition	—	—	—	—	—	—	11,394	11,394
Balance as of September 30, 2016	$249	$2,800,545	$(166,928)	$(104,313)	$(38,663)	$2,490,890	$11,106	$2,501,996

	Common Stock Issued	MSG Networks’ Investment	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Total The Madison Square Garden Company Stockholders’ Equity
Balance as of June 30, 2015	$—	$1,263,490	$—	$(40,215)	$1,223,275
Net loss	—	(1,603)	—	—	(1,603)
Other comprehensive loss				(320)	(320)
Comprehensive loss					(1,923)
Net increase in MSG Networks’ investment	—	1,525,982	—	—	1,525,982
Conversion of MSG Networks’ investment	249	(2,787,869)	2,787,620	—	—
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	—	—	—	5,896	5,896
Balance as of September 30, 2015	$249	$—	$2,787,620	$(34,639)	$2,753,230

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated and Combined Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues. MSG Entertainment also includes the Company's original productions — Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”) and New York Spectacular Starring The Radio City Rockettes (“New York Spectacular”) — as well as Boston Calling Events, the live events production company that owns and operates the Boston Calling Music Festival. MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA Development League (the “NBADL”). The MSG Sports segment is also home to a broad array of other live sporting events, including professional boxing, college basketball, professional bull riding, mixed martial arts, tennis and college wrestling, all of which the Company promotes, produces and/or presents.
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
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks” or “Former Parent”), formerly known as The Madison Square Garden Company. On September 11, 2015, MSG Networks’ board of directors approved the distribution of all the outstanding common stock of Madison Square Garden to MSG Networks’ shareholders (the “Distribution”), which occurred on September 30, 2015. See Note 1 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for more information regarding the Distribution to its common stockholders.
Basis of Presentation
The accompanying unaudited consolidated and combined interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company’s fiscal year.
For the periods after the Distribution, the financial information disclosed is presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. For the periods prior to the Distribution, the financial information was prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution. See Note 1 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for more information regarding the basis of presentation for periods before and after the Distribution.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The combined statement of operations for the three months ended September 30, 2015 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone public company during the periods presented on a combined basis. Actual costs that would have been incurred if the Company had been a separate, standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
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
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the Financial Statements to be reasonable.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Summary of Significant Accounting Policies
The following is an update to the Company's Summary of Significant Accounting Policies disclosed in its Annual Report on Form 10-K for the year ended June 30, 2016:
Business Combinations
The acquisition method of accounting for business combinations requires the management to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company is allowed to adjust the provisional amounts recognized for a business combination).
Under the acquisition method of accounting, the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, which is also measured at fair value if the consideration is non-cash, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete a business combination such as investment banking, legal and other professional fees are not considered part of consideration and the Company charges these costs to selling, general and administrative expense as they are incurred. In addition, the Company recognizes measurement-period adjustments in the period in which the amount is determined, including the effect on earnings of any amounts the Company would have recorded in previous periods if the accounting had been completed at the acquisition date.
On July 1, 2016, the Company acquired a controlling interest in Boston Calling Events, LLC (“BCE”). In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and ASC Topic 810, Consolidation, the financial position of BCE has been consolidated to the Company’s consolidated balance sheet as of September 30, 2016. The results of operations for BCE have been included in the Company’s consolidated results of operations from the date of acquisition in the MSG Entertainment segment. The relevant amounts attributable to investors other than the Company are reflected under “Noncontrolling interests” and “Net loss attributable to noncontrolling interests” on the accompanying consolidated balance sheet and consolidated statement of operations, respectively.
See Note 3 for more information regarding the Company’s acquisition of BCE.
Revenue Recognition
Deferred revenue reported in the accompanying consolidated balance sheets as of September 30, 2016 and June 30, 2016 includes amounts due to the third-party promoters of $40,965 and $45,877, respectively.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (each a “VIE”) or voting interest entities, (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. This standard was adopted by the Company in the first quarter of fiscal year 2017. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard was adopted by the Company in the first quarter of fiscal year 2017 on a prospective basis for all arrangements entered into or materially modified after July 1, 2017. The adoption

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

of the standard did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard under ASU No. 2014-09. ASU No. 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the principle in ASU No 2014-09 for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately. ASU No 2016-10 also clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract and allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at transition, and technical correction. Early adoption of ASU No. 2014-09 and the related updates discussed above is permitted and the Company can early adopt ASU No. 2014-09 and the related updates beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 and the related updates will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact the standard and updates will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842)(“ASU No. 2016-02”), which supersedes existing guidance on accounting for leases in FASB ASC Topic 840, Leases. The new standard requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities. The new standard also requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date. The standard will be effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This standard requires the income tax effects of all awards to be recognized in the statement of operations when the awards vest or are settled. This standard also allows an employer to repurchase more of an employee’s shares

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

for tax withholding purposes than currently allowable, without triggering liability accounting, and provides companies with the option to make a policy election to account for forfeitures as they occur. In addition, this standard requires companies to present excess tax benefits as operating activity rather than as financing activity on the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This standard addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Acquisitions
BCE Acquisition
On July 1, 2016, in connection with the Company’s strategy to broaden its live experience offerings, the Company acquired a controlling interest in BCE, the live events production company that owns and operates the Boston Calling Music Festival. The Company acquired net tangible assets of $2,221. In addition, based on the purchase price allocation, the Company recognized $11,800 of amortizable intangible assets and $12,538 of goodwill. See Note 6 for more information regarding the intangible assets and goodwill recognized in this acquisition. The estimated fair value of the noncontrolling interest of $11,394 was based on the present value of future cash flows, adjusted for the lack of control and lack of marketability associated with the noncontrolling interests and was classified within Level III of the fair value hierarchy as they were valued using unobservable inputs. An additional escrow payment in the amount of $1,750 was made for potential future contingent consideration. The Company’s purchase price allocation for the BCE acquisition is preliminary and subject to revision as additional information related to the fair value of the identifiable net assets and noncontrolling interests becomes available. The amounts of revenue and earnings of BCE since the acquisition date included in the Company’s consolidated statement of operations for the reporting period were not material. Pro forma information is not provided since the acquisition was not material when compared with the Company’s consolidated financial statements.
Investment in Townsquare Media, Inc.
On August 16, 2016, the Company acquired 3,208 shares, or approximately 12%, of the common stock of Townsquare Media, Inc. (“Townsquare”) for approximately $23,099 in cash. Townsquare is a leading media, entertainment and digital marking solutions company that is listed on the New York Stock Exchange under the symbol “TSQ.” This investment is reported in the accompanying consolidated balance sheet as of September 30, 2016 in other assets, and is classified as available-for-sale securities in accordance with ASC Topic 320, Investments — Debt and Equity Securities. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in stockholders’ equity. See Note 8 for more information on the fair value of the investment in Townsquare.
Note 4. Team Personnel Transaction
Direct operating expenses in the accompanying consolidated statement of operations include a provision for a transaction relating to a player trade and amounted to $5,010 for the three months ended September 30, 2016.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under equity method and cost method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, and ASC Topic 325, Investments - Other, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan		Total
September 30, 2016
Azoff MSG Entertainment LLC (“AMSGE”) (a)	50%	$109,294	$97,500		$206,794
Brooklyn Bowl Las Vegas, LLC (“BBLV”) (a)	(b)	—	2,662	(d)	2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”) (a)	50%	16,491	13,103	(e)	29,594
Fuse Media LLC (“Fuse Media”)(a)	15%	20,809	—		20,809
Other (c)		3,925	1,678		5,603
Total investments and loans to nonconsolidated affiliates		$150,519	$114,943		$265,462

June 30, 2016
AMSGE (a)	50%	$112,147	$97,500		$209,647
BBLV (a)	(b)	—	2,662	(d)	2,662
Tribeca Enterprises (a)	50%	13,736	10,395	(e)	24,131
Fuse Media (a)	15%	21,634	—		21,634
Other (c)		3,794	1,678		5,472
Total investments and loans to nonconsolidated affiliates		$151,311	$112,235		$263,546
_________________

(a)	Denotes that such investment is accounted for under the equity method of accounting.

(b)
The Company is entitled to receive back its capital, which was 74% of BBLV's total capital as of September 30, 2016 and June 30, 2016, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(c)	Denotes that such investments are accounted for under the cost method of accounting.

(d)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $62 as of September 30, 2016 and June 30, 2016.

(e)	Includes $95 of outstanding payments-in-kind (“PIK”) interest as of September 30, 2016 and June 30, 2016. PIK interest owed does not reduce availability under the revolving credit facility.
Note 6. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of September 30, 2016 and June 30, 2016 are as follows:

	September 30, 2016	June 30, 2016
MSG Entertainment	$71,517	$58,979
MSG Sports	218,187	218,187
	$289,704	$277,166
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for either of its reporting units. The increase in the carrying amount of goodwill, as compared to June 30, 2016, in the MSG Entertainment segment was due to the preliminary purchase price allocation adjustment for the BCE acquisition during the first quarter of fiscal year 2017. The goodwill that arose from this acquisition was valued using unobservable inputs within Level III of the fair value hierarchy, primarily from utilizing the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

discounted cash flow model, which is an income-based approach that allocates to goodwill any acquisition costs not specifically assigned to intangibles, fixed assets or working capital. Goodwill recognized in this acquisition is expected to be deductible for tax purposes. See Note 3 for more information on the allocation of the purchase price and goodwill recognized.
The Company’s indefinite-lived intangible assets as of September 30, 2016 and June 30, 2016 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company’s intangible assets subject to amortization are as follows:

September 30, 2016	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(60,493)	$12,631
Other intangibles	16,017	(2,735)	13,282
	$89,141	$(63,228)	$25,913

June 30, 2016	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(59,178)	$13,946
Other intangibles	4,217	(2,434)	1,783
	$77,341	$(61,612)	$15,729
The increase in gross carrying amount of other intangibles, as compared to June 30, 2016, was due to the preliminary purchase price allocation adjustment for the BCE acquisition during the first quarter of fiscal year 2017. Other amortizable intangible assets acquired from this acquisition include festival rights and a tradename with useful lives ranging from 5 to 15 years. Other amortizable intangible assets acquired were valued using unobservable inputs within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow models and relief-from-royalty approach. See Note 3 for more information on the allocation of the purchase price and intangible assets recognized.
Amortization expense for intangible assets was $1,616 and $1,735 for the three months ended September 30, 2016 and 2015, respectively.
Note 7. Commitments and Contingencies
Commitments
As more fully described in Note 7 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, the Company’s commitments consist primarily of (i) the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and (iii) revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises (see Note 5).
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Fair Value Measurements
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, marketable securities and available-for-sale securities:

	Fair Value Hierarchy	September 30, 2016	June 30, 2016
Assets:
Commercial Paper	I	$54,981	$79,968
Money market accounts	I	155,345	159,881
Time deposits	I	1,078,843	1,202,681
Marketable securities	I	—	787
Available-for-sale securities	I	29,964	—
Total assets measured at fair value		$1,319,133	$1,443,317
All assets listed above are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amounts of the Company’s commercial paper, money market accounts and time deposits approximate fair value due to their short-term maturities.
As of September 30, 2016, the carrying value and fair value of the Company’s financial instruments in the accompanying consolidated balance sheet are as follows:

	September 30, 2016		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including interest accruals	$7,100	$7,100	$7,090	$7,090
Marketable securities	—	—	787	787
Available-for-sale securities (a)	29,964	29,964	—	—
_________________

(a)
Aggregate cost basis for available-for-sale securities, including transaction costs, was $23,222 as of September 30, 2016. The unrealized gain recorded in accumulated other comprehensive income was $6,742 as of September 30, 2016.

Note 9. Credit Facilities

Knicks Revolving Credit Facility
On September 30, 2016, New York Knicks, LLC (“Knicks LLC”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “Knicks Credit Agreement”) with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years (the “Knicks Revolving Credit Facility”) to fund working capital needs and for general corporate purposes.
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2016, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including covenant compliance, accuracy of representations and warranties, affirmative covenants and absence of a default. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (a) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (b) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of September 30, 2016.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

All obligations under the Knicks Revolving Credit Facility are secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (a) the Knicks LLC’s membership rights in the NBA and (b) revenues to be paid to the Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements.
Subject to customary notice and minimum amount conditions, Knicks LLC may voluntarily prepay outstanding loans under the Knicks Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Knicks LLC is required to make mandatory prepayments in certain circumstances, including without limitation if the maximum available amount under the Knicks Revolving Credit Facility is greater than 350% of qualified revenues.
In addition to the financial covenant described above, the Knicks Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Knicks Revolving Credit Facility contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Knicks Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Knicks Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
In connection with the entry into the Knicks Revolving Credit Facility, the Company incurred $1,875 for deferred financing costs, which are being amortized to interest expense over the five-year term of the Knicks Revolving Credit Facility. The amount of deferred financing costs of $375 and $1,500 were included in other current assets and other assets, respectively, in the accompanying consolidated balance sheet as of September 30, 2016.
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a one-year term (the “Knicks Unsecured Credit Facility”). This facility was undrawn as of September 30, 2016.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan (a)	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2016	$(42,611)	$—	$(42,611)
Other comprehensive income before reclassifications, before income taxes	—	6,742	6,742
Amounts reclassified from accumulated other comprehensive loss, before income taxes	332	—	332
Income tax expense	(100)	(3,026)	(3,126)
Other comprehensive income	232	3,716	3,948
Balance as of September 30, 2016	$(42,379)	$3,716	$(38,663)

Balance as of June 30, 2015	$(40,215)	$—	$(40,215)
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	5,896	—	5,896
Other comprehensive loss before reclassifications, before income taxes	(602)	—	(602)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	282	—	282
Other comprehensive loss	(320)	—	(320)
Balance as of September 30, 2015	$(34,639)	$—	$(34,639)
________________

(a)
Amounts reclassified from accumulated other comprehensive loss, before income taxes, represents amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 11).

Note 11. Pension Plans and Other Postretirement Benefit Plan
See Note 9 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for more information regarding the Company’s defined benefits pension plans (“Pension Plans”)and postretirement benefit plan (“Postretirement Plan”) as well as the treatment of the Pension Plans and Postretirement Plan before and after the Distribution.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated and combined statements of operations for the three months ended September 30, 2016 and 2015 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost (a)	$23	$1,512	$34	$50
Interest cost (a)	1,240	1,929	41	91
Expected return on plan assets	(596)	(740)	—	—
Recognized actuarial loss	344	299	—	—
Amortization of unrecognized prior service cost (credit)	—	14	(12)	(31)
Net periodic benefit cost (a)	$1,011	$3,014	$63	$110

(a)
Effective July 1, 2016, the Company changed the approach used to measure service and interest cost components of net periodic benefit costs for Pension Plans and Postretirement Plan. Previously, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plans’ obligations. Beginning fiscal year 2017, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). The Company believes the Spot Rate Approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of plans’ obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. This change in estimate did not result in a material reduction of the net periodic costs for Pension Plans and Postretirement Plan for the three months ended September 30, 2016, had the Company not changed the approach.

For the three months ended September 30, 2015, the net periodic benefit cost for the Pension Plans reported in the table above includes $485 of expenses related to MSG Networks’ employees, representing the contributory charge from the Company to MSG Networks for participation in the Pension Plans. In addition, for the three months ended September 30, 2015, the Company allocated to MSG Networks $229 of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks.
For the three months ended September 30, 2015, the net periodic benefit cost for the Postretirement Plan reported in the table above includes $18 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan. In addition, for the three months ended September 30, 2015, the Company allocated to MSG Networks $11 of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (collectively, the “Savings Plans”). In connection with the Distribution, the MSG Holdings, L.P. 401(k) Savings Plan was converted into a multiple employer plan and pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended September 30, 2016 and 2015, expenses related to the Savings Plans, excluding expenses related to MSG Networks’ employees, included in the accompanying combined statements of operations were $1,118 and $832, respectively. The amount for the three months ended September 30, 2015 includes $89 of expenses related to the Company’s corporate employees which were allocated to MSG Networks.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Union Plan (the “Union Savings Plan”). In connection with the Distribution, the Union Savings Plan was converted into a multiple employer plan and pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended September 30, 2016 and 2015, expenses related to the Union Savings Plan included in the accompanying combined statements of operations were $22 and $18, respectively.
Note 12. Share-based Compensation
See Note 10 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors, as well as the treatment after the Distribution of share-based payment awards initially granted under MSG Networks’ equity award programs.
For the three months ended September 30, 2016 and 2015, share-based compensation expense, reduced for estimated forfeiture, was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses and was $8,355 and $3,105, respectively.

Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including the Company and MSG Networks’ employees) of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the three months ended September 30, 2016:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2016	172	313	$167.51
Granted	67	181	$170.50
Vested	(55)	(24)	$140.46
Forfeited	(5)	—	$156.16
Unvested award balance, September 30, 2016	179	470	$172.03
The fair value of RSUs that vested during the three months ended September 30, 2016 was $13,642. Upon vesting, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 33 of these RSUs, with an aggregate value of $5,653 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2016.
Note 13. Stock Repurchase Program
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
During the three months ended September 30, 2016, the Company has repurchased 406 shares for a total cost of $72,277, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of September 30, 2016. As of September 30, 2016, the Company had $347,009 of availability remaining under its stock repurchase authorization.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 14. Related Party Transactions
As of September 30, 2016, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.8% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.8% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”).
In connection with the Distribution, the Company has entered into various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an Advertising Sales Representation Agreement, and a transition services agreement (“TSA”).
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
Beginning in June 2016, the Company agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman with MSG Networks and (ii) the Company’s Vice Chairman with MSG Networks and AMC Networks.
The Company also has certain arrangements with its nonconsolidated affiliates. See Note 5 for information on outstanding loans provided by the Company to its nonconsolidated affiliates.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Revenues	$33,841	$33,559
Operating expenses (credits):
Corporate general and administrative, net - MSG Networks	$(2,489)	$(31,591)
Corporate general and administrative, net - Cablevision	—	320
Consulting fees	977	68
Advertising	120	168
Telephone and other fiber optic transmission services	—	385
Other, net	18	7

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
Corporate General and Administrative Expense, net - MSG Networks
For the three months ended September 30, 2016, Corporate general and administrative expense, net - MSG Networks amount reflects charges from the Company to MSG Networks under the TSA of $2,048, net of general and administrative costs charged to the Company by MSG Networks.
For the three months ended September 30, 2015, the Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. Prior to the Distribution, allocations of corporate overhead and shared services expense were based on direct usage or the relative proportion of revenue or headcount. In addition, the Company’s Sports and Entertainment segments charged MSG Networks for various services performed on behalf of Former Parent.
Consulting Fees
The Company pays AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks and Cablevision, most of which related to the utilization of advertising and promotional benefits by the Company.
Telephone and Other Fiber Optic Transmission Services
Amounts represent charges to the Company by Cablevision for telephone and other fiber optic transmission services.
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
Note 15. Income Taxes
Income tax (benefit) expense for the three months ended September 30, 2016 and 2015 was $(2,934) and $122, respectively. The effective tax rate for the three months ended September 30, 2016 and 2015 was 9.2% and (8.2)%, respectively.
The Company’s effective tax rate for the three months ended September 30, 2016 is different when compared to the statutory federal rate of 35% as a result of $11,201 of recorded Federal and state valuation allowances which offset the benefit of most of the operating losses. Such increase in the valuation allowances reflects a reduction of $3,126 as the mark-to-market gains on available-for-sale securities in other comprehensive income allowed for the recognition of benefit on a portion of such operating losses. The income tax benefit also reflects expense of $138 primarily related to non-deductible expenses.
The Company’s effective tax rate for the three months ended September 30, 2015 is different when compared to the statutory federal rate of 35% as a result of Federal and state valuation allowances recorded against operating losses. The income tax expenses of $122 is primarily related to non-deductible expenses.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of September 30, 2016. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.
Note 16. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of FASB ASC 280-10-50-1, which provides the definition of an operating segment. The Company has evaluated this guidance and determined that there are two reportable segments based upon the information provided to its chief operating decision maker. The Company allocates certain corporate costs to each of its reportable segments. In addition, the Company allocates its venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense related to The Garden, The Theater at Madison Square Garden, and the Forum is not allocated to the reportable segments and is reported in “All other.” During the first quarter of fiscal year 2017, the Company refined its approach to allocating corporate, venue operating and other shared expenses. Management analyzed the specific support provided by individual corporate and venue personnel using a detailed efforts-based analysis. The Company considered this approach to better refine segment profitability for users of the financial information and, therefore, made this change in the first quarter of fiscal year 2017. Prior period results are reflected as originally reported and have not been restated. Had the revised approach been used in fiscal year 2016, operating income (loss) reported in MSG Sports and MSG Entertainment during the first quarter of fiscal year 2016 would have improved by approximately $1,928 and $536, respectively. This improvement would have been offset by an increase of $2,464 in the operating loss of All other. The adjusted operating income reported in MSG Sports and MSG Entertainment during the first quarter of fiscal year 2016 would have improved by approximately $1,637 and $935, respectively. This improvement would have been offset by an increase of $2,572 in the adjusted operating loss of All other.
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating income (loss), a non-GAAP measure. The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators.
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. The Company has presented the components that reconcile adjusted operating income (loss) to operating income (loss), the most directly comparable GAAP financial measure.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended September 30, 2016
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$110,698	$70,997	$—		$181,695
Direct operating expenses	91,858	19,549	—		111,407
Selling, general and administrative expenses	23,440	39,513	14,068	(a)	77,021
Add back: share-based compensation expense	3,539	3,484	1,332		8,355
Adjusted operating income (loss) (b)	(1,061)	15,419	(12,736)		1,622
Depreciation and amortization	2,686	2,618	20,806	(c)	26,110
Share-based compensation expense	3,539	3,484	1,332		8,355
Operating income (loss)	$(7,286)	$9,317	$(34,874)		$(32,843)
Loss in equity-method investments					(994)
Interest income					2,399
Interest expense					(410)
Loss from operations before income taxes					$(31,848)
Other information:
Capital expenditures	$1,360	$1,664	$5,318		$8,342

	Three Months Ended September 30, 2015
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$77,026	$73,148	$207		$150,381
Direct operating expenses	57,001	14,349	—		71,350
Selling, general and administrative expenses	17,808	35,960	4,600	(a)	58,368
Add back: share-based compensation expense	916	1,574	615		3,105
Adjusted operating income (loss) (b)	3,133	24,413	(3,778)		23,768
Depreciation and amortization	2,574	2,860	19,806	(c)	25,240
Share-based compensation expense	916	1,574	615		3,105
Operating income (loss)	$(357)	$19,979	$(24,199)		$(4,577)
Earnings in equity-method investments					2,679
Interest income					957
Interest expense					(540)
Loss from operations before income taxes					$(1,481)
Other information:
Capital expenditures	$589	$1,767	$49,926	(d)	$52,282
_________________

(a)	Consists of unallocated corporate general and administrative costs.

(b)
In the first quarter of fiscal 2017, the Company has renamed its non-GAAP performance measure to adjusted operating income (loss) - formerly known as adjusted operating cash flow. There has been no change to the definition.

(c)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(d)	Capital expenditures for the three months ended September 30, 2015 are primarily associated with the purchase of an aircraft, as well as certain investments with respect to The Garden.
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,”“Madison Square Garden,” or the “Company”), including higher team personnel compensation and higher revenues as a result of the new NBA national media rights deal. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level of popularity of the Christmas Spectacular, New York Spectacular and other entertainment events which are presented in our venues;

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

•	any NBA or NHL work stoppage;

•	seasonal fluctuations and other variation in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses as a standalone publicly traded company;

•	the successful development of new live productions or enhancements to existing productions and the investments associated with such development or enhancements, including the New York Spectacular;

•	the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	the operating and financial performance of our strategic acquisitions and investments, including those we do not control;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•
the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock;

•	the tax free treatment of the Distribution; and

•	the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts events and special events, which are presented or hosted in the Company’s diverse collection of venues. MSG Entertainment also includes the Company's original productions — Christmas Spectacular and New York Spectacular — as well as Boston Calling Events, the live events production company that owns and operates the Boston Calling Music Festival. MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, the Hartford Wolf Pack of the AHL, and the Westchester Knicks of the NBADL. The MSG Sports segment is also home to a broad array of other live sporting events, including professional boxing, college basketball, professional bull riding, mixed martial arts, tennis and college wrestling, all of which the Company promotes, produces and/or presents.
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
Factors Affecting Results of Operations
The consolidated statement of operations for the three months ended September 30, 2016 is presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. The Company's combined statements of operations for the three months ended September 30, 2015 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution.
The combined statements of operations for the three months ended September 30, 2015 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the period presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 on a consolidated and where applicable, combined and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our segments.

Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2017. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2016 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated and combined financial statements of the Company included therein.

Comparison of the Three Months Ended September 30, 2016 versus the Three Months Ended September 30, 2015
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Revenues	$181,695	$150,381	$31,314	21%

Direct operating expenses	111,407	71,350	40,057	56%
Selling, general and administrative expenses	77,021	58,368	18,653	32%
Depreciation and amortization	26,110	25,240	870	3%
Operating loss	(32,843)	(4,577)	(28,266)	NM
Other income (expense):
Earnings (loss) in equity method investments	(994)	2,679	(3,673)	(137)%
Interest income, net	1,989	417	1,572	NM
Loss from operations before income taxes	(31,848)	(1,481)	(30,367)	NM
Income tax benefit (expense)	2,934	(122)	3,056	NM
Net loss	(28,914)	(1,603)	(27,311)	NM
Less: Net loss attributable to noncontrolling interests	(288)	—	(288)	NM
Net loss attributable to The Madison Square Garden Company’s stockholders	$(28,626)	$(1,603)	$(27,023)	NM

NM — Percentage is not meaningful
The following is a summary of changes in revenues, direct operating expenses, and selling, general and administrative expenses by segment for the three months ended September 30, 2016 as compared to the prior year period.

Increase (decrease) attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses
MSG Entertainment segment (a) (b)	$33,672	$34,857	$5,632
MSG Sports segment (a) (b)	(2,151)	5,200	3,553
Other (b)	(207)	—	9,468
	$31,314	$40,057	$18,653

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

(b)
See Note 16 to the consolidated and combined financial statements included in “Part I – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of the Company’s refinement of its methodologies used to allocate its corporate, venue operating and other shared expenses.

 Selling, general and administrative expenses
The increase in Other reflects (i) an increase in employee compensation and related benefits, (ii) the Company being subject to New York State and City capital tax during the first quarter of fiscal year 2017, and (iii) higher professional fees primarily associated with the Company’s business development initiatives. The increase in employee compensation and related benefits was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, certain costs reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2016 increased $870, or 3%, to $26,110 as compared to the prior year period primarily due to higher depreciation expense on property and equipment placed into service in October 2015 and amortization expense associated with intangible assets acquired during the three months ended September 30, 2016.
Earnings (loss) in equity method investments
Earnings in equity method investments for the three months ended September 30, 2016 decreased $3,673, or 137%, to a loss of $994. Earnings (loss) in equity method investments reflects the Company’s share of the net earnings (loss) of equity method investments, inclusive of amortization expense for intangible assets associated with these investments. The Company’s share of the earnings (loss) of its equity method investments is recorded on a three-month lag basis. The year-over-year decrease reflects the absence of non-recurring gains in the prior year period at one of our joint ventures.
Income taxes
Income tax benefit for the three months ended September 30, 2016 was $2,934 and income tax expense for the three months ended September 30, 2015 was $122.
The effective tax rate for the three months ended September 30, 2016 of 9.2% is different when compared to the statutory federal rate of 35% as a result of $11,201 of recorded Federal and state valuation allowances which offset the benefit of most of the operating losses. Such increase in the valuation allowances reflects a reduction of $3,126 as the mark-to-market gains on available-for-sale securities in other comprehensive income allowed for the recognition of benefit on a portion of such operating losses. The income tax benefit also reflects expense of $138 primarily related to non-deductible expenses.
The effective tax rate for the three months ended September 30, 2015 of (8.2)% is different when compared to the statutory federal rate of 35% as a result of Federal and state valuation allowances recorded against operating losses. The income tax expenses of $122 is primarily related to non-deductible expenses.
Adjusted operating income (loss)
The following is a reconciliation of operating loss to adjusted operating income:

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Operating loss	$(32,843)	$(4,577)	$(28,266)	NM
Share-based compensation	8,355	3,105
Depreciation and amortization	26,110	25,240
Adjusted operating income	$1,622	$23,768	$(22,146)	(93)%

NM — Percentage is not meaningful
Adjusted operating income for the three months ended September 30, 2016 decreased $22,146, or 93%, to $1,622 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in adjusted operating income of the MSG Entertainment segment	$(4,194)
Decrease in adjusted operating income of the MSG Sports segment	(8,994)
Other net decreases	(8,958)
$(22,146)
Other net decreases reflect (i) an increase in employee compensation and related benefits, (ii) the Company being subject to New York State and City capital tax during the first quarter of fiscal year 2017, and (iii) higher professional fees primarily associated with the Company’s business development initiatives. The increase in employee compensation and related benefits was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, certain costs reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s MSG Entertainment segment.

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Revenues	$110,698	$77,026	$33,672	44%
Direct operating expenses	91,858	57,001	34,857	61%
Selling, general and administrative expenses	23,440	17,808	5,632	32%
Depreciation and amortization	2,686	2,574	112	4%
Operating loss	$(7,286)	$(357)	$(6,929)	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	3,539	916
Depreciation and amortization	2,686	2,574
Adjusted operating income (loss)	$(1,061)	$3,133	$(4,194)	NM

NM — Percentage is not meaningful
Revenues
Revenues for the three months ended September 30, 2016 increased $33,672, or 44%, to $110,698 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$15,689
Increase in revenues from the presentation of the New York Spectacular as a result of no scheduled performances in the prior year period	10,991
Increase in event-related revenues at the Forum	7,696
Increase in event-related revenues at the other venues not discussed elsewhere in this table	1,859
Decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	(2,852)
Other net increases	289
$33,672
The increase in event-related revenues at The Garden was primarily due to a change in the mix of events and additional events held at the venue during the current year period as compared to the prior year period.
The increase in revenues from the presentation of the New York Spectacular was driven by 56 scheduled performances presented in the current year period as compared to no scheduled performances in the prior year period. This was a result of the Company’s decision to shift the timing of the production run from the spring to the summer.
The increase in event-related revenues at the Forum was primarily due to additional events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at the other venues was primarily due to revenues from BCE, which was acquired in July 2016, as well as an increase in event-related revenues at The Theater at Madison Square Garden, Beacon Theatre and The Chicago Theatre primarily driven by additional events and the mix of events held at these venues during the current year period as compared to the prior year period.

The decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was primarily driven by the impact from the absence of NBC’s America’s Got Talent, which was presented at the venue during the prior year period. The decrease was partially offset by additional events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2016 increased $34,857, or 61%, to $91,858 as compared to the prior year period. The net increase is attributable to the following:

Increase in direct operating expenses associated with the New York Spectacular as a result of no scheduled performances in the prior year period	$21,597
Increase in event-related direct operating expenses at The Garden	10,263
Increase in event-related direct operating expenses at the Forum	4,547
Increase in event-related direct operating expenses at the other venues not discussed elsewhere in this table	1,238
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	(1,560)
Decrease in venue operating costs	(1,123)
Other net decreases	(105)
$34,857
The increase in direct operating expenses from the presentation of the New York Spectacular was driven by 56 scheduled performances in the current year period as compared to no scheduled performances in the prior year period. This was a result of the Company’s decision to shift the timing of the production run from the spring to the summer.
The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events held at the venue and, to a lesser extent, additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Forum was primarily due to additional events held at the venue and a change in the mix of events during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the other venues was primarily due to expenses from BCE, which was acquired in July 2016, as well as an increase in event-related operating expenses at The Theater at Madison Square Garden and The Chicago Theatre primarily driven by the mix of events and additional events held at these venues during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was primarily due to fewer events held at the venue during the current year period as compared to the prior year period. This decrease was partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in venue operating costs was primarily due to lower labor-related costs at our venues in the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2016 increased $5,632, or 32%, to $23,440 as compared to the prior year period. The increase mainly reflects higher (i) corporate general and administrative costs, (ii) employee compensation and related benefits, and (iii) professional fees. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.

Adjusted operating income (loss)
Adjusted operating income for the three months ended September 30, 2016 decreased $4,194 to an adjusted operating loss of $1,061 as compared to the prior year period primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses largely offset by an increase in revenues, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Revenues	$70,997	$73,148	$(2,151)	(3)%
Direct operating expenses	19,549	14,349	5,200	36%
Selling, general and administrative expenses	39,513	35,960	3,553	10%
Depreciation and amortization	2,618	2,860	(242)	(8)%
Operating income	$9,317	$19,979	$(10,662)	(53)%
Reconciliation to adjusted operating income:
Share-based compensation	3,484	1,574
Depreciation and amortization	2,618	2,860
Adjusted operating income	$15,419	$24,413	$(8,994)	(37)%
Revenues
Revenues for the three months ended September 30, 2016 decreased $2,151, or 3%, to $70,997 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in professional sports teams’ pre/regular season ticket-related revenue	$(3,394)
Decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales	(614)
Increase in suite rental fee revenue	822
Increase in ad sales commission and professional sports teams’ sponsorship and signage revenues	601
Increase in local media rights fees from MSG Networks	557
Other net decreases	(123)
$(2,151)
The decrease in professional sports teams’ pre/regular season ticket-related revenue was primarily due to the Rangers playing one fewer pre-season game and the Liberty playing two fewer regular season games at The Garden during the current year period.
The decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to the Rangers playing one fewer pre-season game and the Liberty playing two fewer regular season games at The Garden during the current year period as compared to the prior year period.
The increase in suite rental fee revenue was primarily due to contractual rate increases.
The increase in ad sales commission and professional sports teams’ sponsorship and signage revenues primarily reflects ad sales commission revenues associated with the new advertising sales representation agreement with MSG Networks in the current year period as compared to the prior year period as the new agreement became effective on September 28, 2015.
The increase in local media rights fees from MSG Networks was primarily due to contractual rate increases.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2016 increased $5,200, or 36%, to $19,549 as compared to the prior year period. The net increase is attributable to the following:

Increase in a provision for a team personnel transaction	$5,010
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs)	2,019
Decrease in other team operating expenses, other than discussed elsewhere in this table	(971)
Decrease in team personnel compensation	(537)
Decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	(364)
Other net increases	43
$5,200
Net provisions for a team personnel transaction and for NBA and NHL revenue sharing expense (excluding playoffs) were as follows:

	Three Months Ended		Increase
	September 30,
	2016	2015
Provision for a team personnel transaction	$5,010	$—	$5,010
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs)	299	(1,720)	2,019
Team personnel transaction for the three months ended September 30, 2016 reflects a provision recorded for a player trade.
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) was related to adjustments to prior seasons’ revenue sharing expense.
The decrease in other team operating expenses was due to the Rangers playing one fewer pre-season game and the Liberty playing two fewer regular season games at The Garden during the current year period as compared to the prior year period, as well as a decrease in playoff related expenses.
The decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was due to the Rangers playing one fewer pre-season game and the Liberty playing two fewer regular season games at The Garden during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2016 increased $3,553, or 10%, to $39,513 as compared to the prior year period primarily due to higher (i) employee compensation and related benefits, (ii) costs associated with the new advertising sales representation agreement with MSG Networks, that became effective on September 28, 2015, and (iii) corporate general and administrative costs, slightly offset by lower marketing and other expenses. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in the current year period and the absence of certain corporate general and administrative costs in the prior year period, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year period do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year period. See “— Factors Affecting Results of Operations” for a discussion of the comparability of financial results.
Adjusted operating income
Adjusted operating income for the three months ended September 30, 2016 decreased $8,994, or 37%, to $15,419, as compared to the prior year period primarily due to an increase in direct operating expenses, lower revenues and higher selling, general and administrative expenses, as discussed above.
MSG Sports results for fiscal year 2017 will reflect the impact of higher revenues from the new NBA national media rights deal as well as higher team personnel compensation primarily due to the significant increase in the NBA’s salary cap for the 2016-17 season.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $215,000 revolving credit agreements (see “Financing Agreements — Knicks Revolving Credit Facility” and “Financing Agreements — Knicks Unsecured Credit Facility” below). Our principal uses of cash include working capital-related items, capital spending, investments and related loans that we may fund from time to time, and repurchases of shares of the Company’s Class A Common Stock. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
The Company plans to continue to grow its live sports and entertainment business, both organically and through acquisition and development, including expanding its portfolio of venues and exploring investments in opportunities that range from new content to adjacencies that strengthen the Company’s position in delivering premium live experiences. For example, in May 2016, the Company announced plans to build a new venue in Las Vegas which is anticipated to be 400,000 square feet and have 17,500 seats.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next twelve months, we believe we have sufficient liquidity, including approximately $1,294,000 in unrestricted cash and cash equivalents as of September 30, 2016, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, pursue new business opportunities, including those discussed above, and repurchase shares of the Company’s Class A Common Stock. As a result of the one-time tax payment made by MSG Networks related to the acceleration of taxable income on $348,000 of the Company’s deferred revenue in connection with the Distribution, the Company did not have to make cash income tax payments of approximately $152,000 that would otherwise have been due for the prior fiscal year. This was a one-time event that will not recur. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, weak U.S. and global economic conditions could adversely impact our ability to do so at that time.
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of September 30, 2016, the Company had $347,009 of availability remaining under its stock repurchase authorization.
Financing Agreements
Knicks Revolving Credit Facility
On September 30, 2016, Knicks LLC, our wholly owned subsidiary, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years to fund working capital needs and for general corporate purposes.
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2016, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including covenant compliance, accuracy of representations and warranties, affirmative covenants and absence of a default. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (a) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (b) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of September 30, 2016.
All obligations under the Knicks Revolving Credit Facility are secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (a) the Knicks LLC’s membership rights in the NBA and (b) revenues to be paid to the Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements.

Subject to customary notice and minimum amount conditions, Knicks LLC may voluntarily prepay outstanding loans under the Knicks Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Knicks LLC is required to make mandatory prepayments in certain circumstances, including without limitation if the maximum available amount under the Knicks Revolving Credit Facility is greater than 350% of qualified revenues.
The Knicks Revolving Credit Facility contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Knicks Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Knicks Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit with a lender for an initial maximum credit amount of $15,000 and a one-year term. This facility was undrawn as of September 30, 2016.
Revolving Credit Facilities with Nonconsolidated Affiliates
In connection with the Company’s investment in AMSGE, the Company provides a $100,000 revolving credit facility to this entity, of which $97,500 had been drawn as of September 30, 2016.
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $13,500 revolving credit facility to this entity, of which $13,103 is outstanding inclusive of $95 of PIK interest as of September 30, 2016. PIK interest owed does not reduce availability under the revolving credit facility. The maximum capacity of the revolving facility may be increased by an additional $2,500, subject to certain conditions being met.
Bilateral Letters of Credit Line
The Company has established a bilateral credit line with a bank to issue letters of credit in support of the Company’s business operations. Fees owed on outstanding letters of credit are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of September 30, 2016, there were letters of credit for $7,085 outstanding.
Cash Flow Discussion

As of September 30, 2016, cash and cash equivalents totaled $1,294,081, as compared to $1,444,317 as of June 30, 2016. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(21,650)	$(1,746)
Net cash used in investing activities	(48,542)	(70,613)
Net cash provided by (used in) financing activities	(80,044)	1,525,241
Net increase (decrease) in cash and cash equivalents	$(150,236)	$1,452,882
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2016 increased by $19,904 to $21,650 as compared to the prior year period largely driven by an increase in the current year period net loss partially offset by an increase in other non-cash items and, to a lesser extent, changes in assets and liabilities. The increase in operating cash flows from other non-cash items includes (i) an increase in share-based compensation expense, (ii) a loss in equity method investments in the current year period as compared to earnings in the prior year period partially offset by (iii) a benefit from deferred income taxes in the current year period. Changes in assets and liabilities were due to (i) a decrease in net related party receivables related to the programming rights agreements with MSG Networks partially offset by (ii) a decrease in deferred revenue due to timing and (iii) an increase in net related party payables due to MSG Networks associated with the advertising sales representation agreement as well as other changes in assets and liabilities.

Investing Activities
Net cash used in investing activities for the three months ended September 30, 2016 decreased by $22,071 to $48,542 as compared to the prior year period largely driven by (i) lower capital expenditures primarily due to the purchase of a new aircraft during the prior year period, (ii) a decrease in the Company's acquisition of its interest in cost method investments and (iii) a decrease in outstanding loans to nonconsolidated affiliates under the revolving credit facilities offset by the acquisition of available-for-sale securities and a controlling interest in BCE during the current year period.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2016 was $80,044 as compared to net cash provided by financing activities in the prior year period of $1,525,241. This change is mainly due to net transfers from Former Parent which were primarily comprised of a $1,467,093 cash contribution during the prior year period and, to a lesser extent, repurchases of shares of the Company's Class A Common Stock during the current year period.
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
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated and combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2017. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2016.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company’s two reporting units for evaluating goodwill impairment are the same as its reportable segments and both of them have goodwill. The goodwill balance reported on the Company’s consolidated balance sheet as of September 30, 2016 by reportable segment is as follows:

MSG Entertainment	$71,517
MSG Sports	218,187
$289,704
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for either of its reporting units.
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

The Company performed the quantitative assessment of impairment for the MSG Entertainment reporting unit. The estimate of the fair value of the MSG Entertainment reporting unit was primarily determined using discounted projected future cash flows. For MSG Entertainment, this valuation includes assumptions for the number and expected financial performance of live entertainment events and productions, which include, but are not limited to, the level of ticket sales, concessions and sponsorships. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and the identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2016 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified. Based on results of the impairment tests performed, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans, foreign currency risk exposure and commodity risk exposures. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended June 30, 2016.
The following is an update to our potential interest rate risk exposure:
We have potential interest rate risk exposure related to borrowings incurred under our Knicks Revolving Credit Facility and Knicks Unsecured Credit Facility collectively, the “Knicks Credit Facilities.” Changes in U.S. interest rates may increase interest expense paid with respect to any borrowings incurred under the Knicks Credit Facilities.
Borrowings under our Knicks Credit Facilities incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on our Knicks Credit Facilities. We currently have no interest rate risk exposure as we have no debt outstanding.

Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
In addition, no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or 15d-15 of the Exchange Act) occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company’s repurchases of stock that were made during the three months ended September 30, 2016 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	238	$175.07	238	$377,733
August 1, 2016 - August 31, 2016	164	$182.43	164	$347,769
September 1, 2016 - September 30, 2016	4	$180.18	4	$347,009
Total	406	$178.10	406
_________________

(a)
As of September 30, 2016, the total amount of Class A Common Stock authorized for repurchase by the Company’s board of directors was $525,000, and the Company had remaining authorization of $347,009 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund our stock repurchase program through other funding sources including under our revolving credit facilities. The Company first announced its stock repurchase program on September 11, 2015.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November 2016.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer