Form 10-Q
period 2016-12-31
Madison Square Garden Co
filed 2017-02-03
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2017:

Class A Common Stock par value $0.01 per share	—	19,433,143
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,410,345	$1,444,317
Restricted cash	19,652	27,091
Accounts receivable, net	90,837	75,998
Net related party receivables, current	3,996	4,079
Prepaid expenses	40,460	27,031
Other current assets	23,710	25,337
Total current assets	1,589,000	1,603,853
Net related party receivables, noncurrent	—	1,710
Investments and loans to nonconsolidated affiliates	264,484	263,546
Property and equipment, net of accumulated depreciation and amortization of $589,646 and $540,801 as of December 31, 2016 and June 30, 2016, respectively	1,131,236	1,160,609
Amortizable intangible assets, net	24,297	15,729
Indefinite-lived intangible assets	166,850	166,850
Goodwill	289,704	277,166
Other assets	87,214	54,487
Total assets	$3,552,785	$3,543,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,204	$13,935
Net related party payables	16,271	15,275
Accrued liabilities:
Employee related costs	85,445	119,357
Other accrued liabilities	146,791	133,832
Deferred revenue	371,806	332,416
Total current liabilities	649,517	614,815
Defined benefit and other postretirement obligations	56,436	66,035
Other employee related costs	23,828	32,921
Deferred tax liabilities, net	194,897	194,583
Other liabilities	50,076	49,175
Total liabilities	974,754	957,529
Commitments and contingencies (see Note 8)
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,433 and 19,777 shares outstanding as of December 31, 2016 and June 30, 2016, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2016 and June 30, 2016	45	45
Preferred stock, par value $0.01,15,000 shares authorized; none outstanding as of December 31, 2016 and June 30, 2016	—	—
Additional paid-in capital	2,812,156	2,806,352
Treasury stock, at cost, 1,015 and 671 shares as of December 31, 2016 and June 30, 2016, respectively	(166,815)	(101,882)
Accumulated deficit	(46,587)	(75,687)
Accumulated other comprehensive loss	(31,773)	(42,611)
Total The Madison Square Garden Company stockholders’ equity	2,567,230	2,586,421
Noncontrolling interests	10,801	—
Total equity	2,578,031	2,586,421
Total liabilities and equity	$3,552,785	$3,543,950

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues (a)	$445,150	$410,838	$626,845	$561,219

Operating expenses:
Direct operating expenses (b)	266,673	249,632	378,080	320,982
Selling, general and administrative expenses (c)	94,260	86,262	171,281	144,630
Depreciation and amortization	25,966	25,905	52,076	51,145
Operating income	58,251	49,039	25,408	44,462
Other income (expense):
Earnings (loss) in equity method investments	(1,188)	(2,475)	(2,182)	204
Interest income (d)	2,692	1,448	5,091	2,405
Interest expense	(491)	(514)	(901)	(1,054)
Miscellaneous income (expense)	1,405	(4,080)	1,405	(4,080)
	2,418	(5,621)	3,413	(2,525)
Income from operations before income taxes	60,669	43,418	28,821	41,937
Income tax benefit (expense)	(3,248)	70	(314)	(52)
Net income	57,421	43,488	28,507	41,885
Less: Net loss attributable to noncontrolling interests	(305)	—	(593)	—
Net income attributable to The Madison Square Garden Company’s stockholders	$57,726	$43,488	$29,100	$41,885

Basic earnings per common share attributable to The Madison Square Garden Company’s stockholders	$2.41	$1.74	$1.21	$1.68
Diluted earnings per common share attributable to The Madison Square Garden Company’s stockholders	$2.39	$1.74	$1.20	$1.67
Weighted-average number of common shares outstanding:
Basic	23,971	24,971	24,013	24,949
Diluted	24,143	25,055	24,192	25,031
_________________

(a)
Include revenues from related parties of $39,040 and $41,321 for the three months ended December 31, 2016 and 2015, respectively, and $72,881 and $74,880 for the six months ended December 31, 2016 and 2015, respectively.

(b)
Include net charges from (to) related parties of $475 and $1,036 for the three months ended December 31, 2016 and 2015, respectively, and $689 and $(35) for the six months ended December 31, 2016 and 2015, respectively.

(c)
Include net charges to related parties of $(1,616) and $(300) for the three months ended December 31, 2016 and 2015, respectively, and $(3,204) and $(29,872) for the six months ended December 31, 2016 and 2015, respectively.

(d)
Includes interest income from nonconsolidated affiliates of $1,114 and $671 for the three months ended December 31, 2016 and 2015, respectively, and $1,979 and $1,306 for the six months ended December 31, 2016 and 2015, respectively. In addition, interest income includes interest income from MSG Networks of $307 for the six months ended December 31, 2015.

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2016		2015		2016		2015
Net income		$57,421		$43,488		$28,507		$41,885
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—		$—		$—		$(602)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	344		255		688		554
Amortization of net prior service credit included in net periodic benefit cost	(13)	331	(20)	235	(25)	663	(37)	(85)
Net changes related to available-for-sale securities		3,433		—		10,175		—
Other comprehensive income (loss), before income taxes		3,764		235		10,838		(85)
Reversal of income tax expense related to items of other comprehensive income		3,126		—		—		—
Other comprehensive income (loss)		6,890		235		10,838		(85)
Comprehensive income		64,311		43,723		39,345		41,800
Less: Comprehensive loss attributable to noncontrolling interests		(305)		—		(593)		—
Comprehensive income attributable to The Madison Square Garden Company’s stockholders		$64,616		$43,723		$39,938		$41,800

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$28,507	$41,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,076	51,145
Amortization of deferred financing costs	106	—
Share-based compensation expense	20,098	10,259
Loss (earnings) in equity method investments	2,182	(204)
Impairment of cost method investment	—	4,080
Provision for doubtful accounts	(16)	62
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(14,792)	(23,688)
Net related party receivables	2,397	(27,176)
Prepaid expenses and other assets	(1,602)	(29,640)
Accounts payable	12,549	17,126
Net related party payables	996	15,658
Accrued and other liabilities	(31,930)	(8,545)
Deferred revenue	39,047	63,266
Deferred income taxes	314	54
Net cash provided by operating activities	109,932	114,282
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(21,766)	(59,681)
Payments for acquisition of assets	(1,000)	(2,000)
Payments to acquire available-for-sale securities	(23,222)	—
Payments for acquisition of a business, net of cash acquired	(13,468)	—
Investments and loans to nonconsolidated affiliates	(3,235)	(18,492)
Capital distribution from equity method investments	—	1,043
Net cash used in investing activities	(62,691)	(79,130)
Cash flows from financing activities:
Net transfers from MSG Networks and MSG Networks’ subsidiaries	—	1,525,241
Repurchases of common stock	(72,277)	(15,716)
Proceeds from stock option exercises	7	57
Taxes paid in lieu of shares issued for equity-based compensation	(7,034)	(48)
Payments for financing costs	(1,909)	—
Net cash provided by (used in) financing activities	(81,213)	1,509,534
Net increase (decrease) in cash and cash equivalents	(33,972)	1,544,686
Cash and cash equivalents at beginning of period	1,444,317	14,211
Cash and cash equivalents at end of period	$1,410,345	$1,558,897
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$322	$2,052
Capital expenditures incurred but not yet paid	2,961	1,617
Non-cash transfers resulting from the Distribution, net	—	(2,500)
See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total The Madison Square Garden Company Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2016	$249	$2,806,352	$(101,882)	$(75,687)	$(42,611)	$2,586,421	$—	$2,586,421
Net income (loss)	—	—	—	29,100	—	29,100	(593)	28,507
Other comprehensive income	—	—	—	—	10,838	10,838	—	10,838
Comprehensive income (loss)						39,938	(593)	39,345
Exercise of stock options	—	(39)	46	—	—	7	—	7
Share-based compensation	—	20,175	—	—	—	20,175	—	20,175
Tax withholding associated with shares issued for equity-based compensation	—	(5,702)	(1,332)	—	—	(7,034)	—	(7,034)
Common stock issued under stock incentive plans	—	(8,630)	8,630	—	—	—	—	—
Repurchases of common stock	—	—	(72,277)	—	—	(72,277)	—	(72,277)
Noncontrolling interests from acquisition	—	—	—	—	—	—	11,394	11,394
Balance as of December 31, 2016	$249	$2,812,156	$(166,815)	$(46,587)	$(31,773)	$2,567,230	$10,801	$2,578,031

	Common Stock Issued	MSG Networks’ Investment	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total The Madison Square Garden Company Stockholders’ Equity
Balance as of June 30, 2015	$—	$1,263,490	$—	$—	$—	$(40,215)	$1,223,275
Net income (loss)	—	(1,603)	—	—	43,488	—	41,885
Other comprehensive loss	—	—	—	—	—	(85)	(85)
Comprehensive income							41,800
Exercise of stock options	—	—	57	—	—	—	57
Share-based compensation	—	—	7,208	—	—	—	7,208
Tax withholding associated with shares issued for equity-based compensation	—	—	(48)	—	—	—	(48)
Repurchases of common stock	—	—	—	(15,716)	—	—	(15,716)
Net increase in MSG Networks’ investment	—	1,525,982	—	—	—	—	1,525,982
Conversion of MSG Networks’ investment	249	(2,787,869)	2,787,620	—	—	—	—
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	—	—	—	—	—	5,896	5,896
Balance as of December 31, 2015	$249	$—	$2,794,837	$(15,716)	$43,488	$(34,404)	$2,788,454

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
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues. MSG Entertainment also includes the Company's original productions — Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”) and New York Spectacular Starring the Radio City Rockettes (“New York Spectacular”) — as well as Boston Calling Events LLC, the live events production company that owns and operates the Boston Calling Music Festival. MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA Development League (the “NBADL”). The MSG Sports segment is also home to a broad array of other live sporting events, including professional boxing, college basketball, professional bull riding, mixed martial arts, tennis and college wrestling, all of which the Company promotes, produces and/or presents.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The combined results of operations for the three months ended September 30, 2015 that is included in the results of operations for the six months ended December 31, 2015 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the results of operations for the three months ended September 30, 2015 that are included in the combined financial statements for the six months ended December 31, 2015 do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone public company during the period presented on a combined basis. Actual costs that would have been incurred if the Company had been a separate, standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
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
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, reserve and recovery for contingencies, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the Financial Statements to be reasonable.
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
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Summary of Significant Accounting Policies
The following is an update to the Company's Summary of Significant Accounting Policies disclosed in its Annual Report on Form 10-K for the year ended June 30, 2016:
Business Combinations
The acquisition method of accounting for business combinations requires management to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company is allowed to adjust the provisional amounts recognized for a business combination).
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
On July 1, 2016, the Company acquired a controlling interest in Boston Calling Events LLC (“BCE”). In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and ASC Topic 810, Consolidation, the financial position of BCE has been consolidated to the Company’s consolidated balance sheet as of December 31, 2016. The results of operations for BCE have been included in the Company’s consolidated results of operations from the date of acquisition in the MSG Entertainment segment. The relevant amounts attributable to investors other than the Company are reflected under “Noncontrolling interests” and “Net income (loss) attributable to noncontrolling interests” on the accompanying consolidated balance sheet and consolidated statement of operations, respectively. See Note 3 for more information regarding the Company’s acquisition of BCE.
Revenue Recognition
Deferred revenue reported in the accompanying consolidated balance sheets as of December 31, 2016 and June 30, 2016 includes amounts due to the third-party promoters of $48,458 and $45,877, respectively.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, ASU No. 2015-02 (i) modifies the assessment of whether limited partnerships are variable interest entities (each a “VIE”) or voting interest entities, (ii) eliminates the presumption that a limited partnership should be consolidated by its general partner, (iii) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (iv) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. This standard was adopted by the Company in the first quarter of fiscal year 2017. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard was adopted by the Company in the first quarter of fiscal year 2017 on a prospective basis for all arrangements entered into or materially modified after July

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

1, 2016. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. ASC Topic 606, among other things, (i) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and (ii) requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard under ASU No. 2014-09. ASU No. 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the principle in ASU No 2014-09 for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately. ASU No. 2016-10 also clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract and allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU No. 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at transition, and technical correction. In December, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. Early adoption of ASC Topic 606 and the related updates discussed above is permitted and the Company can early adopt ASC Topic 606 and the related updates beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASC Topic 606 and the related updates will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact the standard and updates will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in FASB ASC Topic 840, Leases. ASU No. 2016-02, among other things, (i) requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied using the modified retrospective approach for all leases existing as of the effective date. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. ASU No. 2016-07 eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018 and is required to be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. ASU No. 2016-09, among other things, (i) requires the income tax effects of all awards to be recognized in the statement of operations when the awards vest or are settled, (ii) allows an employer to repurchase more of an employee’s shares for tax withholding purposes than currently allowable, without triggering liability accounting, and provides companies with the option to make a policy election to account for forfeitures as they occur, and (iii) requires companies to present excess tax benefits as operating activity rather than as financing activity on the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The primary purpose of ASU No. 2016-18 is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This standard will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective retrospectively for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The primary purpose of this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which will affect many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019 and is required to be applied prospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021 is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Acquisitions
BCE Acquisition
On July 1, 2016, in connection with the Company’s strategy to broaden its live experience offerings, the Company acquired a controlling interest in BCE, the live events production company that owns and operates the Boston Calling Music Festival. The Company acquired net tangible assets of $2,221. In addition, based on the purchase price allocation, the Company recognized $11,800 of amortizable intangible assets and $12,538 of goodwill. See Note 7 for more information regarding the intangible assets and goodwill recognized in this acquisition. The estimated fair value of the noncontrolling interest of $11,394 was based on the present value of future cash flows, adjusted for the lack of control and lack of marketability associated with the noncontrolling interests and was classified within Level III of the fair value hierarchy as they were valued using unobservable inputs. An additional escrow payment in the amount of $1,750 was made for potential earn-out. The amounts of revenue and earnings of BCE since the acquisition date included in the Company’s consolidated statement of operations for the reporting period were not material. Pro forma information is not provided since the acquisition was not material when compared with the Company’s consolidated financial statements.
Investment in Townsquare Media, Inc.
On August 16, 2016, the Company acquired 3,208 shares, or approximately 12%, of the common stock of Townsquare Media, Inc. (“Townsquare”) for approximately $23,099 in cash. Townsquare is a leading media, entertainment and digital marking solutions company that is listed on the New York Stock Exchange under the symbol “TSQ.” This investment is reported in the accompanying consolidated balance sheet as of December 31, 2016 in other assets, and is classified as available-for-sale securities in accordance with ASC Topic 320, Investments — Debt and Equity Securities. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in stockholders’ equity. See Note 9 for more information on the fair value of the investment in Townsquare.
TAO Group Acquisition
On January 31, 2017, in connection with the Company’s strategy to broaden its portfolio of live offerings, the Company entered into a transaction agreement pursuant to which it acquired a 62.5% common equity interest and a preferred equity interest in TAO Group Holdings LLC (“TAOH”), which indirectly owns all of the equity of TAO Group Operating LLC (“TAOG”). TAOG is engaged in the management and operation of restaurants and nightclubs in Las Vegas, New York City and Australia (with venues under contract which are expected to open in Los Angeles, Chicago and Singapore in the coming years). The Company paid approximately $181,000, subject to customary purchase price adjustments, and $8,700 to acquire preferred equity in TAOH. In addition, the Company will be responsible to pay an earn-out of up to $25,500, if certain performance conditions based upon earnings growth are met during the first five years following the transaction. The transaction assumed an estimated enterprise value of TAOG of approximately $400,000, which excludes the potential earn-out amount discussed above.
The purchase price allocation has not been completed as of the date of this filing pending the valuation of assets acquired and liabilities assumed. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets acquired and liabilities assumed, including goodwill and intangible assets. Furthermore, the Company is unable to provide the supplemental pro forma revenue and net income of the combined entity, as some of the pro forma adjustments are dependent upon the purchase price allocation. The Company will include this information in the quarterly report on Form 10-Q for the quarter ended March 31, 2017.
In addition, in connection with this transaction, TAO Group Intermediate Holdings LLC (“TAOIH”), a subsidiary of TAOH, TAOG and certain of its subsidiaries obtained a five-year term senior secured term loan facility of $110,000 from a third party group of lenders to fund the acquisition of the TAOH and a senior secured revolving credit facility of up to $12,000 with a term of five years for working capital and general corporate purposes of TAOG. These credit facilities are provided without recourse to the Company or any of its affiliates (other than TAOIH and its subsidiaries). See Note 10 for more information regarding these credit facilities.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per common share (“EPS”).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Weighted-average shares for basic EPS	23,971	24,971	24,013	24,949
Dilutive effect of shares issuable under share-based compensation plans	172	84	179	82
Weighted-average shares for diluted EPS	24,143	25,055	24,192	25,031
Anti-dilutive shares	7	4	6	2
Note 5. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statement of operations include provisions for transactions relating to a player trade and player waiver/contract termination costs (“Team Personnel Transactions”). Team Personnel Transactions were $980 and $5,990 for the three and six months ended December 31, 2016, respectively.
Note 6. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under equity method and cost method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, and ASC Topic 325, Investments - Other, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan		Total
December 31, 2016
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”)	50%	$108,194	$97,500		$205,694
Brooklyn Bowl Las Vegas, LLC (“BBLV”)	(a)	—	2,662	(b)	2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”)	50%	15,770	13,951	(c)	29,721
Fuse Media LLC (“Fuse Media”)	15%	20,631	—		20,631
Cost method investments		4,098	1,678		5,776
Total investments and loans to nonconsolidated affiliates		$148,693	$115,791		$264,484

June 30, 2016
Equity method investments:
AMSGE	50%	$112,147	$97,500		$209,647
BBLV	(a)	—	2,662	(b)	2,662
Tribeca Enterprises	50%	13,736	10,395	(c)	24,131
Fuse Media	15%	21,634	—		21,634
Cost method investments		3,794	1,678		5,472
Total investments and loans to nonconsolidated affiliates		$151,311	$112,235		$263,546
_________________

(a)
The Company is entitled to receive back its capital, which was 74% of BBLV’s total capital as of December 31, 2016 and June 30, 2016, plus a preferred return, after which the Company would own a 20% interest in BBLV.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $62 as of December 31, 2016 and June 30, 2016.

(c)
Includes outstanding payments-in-kind (“PIK”) interest of $451 and $95 as of December 31, 2016 and June 30, 2016, respectively. PIK interest owed does not reduce availability under the revolving credit facility.

As a result of certain legal and regulatory actions against one of the Company’s cost method investments, the Company evaluated whether or not an other-than-temporary impairment of this cost method investment had occurred as of December 31, 2015. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of its cost method investment, which is reflected in miscellaneous expense in the accompanying consolidated and combined statements of operations for the three and six months ended December 31, 2015.
See Note 8 for more information regarding a legal matter related to a company with its majority interest owned by AMSGE.
Note 7. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of December 31, 2016 and June 30, 2016 are as follows:

	December 31, 2016	June 30, 2016
MSG Entertainment	$71,517	$58,979
MSG Sports	218,187	218,187
	$289,704	$277,166
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for either of its reporting units. The increase in the carrying amount of goodwill, as compared to June 30, 2016, in the MSG Entertainment segment was due to the purchase price allocation for the BCE acquisition during the first quarter of fiscal year 2017. The goodwill that arose from this acquisition was valued using unobservable inputs within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow model, which is an income-based approach that allocates to goodwill any acquisition costs not specifically assigned to intangibles, fixed assets or working capital. Goodwill recognized in this acquisition is expected to be deductible for tax purposes. See Note 3 for more information on the allocation of the purchase price and goodwill recognized.
The Company’s indefinite-lived intangible assets as of December 31, 2016 and June 30, 2016 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2016	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(61,808)	$11,316
Other intangibles	16,017	(3,036)	12,981
	$89,141	$(64,844)	$24,297

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

June 30, 2016	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(59,178)	$13,946
Other intangibles	4,217	(2,434)	1,783
	$77,341	$(61,612)	$15,729
The increase in gross carrying amount of other intangibles, as compared to June 30, 2016, was due to the purchase price allocation for the BCE acquisition during the first quarter of fiscal year 2017. Other amortizable intangible assets acquired from this acquisition include festival rights and a tradename with useful lives ranging from 5 to 15 years. Other amortizable intangible assets acquired were valued using unobservable inputs within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow models and relief-from-royalty approach. See Note 3 for more information on the allocation of the purchase price and intangible assets recognized.
Amortization expense for intangible assets was $1,616 and $1,734 for the three months ended December 31, 2016 and 2015, respectively. For the six months ended December 31, 2016 and 2015, amortization expense for intangible assets was $3,232 and $3,469, respectively.
Note 8. Commitments and Contingencies
Commitments
As more fully described in Note 7 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, the Company’s commitments consist primarily of (i) the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and (iii) revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises (see Note 6).
Contingencies
On November 22, 2016, the Company announced that it was notifying customers that it had identified and has addressed a payment card issue that affected cards used at merchandise and food and beverage locations at several of the Company’s New York and Chicago venues. After being notified of a transaction pattern indicating a potential data security concern, the Company commenced an investigation and engaged leading computer security firms to examine its network. The Company, working with security firms, promptly fixed the issue and implemented enhanced security measures.
The Company has incurred and expects to incur expenses associated with the payment card incident and will continue to recognize those expenses as incurred. Such expenses were recognized in selling, general and administrative expenses in the accompanying consolidated and combined statements of operations for the three and six months ended December 31, 2016. Payment card networks may demand that the Company pay certain fees and assessments designed to reimburse payment card issuers. During the second quarter of fiscal year 2017, the Company recorded a contingent liability equal to the currently estimable future payments and a receivable in the same amount reflecting probable insurance recoveries, which are reported in other accrued liabilities and other current assets, respectively, in the accompanying consolidated balance sheet as of December 31, 2016. The Company cannot currently reasonably estimate the remaining amount that may be payable to the card companies and associations in connection with the incident. Although the Company expects its insurance coverage will offset most, if not all, of the expenses associated with the incident, the incident could have a material adverse impact on the Company’s operating results for a future quarter.
Legal Matters
The Company owns 50% of Azoff MSG Entertainment LLC, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters to digital and terrestrial radio and other outlets. GMR has been negotiating licensing terms with radio stations and station groups represented by the Radio Music Licensing Committee (“RMLC”), which acts for and on behalf of over 10,000 commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania asserting that GMR is

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses that include GMR’s entire repertory. GMR and RLMC agreed to an interim license arrangement through September 30, 2017, which radio stations may elect to join on or before January 31, 2017. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the Complaint fails to state a claim. In addition, on December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for copyright licenses.
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
Note 9. Fair Value Measurements
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, marketable securities and available-for-sale securities:

	Fair Value Hierarchy	December 31, 2016	June 30, 2016
Assets:
Commercial Paper	I	$73,472	$79,968
Money market accounts	I	139,543	159,881
Time deposits	I	1,192,450	1,202,681
Marketable securities	I	—	787
Available-for-sale securities	I	33,397	—
Total assets measured at fair value		$1,438,862	$1,443,317
All assets listed above are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amounts of the Company’s commercial paper, money market accounts and time deposits approximate fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheet are as follows:

	December 31, 2016		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including interest accruals	$7,090	$7,090	$7,090	$7,090
Marketable securities	—	—	787	787
Available-for-sale securities (a)	33,397	33,397	—	—
_________________

(a)
Aggregate cost basis for available-for-sale securities, including transaction costs, was $23,222 as of December 31, 2016. The unrealized gain recorded in accumulated other comprehensive income was $10,175 as of December 31, 2016.

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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2016, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of December 31, 2016.
All obligations under the Knicks Revolving Credit Facility are secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (i) the Knicks LLC’s membership rights in the NBA and (ii) revenues to be paid to the Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements.
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
In connection with the entry into the Knicks Revolving Credit Facility, the Company incurred $2,112 for deferred financing costs, which are being amortized to interest expense over the five-year term of the Knicks Revolving Credit Facility. The amount of deferred financing costs, net of amortization, of $422 and $1,584 were included in other current assets and other assets, respectively, in the accompanying consolidated balance sheet as of December 31, 2016.
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a one-year term (the “Knicks Unsecured Credit Facility”). This facility was undrawn as of December 31, 2016.
Rangers Revolving Credit Facility
On January 25, 2017, New York Rangers, LLC (“Rangers LLC”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “Rangers Credit Agreement”) with a syndicate of lenders providing for a senior secured revolving credit facility of up to $150,000 with a term of five years (the “Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. Rangers LLC was in compliance with this financial covenant on the closing date. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn on the closing date.
All obligations under the Rangers Revolving Credit Facility are secured by a first lien security interest in certain of Rangers LLC’s assets, including, but not limited to, (i) Rangers LLC’s membership rights in the NHL, (ii) revenues to be paid to Rangers LLC by the NHL pursuant to certain U.S. and Canadian national broadcast agreements, and (iii) revenues to be paid to Rangers LLC pursuant to local media contracts.
Subject to customary notice and minimum amount conditions, Rangers LLC may voluntarily prepay outstanding loans under the Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Rangers LLC is required to make mandatory prepayments in certain circumstances, including without limitation if the maximum available amount under the Rangers Revolving Credit Facility is less than 17% of qualified revenues.
In addition to the financial covenant described above, the Rangers Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Rangers Revolving Credit Facility contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the Rangers Revolving Credit Facility.
TAO Credit Facilities
On January 31, 2017, TAO Group Intermediate Holdings LLC (“TAOIH”), TAO Group Operating LLC (“TAOG”) and certain of its subsidiaries entered into a credit and guaranty agreement with a syndicate of lenders providing for a senior secured term loan facility of $110,000 with a term of five years (the “TAO Term Loan Facility”) to fund, in part, the acquisition of TAOH and a senior secured revolving credit facility of up to $12,000 with a term of five years (the “TAO Revolving Credit Facility,” and together with the TAO Term Loan Facility, the “TAO Credit Facilities”) for working capital and general corporate purposes of TAOG. The TAO Credit Facilities were obtained without recourse to MSG or any of its affiliates (other than TAOIH and its subsidiaries).
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of fiscal year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of fiscal year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with these financial covenants on the closing date.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

All obligations under the TAO Credit Facilities are secured by a first lien security interest in substantially all of the applicable TAO entities’ assets, including, but not limited to, a pledge of all of the capital stock of substantially all of TAOIH’s wholly-owned domestic subsidiaries and 65% of the voting capital stock, and 100% of the non-voting capital stock, of each of its first-tier foreign subsidiaries.
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Credit Facilities at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) with premiums due in respect of prepayments of the TAO Term Loan Facility or permanent reduction under the TAO Revolving Credit Facility, in each case, starting at 5.0% initially and stepping down to 0% after three years. TAOG is required to make scheduled amortization payments under the TAO Term Loan Facility in consecutive quarterly installments equal to $687.5 per quarter initially and stepping up over time to $4,125 per quarter commencing March 31, 2021 through the final maturity date of the TAO Term Loan Facility with the final balance payable on such maturity date. TAOG is also required to make mandatory prepayments under the TAO Credit Facilities in certain circumstances, including, without limitation, 75% of excess cash flow, with a step-down to 50% when the total net leverage ratio is less than 2.00:1.00.
The TAO Credit Facilities contain certain restrictions on the ability of TAOG to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the TAO Credit Facilities, including, without limitation, the following: (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) making distributions, dividends and other restricted payments; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; (vi) making investments; and (vii) prepaying certain indebtedness.
Note 11. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan (a)	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2016	$(42,611)	$—	$(42,611)
Other comprehensive income before reclassifications, before income taxes	—	10,175	10,175
Amounts reclassified from accumulated other comprehensive loss, before income taxes	663	—	663
Other comprehensive income	663	10,175	10,838
Balance as of December 31, 2016	$(41,948)	$10,175	$(31,773)

Balance as of June 30, 2015	$(40,215)	$—	$(40,215)
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	5,896	—	5,896

Other comprehensive loss before reclassifications, before income taxes	(602)	—	(602)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	517	—	517
Other comprehensive loss	(85)	—	(85)
Balance as of December 31, 2015	$(34,404)	$—	$(34,404)
________________

(a)
Amounts reclassified from accumulated other comprehensive loss, before income taxes, represent amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected in direct

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

operating expenses and selling, general and administrative expenses in the accompanying consolidated and combined statements of operations (see Note 12).
Note 12. Pension Plans and Other Postretirement Benefit Plan
See Note 9 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for more information regarding the Company’s defined benefits pension plans (“Pension Plans”) and postretirement benefit plan (“Postretirement Plan”) as well as the treatment of the Pension Plans and Postretirement Plan before and after the Distribution.
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated and combined statements of operations for the three and six months ended December 31, 2016 and 2015 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost (a)	$23	$1,502	$34	$32
Interest cost (a)	1,240	1,680	40	58
Expected return on plan assets	(596)	(740)	—	—
Recognized actuarial loss	344	255	—	—
Amortization of unrecognized prior service credit	—	—	(13)	(20)
Net periodic benefit cost	$1,011	$2,697	$61	$70

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost (a)	$46	$3,014	$68	$82
Interest cost (a)	2,480	3,609	81	149
Expected return on plan assets	(1,192)	(1,480)	—	—
Recognized actuarial loss	688	554	—	—
Amortization of unrecognized prior service cost (credit)	—	14	(25)	(51)
Net periodic benefit cost	$2,022	$5,711	$124	$180
_________________

(a)
Effective July 1, 2016, the Company changed the approach used to measure service and interest cost components of net periodic benefit costs for Pension Plans and Postretirement Plan. Previously, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plans’ obligations. Beginning fiscal year 2017, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). The Company believes the Spot Rate Approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of the plans’ obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. This change in estimate reduced the Company’ s pension and postretirement net periodic cost by approximately $290 and $580 for the three and six months ended December 31, 2016, respectively, relative to the estimated pension expense had the Company not changed the approach.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The net periodic benefit cost for the Pension Plans for the three months ended September 30, 2015 that is included in the six months ended December 31, 2015 reported in the table above includes $485 of expenses related to MSG Networks’ employees, representing the contributory charge from the Company to MSG Networks for participation in the Pension Plans. In addition, for the three months ended September 30, 2015 that is included in the six months ended December 31, 2015, the Company allocated to MSG Networks $229 of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks.
The net periodic benefit cost for the Postretirement Plan for the three months ended September 30, 2015 that is included in the six months ended December 31, 2015 reported in the table above includes $18 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan. In addition, for the three months ended September 30, 2015 that is included in the six months ended December 31, 2015, the Company allocated to MSG Networks $11 of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (collectively, the “Savings Plans”). In connection with the Distribution, the MSG Holdings, L.P. 401(k) Savings Plan was converted into a multiple employer plan and pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended December 31, 2016 and 2015, expenses related to the Savings Plans, excluding expenses related to MSG Networks’ employees, included in the accompanying consolidated and combined statements of operations were $1,984 and $868, respectively. For the six months ended December 31, 2016 and 2015, expenses related to the Savings Plans, excluding expenses related to MSG Networks’ employees, included in the accompanying combined statements of operations were $3,946 and $1,700. The amount for the three months ended September 30, 2015 that is included in the results of operations for the six months ended December 31, 2015 includes $89 of expenses related to the Company’s corporate employees which were allocated to MSG Networks.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Union Plan (the “Union Savings Plan”). In connection with the Distribution, the Union Savings Plan was converted into a multiple employer plan and pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended December 31, 2016 and 2015, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $28 and $27, respectively. For the six months ended December 31, 2016 and 2015, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $50 and $45, respectively.
Note 13. Share-based Compensation
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
For the three months ended December 31, 2016 and 2015, share-based compensation expense, reduced for estimated forfeiture, was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses and was $11,743 and $7,154, respectively. For the six months ended December 31, 2016 and 2015, share-based compensation expense, reduced for estimated forfeiture, was $20,098 and $10,259, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including the Company and MSG Networks’ employees) of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the six months ended December 31, 2016:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2016	172	313	$167.51
Granted	111	181	$170.98
Vested	(64)	(24)	$143.82
Forfeited	(7)	(1)	$159.34
Unvested award balance, December 31, 2016	212	469	$172.15
The fair value of RSUs that vested during the six months ended December 31, 2016 was $15,209. RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 33 of these RSUs, with an aggregate value of $5,702 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2016.
Note 14. Stock Repurchase Program
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
During the six months ended December 31, 2016, the Company has repurchased 406 shares for a total cost of $72,277, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of December 31, 2016. As of December 31, 2016, the Company had $347,009 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
As of December 31, 2016, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.8% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.8% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”).
In connection with the Distribution, the Company has entered into various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a transition services agreement (“TSA”).
On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred, which resulted in members of the Dolan Family no longer being controlling stockholders of the surviving company, Altice USA. Accordingly, Altice USA is not a related party of the Company, and thus the related party transactions disclosed herein that relate to Altice USA were recognized prior to June 21, 2016. Prior to that, the Company had various agreements with Altice USA. These agreements included arrangements with respect to a number of commercial relationships.

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
The Company also has certain arrangements with its nonconsolidated affiliates. See Note 6 for information on outstanding loans provided by the Company to its nonconsolidated affiliates.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues	$39,040	$41,321	$72,881	$74,880
Operating expenses (credits):
Corporate general and administrative, net - MSG Networks	$(2,406)	$(2,196)	$(4,895)	$(33,787)
Consulting fees	942	366	1,919	434
Advertising	475	777	595	945
Transactions with Altice USA	—	1,749	—	2,454
Other, net	(152)	40	(134)	47
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
Corporate General and Administrative Expense, net - MSG Networks
For the three months ended December 31, 2016 and 2015, Corporate general and administrative expense, net - MSG Networks amount reflects charges from the Company to MSG Networks under the TSA of $2,118 and $2,229, respectively, net of general and administrative costs charged to the Company by MSG Networks. For the six months ended December 31, 2016 and 2015, Corporate general and administrative expense, net - MSG Networks amount reflects charges from the Company to MSG Networks under the TSA of $4,166 and $2,229, respectively
Prior to the Distribution, allocations of corporate overhead and shared services expense from Former Parent were based on direct usage or the relative proportion of revenue or headcount. The Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Consulting Fees
The Company pays AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks and Altice USA, most of which related to the utilization of advertising and promotional benefits by the Company.
Transactions with Altice USA
Amounts represent charges to the Company by Altice USA for corporate general and administrative expenses and telephone and other fiber optic transmission services. In addition, transactions with Altice USA include net charges related to a reciprocal aircraft arrangement between the Company and Altice USA.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges related to a reciprocal aircraft arrangement between the Company and the DFO.
Note 16. Income Taxes
Income tax expense (benefit) for the three months ended December 31, 2016 and 2015 was $3,248 and $(70), respectively. The effective tax rate for the three months ended December 31, 2016 and 2015 was 5.4% and (0.2)%, respectively. For the six months ended December 31, 2016 and 2015, income tax expense was $314 and $52, respectively. The effective tax rate for the six months ended December 31, 2016 and 2015 was 1.1% and 0.1%, respectively.
The Company’s effective tax rate for the three months ended December 31, 2016 is different when compared to the statutory federal rate of 35%, primarily as a result of a reduction of $22,123 of recorded Federal and state valuation allowances which offsets tax expense that would otherwise have been recorded on operating income. The tax expense also includes $3,126 to reverse tax benefit recorded on operating losses in the three months ended September 30, 2016, as well as tax expense of $1,012 primarily related to non-deductible expenses.
The Company’s effective tax rate for the six months ended December 31, 2016 is different when compared to the statutory federal rate of 35% as a result of a reduction of $11,115 of recorded Federal and state valuation allowances which offsets tax expense that would have otherwise been recorded on operating income. The income tax expense also reflects tax expense of $1,342 primarily related to non-deductible expenses.
The Company’s effective tax rates for the three and six months ended December 31, 2015 are different when compared to the statutory federal rate of 35% primarily due to a reduction of approximately $20,800 in the valuation allowance recorded on the Company’s net deferred tax asset established at the time of the Distribution. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company’s business. This initially created a deferred tax asset for which the Company recorded a full valuation allowance as it was more likely than not that the deferred tax asset would not be realized.
The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of December 31, 2016. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 17. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of FASB ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. The Company allocates certain corporate costs and its venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation and amortization expense related to The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvements not allocated to the reportable segments and is reported in “All other.”
During the first quarter of fiscal year 2017, the Company refined its approach to allocating corporate, venue operating and other shared expenses. Management analyzed the specific support provided by individual corporate and venue personnel using a detailed efforts-based analysis. The Company considered this approach to better refine segment profitability for users of the financial information and, therefore, made this change in the first quarter of fiscal year 2017. Prior period results are reflected as originally reported and have not been restated. Had the revised approach been used in fiscal year 2016, operating income reported in MSG Sports and MSG Entertainment during the second quarter of fiscal year 2016 would have improved by approximately $721 and $34, respectively. For the six months ended December 31, 2015, operating income reported in MSG Sports and MSG Entertainment would have improved by approximately $2,649 and $570, respectively. These improvements would have been offset by increases of $755 and $3,219 in the operating loss of All other for the three and six months ended December 31, 2015, respectively. The adjusted operating income, as defined below, reported in MSG Sports and MSG Entertainment during the second quarter of fiscal year 2016 would have improved by approximately $849 and $662, respectively. For the six months ended December 31, 2015, adjusted operating income reported in MSG Sports and MSG Entertainment would have improved by approximately $2,486 and $1,597, respectively. These improvements would have been offset by increases of $1,511 and $4,083 in the adjusted operating loss of All other for the three and six months ended December 31, 2015, respectively.
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
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended December 31, 2016
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$192,485	$252,665	$—		$445,150
Direct operating expenses	106,464	160,209	—		266,673
Selling, general and administrative expenses	26,442	49,346	18,472	(a)	94,260
Depreciation and amortization	2,833	2,905	20,228		25,966
Operating income (loss)	$56,746	$40,205	$(38,700)		$58,251
Loss in equity method investments					(1,188)
Interest income					2,692
Interest expense					(491)
Miscellaneous income				(b)	1,405
Income from operations before income taxes					$60,669

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	$56,746	$40,205	$(38,700)		$58,251
Add back:
Share-based compensation expense	4,076	4,100	3,567		11,743
Depreciation and amortization	2,833	2,905	20,228		25,966
Adjusted operating income (loss)	$63,655	$47,210	$(14,905)		$95,960

Other information:
Capital expenditures	$5,434	$693	$7,297		$13,424

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended December 31, 2015
	MSG Entertainment	MSG Sports	All Other		Total
Revenues (c)	$181,087	$229,533	$218		$410,838
Direct operating expenses	110,477	139,155	—		249,632
Selling, general and administrative expenses (c)	23,806	47,075	15,381	(a)	86,262
Depreciation and amortization	2,528	2,769	20,608		25,905
Operating income (loss) (c)	$44,276	$40,534	$(35,771)		$49,039
Loss in equity method investments					(2,475)
Interest income					1,448
Interest expense					(514)
Miscellaneous expense				(b)	(4,080)
Income from operations before income taxes					$43,418

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss) (c)	$44,276	$40,534	$(35,771)		$49,039
Add back:
Share-based compensation expense (c)	2,088	2,453	2,613		7,154
Depreciation and amortization	2,528	2,769	20,608		25,905
Adjusted operating income (loss) (c)	$48,892	$45,756	$(12,550)		$82,098

Other information:
Capital expenditures	$328	$1,562	$5,509		$7,399

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended December 31, 2016
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$303,183	$323,662	$—		$626,845
Direct operating expenses	198,322	179,758	—		378,080
Selling, general and administrative expenses	49,882	88,859	32,540	(a)	171,281
Depreciation and amortization	5,519	5,523	41,034		52,076
Operating income (loss)	$49,460	$49,522	$(73,574)		$25,408
Loss in equity method investments					(2,182)
Interest income					5,091
Interest expense					(901)
Miscellaneous income				(b)	1,405
Income from operations before income taxes					$28,821

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	$49,460	$49,522	$(73,574)		$25,408
Add back:
Share-based compensation expense	7,615	7,584	4,899		20,098
Depreciation and amortization	5,519	5,523	41,034		52,076
Adjusted operating income (loss)	$62,594	$62,629	$(27,641)		$97,582

Other information:
Capital expenditures	$6,794	$2,357	$12,615		$21,766

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended December 31, 2015
	MSG Entertainment	MSG Sports	All Other		Total
Revenues (c)	$258,113	$302,681	$425		$561,219
Direct operating expenses	167,478	153,504	—		320,982
Selling, general and administrative expenses (c)	41,614	83,035	19,981	(a)	144,630
Depreciation and amortization	5,102	5,629	40,414		51,145
Operating income (loss) (c)	$43,919	$60,513	$(59,970)		$44,462
Earnings in equity method investments					204
Interest income					2,405
Interest expense					(1,054)
Miscellaneous expense				(b)	(4,080)
Income from operations before income taxes					$41,937

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss) (c)	$43,919	$60,513	$(59,970)		$44,462
Add back:
Share-based compensation expense (c)	3,004	4,027	3,228		10,259
Depreciation and amortization	5,102	5,629	40,414		51,145
Adjusted operating income (loss) (c)	$52,025	$70,169	$(16,328)		$105,866

Other information:
Capital expenditures	$917	$3,329	$55,435	(d)	$59,681
_________________

(a)	Consists of unallocated corporate general and administrative costs.

(b)
Miscellaneous income for the three and six months ended December 31, 2016 consists principally of the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous expenses for the three and six months ended December 31, 2015 primarily include partial write-down of one of the Company’s cost method investments (see Note 6).

(c)
During the three months ended December 31, 2015, for segment reporting purposes, ad sales commission revenues and associated expenses were allocated 50% to each of our MSG Entertainment and MSG Sports segments. Effective January 1, 2016, the Company began presenting all of its ad sales commission revenues and associated expenses within the MSG Sports segment. The segments’ operating results for the three and six months ended December 31, 2015 have been restated to reflect this change.

(d)	Capital expenditures for the six months ended December 31, 2015 are primarily associated with the purchase of an aircraft, as well as certain investments with respect to The Garden.
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 19. Subsequent Events
Rangers Revolving Credit Facility
On January 25, 2017, Rangers LLC, a wholly owned subsidiary of the Company, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility. See Note 10 for more information regarding the Company’s new Rangers Revolving Credit Facility.
TAO Group Acquisition
On January 31, 2017, the Company entered into a transaction agreement pursuant to which it acquired a 62.5% common equity interest and a preferred equity interest in TAOH. See Note 3 for more information regarding the Company’s new acquisition. In addition, in connection with this transaction, TAOIH, TAOG and certain of its subsidiaries obtained a senior secured term loan facility and a senior secured revolving credit facility for working capital and general corporate purposes of TAOG. See Note 10 for more information regarding the TAO Credit Facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” or the “Company”), including higher team personnel compensation and higher revenues as a result of the new NBA national media rights deal. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•
the continued popularity and success of the Tao restaurants and nightlife and hospitality venues, as well as its existing brands, and the ability to successfully open and operate new restaurants and nightlife and hospitality venues;

•	the ability of BCE to attract attendees and performers to its festival;

•	the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	the operating and financial performance of our strategic acquisitions and investments, including those we do not control;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•
the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock;

•	the tax free treatment of the Distribution; and

•	the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, and described in this quarterly report under “Part II - Item 1A. Risk Factors.”
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts events and special events, which are presented or hosted in the Company’s diverse collection of venues. MSG Entertainment also includes the Company’s original productions — Christmas Spectacular and New York Spectacular — as well as Boston Calling Events LLC, the live events production company that owns and operates the Boston Calling Music Festival. MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, the Hartford Wolf Pack of the AHL, and the Westchester Knicks of the NBADL. The MSG Sports segment is also home to a broad array of other live sporting events, including professional boxing, college basketball, professional bull riding, mixed martial arts, tennis and college wrestling, all of which the Company promotes, produces and/or presents.
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
Factors Affecting Results of Operations
The consolidated statement of operations for the three months ended December 31, 2016 and 2015 and for the six months ended December 31, 2016 are presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. The financial information for the three months ended September 30, 2015 that is included in the results operations for the six months ended December 31, 2015 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution. As such, the combined statements of operations for the six months ended December 31, 2015 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the results of operations for the three months ended September 30, 2015 that are included in the combined financial statements for the six months ended December 31, 2015 may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the period presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2016 compared to the three and six months ended December 31, 2015 on a consolidated and where applicable, combined and segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2016 compared to the six months ended December 31, 2015, as well as certain contractual obligations and off balance sheet arrangements.
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

Results of Operations
Comparison of the Three Months Ended December 31, 2016 versus the Three Months Ended December 31, 2015
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Revenues	$445,150	$410,838	$34,312	8%

Direct operating expenses	266,673	249,632	17,041	7%
Selling, general and administrative expenses	94,260	86,262	7,998	9%
Depreciation and amortization	25,966	25,905	61	NM
Operating income	58,251	49,039	9,212	19%
Other income (expense):
Loss in equity method investments	(1,188)	(2,475)	1,287	52%
Interest income, net	2,201	934	1,267	136%
Miscellaneous income (expense)	1,405	(4,080)	5,485	134%
Income from operations before income taxes	60,669	43,418	17,251	40%
Income tax benefit (expense)	(3,248)	70	(3,318)	NM
Net income	57,421	43,488	13,933	32%
Less: Net loss attributable to noncontrolling interests	(305)	—	(305)	NM
Net income attributable to The Madison Square Garden Company’s stockholders	$57,726	$43,488	$14,238	33%

NM — Percentage is not meaningful

During the three months ended December 31, 2015, for segment reporting purposes, ad sales commission revenues and associated expenses were allocated 50% to each of our MSG Entertainment and MSG Sports segments. Effective January 1, 2016, the Company began presenting all of its ad sales commission revenues and associated expenses within the MSG Sports segment. The segments’ operating results for the three months ended December 31, 2015 have been restated to reflect this change.
The following is a summary of changes in segments’ operating results for the three months ended December 31, 2016 as compared to the prior year period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a) (b)	$11,398	$(4,013)	$2,636	$305	$12,470
MSG Sports segment (a) (b)	23,132	21,054	2,271	136	(329)
Other (b)	(218)	—	3,091	(380)	(2,929)
	$34,312	$17,041	$7,998	$61	$9,212

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

(b)
See Note 17 to the consolidated and combined financial statements included in “Part I – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of the Company’s refinement of its methodologies used to allocate its corporate, venue operating and other shared expenses.

Selling, general and administrative expenses - Other
The increase in Other reflects (i) an increase in employee compensation and related benefits and (ii) higher provision for the Company’s New York State and City capital tax partially offset by lower professional fees.
Operating loss - Other
Operating loss in Other for the three months ended December 31, 2016 increased $2,929, or 8%, to $38,700. The increase was primarily due the changes in selling, general and administrative expenses - Other, as discussed above.
Loss in equity method investments
Loss in equity method investments for the three months ended December 31, 2016 decreased $1,287, or 52%, to $1,188. Earnings (loss) in equity method investments reflects the Company’s share of the net earnings (loss) of equity method investments, inclusive of amortization expense for intangible assets associated with these investments. The Company’s share of the earnings (loss) of its equity method investments is recorded on a three-month lag basis. The year-over-year decrease in loss reflects a distribution from an equity method investment that was previously written off.
Miscellaneous income (expense)
Miscellaneous income in the current year period consists principally of the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous expense in the prior year period reflects a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of one of the Company’s cost method investments (see Note 6 to the consolidated and combined financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).
Income taxes
Income tax expense for the three months ended December 31, 2016 was $3,248 and income tax benefit for the three months ended December 31, 2015 was $70.
The effective tax rate for the three months ended December 31, 2016 of 5.4% is different when compared to the statutory federal rate of 35%, primarily as a result of a reduction of $22,123 of recorded Federal and state valuation allowances which offsets tax expense that would otherwise have been recorded on operating income. The tax expense also includes $3,126 to reverse tax benefit recorded on operating losses in the three months ended September 30, 2016, as well as tax expense of $1,012 primarily related to non-deductible expenses.
The effective tax rate for the three months ended December 31, 2015 of (0.2)% is different when compared to the statutory federal rate of 35% primarily due to a reduction of approximately $20,800 in the valuation allowance recorded on the Company’s net deferred tax asset established at the time of the Distribution. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company’s business. This initially created a deferred tax asset for which the Company recorded a full valuation allowance as it was more likely than not that the deferred tax asset would not be realized. In addition, results for the three months ended December 31, 2015 include a benefit from a change in the state tax rates used to value deferred taxes related to indefinite-lived assets in connection with the filing of the December 31, 2014 state tax returns which included the Company’s results. Both the three month and six month results reflect an expense from an increase in the deferred tax liability on indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.

Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Three Months Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Operating income	$58,251	$49,039	$9,212	19%
Share-based compensation	11,743	7,154
Depreciation and amortization	25,966	25,905
Adjusted operating income	$95,960	$82,098	$13,862	17%
Adjusted operating income for the three months ended December 31, 2016 increased $13,862, or 17%, to $95,960 as compared to the prior year period. The net increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$14,763
Increase in adjusted operating income of the MSG Sports segment	1,454
Other net decreases	(2,355)
$13,862
Other net decreases reflect (i) an increase in employee compensation and related benefits, excluding share-based compensation expense and (ii) higher provision for the Company’s New York State and City capital tax partially offset by lower professional fees.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Three Months Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Revenues	$192,485	$181,087	$11,398	6%
Direct operating expenses	106,464	110,477	(4,013)	(4)%
Selling, general and administrative expenses	26,442	23,806	2,636	11%
Depreciation and amortization	2,833	2,528	305	12%
Operating income	$56,746	$44,276	$12,470	28%
Reconciliation to adjusted operating income:
Share-based compensation	4,076	2,088
Depreciation and amortization	2,833	2,528
Adjusted operating income	$63,655	$48,892	$14,763	30%
Revenues
Revenues for the three months ended December 31, 2016 increased $11,398, or 6%, to $192,485 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from the presentation of the Christmas Spectacular	$7,102
Increase in event-related revenues at the Forum	5,106
Increase in event-related revenues at The Garden	1,470
Increase in venue-related sponsorship and signage and suite rental fee revenues	1,231
Decrease in event-related revenues at The Theater at Madison Square Garden	(2,898)
Decrease in event-related revenues at The Chicago Theatre	(619)
Other net increases	6
$11,398
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to higher average ticket prices, inclusive of the impact of eliminating high volume buyers, during the current year period as compared to the prior year period. Including performances that took place in January 2017, more than one million tickets were sold during the 2016 holiday season, which represents a low single digit percentage decrease as compared to the 2015 holiday season due to seven fewer scheduled performances partially offset by higher average per-show paid attendance.
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
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to an increase in venue-related sponsorship and signage revenue, as a result of new sponsorship inventory that was not available during the prior year period, as well as increased sales of existing inventory.
The decrease in event-related revenues at The Theater at Madison Square Garden was primarily due to lower performance of a multi-week holiday show as compared to a multi-week holiday show presented during the prior year period.
The decrease in event-related revenues at The Chicago Theatre was primarily due to a change in the mix of events partially offset by additional events held at the venue during the current year period as compared to the prior year period.

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2016 decreased $4,013, or 4%, to $106,464 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in direct operating expenses associated with the presentation of the Christmas Spectacular	$(4,876)
Decrease in event-related direct operating expenses at The Theater at Madison Square Garden	(1,395)
Decrease in event-related direct operating expenses at The Chicago Theatre	(765)
Increase in venue operating costs primarily due to higher labor-related costs	1,630
Increase in event-related direct operating expenses at the Forum	1,356
Other net increases	37
$(4,013)
The decrease in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to a decrease in deferred production cost amortization and lower costs due to operational efficiencies, as well as a decrease in marketing expenses.
The decrease in event-related direct operating expenses at The Theater at Madison Square Garden was primarily due to lower performance of a multi-week holiday show as compared to a multi-week holiday show presented during the prior year period.
The decrease in event-related direct operating expenses at The Chicago Theatre was primarily due to a change in the mix of events partially offset by additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Forum was primarily due to additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2016 increased $2,636, or 11%, to $26,442 as compared to the prior year period mainly due to an increase in corporate general and administrative costs and higher professional fees.
Operating income
Operating income for the three months ended December 31, 2016 increased $12,470, or 28%, to $56,746 as compared to the prior year period primarily due to an increase in revenues and lower direct operating expenses slightly offset by higher selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income increased for the three months ended December 31, 2016 by $14,763, or 30%, to $63,655 as compared to the prior year period primarily due to an increase in revenues and lower direct operating expenses slightly offset by higher selling, general and administrative expenses, as discussed above. The increase in adjusted operating income excludes an increase in share-based compensation expense for the three months ended December 31, 2016 as compared to to the prior year period.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Three Months Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Revenues	$252,665	$229,533	$23,132	10%
Direct operating expenses	160,209	139,155	21,054	15%
Selling, general and administrative expenses	49,346	47,075	2,271	5%
Depreciation and amortization	2,905	2,769	136	5%
Operating income	$40,205	$40,534	$(329)	(1)%
Reconciliation to adjusted operating income:
Share-based compensation	4,100	2,453
Depreciation and amortization	2,905	2,769
Adjusted operating income	$47,210	$45,756	$1,454	3%

Revenues
Revenues for the three months ended December 31, 2016 increased $23,132, or 10%, to $252,665 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from league distributions	$10,016
Increase in professional sports teams’ pre/regular season ticket-related revenue	7,155
Increase in event-related revenues from other live sporting events	3,926
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	981
Increase in local media rights fees from MSG Networks	605
Other net increases	449
$23,132
The increase in revenues from league distributions reflects the impact from the NBA’s new national media rights agreements, which began with the 2016-17 NBA regular season, partially offset by other net decreases.
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to higher average per-game revenue and the Rangers playing one more pre-season game at The Garden during the current year period as compared to the prior year period. Higher average per-game revenue reflects the changes made to ticketing polices, resulting in fewer full season tickets sold and more sales of partial season plans as well as individual and group tickets.
The increase in event-related revenues from other live sporting events was primarily due to a change in the mix of events as well as more events during the current year period as compared to the prior year period.
The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to higher average per-game revenue and the Rangers playing one more pre-season game at The Garden during the current year period as compared to the prior year period.
The increase in local media rights fees from MSG Networks was due to contractual rate increases.

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2016 increased $21,054, or 15%, to $160,209 as compared to the prior year period. The net increase is attributable to the following:

Increase in team personnel compensation	$10,436
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	4,346
Increase in event-related expenses associated with other live sporting events	1,638
Increase in other team operating expenses not discussed elsewhere in this table	1,574
Increase in venue operating costs	1,401
Increase in a provision for a team personnel transaction	980
Other net increases	679
$21,054
The increase in team personnel compensation was primarily due to higher overall player salaries during the current year period, inclusive of the impact of roster changes at the Company’s sports teams. In connection with the NBA’s new national media rights agreements, the NBA’s player salary cap for the 2016-17 regular season increased significantly, as compared to the salary cap for the 2015-16 regular season.
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax and a provision for a team personnel transaction were as follows:

	Three Months Ended		Increase
	December 31,
	2016	2015
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$19,071	$14,725	$4,346
Provision for a team personnel transaction	980	—	980
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher provisions for both NBA and NHL revenue sharing expense of $3,457 and lower NBA luxury tax credit of $889. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing expense for the 2016-17 season and lower estimated net player escrow recoveries partially offset by net adjustments to prior seasons’ revenue sharing expense. The Knicks were not a luxury tax payer for the 2015-16 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. Although the Knicks roster as of December 31, 2016 would not result in luxury tax for the 2016-17 season, the estimated luxury tax receipt is currently anticipated to be lower than for the 2015-16 season. The actual amounts for the 2016-17 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transaction for the three months ended December 31, 2016 reflects a provision recorded for a player waiver/contract termination.
The increase in event-related expenses associated with other live sporting events was due to a change in the mix of events as well as more events during the current year period as compared to the prior year period.
The increase in other team operating expenses was primarily due to higher day-of-event costs, inclusive of the Rangers playing one more pre-season game at The Garden during the current year period as compared to the prior year period as well as higher team travel expenses and league assessments.
The increase in venue operating costs was primarily due to higher operating costs at The Garden driven by an increase in labor-related costs slightly offset by decreases in other venue operating expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2016 increased $2,271, or 5%, to $49,346 as compared to the prior year period primarily due to an increase in employee compensation and related benefits slightly offset by other net cost decreases.

Operating income
Operating income for the three months ended December 31, 2016 decreased $329, or 1%, to $40,205 as compared to the prior year period primarily due to an increase in revenues largely offset by higher direct operating expenses and, to a lesser extent, an increase in selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended December 31, 2016 increased $1,454, or 3%, to $47,210 as compared to the prior year period primarily due to an increase in revenues largely offset by higher direct operating expenses and, to a lesser extent, an increase in selling, general and administrative expenses, as discussed above. The increase in adjusted operating income excludes an increase in share-based compensation expense for the three months ended December 31, 2016 as compared to the prior year period.

Comparison of the Six Months Ended December 31, 2016 versus the Six Months Ended December 31, 2015
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Six Months Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Revenues	$626,845	$561,219	$65,626	12%

Direct operating expenses	378,080	320,982	57,098	18%
Selling, general and administrative expenses	171,281	144,630	26,651	18%
Depreciation and amortization	52,076	51,145	931	2%
Operating income	25,408	44,462	(19,054)	(43)%
Other income (expense):
Earnings (loss) in equity method investments	(2,182)	204	(2,386)	NM
Interest income, net	4,190	1,351	2,839	NM
Miscellaneous income (expense)	1,405	(4,080)	5,485	134%
Loss from operations before income taxes	28,821	41,937	(13,116)	(31)%
Income tax expense	(314)	(52)	(262)	NM
Net income (loss)	28,507	41,885	(13,378)	(32)%
Less: Net loss attributable to noncontrolling interests	(593)	—	(593)	NM
Net income attributable to The Madison Square Garden Company’s stockholders	$29,100	$41,885	$(12,785)	(31)%

NM — Percentage is not meaningful

During the three months ended December 31, 2015, for segment reporting purposes, ad sales commission revenues and associated expenses were allocated 50% to each of our MSG Entertainment and MSG Sports segments. Effective January 1, 2016, the Company began presenting all of its ad sales commission revenues and associated expenses within the MSG Sports segment. The segments’ operating results for the six months ended December 31, 2015 have been restated to reflect this change.
The following is a summary of changes in segments’ operating results for the six months ended December 31, 2016 as compared to the prior year period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a) (b)	$45,070	$30,844	$8,268	$417	$5,541
MSG Sports segment (a) (b)	20,981	26,254	5,824	(106)	(10,991)
Other (b)	(425)	—	12,559	620	(13,604)
	$65,626	$57,098	$26,651	$931	$(19,054)

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

(b)
See Note 17 to the consolidated and combined financial statements included in “Part I – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of the Company’s refinement of its methodologies used to allocate its corporate, venue operating and other shared expenses.

 Selling, general and administrative expenses - Other
The increase in Other reflects (i) an increase in employee compensation and related benefits and (ii) the Company being subject to New York State and City capital tax for two fiscal quarters in the current year period as compared to only one fiscal quarter in the prior year period slightly offset by lower professional fees.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2016 increased $931, or 2%, to $52,076 as compared to the prior year period primarily due to higher depreciation expense on property and equipment placed into service in October 2015 and amortization expense associated with intangible assets acquired during the six months ended December 31, 2016.
Operating loss - Other
Operating loss in Other for the six months ended December 31, 2016 increased $13,604, or 23%, to $73,574. The increase was primarily due to the changes in selling, general and administrative expenses - Other, as discussed above.
Earnings (loss) in equity method investments
Earnings in equity method investments for the six months ended December 31, 2016 decreased $2,386 to a loss of $2,182. Earnings (loss) in equity method investments reflects the Company’s share of the net earnings (loss) of equity method investments, inclusive of amortization expense for intangible assets associated with these investments. The Company’s share of the earnings (loss) of its equity method investments is recorded on a three-month lag basis. The year-over-year decrease in earnings reflects the non-recurring gains in the prior year period at one of our joint ventures partially offset by a distribution in the current year period from an equity method investment that was previously written off.
Miscellaneous income (expense)
Miscellaneous income in the current year period consists principally of the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous expense in the prior year period reflects a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of one of the Company’s cost method investments (see Note 6 to the consolidated and combined financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).
Income taxes
Income tax expense for the six months ended December 31, 2016 was $314 and income tax expense for the six months ended December 31, 2015 was $52.
The effective tax rate for the six months ended December 31, 2016 of 1.1% is different when compared to the statutory federal rate of 35% as a result of a reduction of $11,115 of recorded Federal and state valuation allowances which offsets tax expense that would have otherwise been recorded on operating income. The income tax expense also reflects tax expense of $1,342 primarily related to non-deductible expenses.
The effective tax rate for the six months ended December 31, 2015 of 0.1% is different when compared to the statutory federal rate of 35% primarily due to a reduction of approximately $20,800 in the valuation allowance recorded on the Company’s net deferred tax asset established at the time of the Distribution. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company’s business. This initially created a deferred tax asset for which the Company recorded a full valuation allowance as it was more likely than not that the deferred tax asset would not be realized.

Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Six Months Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Operating income	$25,408	$44,462	$(19,054)	(43)%
Share-based compensation	20,098	10,259
Depreciation and amortization	52,076	51,145
Adjusted operating income	$97,582	$105,866	$(8,284)	(8)%
Adjusted operating income for the six months ended December 31, 2016 decreased $8,284, or 8%, to $97,582 as compared to the prior year period. The net decrease is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$10,569
Decrease in adjusted operating income of the MSG Sports segment	(7,540)
Other net decreases	(11,313)
$(8,284)
Other net decreases reflect (i) an increase in employee compensation and related benefits excluding share-based compensation expense and (ii) the Company being subject to New York State and City capital tax for two fiscal quarters in the current year period as compared to only one fiscal quarter in the prior year period slightly offset by lower professional fees.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Six Months Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Revenues	$303,183	$258,113	$45,070	17%
Direct operating expenses	198,322	167,478	30,844	18%
Selling, general and administrative expenses	49,882	41,614	8,268	20%
Depreciation and amortization	5,519	5,102	417	8%
Operating income	$49,460	$43,919	$5,541	13%
Reconciliation to adjusted operating income:
Share-based compensation	7,615	3,004
Depreciation and amortization	5,519	5,102
Adjusted operating income	$62,594	$52,025	$10,569	20%
Revenues
Revenues for the six months ended December 31, 2016 increased $45,070, or 17%, to $303,183 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$17,159
Increase in event-related revenues at the Forum	12,802
Increase in revenues from the presentation of the New York Spectacular as a result of no scheduled performances in the prior year period	11,187
Increase in revenues from the presentation of the Christmas Spectacular	7,380
Increase in venue-related sponsorship and signage and suite rental fee revenues	1,216
Net increase in event-related revenues at the other venues not discussed elsewhere in this table	850
Decrease in event-related revenues at The Theater at Madison Square Garden	(2,308)
Decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	(3,068)
Other net decreases	(148)
$45,070
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
The increase in revenues from the presentation of the New York Spectacular was driven by 56 scheduled performances presented in the current year period as compared to no scheduled performances in the prior year period. This was a result of the Company’s decision to shift the timing of the production run from the spring to the summer. The Company is currently undertaking a review of the New York Spectacular from a content, operating and timing standpoint.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to higher average ticket prices, inclusive of the impact of eliminating high volume buyers, during the current year period as compared to the prior year period. Including performances that took place in January 2017, more than one million tickets were sold during the 2016 holiday season, which represents a low single digit percentage decrease as compared to the 2015 holiday season due to seven fewer scheduled performances partially offset by higher average per-show paid attendance.

The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to an increase in venue-related sponsorship and signage revenue, a result of increased sales of existing inventory as well as new sponsorship inventory.
The net increase in event-related revenues at the other venues was primarily due to an increase in event-related revenues at the Beacon Theatre primarily driven by additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period, as well as revenues from BCE, which was acquired in July 2016. This increase was partially offset by decrease in event-related revenues at The Chicago Theatre and the Wang Theatre driven by a change in the mix of events held at these venues during the current year period as compared to the prior year period.
The decrease in revenues at The Theater at Madison Square Garden was primarily due to lower performance of a multi-week holiday show as compared to a multi-week holiday show presented during the prior year period partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, reflects the impact from the absence of NBC’s America’s Got Talent, which was presented at the venue during the prior year period. This decrease was partially offset by additional events as well as a change in the mix of events held at the venue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2016 increased $30,844, or 18%, to $198,322 as compared to the prior year period. The net increase is attributable to the following:

Increase in direct operating expenses associated with the presentation of the New York Spectacular as a result of no scheduled performances in the prior year period	$21,538
Increase in event-related direct operating expenses at The Garden	10,271
Increase in event-related direct operating expenses at the Forum	5,903
Net increase in event-related direct operating expenses at the other venues not discussed elsewhere in this table	362
Decrease in direct operating expenses associated with the presentation of the Christmas Spectacular	(4,728)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	(1,806)
Decrease in event-related direct operating expenses at The Theater at Madison Square Garden	(1,076)
Other net increases	380
$30,844
The increase in direct operating expenses associated with the presentation of the New York Spectacular was driven by 56 scheduled performances in the current year period as compared to no scheduled performances in the prior year period. This was a result of the Company’s decision to shift the timing of the production run from the spring to the summer. The Company is currently undertaking a review of the New York Spectacular from a content, operating and timing standpoint.
The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events and, to a lesser extent, additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Forum was due to additional events held at the venue during the current year period as compared to the prior year period.
The net increase in event-related direct operating expenses at the other venues was primarily due to expenses from BCE, which was acquired in July 2016, and an increase in event-related direct operating expenses at the Beacon Theatre driven by additional events partially offset by a change in the mix of events held at the venues during the current year period as compared to the prior year period. This increase was partially offset by decrease in event-related direct operating expenses at The Chicago Theatre driven by a change in the mix of events partially offset by additional events held at these venues during the current year period as compared to the prior year period.
The decrease in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to a decrease in deferred production cost amortization and lower costs due to operational efficiencies, as well as a decrease in marketing expenses.

The decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, reflects the impact from the absence of NBC’s America’s Got Talent, which was presented at the venue during the prior year period. This decrease was partially offset by additional events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at The Theater at Madison Square Garden was primarily due to lower performance of a multi-week holiday show as compared to a multi-week holiday show presented during the prior year period partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2016 increased $8,268, or 20%, to $49,882 as compared to the prior year period. The increase mainly reflects higher corporate general and administrative costs and professional fees.
Operating income
Operating income for the six months ended December 31, 2016 increased $5,541, or 13%, to $49,460 as compared to the prior year period primarily due to an increase in revenues largely offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the six months ended December 31, 2016 increased $10,569, or 20%, to $62,594 as compared to the prior year period primarily due to an increase in revenues largely offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above. The increase in adjusted operating income excludes an increase in share-based compensation expense for the six months ended December 31, 2016 as compared to to the prior year period.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Six Months Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Revenues	$323,662	$302,681	$20,981	7%
Direct operating expenses	179,758	153,504	26,254	17%
Selling, general and administrative expenses	88,859	83,035	5,824	7%
Depreciation and amortization	5,523	5,629	(106)	(2)%
Operating income	$49,522	$60,513	$(10,991)	(18)%
Reconciliation to adjusted operating income:
Share-based compensation	7,584	4,027
Depreciation and amortization	5,523	5,629
Adjusted operating income	$62,629	$70,169	$(7,540)	(11)%
Revenues
Revenues for the six months ended December 31, 2016 increased $20,981, or 7%, to $323,662 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from league distributions	$10,100
Increase in event-related revenues from other live sporting events	4,075
Increase in professional sports teams’ pre/regular season ticket-related revenue	3,761
Increase in local media rights fees from MSG Networks	1,162
Increase in suite rental fee revenue	1,063
Other net increases	820
$20,981
The increase in revenues from league distributions reflects the impact from the NBA’s new national media rights agreements, which began with the 2016-17 NBA regular season, partially offset by other net decreases.
The increase in event-related revenues from other live sporting events was due to additional events as well as a change in the mix of events during the current year period as compared to the prior year period.
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to higher average per-game revenue, which reflects the changes made to ticketing polices, resulting in fewer full season tickets sold and more sales of partial season plans as well as individual and group tickets.
The increase in local media rights fees from MSG Networks was due to contractual rate increases.
The increase in suite rental fee revenue was primarily due to contractual rate increases partially offset by other net decreases.

Direct operating expenses
Direct operating expenses for the six months ended December 31, 2016 increased $26,254, or 17%, to $179,758 as compared to the prior year period. The net increase is attributable to the following:

Increase in team personnel compensation	$9,899
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	6,365
Increase in net provisions for certain team personnel transactions	5,990
Increase in event-related expenses associated with other live sporting events	1,616
Increase in venue operating costs	976
Increase in other team operating expenses not discussed elsewhere in this table	603
Other net increases	805
$26,254
The increase in team personnel compensation was primarily due to higher overall player salaries during the current year period, inclusive of the impact of roster changes at the Company’s sports teams. In connection with the NBA’s new national media rights agreements, the NBA’s player salary cap for the 2016-17 regular season increased significantly, as compared to the salary cap for the 2015-16 regular season.
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax and for certain team personnel transactions were as follows:

	Six Months Ended		Increase
	December 31,
	2016	2015
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$19,370	$13,005	$6,365
Net provisions for certain team personnel transactions	5,990	—	5,990
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher provisions for both NBA and NHL revenue sharing expense of $5,476 and lower NBA luxury tax credit of $889. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing expense for the 2016-17 season and lower estimated net player escrow recoveries. The Knicks were not a luxury tax payer for the 2015-16 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. Although the Knicks roster as of December 31, 2016 would not result in luxury tax for the 2016-17 season, the estimated luxury tax receipt is currently anticipated to be lower than for the 2015-16 season. The actual amounts for the 2016-17 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transactions for the six months ended December 31, 2016 reflect provisions recorded for a player trade and a player waiver/contract termination of $5,010 and $980, respectively.
The increase in event-related expenses associated with other live sporting events was primarily due to additional events and, to a lesser extent, a change in the mix of events during the current year period as compared to the prior year period.
The increase in venue operating costs was primarily due to higher operating costs at The Garden driven by an increase in labor-related costs slightly offset by decreases in other venues operating expenses.
The increase in other team operating expenses was primarily due to higher day-of-event costs, team travel expenses and league assessments.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2016 increased $5,824, or 7%, to $88,859 as compared to the prior year period primarily due to higher employee compensation and related benefits and, to a lesser extent, an increase in corporate general and administrative costs, slightly offset by a decrease in marketing expenses.

Operating income
Operating income for the six months ended December 31, 2016 decreased $10,991, or 18%, to $49,522 as compared to the prior year period primarily due to an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses offset by higher revenues, as discussed above.
Adjusted operating income
Adjusted operating income for the six months ended December 31, 2016 decreased $7,540, or 11%, to $62,629, as compared to the prior year period primarily due to an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses offset by higher revenues, as discussed above. The decrease in adjusted operating income excludes an increase in share-based compensation expense for the six months ended December 31, 2016 as compared to the prior year period.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $377,000 revolving credit facilities (see “Financing Agreements — Knicks Revolving Credit Facility”, “Financing Agreements — Knicks Unsecured Credit Facility”, “Financing Agreements — Rangers Revolving Credit Facility” and “Financing Agreements — Tao Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, investments and related loans that we may fund from time to time, and repurchases of shares of the Company’s Class A Common Stock. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
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
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next twelve months, we believe we have sufficient liquidity, including approximately $1,410,000 in unrestricted cash and cash equivalents as of December 31, 2016, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, pursue new business opportunities, including those discussed above, and repurchase shares of the Company’s Class A Common Stock. As a result of the one-time tax payment made by MSG Networks related to the acceleration of taxable income on $348,000 of the Company’s deferred revenue in connection with the Distribution, the Company did not have to make cash income tax payments of approximately $152,000 that would otherwise have been due for the prior fiscal year. This was a one-time event that will not recur. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, weak U.S. and global economic conditions could adversely impact our ability to do so at that time.
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of December 31, 2016, the Company had $347,009 of availability remaining under its stock repurchase authorization.
Financing Agreements
Knicks Revolving Credit Facility
On September 30, 2016, Knicks LLC, our wholly owned subsidiary, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years to fund working capital needs and for general corporate purposes.
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2016, Knicks LLC was in compliance with this financial covenant.

All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of December 31, 2016.
All obligations under the Knicks Revolving Credit Facility are secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (i) the Knicks LLC’s membership rights in the NBA and (ii) revenues to be paid to the Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a one-year term. This facility was undrawn as of December 31, 2016.
Rangers Revolving Credit Facility
On January 25, 2017, Rangers LLC, a wholly owned subsidiary of the Company, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $150,000 with a term of five years to fund working capital needs and for general corporate purposes.
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. Rangers LLC was in compliance with this financial covenant on the closing date.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn on the closing date.
All obligations under the Rangers Revolving Credit Facility are secured by a first lien security interest in certain of Rangers LLC’s assets, including, but not limited to, (i) Rangers LLC’s membership rights in the NHL, (ii) revenues to be paid to Rangers LLC by the NHL pursuant to certain U.S. and Canadian national broadcast agreements, and (iii) revenues to be paid to Rangers LLC pursuant to local media contracts.
Subject to customary notice and minimum amount conditions, Rangers LLC may voluntarily prepay outstanding loans under the Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Rangers LLC is required to make mandatory prepayments in certain circumstances, including without limitation if the maximum available amount under the Rangers Revolving Credit Facility is less than 17% of qualified revenues.
The Rangers Revolving Credit Facility contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the Rangers Revolving Credit Facility.

TAO Credit Facilities
On January 31, 2017, TAO Group Intermediate Holdings LLC (“TAOIH”), TAO Group Operating LLC (“TAOG) and certain of its subsidiaries entered into a credit and guaranty agreement with a syndicate of lenders providing for a senior secured term loan facility of $110,000 with a term of five years (the “TAO Term Loan Facility”) to fund, in part, the acquisition of TAOH and a senior secured revolving credit facility of up to $12,000 with a term of five years (the “TAO Revolving Credit Facility,” and together with the TAO Term Loan Facility, the “TAO Credit Facilities”) for working capital and general corporate purposes of TAOG. The TAO Credit Facilities were obtained without recourse to MSG or any of its affiliates (other than TAOIH and its subsidiaries).
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of fiscal year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of fiscal year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with these financial covenants on the closing date.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility.
All obligations under the TAO Credit Facilities are secured by a first lien security interest in substantially all of the applicable TAO entities’ assets, including, but not limited to, a pledge of all of the capital stock of substantially all of TAOIH’s wholly-owned domestic subsidiaries and 65% of the voting capital stock, and 100% of the non-voting capital stock, of each of its first-tier foreign subsidiaries.
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Credit Facilities at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) with premiums due in respect of prepayments of the TAO Term Loan Facility or permanent reduction under the TAO Revolving Credit Facility, in each case, starting at 5.0% initially and stepping down to 0% after three years. TAOG is required to make scheduled amortization payments under the TAO Term Loan Facility in consecutive quarterly installments equal to $687.5 per quarter initially and stepping up over time to $4,125 per quarter commencing March 31, 2021 through the final maturity date of the TAO Term Loan Facility with the final balance payable on such maturity date. TAOG is also required to make mandatory prepayments under the TAO Credit Facilities in certain circumstances, including, without limitation, 75% of excess cash flow, with a step-down to 50% when the total net leverage ratio is less than 2.00:1.00.
The TAO Credit Facilities contain certain restrictions on the ability of TAOG to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the TAO Credit Facilities, including, without limitation, the following: (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) making distributions, dividends and other restricted payments; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; (vi) making investments; and (vii) prepaying certain indebtedness.
Revolving Credit Facilities with Nonconsolidated Affiliates
In connection with the Company’s investment in AMSGE, the Company provides a $100,000 revolving credit facility to this entity, of which $97,500 had been drawn as of December 31, 2016.
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $14,000 revolving credit facility to this entity, of which $13,951 is outstanding inclusive of $451 of PIK interest as of December 31, 2016. PIK interest owed does not reduce availability under the revolving credit facility. The maximum capacity of the revolving facility may be increased up to $2,000, subject to certain conditions being met.
The revolving credit facilities to AMSGE and Tribeca Enterprises will end on September 20, 2020 and June 30, 2021, respectively.

Bilateral Letters of Credit Line
The Company has established a bilateral credit line with a bank to issue letters of credit in support of the Company’s business operations. Fees owed on outstanding letters of credit are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of December 31, 2016, there were letters of credit for $7,085 outstanding.
Cash Flow Discussion

As of December 31, 2016, cash and cash equivalents totaled $1,410,345, as compared to $1,444,317 as of June 30, 2016. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2016 and 2015:

	Six Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$109,932	$114,282
Net cash used in investing activities	(62,691)	(79,130)
Net cash provided by (used in) financing activities	(81,213)	1,509,534
Net increase (decrease) in cash and cash equivalents	$(33,972)	$1,544,686
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2016 decreased by $4,350 to $109,932 as compared to the prior year period primarily due to a decrease in net income as compared to the prior year period partially offset by an increase in other non-cash items. The increase in operating cash flows from other non-cash items was primarily due to (i) an increase in share-based compensation expense, (ii) a loss in equity method investments in the current year period as compared to earnings in the prior year period partially offset by a pre-tax non-cash impairment charge to partially write down the carrying value of a cost method investment during the prior year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2016 decreased by $16,439 to $62,691 as compared to the prior year period largely due to (i) lower capital expenditures primarily due to the purchase of a new aircraft during the priory year period, (ii) a decrease in outstanding loans to nonconsolidated affiliates under the revolving credit facilities and (iii) a decrease in the Company's acquisition of its interest in cost method investments offset by the acquisition of available-for-sale securities and a controlling interest in BCE during the current year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2016 was $81,213 as compared to net cash provided by financing activities in the prior year period of $1,509,534. This change is mainly due to net transfers from Former Parent which were primarily comprised of a $1,467,093 cash contribution during the prior year period and, to a lesser extent, an increase in repurchases of shares of the Company's Class A Common Stock during the current year period as compared to the prior year period.
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company’s two reporting units for evaluating goodwill impairment are the same as its reportable segments and both of them have goodwill. The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2016 by reportable segment is as follows:

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

Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2016 by reportable segment:

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
The following is an update to our potential interest rate risk exposure:
We have potential interest rate risk exposure related to borrowings incurred under our Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility and Rangers Revolving Credit Facility, collectively, the “MSG Credit Facilities”, and under the TAO Credit Facilities through our consolidation of TAOH. Changes in U.S. interest rates may increase interest expense paid with respect to any borrowings incurred under the MSG Credit Facilities or under the TAO Credit Facilities.
Borrowings under our MSG Credit Facilities incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on our MSG Credit Facilities. We currently have no interest rate risk exposure with our MSG Credit Facilities as we have no debt outstanding under our MSG Credit Facilities.
Borrowings under the TAO Credit Facilities incur interest, depending on its election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, an additional spread which is dependent upon the net total leverage ratio at the time, and thus principal values outstanding approximate fair value. Accordingly, TAO Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at January 31, 2017 and continuing for a full year would increase interest expense of the TAO Term Loan Facility amount outstanding by $1,100. If appropriate, the TAO entities may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on the TAO Credit Facilities.
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
In addition, no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or 15d-15 of the Exchange Act) occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company owns 50% of Azoff MSG Entertainment LLC, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters to digital and terrestrial radio and other outlets. GMR has been negotiating licensing terms with radio stations and station groups represented by the Radio Music Licensing Committee (“RMLC”), which acts for and on behalf of over 10,000 commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania asserting that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses that include GMR’s entire repertory. GMR and RLMC agreed to an interim license arrangement through September 30, 2017, which radio stations may elect to join on or before January 31, 2017. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the Complaint fails to state a claim. In addition, on December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for copyright licenses.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty, management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors

On January 31, 2017, the Company acquired a controlling interest in a holding company that owns, directly or indirectly, all of the equity in the TAO Group. The TAO Group operates 19 restaurants, nightlife and hospitality venues in New York City, Las Vegas and Sydney, Australia (the “TAO Venues”); 17 of which are under its seven brands - Tao, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal (the “TAO Brands”). The TAO Group also manages the food and beverage operations at the Dream Downtown and Dream Midtown hotels in New York City. We refer to the TAO Venues together with the food and beverage operations at the Dream hotels collectively as the “TAO Business.” In addition, the TAO Group is currently in contract to open five new venues in New York City and eight additional venues in new markets including Los Angeles, Chicago and Singapore.
The TAO Business is subject to certain risks described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. In addition, our controlling interest in the TAO Group exposes the Company to additional risks. Certain of these additional risks are set forth below:
The TAO Business is Subject to Intense Competition in the Restaurant, Nightlife and Hospitality Industries, Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The restaurant, nightlife and hospitality industries are intensely competitive with respect to, among other things, service, price, food quality and presentation, location, atmosphere, overall experience, and the nature and condition of the setting. Competitors of the TAO Business include a large and diverse group of well-recognized upscale restaurants, nightlife and hospitality venues and brands. Some competitors may have substantially greater financial and other resources, and may be better known and established in the markets where we operate or where we may seek to locate venues in the future. If the TAO Business cannot compete effectively in one or more of its markets, it may be unable to operate successfully and may be required to close one or more of the TAO Venues.
Changes in Discretionary Consumer and Corporate Spending Patterns Due to an Economic Downturn or Otherwise and Changes in Consumer Tastes and Preferences, Could Result in a Material Reduction in the Revenues of the TAO Business.
The restaurant, nightlife and hospitality industries are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing businesses. The success of the TAO Business depends to a significant extent on discretionary consumer and corporate spending, which is influenced by general economic conditions and the availability of discretionary income.

Accordingly, the TAO Business may experience declines in sales during economic downturns. If the TAO Business is unable to adapt to changing consumer tastes it may lose customers and may not be able to attract a new customer base to generate the necessary revenues to maintain income from operations. Any material decline in the amount of discretionary spending could have a material negative effect on our business and results of operations.
The Success of the TAO Business Depends in Part Upon the Continued Retention of Certain Key Personnel.
The success of the TAO Business depends, in part, on certain key members of its management, including its four original founders. The expertise of the TAO Group’s senior management team in developing, acquiring, reinventing, integrating and growing businesses, particularly those focused on entertainment and hospitality, have been and will continue to be a significant factor in the growth of the TAO Business and the ability of the TAO Group to execute its business strategy. The loss of such key personnel could have a material negative effect on our business and results of operations.
The TAO Business is Dependent Upon the Ability to Lease Real Estate or Partner with Real Estate Owners Who Rely on the TAO Group to Operate Their Venues, and the Inability to Do So on Acceptable Terms, or at All, May Have a Material Negative Effect on Our Business and Results of Operations.
The TAO Business operates venues under various agreements that include leases with third parties and management agreements. The long-term success of the TAO Business will depend in part on the availability of real estate, the ability to lease this real estate and the ability to enter into management agreements. As many of these agreements are with third parties over whom the TAO Group has little or no control, they may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. The ability to renew these agreements and obtain new agreements on favorable terms depends on a number of other factors, many of which are beyond the control of us or the TAO Group, such as national and local business conditions and competition from other businesses. There can be no assurance that the TAO Group will be able to renew these agreements on acceptable terms or at all, or that they will be able to obtain attractive agreements with substantive venues or real estate owners, which could have a material negative effect on our business and results of operations.
A Lack of Availability of Suitable Locations for New TAO Venues or a Decline in the Quality of the Locations of Current TAO Venues May Have a Material Negative Effect on Our Business and Results of Operations.
The success of the existing TAO Venues depends in large part on their locations. Possible declines in neighborhoods where the TAO Venues are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those venues. Further, the growth strategy of the TAO Business is based, in part, on the expansion of TAO Venues into new geographic markets where the TAO Business has not previously operated. Desirable locations for new openings or for the relocation of existing venues may not be available at an acceptable cost when the TAO Group identifies a particular opportunity for a new venue or relocation. In addition, the success of new TAO Venues tends to expand or revive interest in TAO Venues that have been in operation for an extended period of time. Thus, the inability to successfully open new TAO Venues could also negatively impact the existing TAO Business. The occurrence of one or more of these events could have a material negative effect on our business and results of operations.
The Geographic Concentration of the TAO Business Could Subject Us to Greater Risk Than Our Competitors and Have a Material Negative Effect on our Business and Results of Operations.
Eleven of the TAO Venues are currently operating in New York City, including the food and beverage operations at the Dream Downtown and Dream Midtown hotels, and the TAO Group is in contract to open five additional venues in New York City and four venues in Los Angeles. In addition, seven of the TAO Venues are currently operating in Las Vegas. The TAO Business currently operates in three markets and, as a result, may be subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. Therefore, the TAO Business is more vulnerable to adverse events (including acts of terrorism, natural disasters, weather conditions, labor market disruptions and government actions) and economic conditions in New York City, Las Vegas, Los Angeles and surrounding areas, including those labor markets. Any adverse event or conditions in those markets could have a material negative effect on our business and results of operations.
Negative Publicity with Respect to Any of the Existing or Future TAO Brands Could Reduce Sales at One or More of the Existing or Future TAO Venues and Make the TAO Brands Less Valuable, Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The success of the TAO Business depends upon the reputation and popularity of the TAO Venues and TAO Brands. If customers have a poor experience with the TAO Business, whether at a restaurant or nightlife/hospitality venue owned, operated or managed by the TAO Group, the TAO Venues may experience a decrease in customer traffic. Negative publicity with respect to any of the TAO Brands could adversely affect the TAO Business. Such publicity could relate to food quality, illness, injury or other health concerns, poor service, negative experiences or other problems and reduce demand in the TAO Business. The risk of negative publicity is exacerbated by the growing influence of social media which can result in immediate and widespread dissemination of information (which may be false) with limited ability on our part to respond or correct such reports.
Increases in Labor Costs Could Slow the Growth of or Harm the TAO Business.
The TAO Business has a substantial number of hourly employees whose wages are determined by factors outside of the control of the TAO Group. Many of such hourly employees’ wages are at or based on the federal or state minimum wage and these employees typically rely on gratuities for a large portion of their income. Governmental entities have acted to increase minimum wage rates in jurisdictions where the TAO Business operates or may operate in the future. Changes to these laws continue to be proposed and implemented. As minimum wage rates increase, the TAO Business may need to increase not only the wage rates of its minimum wage employees but also the wages paid to its employees who are paid above the minimum wage, which will increase the labor costs of the TAO Business. In addition, the TAO Business’ labor costs may increase if its employees were to unionize. The TAO Business may be unable to increase its prices in order to pass these increased labor costs on to customers, which could have a material negative effect on our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2016, the total amount of Class A Common Stock authorized for repurchase by the Company’s board of directors was $525,000, and the Company had remaining authorization of $347,009 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market transactions, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund our stock repurchase program through other funding sources including under our revolving credit facilities. The Company first announced its stock repurchase program on September 11, 2015. During the three months ended December 31, 2016, the Company did not engage in any share repurchase activity under our share repurchase program.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement, dated September 16, 2016 between James L. Dolan and The Madison Square Garden Company.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of February 2017.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer