Form 10-Q
period 2017-03-31
Madison Square Garden Co
filed 2017-05-04
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 28, 2017:

Class A Common Stock par value $0.01 per share	—	19,014,264
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,140,903	$1,444,317
Restricted cash	32,647	27,091
Accounts receivable, net	131,636	75,998
Net related party receivables, current	5,293	4,079
Prepaid expenses	40,370	27,031
Other current assets	63,138	25,337
Total current assets	1,413,987	1,603,853
Net related party receivables, noncurrent	—	1,710
Investments and loans to nonconsolidated affiliates	239,921	263,546
Property and equipment, net of accumulated depreciation and amortization of $614,131 and $540,801 as of March 31, 2017 and June 30, 2016, respectively	1,166,508	1,160,609
Amortizable intangible assets, net	262,136	15,729
Indefinite-lived intangible assets	166,850	166,850
Goodwill	387,314	277,166
Other assets	98,979	54,487
Total assets	$3,735,695	$3,543,950
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$27,167	$13,935
Net related party payables	31,756	15,275
Accrued liabilities:
Employee related costs	113,738	119,357
Other accrued liabilities	181,059	133,832
Deferred revenue	339,045	332,416
Total current liabilities	692,765	614,815
Long-term debt, net of deferred financing costs	105,292	—
Defined benefit and other postretirement obligations	56,878	66,035
Other employee related costs	23,453	32,921
Deferred tax liabilities, net	195,181	194,583
Other liabilities	76,217	49,175
Total liabilities	1,149,786	957,529
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interests	85,000	—
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,012 and 19,777 shares outstanding as of March 31, 2017 and June 30, 2016, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2017 and June 30, 2016	45	45
Preferred stock, par value $0.01,15,000 shares authorized; none outstanding as of March 31, 2017 and June 30, 2016	—	—
Additional paid-in capital	2,822,565	2,806,352
Treasury stock, at cost, 1,436 and 671 shares as of March 31, 2017 and June 30, 2016, respectively	(242,505)	(101,882)
Accumulated deficit	(64,132)	(75,687)
Accumulated other comprehensive loss	(25,771)	(42,611)
Total The Madison Square Garden Company stockholders’ equity	2,490,406	2,586,421
Nonredeemable noncontrolling interests	10,503	—
Total equity	2,500,909	2,586,421
Total liabilities, redeemable noncontrolling interests and equity	$3,735,695	$3,543,950
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues (a)	$386,033	$336,328	$1,012,878	$897,547

Operating expenses:
Direct operating expenses (b)	252,708	275,118	630,788	596,100
Selling, general and administrative expenses (c)	100,084	92,352	271,365	236,982
Depreciation and amortization	26,535	25,794	78,611	76,939
Operating income (loss)	6,706	(56,936)	32,114	(12,474)
Other income (expense):
Loss in equity method investments	(26,319)	(5,173)	(28,501)	(4,969)
Interest income (d)	3,005	1,965	8,096	4,370
Interest expense	(831)	(489)	(1,732)	(1,543)
Miscellaneous income (expense)	36	—	1,441	(4,080)
	(24,109)	(3,697)	(20,696)	(6,222)
Income (loss) from operations before income taxes	(17,403)	(60,633)	11,418	(18,696)
Income tax expense	(440)	(123)	(754)	(175)
Net income (loss)	(17,843)	(60,756)	10,664	(18,871)
Less: Net loss attributable to nonredeemable noncontrolling interests	(298)	—	(891)	—
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$(17,545)	$(60,756)	$11,555	$(18,871)

Basic earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(0.74)	$(2.47)	$0.48	$(0.76)
Diluted earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(0.74)	$(2.47)	$0.48	$(0.76)
Weighted-average number of common shares outstanding:
Basic	23,825	24,635	23,951	24,845
Diluted	23,825	24,635	24,147	24,845
_________________

(a)
Include revenues from related parties of $41,679 and $41,843 for the three months ended March 31, 2017 and 2016, respectively, and $114,560 and $116,723 for the nine months ended March 31, 2017 and 2016, respectively.

(b)
Include net charges from related parties of $346 and $271 for the three months ended March 31, 2017 and 2016, respectively, and $1,035 and $236 for the nine months ended March 31, 2017 and 2016, respectively.

(c)
Include net charges from (to) related parties of $(1,304) and $1,238 for the three months ended March 31, 2017 and 2016, respectively, and $(4,508) and $(28,634) for the nine months ended March 31, 2017 and 2016, respectively.

(d)
Includes interest income from nonconsolidated affiliates of $1,070 and $771 for the three months ended March 31, 2017 and 2016, respectively, and $3,049 and $2,077 for the nine months ended March 31, 2017 and 2016, respectively. In addition, interest income includes interest income from MSG Networks of $307 for the nine months ended March 31, 2016.

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2017		2016		2017		2016
Net income (loss)		$(17,843)		$(60,756)		$10,664		$(18,871)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—		$—		$—		$(602)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	336		236		1,024		790
Amortization of net prior service credit included in net periodic benefit cost	(12)	324	(30)	206	(37)	987	(67)	121
Net changes related to available-for-sale securities		5,678		—		15,853		—
Other comprehensive income		6,002		206		16,840		121
Comprehensive income (loss)		(11,841)		(60,550)		27,504		(18,750)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(298)		—		(891)		—
Comprehensive income (loss) attributable to The Madison Square Garden Company’s stockholders		$(11,543)		$(60,550)		$28,395		$(18,750)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$10,664	$(18,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,611	76,939
Amortization of deferred financing costs	247	—
Share-based compensation expense	30,465	17,647
Loss in equity method investments, net of income distributions	29,356	4,969
Write-off of deferred production costs	—	41,816
Impairment of cost method investment	—	4,080
Provision for doubtful accounts	82	31
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(49,885)	(58,547)
Net related party receivables	247	(16,255)
Prepaid expenses and other assets	(15,462)	(33,101)
Accounts payable	6,040	7,431
Net related party payables	16,481	26,440
Accrued and other liabilities	(5,850)	27,562
Deferred revenue	5,964	5,703
Deferred income taxes	598	177
Net cash provided by operating activities	107,558	86,021
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(31,762)	(64,029)
Payments for acquisition of assets	(1,000)	(2,000)
Payments to acquire available-for-sale securities	(23,222)	—
Payments for acquisition of businesses, net of cash acquired	(192,095)	—
Investments and loans to nonconsolidated affiliates	(4,735)	(31,992)
Capital distribution from equity method investments	—	1,528
Net cash used in investing activities	(252,814)	(96,493)
Cash flows from financing activities:
Net transfers from MSG Networks and MSG Networks’ subsidiaries	—	1,525,241
Repurchases of common stock	(147,967)	(78,001)
Proceeds from stock option exercises	7	756
Taxes paid in lieu of shares issued for equity-based compensation	(7,034)	(48)
Payments for financing costs	(3,164)	—
Net cash provided by (used in) financing activities	(158,158)	1,447,948
Net increase (decrease) in cash and cash equivalents	(303,414)	1,437,476
Cash and cash equivalents at beginning of period	1,444,317	14,211
Cash and cash equivalents at end of period	$1,140,903	$1,451,687
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$351	$2,094
Capital expenditures incurred but not yet paid	2,774	1,864
Accrued earn-out liability	7,900	—
Non-cash transfers resulting from the Distribution, net	—	(2,913)
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2016	$249	$2,806,352	$(101,882)	$(75,687)	$(42,611)	$2,586,421	$—	$2,586,421	$—
Net income (loss)	—	—	—	11,555	—	11,555	(891)	10,664	—
Other comprehensive income	—	—	—	—	16,840	16,840	—	16,840	—
Comprehensive income (loss)						28,395	(891)	27,504	—
Exercise of stock options	—	(39)	46	—	—	7	—	7	—
Share-based compensation	—	30,584	—	—	—	30,584	—	30,584	—
Tax withholding associated with shares issued for equity-based compensation	—	(5,702)	(1,332)	—	—	(7,034)	—	(7,034)	—
Common stock issued under stock incentive plans	—	(8,630)	8,630	—	—	—	—	—	—
Repurchases of common stock	—	—	(147,967)	—	—	(147,967)	—	(147,967)	—
Noncontrolling interests from acquisition	—	—	—	—	—	—	11,394	11,394	85,000
Balance as of March 31, 2017	$249	$2,822,565	$(242,505)	$(64,132)	$(25,771)	$2,490,406	$10,503	$2,500,909	$85,000

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)
(Continued)

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

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group and Boston Calling Events LLC (“BCE”). TAO Group is a world-class hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces outdoor music festivals, including New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original productions — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”) and the New York Spectacular Starring the Radio City Rockettes (the “New York Spectacular”). MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA Development League (the “NBADL”). The MSG Sports segment is also home to a broad array of other live sporting events, including professional boxing, college basketball, professional bull riding, mixed martial arts, tennis and college wrestling, all of which the Company promotes, produces and/or presents.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles and Australia.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks” or “Former Parent”), formerly known as The Madison Square Garden Company. On September 11, 2015, MSG Networks’ board of directors approved the distribution of all the outstanding common stock of Madison Square Garden to MSG Networks’ stockholders (the “Distribution”), which occurred on September 30, 2015. See Note 1 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for more information regarding the Distribution to its common stockholders.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company’s fiscal year.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The combined results of operations for the three months ended September 30, 2015 that are included in the results of operations for the nine months ended March 31, 2016 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined results of operations for the three months ended September 30, 2015 that are included in the results of operations for the nine months ended March 31, 2016 do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone public company during the period presented on a combined basis. Actual costs that would have been incurred if the Company had been a separate, standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
For purposes of the combined financial statements, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Former Parent. This separate return methodology applies to accounting guidance for income taxes in the combined financial statements as if the Company was a standalone public company for the periods prior to the Distribution. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company's operating results were included in Former Parent’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company filed its initial U.S. income tax return for the period from October 1, 2015 through June 30, 2016 in March 2017. The calculation of the Company’s income taxes involves considerable judgment and use of both estimates and allocations.
Note 2. Accounting Policies
Principles of Consolidation
For the periods prior to the Distribution, the financial statements include certain assets and liabilities that were historically held at Former Parent’s corporate level but were specifically identifiable or otherwise attributable to the Company. All intercompany transactions between the Company and Former Parent have been included in the consolidated financial statements as components of MSG Networks’ investment. All significant intracompany transactions and accounts within the Company’s consolidated financial statements have been eliminated. Expenses related to corporate allocations prior to the Distribution were considered to be effectively settled in the financial statements at the time the transaction was recorded, with the offset recorded against MSG Networks’ investment.
The Company completed the acquisition of TAO Group Holding LLC (“TAOH”) on January 31, 2017. TAOH’s results will be reported on a quarter lag basis. Accordingly, the Company's results for the three and nine months ended March 31, 2017 do not include any TAOH’s operating results.
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, reserve and recovery for contingencies, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the Financial Statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.
Summary of Significant Accounting Policies
The following is an update to the Company's Summary of Significant Accounting Policies disclosed in its Annual Report on Form 10-K for the year ended June 30, 2016:
Business Combinations and Noncontrolling Interests
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
Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represents the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-owned subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the consolidated balance sheets. Noncontrolling interests, where the Company may be required to repurchase under put options or other contractual redemption requirements that are not solely within the Company’s control, are reported in the consolidated balance sheets between liabilities and equity, as redeemable noncontrolling interests.
On July 1, 2016, the Company acquired a controlling interest in BCE. In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and ASC Topic 810, Consolidation, the financial position of BCE has been consolidated with the Company’s consolidated balance sheet as of March 31, 2017. The results of operations for BCE have been included in the Company’s consolidated results of operations from the date of acquisition in the MSG Entertainment segment. The relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net income (loss) attributable to nonredeemable noncontrolling interests” and “Comprehensive income (loss) attributable to nonredeemable noncontrolling interests” on the accompanying consolidated balance sheet, consolidated statement of operations and consolidated statement of comprehensive income, respectively. See Note 3 for more information regarding the Company’s acquisition of BCE.
On January 31, 2017, the Company acquired a controlling interest in TAOH. In accordance with ASC Topic 805, Business Combinations, and ASC Topic 810, Consolidation, TAOH financial statements will be consolidated in the Company’s consolidated financial statements. TAOH financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records TAOH’s operating results in its consolidated statements of operations on a quarter lag basis. Any specific events having significant financial impact that occur during the lag period will be included in the Company’s current period results. As a result, while TAOH’s balance sheet as of January 31, 2017, the TAOH acquisition date, has been included in the Company’s consolidated balance sheet as of March 31, 2017, the operating results of TAOH for the period from January 31, 2017 through March 31, 2017 are not reflected in the Company’s consolidated statements of operations for the three and nine months ended March 31, 2017. Accordingly, the results of operations for TAOH will be reflected in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal year 2017 and will be included as part of the MSG Entertainment segment. TAOH reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters) and its fiscal year periodically results in a 53-week year instead of a normal 52-week year.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The TAOH purchase agreement contains a put option to require the Company to purchase the other owners’ equity interests under certain circumstances. The noncontrolling interest combined with the put option is classified as redeemable noncontrolling interest in the consolidated balance sheet, separate from equity. The relevant amounts attributable to investors other than the Company are reflected under “Redeemable noncontrolling interests,” in the accompanying consolidated balance sheet, and will, in future filings, be reflected in “Net income (loss) attributable to Redeemable noncontrolling interests” and “Comprehensive income (loss) attributable to redeemable noncontrolling interests” on the accompanying consolidated balance sheet, consolidated statement of operations and consolidated statement of comprehensive income, respectively. See Note 3 for more information regarding the Company’s acquisition of TAOH. The put option can be settled, at the Company’s option, in cash, debt or shares of the Company’s Class A Common Stock. The ultimate amount paid upon the exercise of the put option will likely be different from the estimated fair value, given the calculation required pursuant to the TAOH operating agreement.
Contingent Consideration
Some of the Company’s acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating targets.
The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration that the Company will pay to the former owners as a liability in “Other accrued liabilities” and “Other liabilities” on the consolidated balance sheets.
The Company measures its contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level III of the fair value hierarchy, which can result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.
See Note 9 for more information regarding the fair value of the Company’s contingent consideration liabilities related to the acquisition of TAOH.
Revenue Recognition
Deferred revenue reported in the accompanying consolidated balance sheets as of March 31, 2017 and June 30, 2016 includes amounts due to the third-party promoters of $57,429 and $45,877, respectively.
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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard was adopted by the Company in the first quarter of fiscal year 2017 on a prospective basis for all arrangements entered into or materially modified after July 1, 2016. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. ASC Topic 606, among other things, (i) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and (ii) requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard under ASU No. 2014-09. ASU No. 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the principle in ASU No 2014-09 for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately. ASU No. 2016-10 also clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract and allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU No. 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at transition, and technical correction. In December, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. Early adoption of ASC Topic 606 and the related updates discussed above is permitted and the Company can early adopt ASC Topic 606 and the related updates beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASC Topic 606 and the related updates will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact the standard and updates will have on its consolidated financial statements. Based on efforts to date, the Company believes that the adoption of the standard could impact the identification of, and allocation across, performance obligations as well as the timing of revenue recognition for certain of its revenue streams that were previously recorded on a straight-line basis over the related contractual terms.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in FASB ASC Topic 840, Leases. ASU No. 2016-02, among other things, (i) requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied using the modified retrospective approach for all leases existing as of the effective date. Early adoption is permitted. The Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing. Based on efforts to date, the adoption of the standard will result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The primary purpose of ASU No. 2016-18 is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This standard will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective retrospectively for the Company beginning in the first quarter of fiscal year 2019, and will result in a change to the Company’s presentation of net cash provided by (used in) operating activities in the statement of cash flows for the impact of changes in restricted cash balances. Early adoption is permitted in any interim or annual period.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07 requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose by line item the amount of net benefit cost that is included in the statement of operations or capitalized in assets. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period and to report other components of net benefit cost separately and outside the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost in the statements of operations and on a prospective basis for the capitalization of the service cost component of net benefit cost in assets. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Acquisitions
BCE Acquisition
On July 1, 2016, in connection with the Company’s strategy to broaden its live experience offerings, the Company acquired a controlling interest in BCE, the live events production company that owns and operates the Boston Calling Music Festival. The Company acquired net tangible assets of $2,221. In addition, based on the purchase price allocation, the Company recognized $11,610 of amortizable intangible assets and $12,728 of goodwill. See Note 7 for more information regarding the intangible assets and goodwill recognized in this acquisition. The estimated fair value of the nonredeemable noncontrolling interest of $11,394 was based on the present value of future cash flows, adjusted for the lack of control and lack of marketability associated with the nonredeemable noncontrolling interests and was classified within Level III of the fair value hierarchy as they were valued using unobservable inputs. An additional escrow payment in the amount of $1,750 was made for potential earn-out. The amounts of revenue and earnings of BCE since the acquisition date included in the Company’s consolidated statements of operations for the reporting period were not material. Pro forma information is not provided since the acquisition was not material when compared with the Company’s consolidated financial statements.
Investment in Townsquare Media, Inc.
On August 16, 2016, the Company acquired 3,208 shares, or approximately 12%, of the common stock of Townsquare Media, Inc. (“Townsquare”) for approximately $23,000 in cash. Townsquare is a leading media, entertainment and digital marking solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” This investment is reported in the accompanying consolidated balance sheet as of March 31, 2017 in other assets, and is classified as available-for-sale securities in accordance with ASC Topic 320, Investments — Debt and Equity Securities. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in stockholders’ equity. See Note 9 for more information on the fair value of the investment in Townsquare.
TAO Group Acquisition
In connection with the Company’s strategy to broaden its portfolio of live offerings, on January 31, 2017 the Company entered into a transaction agreement pursuant to which it acquired a 62.5% common equity interest and a preferred equity interest in TAOH, which indirectly owns all of the equity of TAO Group Operating LLC (“TAOG”). TAOG is engaged in the management and operation of restaurants, nightlife and hospitality venues in Las Vegas, New York City, Los Angeles and Australia (with additional venues under contract which are expected to open in New York City, Chicago and Singapore in the coming years). TAOG operations in Los Angeles began in March 2017 with the opening of four new venues (with a fifth opening soon). The initial purchase price of $178,627, including $8,746 to acquire preferred equity in TAOH, is net of cash acquired of $11,344 and subject to customary working capital adjustments. In addition, the Company will be responsible to pay an earn-out of up to approximately $25,500, if certain performance conditions based upon earnings growth are met during the first five years following the transaction.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s purchase price allocation for the TAOH acquisition is preliminary and subject to revision as additional information related to the fair value of the identifiable net assets and redeemable noncontrolling interests becomes available. The preliminary allocation of the purchase price to the assets acquired, liabilities assumed and allocation to intangible assets is presented below:

Estimated Fair Value
Cash and cash equivalents	$11,344
Accounts receivable	5,804
Prepaid expenses	1,167
Other current assets	41,009
Property and equipment	53,411
Amortizable intangible assets	239,640
Other assets	1,472
Accounts payable	(7,046)
Accrued expenses and other current liabilities	(39,814)
Long-term loan payable, net of deferred financing costs	(105,292)
Other long-term liabilities	(16,244)
Total identifiable net assets acquired	185,451
Goodwill (a)	97,420
Redeemable noncontrolling interests (b)	(85,000)
Total estimated consideration, including potential future contingent consideration	$197,871
_______________________

(a)	Goodwill recognized in this acquisition is expected to be deductible for tax purposes.

(b)
The minority shareholders holding the remaining 37.5% of TAOH have various forms of put options that may be exercised upon the occurrence of certain conditions. If such an option is exercised prior to January 31, 2022, it would require the Company to purchase the equity of TAOH at fair market value (subject, in certain cases, to mandatory discounts) as determined by the parties or by a third party appraisal pursuant to the terms of the TAOH operating agreement. If such an option is exercised after January 31, 2022, it would require TAOH to purchase the equity at fair market value as determined by the parties or by a third party appraisal pursuant to the terms of the TAOH operating agreement. The Company may elect to satisfy this TAOH obligation through a sale of TAOH. In addition, the Company has a call option to purchase the remaining 37.5% equity of TAOH at fair market value after the fifth anniversary of the acquisition date, or earlier if certain conditions are met. Both put and call options can be settled at the Company’s discretion in cash, debt or shares of the Company’s Class A Common Stock. The ultimate amount paid upon the exercise of a put or call option will likely be different from the estimated fair value, given the calculations required pursuant to the TAOH operating agreement.

Amortizable intangible assets, goodwill, inventory, property and equipment, redeemable noncontrolling interests and the fair value of contingent consideration that arose from this acquisition were classified within Level III of the fair value hierarchy as they were valued using unobservable inputs, reflecting the Company’s best estimate of what hypothetical market participants would use to determine the value of acquired assets at the reporting date based on the best information available in the circumstances. When a determination is made to classify items within Level III of the fair value hierarchy, the evaluation is based upon the significance of the unobservable inputs to the overall fair value measurement. See Note 7 for more information regarding the intangible assets and goodwill recognized in this acquisition. See Note 9 for more information regarding the fair value of the Company’s contingent consideration liabilities arisen from this acquisition.
The initial estimated fair value of the redeemable noncontrolling interests at the time of acquisition was based on the option pricing method, adjusted for lack of marketability associated with the redeemable noncontrolling interests and was classified within Level III of the fair value hierarchy as they were valued using unobservable inputs. This methodology differs in

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

important respects from, and is likely to generate a different result than, the calculations required pursuant to the TAOH operating agreement to determine the price paid upon a put or call of TAOH interests.
Roof Deck Entertainment LLC, an indirect majority owned subsidiary of the Company, and Nevada Property 1, LLC, the owner of the property where the Marquee Las Vegas venue is located, were defendants in a lawsuit arising out of an incident at the Marquee Las Vegas venue that took place on April 7, 2012. On April 26, 2017, the jury returned a verdict against the defendants.  On April 28, 2017, prior to any judgment being entered, the parties to the lawsuit reached a settlement pursuant to which payments to the plaintiff will be made by insurance companies. Settlement papers are being finalized. The settlement related liability and a corresponding receivable in the same amount reflecting expected insurance recoveries are reported in other accrued liabilities and other current assets, respectively, in the accompanying consolidated balance sheet as of March 31, 2017 and reflected in the TAOH purchase price allocation disclosed above.
Unaudited Pro Forma Disclosure
TAOH financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records TAOH’s operating results in its consolidated statements of operations on a quarter lag basis. As such, the operating results of TAOH since the acquisition date are not reflected in the Company’s consolidated financial statements for the three and nine months ended March 31, 2017.
The unaudited pro forma information presented below illustrates the estimated impact of the TAOH acquisition on the Company's revenue and net income (loss) as if the acquisition, as described above, occurred on July 1, 2015. The information presented below is based on a preliminary estimate of the purchase price allocation to the assets and liabilities acquired. The unaudited pro forma information below includes the historical statements of operations of TAOH for the three and nine months ended December 31, 2016 and 2015, respectively, combined with the Company’s consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016, respectively. Due to the nature of various proforma adjustments, as discussed below, the proforma results attributable to TAOH do not equal to what TAOH’s results would have been reported on a stand-alone basis. Furthermore, the unaudited pro forma financial information presented below does not reflect any impact that may be achieved by the combined business, such as expected savings from the restructured management compensation at TAOH, and is presented for comparative purposes only. It is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated on July 1, 2015 or that may result in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues	$442,398	$386,332	$1,190,643	$1,058,891
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	(13,149)	(60,570)	14,827	(38,835)
The historical financial information has been adjusted to reflect various purchase accounting adjustments, such as depreciation and amortization expenses associated with property and equipment and intangible assets, as well as pro forma interest expense adjustments to reflect the Company's new capital structure related to the senior secured term loan facility and income taxes. In addition, the pro forma information for the three and nine months ended March 31, 2017 excludes the impact of the Company's and TAOH's acquisition-related expenses as these items are reflected in the nine-month period ended March 31, 2016 as if the acquisition had been completed on July 1, 2015. The pro forma results for the nine months ended March 31, 2016 also include the expense impact from the step-up of inventory as this item is assumed to have occurred during the quarter ended September 30, 2015 as if the acquisition had been completed on July 1, 2015.
Other Acquisition Related Activities
During the three and nine months ended March 31, 2017, the Company recognized $5,355 and $7,316, respectively, of acquisition-related expenses in connection with the TAOH acquisition within selling, general and administrative expenses in the accompanying consolidated statement of operations.
In addition, in connection with this transaction, TAO Group Intermediate Holdings LLC (“TAOIH”), a subsidiary of TAOH, TAOG and certain of its subsidiaries obtained a five-year term senior secured term loan facility of $110,000 from a third party group of lenders to fund the acquisition of TAOH and a senior secured revolving credit facility of up to $12,000 with a term of

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

five years for working capital and general corporate purposes of TAOG. These credit facilities are provided without recourse to the Company or any of its affiliates (other than TAOIH and its subsidiaries). See Note 10 for more information regarding these credit facilities.
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,825	24,635	23,951	24,845
Dilutive effect of shares issuable under share-based compensation plans	—	—	196	—
Weighted-average shares for diluted EPS	23,825	24,635	24,147	24,845
Anti-dilutive shares	—	—	4	—
Note 5. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include provisions for transactions relating to players and certain other team personnel on the Company’s sports teams for a player trade and waiver/contract termination costs (“Team Personnel Transactions”). Team Personnel Transactions were $1,161 and $6,605 for the three months ended March 31, 2017 and 2016, respectively, and $7,151 and $6,605 for the nine months ended March 31, 2017 and 2016, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under the equity method and cost method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, and ASC Topic 325, Investments - Other, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan		Total
March 31, 2017
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”)	50%	$104,144	$97,500		$201,644
Brooklyn Bowl Las Vegas, LLC (“BBLV”)	(a)	—	2,662	(b)	2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”)	50%	14,186	14,154	(c)	28,340
Fuse Media LLC (“Fuse Media”)	15%	—	—		—
Cost method investments		7,275	—	(d)	7,275
Total investments and loans to nonconsolidated affiliates		$125,605	$114,316		$239,921

June 30, 2016
Equity method investments:
AMSGE	50%	$112,147	$97,500		$209,647
BBLV	(a)	—	2,662	(b)	2,662
Tribeca Enterprises	50%	13,736	10,395	(c)	24,131
Fuse Media	15%	21,634	—		21,634
Cost method investments		3,794	1,678		5,472
Total investments and loans to nonconsolidated affiliates		$151,311	$112,235		$263,546
_________________

(a)
The Company is entitled to receive back its capital, which was 74% of BBLV’s total capital as of March 31, 2017 and June 30, 2016, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(b)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $62 as of March 31, 2017 and June 30, 2016.

(c)
Includes outstanding payments-in-kind (“PIK”) interest of $654 and $95 as of March 31, 2017 and June 30, 2016, respectively. PIK interest owed does not reduce availability under the revolving credit facility.

(d)
During the quarter ended March 31, 2017, one of the Company’s cost method investees converted $1,774 of outstanding principal amount of its convertible promissory note and unpaid accrued interest into preferred shares.

Certain Fuse Media warrant holders recently notified Fuse Media of their intent to exercise certain put options (which Fuse Media is currently disputing). The purported exercise of the put options triggered an assessment of Fuse Media’s fair value. This assessment, which was performed during the quarter ended March 31, 2017, resulted in unfavorable fair value measurements of Fuse Media. As a result, the Company evaluated whether or not an other-than-temporary impairment of its investment had occurred as of March 31, 2017. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $20,613 to write off the carrying value of its equity investment in Fuse Media, which is reflected in loss in equity method investments in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2017. The impairment charge was based on a comparison of the fair value of the investment to its carrying value, which was determined using a discounted cash flow analysis. The initial investment in Fuse Media was received by the Company as part of the overall consideration paid to Former Parent in connection with the sale of Fuse, a national music television network, in fiscal year 2014.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

As a result of certain legal and regulatory actions against one of the Company’s cost method investments, the Company evaluated whether or not an other-than-temporary impairment of this cost method investment had occurred during the second quarter of fiscal year 2016. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of its cost method investment, which is reflected in miscellaneous expense in the accompanying consolidated statement of operations for the nine months ended March 31, 2016.
See Note 8 for more information regarding a legal matter associated with AMSGE.
Summarized Financial Information of Equity Method Investees
The following is summarized financial information for the Company’s individually significant equity method investment as required by the guidance in the SEC Regulation S-X Rule 4-08(g). The amounts shown below represent 100% of this equity method investment’s results of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Results of Operations	2017	2016	2017	2016
Revenues	$30,892	$28,912	$102,356	$95,733
Loss from continuing operations	(7,141)	(3,111)	(6,303)	(2,566)
Net loss	(7,141)	(3,111)	(6,303)	(2,566)
Net loss attributable to controlling interest	(6,797)	(4,032)	(7,736)	(4,678)
Note 7. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of March 31, 2017 and June 30, 2016 are as follows:

	March 31, 2017	June 30, 2016
MSG Entertainment	$169,127	$58,979
MSG Sports	218,187	218,187
	$387,314	$277,166
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for either of its reporting units.
The increase in the carrying amount of goodwill, as compared to June 30, 2016, in the MSG Entertainment segment was due to the purchase price allocation for the BCE and TAOH acquisitions during the first and third quarters of fiscal year 2017, respectively. The goodwill that arose from these acquisitions was valued using unobservable inputs within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow model, which is an income-based approach that allocates to goodwill any acquisition costs not specifically assigned to intangibles, fixed assets, working capital or noncontrolling interests. Goodwill recognized in these acquisitions is expected to be deductible for tax purposes. See Note 3 for more information on the allocation of the purchase price and goodwill recognized in connection with these acquisitions.
The Company’s indefinite-lived intangible assets as of March 31, 2017 and June 30, 2016 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s intangible assets subject to amortization are as follows:

March 31, 2017	Gross	Accumulated Amortization	Net
Trade names	$98,530	$(126)	$98,404
Venue management contracts	79,000	—	79,000
Favorable lease assets	55,640	—	55,640
Season ticket holder relationships	50,032	(40,038)	9,994
Festival rights	9,080	(554)	8,526
Other intangibles	13,217	(2,645)	10,572
	$305,499	$(43,363)	$262,136

June 30, 2016	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(59,178)	$13,946
Other intangibles	4,217	(2,434)	1,783
	$77,341	$(61,612)	$15,729
The trade names, which are primarily attributable to the TAOH acquisition, were valued using unobservable inputs within Level III of the fair value hierarchy, utilizing the discounted cash flow models and relief-from-royalty approach. The estimated useful lives of these assets range from 10 to 25 years with a weighted-average amortization period of approximately 21 years.
The venue management contracts, which are attributable to the TAOH acquisition, were valued using unobservable inputs within Level III of the fair value hierarchy, utilizing the discounted cash flow models. The estimated useful lives of these assets range from 12 to 25 years with a weighted-average amortization period of approximately 18 years.
The favorable lease assets, which are attributable to the TAOH acquisition, were valued using unobservable inputs within Level III of the fair value hierarchy, based on the difference between the actual lease rates and the current market rent for similar properties in those locations, discounted back to present value at a market rate for applicable leases. The amortization periods for the favorable lease assets range from 1.5 to 16 years with a weighted-average amortization period of approximately 12 years.
The recorded amount for the gross carrying value of season ticket holder relationships, and the related accumulated amortization, decreased during the nine months ended March 31, 2017 as certain relationships became fully amortized.
Amortization expense for intangible assets was $1,611 and $1,741 for the three months ended March 31, 2017 and 2016, respectively. For the nine months ended March 31, 2017 and 2016, amortization expense for intangible assets was $4,843 and $5,210, respectively.
Estimated future net amortization expense for intangible assets recognized in connection with the BCE and TAOH acquisitions for each fiscal year from 2017 through 2021 are as follows:

Fiscal year ending June 30, 2017 (a)	$2,958
Fiscal year ending June 30, 2018	17,293
Fiscal year ending June 30, 2019	17,113
Fiscal year ending June 30, 2020	16,928
Fiscal year ending June 30, 2021	16,896
_______________________

(a)	Amount disclosed represents the amortization expense for the remainder of fiscal year 2017 from April 1, 2017 to June 30, 2017.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Commitments and Contingencies
Commitments
As more fully described in Note 7 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, the Company’s commitments consist primarily of (i) the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and (iii) revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises (see Note 6). The Company did not have any material changes in its contractual obligations since the end of fiscal year 2016 other than activities in the ordinary course of business and new contractual obligations recorded in connection with the acquisition of TAOH, which are primarily associated with long-term noncancelable operating lease agreements (See Note 3 for further information). The amount of new contractual obligations was approximately $157,000 as of March 31, 2017. In addition, see Note 10 for information regarding the TAO Term Loan Facility.
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
The Company has incurred and expects to incur expenses associated with the payment card incident and will continue to recognize those expenses as incurred. Such expenses were recognized in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2017. Payment card networks may demand that the Company pay certain fees and assessments designed to reimburse payment card issuers. During the second quarter of fiscal year 2017, the Company recorded a contingent liability equal to the currently estimable future payments and a receivable in the same amount reflecting probable insurance recoveries, which are reported in other accrued liabilities and other current assets, respectively, in the accompanying consolidated balance sheet as of March 31, 2017. The Company cannot currently reasonably estimate the remaining amount that may be payable to the card companies and associations in connection with the incident. Although the Company expects its insurance coverage will offset most, if not all, of the expenses associated with the incident, the incident could have a material adverse impact on the Company’s operating results for future periods.
See Note 9 for more information regarding the Company’s contingent consideration liabilities related to the acquisition of TAOH.
Legal Matters
The Company owns 50% of AMSGE, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over 10,000 commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for copyright licenses. The judge in the Central District of California recently denied RMLC’s

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty, management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 9. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, marketable securities and available-for-sale securities:

	Fair Value Hierarchy	March 31, 2017	June 30, 2016
Assets:
Commercial Paper	I	$105,093	$79,968
Money market accounts	I	84,076	159,881
Time deposits	I	930,503	1,202,681
Marketable securities	I	—	787
Available-for-sale securities	I	39,075	—
Total assets measured at fair value		$1,158,747	$1,443,317
All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amounts of the Company’s commercial paper, money market accounts and time deposits approximate fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2017		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$7,096	$7,096	$7,090	$7,090
Marketable securities	—	—	787	787
Available-for-sale securities (a)	39,075	39,075	—	—
Liabilities
Long-term debt, including current portion (b)	110,000	110,000	—	—
_________________

(a)
Aggregate cost basis for available-for-sale securities, including transaction costs, was $23,222 as of March 31, 2017. The unrealized gain recorded in accumulated other comprehensive income was $15,853 as of March 31, 2017. The fair value of the available-for-sale securities is determined based on quoted market prices in active market at NYSE, which is classified within Level I of the fair value hierarchy.

(b)
On January 31, 2017, TAOIH, TAOG and certain of its subsidiaries entered into a $110,000 senior secured five-year term loan facility. Given that the Company consolidates TAOH financial results on a quarter lag basis, the Company believes the carrying value of the loan facility is the initial balance at the inception date, and approximates its fair value.

In connection with the TAOH acquisition (see Note 3 for further details), the Company recorded $7,900 as the initial fair value of contingent consideration liabilities as a part of purchase price. The fair value was estimated using a Monte-Carlo simulation model which included significant unobservable Level III inputs such as projected financial performance over the earn-out period (five years) along with estimates for market volatility and the discount rate applicable to potential cash payouts.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2017, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of March 31, 2017.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a one-year term (the “Knicks Unsecured Credit Facility”). This facility was undrawn as of March 31, 2017.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2017, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of March 31, 2017.
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
TAO Credit Facilities
On January 31, 2017, TAOIH, TAOG , and certain of its subsidiaries entered into a credit and guaranty agreement with a syndicate of lenders providing for a senior secured term loan facility of $110,000 with a term of five years (the “TAO Term Loan Facility”) to fund, in part, the acquisition of TAOH and a senior secured revolving credit facility of up to $12,000 with a term of five years (the “TAO Revolving Credit Facility,” and together with the TAO Term Loan Facility, the “TAO Credit Facilities”) for working capital and general corporate purposes of TAOG. The TAO Credit Facilities were obtained without recourse to MSG or any of its affiliates (other than TAOIH and its subsidiaries).
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the third quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the fourth quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. The TAO Revolving Credit Facility was undrawn as of March 31, 2017.
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
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Credit Facilities at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) with

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

premiums due in respect of prepayments of the TAO Term Loan Facility or permanent reduction under the TAO Revolving Credit Facility, in each case, starting at 5.0% initially and stepping down to 0% after three years. Beginning March 31, 2017, TAOG is required to make scheduled amortization payments under the TAO Term Loan Facility in consecutive quarterly installments equal to $687.5 per quarter initially, stepping up over time to $4,125 per quarter by March 31, 2021 and through the final maturity date of the TAO Term Loan Facility with the final balance payable on such maturity date. TAOG is also required to make mandatory prepayments under the TAO Credit Facilities in certain circumstances, including, without limitation, 75% of excess cash flow, with a step-down to 50% when the total net leverage ratio is less than 2.00:1.00.
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
Long-term debt maturities over the next five years for the TAO Term Loan Facility are as follows:

Fiscal year ending June 30, 2017	$—
Fiscal year ending June 30, 2018	1,375
Fiscal year ending June 30, 2019	2,750
Fiscal year ending June 30, 2020	6,875
Fiscal year ending June 30, 2021	13,750
Thereafter	85,250
Deferred Financing Costs
In connection with the various credit facilities as discussed above, $8,715 of deferred financing costs were incurred, which are being amortized to interest expense over the life of these credit facilities, ranging from one to five years. In addition, the deferred financing costs are amortized on a straight-line basis over the five-year term of the TAO Term Loan Facility, which approximates the effective interest method.
The following table summarizes the presentation of the TAO Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheet as of March 31, 2017.

	TAO Term Loan Facility	Deferred Financing Costs	Total
Long-term debt, net of deferred financing costs	110,000	(4,708)	105,292

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported on the accompanying consolidated balance sheet:

March 31, 2017
Other current assets	$801
Other assets	2,959

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 11. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan (a)	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2016	$(42,611)	$—	$(42,611)
Other comprehensive income before reclassifications, before income taxes	—	15,853	15,853
Amounts reclassified from accumulated other comprehensive loss, before income taxes	987	—	987
Other comprehensive income	987	15,853	16,840
Balance as of March 31, 2017	$(41,624)	$15,853	$(25,771)

Balance as of June 30, 2015	$(40,215)	$—	$(40,215)
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	5,896	—	5,896

Other comprehensive loss before reclassifications, before income taxes	(602)	—	(602)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	723	—	723
Other comprehensive income	121	—	121
Balance as of March 31, 2016	$(34,198)	$—	$(34,198)
________________

(a)
Amounts reclassified from accumulated other comprehensive loss, before income taxes, represent amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 12).

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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost (a)	$18	$22	$34	$26
Interest cost (a)	1,237	1,676	41	50
Expected return on plan assets	(596)	(740)	—	—
Recognized actuarial loss	336	236	—	—
Amortization of unrecognized prior service credit	—	—	(12)	(30)
Net periodic benefit cost	$995	$1,194	$63	$46

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost (a)	$64	$3,036	$102	$108
Interest cost (a)	3,717	5,285	122	199
Expected return on plan assets	(1,788)	(2,220)	—	—
Recognized actuarial loss	1,024	790	—	—
Amortization of unrecognized prior service cost (credit)	—	14	(37)	(81)
Net periodic benefit cost	$3,017	$6,905	$187	$226
_________________

(a)
Effective July 1, 2016, the Company changed the approach used to measure service and interest cost components of net periodic benefit costs for Pension Plans and Postretirement Plan. Previously, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plans’ obligations. Beginning fiscal year 2017, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). The Company believes the Spot Rate Approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of the plans’ obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. This change in estimate reduced the Company’ s pension and postretirement net periodic cost by approximately $300 and $900 for the three and nine months ended March 31, 2017, respectively, relative to the estimated pension expense had the Company not changed the approach.

The net periodic benefit cost for the Pension Plans for the three months ended September 30, 2015 that is included in the nine months ended March 31, 2016 reported in the table above includes $485 of expenses related to MSG Networks’ employees, representing the contributory charge from the Company to MSG Networks for participation in the Pension Plans. In addition, for the three months ended September 30, 2015 that is included in the nine months ended March 31, 2016, the Company allocated to MSG Networks $229 of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The net periodic benefit cost for the Postretirement Plan for the three months ended September 30, 2015 that is included in the nine months ended March 31, 2016 reported in the table above includes $18 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan. In addition, for the three months ended September 30, 2015 that is included in the nine months ended March 31, 2016, the Company allocated to MSG Networks $11 of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (collectively, the “Savings Plans”). In connection with the Distribution, the MSG Holdings, L.P. 401(k) Savings Plan was converted into a multiple employer plan and pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended March 31, 2017 and 2016, expenses related to the Savings Plans, excluding expenses related to MSG Networks’ employees, included in the accompanying consolidated statements of operations were $2,237 and $1,167, respectively. For the nine months ended March 31, 2017 and 2016, expenses related to the Savings Plans, excluding expenses related to MSG Networks’ employees, included in the accompanying combined statements of operations were $6,183 and $2,867. The amount for the three months ended September 30, 2015 that is included in the results of operations for the nine months ended March 31, 2016 includes $89 of expenses related to the Company’s corporate employees which were allocated to MSG Networks.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Union Plan (the “Union Savings Plan”). In connection with the Distribution, the Union Savings Plan was converted into a multiple employer plan and pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the three months ended March 31, 2017 and 2016, expenses related to the Union Savings Plan included in the accompanying consolidated statements of operations were $573 and $612, respectively. For the nine months ended March 31, 2017 and 2016, expenses related to the Union Savings Plan included in the accompanying consolidated statements of operations were $623 and $658, respectively.
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
For the three months ended March 31, 2017 and 2016, share-based compensation expense, reduced for estimated forfeiture, was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses and was $10,367 and $7,388, respectively. For the nine months ended March 31, 2017 and 2016, share-based compensation expense, reduced for estimated forfeiture, was $30,465 and $17,647, respectively.

Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including the Company and MSG Networks’ employees) of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the nine months ended March 31, 2017:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2016	172	313	$167.51
Granted	111	181	$170.98
Vested	(64)	(24)	$143.82
Forfeited	(12)	(3)	$161.84
Unvested award balance, March 31, 2017	207	467	$172.22

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The fair value of RSUs that vested during the nine months ended March 31, 2017 was $15,209. RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 33 of these RSUs, with an aggregate value of $5,702 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2017.
Note 14. Stock Repurchase Program
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
During the nine months ended March 31, 2017, the Company repurchased 827 shares of Class A Common Stock for a total cost of $147,967, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of March 31, 2017. As of March 31, 2017, the Company had $271,322 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
As of March 31, 2017, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.8% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.3% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”). Prior to June 21, 2016, members of the Dolan Family were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”).
In connection with the Distribution, the Company entered into various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a transition services agreement (“TSA”).
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
On January 11, 2017, the Company, through a wholly-owned subsidiary, and Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan, the Company’s Executive Chairman and director, and Kristin A. Dolan, his wife and director, entered into reciprocal aircraft lease agreements pursuant to which the Company and Q2C have agreed from time to time to make available for lease each party’s aircraft to the other party on a non-exclusive basis for rent at an hourly rate and specified expenses of each flight. On February 8, 2017, the Company, through a wholly-owned subsidiary, and AMC Networks entered into an aircraft time sharing agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to AMC Networks for lease on a “time sharing” basis.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company also has certain arrangements with its nonconsolidated affiliates. See Note 6 for information on outstanding loans provided by the Company to its nonconsolidated affiliates.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues	$41,679	$41,843	$114,560	$116,723
Operating expenses (credits):
Corporate general and administrative, net - MSG Networks	$(2,417)	$(2,176)	$(7,312)	$(35,963)
Consulting fees	1,006	2,004	2,925	2,438
Advertising expenses	560	78	1,155	1,023
Transactions with Altice USA	—	1,708	—	4,162
Other, net	(107)	(105)	(241)	(58)
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
Corporate General and Administrative Expense, net - MSG Networks
For the three months ended March 31, 2017 and 2016, Corporate general and administrative expense, net - MSG Networks amount reflects charges from the Company to MSG Networks under the TSA of $2,109 and $2,194, respectively, net of general and administrative costs charged to the Company by MSG Networks. For the nine months ended March 31, 2017 and 2016, Corporate general and administrative expense, net - MSG Networks amount reflects charges from the Company to MSG Networks under the TSA of $6,275 and $4,423, respectively, net of general and administrative costs charged to the Company by MSG Networks.
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
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks and, prior to June 21, 2016, Altice USA, most of which related to the utilization of advertising and promotional benefits by the Company.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transactions with Altice USA
Amounts represent charges to the Company by Altice USA for corporate general and administrative expenses and telephone and other fiber optic transmission services. In addition, transactions with Altice USA include net charges related to a reciprocal aircraft arrangement between the Company and Altice USA. All such charges and/or transactions were recognized prior to June 21, 2016.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges related to aircraft arrangements between the Company and each of the DFO and AMC Networks.
Note 16. Income Taxes
Income tax expense for the three months ended March 31, 2017 and 2016 was $440 and $123, respectively. The effective tax rate for the three months ended March 31, 2017 and 2016 was (2.5)% and (0.2)%, respectively. For the nine months ended March 31, 2017 and 2016, income tax expense was $754 and $175, respectively. The effective tax rate for the nine months ended March 31, 2017 and 2016 was 6.6% and (0.9)%, respectively.
The Company’s effective tax rate for the three months ended March 31, 2017 is different when compared to the statutory federal rate of 35%, primarily as a result of an increase of $4,588 in recorded federal and state valuation allowances which offsets tax benefit that would otherwise have been recorded as an operating loss, as well as tax expense of $1,943 primarily related to non-deductible expenses.
The Company’s effective tax rate for the nine months ended March 31, 2017 is different when compared to the statutory federal rate of 35% as a result of a reduction of $6,525 in recorded federal and state valuation allowances which offsets tax expense that would otherwise have been recorded on operating income. This benefit is partially offset by tax expense of $3,284 primarily related to non-deductible expenses. Both the results for three and nine months ended March 31, 2017 reflect an expense from an increase in the deferred tax liability on the amortization of indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
The Company’s effective tax rate for the three months ended March 31, 2016 is different when compared to the statutory federal rate of 35% primarily due to an increase of approximately $25,800 in the valuation allowance recorded on the Company’s net deferred tax asset related to the activity during the three months ended March 31, 2016. The Company’s effective tax rate for the nine months ended March 31, 2016 is different when compared to the statutory federal rate of 35% primarily due to an increase in the valuation allowance of approximately $5,100 recorded on the Company's net deferred tax asset related to the current year period activity from the time of the Distribution. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company’s business. This initially created a deferred tax asset for which the Company recorded a full valuation allowance as it was more likely than not that the deferred tax asset would not be realized.
In addition, the results for the nine month ended March 31, 2016 include a benefit from a change in the state tax rates used to value deferred taxes related to indefinite-lived assets in connection with the filing of the December 31, 2014 state tax returns which included the Company’s results. Both the results for three and nine months ended March 31, 2016 reflect an expense from an increase in the deferred tax liability on the amortization of indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of March 31, 2017. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 17. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of FASB ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. The Company allocates certain corporate costs and its venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation and amortization expense related to The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvements not allocated to the reportable segments is reported in “All other.”
During the first quarter of fiscal year 2017, the Company refined its approach to allocating corporate, venue operating and other shared expenses. Management analyzed the specific support provided by individual corporate and venue personnel using a detailed efforts-based analysis. The Company considered this approach to better refine segment profitability for users of the financial information and, therefore, made this change in the first quarter of fiscal year 2017. Prior period results are reflected as originally reported and have not been restated. Had the revised approach been used in fiscal year 2016, operating income reported in MSG Sports and operating loss reported in MSG Entertainment would have increased during the third quarter of fiscal year 2016 by approximately $1,729 and $120, respectively. For the nine months ended March 31, 2016, operating income reported in MSG Sports would have increased and operating loss reported in MSG Entertainment would have improved by approximately $4,378 and $450, respectively. These changes in the MSG Sports and MSG Entertainment segments operating income (loss) would have been offset by increases of $1,609 and $4,828 in the operating loss of “All other” for the three and nine months ended March 31, 2016, respectively. The adjusted operating income, as defined below, reported in MSG Sports would have increased and adjusted operating loss reported in MSG Entertainment would have improved during the third quarter of fiscal year 2016 by approximately $1,787 and $564, respectively. For the nine months ended March 31, 2016, adjusted operating income reported in MSG Sports would have increased and adjusted operating loss reported in MSG Entertainment would have improved by approximately $4,273 and $2,161, respectively. These improvements would have been offset by increases of $2,351 and $6,434 in the adjusted operating loss of “All other” for the three and nine months ended March 31, 2016, respectively.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended March 31, 2017
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$77,348	$308,685	$—		$386,033
Direct operating expenses	55,624	197,084	—		252,708
Selling, general and administrative expenses	26,540	49,099	24,445	(a)	100,084
Depreciation and amortization	2,878	2,652	21,005		26,535
Operating income (loss)	$(7,694)	$59,850	$(45,450)		$6,706
Loss in equity method investments					(26,319)
Interest income					3,005
Interest expense					(831)
Miscellaneous income					36
Loss from operations before income taxes					$(17,403)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	$(7,694)	$59,850	$(45,450)		$6,706
Add back:
Share-based compensation expense	3,345	3,388	3,634		10,367
Depreciation and amortization	2,878	2,652	21,005		26,535
Adjusted operating income (loss)	$(1,471)	$65,890	$(20,811)		$43,608

Other information:
Capital expenditures	$983	$490	$8,523		$9,996

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended March 31, 2016
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$73,235	$262,875	$218		$336,328
Direct operating expenses	101,324	173,794	—		275,118
Selling, general and administrative expenses	27,876	49,781	14,695	(a)	92,352
Depreciation and amortization	2,426	2,809	20,559		25,794
Operating income (loss)	$(58,391)	$36,491	$(35,036)		$(56,936)
Loss in equity method investments					(5,173)
Interest income					1,965
Interest expense					(489)
Loss from operations before income taxes					$(60,633)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	$(58,391)	$36,491	$(35,036)		$(56,936)
Add back:
Share-based compensation expense	2,535	3,189	1,664		7,388
Depreciation and amortization	2,426	2,809	20,559		25,794
Adjusted operating income (loss)	$(53,430)	$42,489	$(12,813)		$(23,754)

Other information:
Capital expenditures	$45	$1,106	$3,197		$4,348

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31, 2017
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$380,531	$632,347	$—		$1,012,878
Direct operating expenses	253,946	376,842	—		630,788
Selling, general and administrative expenses	76,422	137,958	56,985	(a)	271,365
Depreciation and amortization	8,397	8,175	62,039		78,611
Operating income (loss)	$41,766	$109,372	$(119,024)		$32,114
Loss in equity method investments					(28,501)
Interest income					8,096
Interest expense					(1,732)
Miscellaneous income					1,441	(b)
Income from operations before income taxes					$11,418

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	$41,766	$109,372	$(119,024)		$32,114
Add back:
Share-based compensation expense	10,960	10,972	8,533		30,465
Depreciation and amortization	8,397	8,175	62,039		78,611
Adjusted operating income (loss)	$61,123	$128,519	$(48,452)		$141,190

Other information:
Capital expenditures	$7,777	$2,847	$21,138		$31,762

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31, 2016
	MSG Entertainment	MSG Sports	All Other		Total
Revenues	$331,348	$565,556	$643		$897,547
Direct operating expenses	268,802	327,298	—		596,100
Selling, general and administrative expenses	69,490	132,816	34,676	(a)	236,982
Depreciation and amortization	7,528	8,438	60,973		76,939
Operating income (loss)	$(14,472)	$97,004	$(95,006)		$(12,474)
Loss in equity method investments					(4,969)
Interest income					4,370
Interest expense					(1,543)
Miscellaneous expense					(4,080)	(b)
Loss from operations before income taxes					$(18,696)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	$(14,472)	$97,004	$(95,006)		$(12,474)
Add back:
Share-based compensation expense	5,539	7,216	4,892		17,647
Depreciation and amortization	7,528	8,438	60,973		76,939
Adjusted operating income (loss)	$(1,405)	$112,658	$(29,141)		$82,112

Other information:
Capital expenditures	$962	$4,435	$58,632	(c)	$64,029
_________________

(a)	Consists of unallocated corporate general and administrative costs.

(b)
Miscellaneous income for the nine months ended March 31, 2017 consists principally of the recovery of certain claims in connection with a third-party bankruptcy proceeding. Miscellaneous expense for the nine months ended March 31, 2016 primarily includes partial write-down of one of the Company’s cost method investments (see Note 6).

(c)	Capital expenditures for the nine months ended March 31, 2016 are primarily associated with the purchase of an aircraft, as well as certain investments with respect to The Garden.
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

•	costs associated with player injuries, waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing free agents and trades, subject to league salary caps and the impact of luxury tax;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City, Los Angeles and Las Vegas metropolitan areas where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other teams, other venues and other sports and entertainment options;

•
changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps, revenue sharing, NBA luxury tax thresholds and media rights) or other regulations under which we operate;

•	any NBA or NHL work stoppage;

•	seasonal fluctuations and other variation in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses;

•	the successful development of new live productions or enhancements to existing productions and the investments associated with such development or enhancements, including the New York Spectacular;

•
the continued popularity and success of the TAO restaurants and nightlife and hospitality venues, as well as its existing brands, and the ability to successfully open and operate new restaurants and nightlife and hospitality venues;

•	the ability of BCE to attract attendees and performers to its festival;

•
the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions, or our ability to successfully open new venues;

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

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock;

•	the tax free treatment of the Distribution; and

•
the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, and described in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 under “Part II - Item 1A. Risk Factors.”

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group and Boston Calling Events LLC (“BCE”). TAO Group is a world-class hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces outdoor music festivals, including New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original productions — the Christmas Spectacular and the New York Spectacular. MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, the Hartford Wolf Pack of the AHL, and the Westchester Knicks of the NBADL. The MSG Sports segment is also home to a broad array of other live sporting events, including professional boxing, college basketball, professional bull riding, mixed martial arts, tennis and college wrestling, all of which the Company promotes, produces and/or presents.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles and Australia.
Factors Affecting Results of Operations
The consolidated statement of operations for the three months ended March 31, 2017 and 2016 and for the nine months ended March 31, 2017 are presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. The financial information for the three months ended September 30, 2015 that is included in the results of operations for the nine months ended March 31, 2016 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution. As such, the combined statements of operations for the nine months ended March 31, 2016 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and venue operations, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined results of operations for the three months ended September 30, 2015 that are included in the combined financial statements for the nine months ended March 31, 2016 may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the period presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, such as information technology and infrastructure.

TAO Group Operating Results
The Company completed the TAOH acquisition on January 31, 2017. TAOH financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records TAOH’s operating results in its consolidated statements of operations on a quarter lag basis. Accordingly, the Company’s results for the three and nine months ended March 31, 2017 do not include any TAOH’s operating results.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2017 compared to the three and nine months ended March 31, 2016 on a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016, as well as certain contractual obligations and off balance sheet arrangements.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2017 versus the Three Months Ended March 31, 2016
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Revenues	$386,033	$336,328	$49,705	15%

Direct operating expenses	252,708	275,118	(22,410)	(8)%
Selling, general and administrative expenses	100,084	92,352	7,732	8%
Depreciation and amortization	26,535	25,794	741	3%
Operating income (loss)	6,706	(56,936)	63,642	NM
Other income (expense):
Loss in equity method investments	(26,319)	(5,173)	(21,146)	NM
Interest income, net	2,174	1,476	698	47%
Miscellaneous income	36	—	36	NM
Loss from operations before income taxes	(17,403)	(60,633)	43,230	71%
Income tax expense	(440)	(123)	(317)	NM
Net loss	(17,843)	(60,756)	42,913	71%
Less: Net loss attributable to nonredeemable noncontrolling interests	(298)	—	(298)	NM
Net loss attributable to The Madison Square Garden Company’s stockholders	$(17,545)	$(60,756)	$43,211	71%

NM — Percentage is not meaningful
The following is a summary of changes in segments’ operating results for the three months ended March 31, 2017 as compared to the prior year period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a) (b)	$4,113	$(45,700)	$(1,336)	$452	$50,697
MSG Sports segment (a) (b)	45,810	23,290	(682)	(157)	23,359
Other (b)	(218)	—	9,750	446	(10,414)
	$49,705	$(22,410)	$7,732	$741	$63,642

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

(b)
See Note 17 to the consolidated financial statements included in “Part I – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of the Company’s refinement of its methodologies used to allocate its corporate, venue operating and other shared expenses.

Selling, general and administrative expenses - Other
Selling, general and administrative expenses in Other for the three months ended March 31, 2017 increased $9,750, or 66%, to $24,445. The increase was primarily due to (i) an increase in employee compensation and related benefits and (ii) higher professional fees, primarily related to the TAOH acquisition and other business development initiatives, partially offset by lower provision for the Company’s New York State and City capital tax.
Operating loss - Other
Operating loss in Other for the three months ended March 31, 2017 increased $10,414, or 30%, to $45,450. The increase was primarily due to higher “Selling, general and administrative expenses - Other,” as discussed above.
Loss in equity method investments
Loss in equity method investments for the three months ended March 31, 2017 increased $21,146 to $26,319. Earnings (loss) in equity method investments reflects the Company’s share of the net earnings (loss) of equity method investments, inclusive of amortization expense for intangible assets associated with these investments. The Company’s share of the earnings (loss) of its equity method investments is recorded on a three-month lag basis. The year-over-year increase in loss reflects a pre-tax non-cash impairment charge of $20,613 to write off the carrying value of its equity investment in Fuse Media (see Note 6 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).
Income taxes
Income tax expense for the three months ended March 31, 2017 and 2016 was $440 and $123, respectively.
The effective tax rate for the three months ended March 31, 2017 of (2.5)% is different when compared to the statutory federal rate of 35%, primarily as a result of an increase of $4,588 in recorded federal and state valuation allowances which offsets tax benefit that would otherwise have been recorded as an operating loss, as well as tax expense of $1,943 primarily related to non-deductible expenses.
The effective tax rate for the three months ended March 31, 2016 of (0.2)% is different when compared to the statutory federal rate of 35% primarily due to an increase of approximately $25,800 in the valuation allowance recorded on the Company’s net deferred tax asset related to the activity during the three months ended March 31, 2016. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company’s business. This initially created a deferred tax asset for which the Company recorded a full valuation allowance as it was more likely than not that the deferred tax asset would not be realized.
In addition, the results for three months ended March 31, 2017 and 2016 reflect an expense from an increase in the deferred tax liability on the amortization of indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
Adjusted operating income (loss)
The following is a reconciliation of operating income (loss) to adjusted operating income (loss):

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Operating income (loss)	$6,706	$(56,936)	$63,642	NM
Share-based compensation (a)	10,367	7,388
Depreciation and amortization	26,535	25,794
Adjusted operating income (loss)	$43,608	$(23,754)	$67,362	NM

NM — Percentage is not meaningful

(a)
The increase in share-based compensation as compared to prior year period, reflects changes the Company made during fiscal year 2016 to its long-term incentive plans. These changes resulted in a shift in the performance-based component of the Company's long-term incentive awards from cash to performance based restricted stock units.

Adjusted operating loss for the three months ended March 31, 2017 improved by $67,362 to adjusted operating income of $43,608 as compared to the prior year period. The improvement is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$51,959
Increase in adjusted operating income of the MSG Sports segment	23,401
Other net decreases	(7,998)
$67,362
Other net decreases reflect (i) an increase in employee compensation and related benefits, excluding share-based compensation expense and (ii) higher professional fees, primarily related to the TAOH acquisition and other business development initiatives, partially offset by lower provision for the Company’s New York State and City capital tax.
Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating loss for the Company’s MSG Entertainment segment.

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Revenues	$77,348	$73,235	$4,113	6%
Direct operating expenses	55,624	101,324	(45,700)	(45)%
Selling, general and administrative expenses	26,540	27,876	(1,336)	(5)%
Depreciation and amortization	2,878	2,426	452	19%
Operating loss	$(7,694)	$(58,391)	$50,697	87%
Reconciliation to adjusted operating loss:
Share-based compensation	3,345	2,535
Depreciation and amortization	2,878	2,426
Adjusted operating loss	$(1,471)	$(53,430)	$51,959	97%
Revenues
Revenues for the three months ended March 31, 2017 increased $4,113, or 6%, to $77,348 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Theater at Madison Square Garden	$4,531
Increase in event-related revenues at The Chicago Theatre	1,792
Increase in event-related revenues at the Forum	1,723
Increase in venue-related sponsorship and signage and suite rental fee revenues	718
Decrease in event-related revenues at The Garden	(3,750)
Decrease in revenues from the presentation of the Christmas Spectacular	(827)
Other net decreases	(74)
$4,113
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Chicago Theatre was primarily due to additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at the Forum was primarily due to additional events, as well as a change in the mix of events held at the venue during the current year period as compared to the prior year period.

The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to increased sales of existing inventory, new sponsorship and signage inventory that was not available during the prior year period, as well as rate increases.
The decrease in event-related revenues at The Garden was primarily due to a change in the mix of events partially offset by an additional event held at the venue during the current year period as compared to the prior year period.
The decrease in revenues from the presentation of the Christmas Spectacular was primarily due to fewer scheduled performances in the current year period as compared to the prior year period partially offset by higher average paid attendance and higher average ticket prices. The Company had six scheduled performances in the current year period as compared to 12 scheduled performances in the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2017 decreased $45,700, or 45%, to $55,624 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in direct operating expenses due to write-off of deferred production costs associated with the production of the New York Spectacular recorded during the prior year period	$(41,816)
Decrease in event-related direct operating expenses at The Garden	(4,731)
Decrease in direct operating expenses associated with the presentation of the Christmas Spectacular	(2,142)
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	2,192
Increase in event-related direct operating expenses at The Chicago Theatre	959
Increase in event-related direct operating expenses at the Forum	686
Other net decreases	(848)
$(45,700)

During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the 2016 production of the New York Spectacular.
The decrease in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events partially offset by an additional event held at the venue during the current year period as compared to the prior year period.
The decrease in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily driven by fewer scheduled performances during the current year period as compared to the prior year period, as well as lower costs due to operational efficiencies and a decrease in deferred production cost amortization partially offset by higher marketing expenses. The Company had six scheduled performances in the current year period as compared to 12 scheduled performances in the prior year period.
The increase in event-related direct operating expenses at The Theater at Madison Square Garden was primarily due to additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Chicago Theatre was primarily due to additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Forum was primarily due to a change in the mix of events, as well as additional events held at the venue during the current year period as compared to the prior year period.
Other net decreases reflect the absence of marketing expenses recorded in the prior year period associated with the New York Spectacular.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2017 decreased $1,336, or 5%, to $26,540 as compared to the prior year period mainly due to a decrease in employee compensation and related benefits.
Operating loss
Operating loss for the three months ended March 31, 2017 decreased $50,697, or 87%, to $7,694 as compared to the prior year period primarily due to lower direct operating expenses and, to a lesser extent, an increase in revenues and lower selling, general and administrative expenses, as discussed above.

Adjusted operating loss
Adjusted operating loss decreased for the three months ended March 31, 2017 by $51,959, or 97%, to $1,471 as compared to the prior year period primarily due to lower direct operating expenses and, to a lesser extent, an increase in revenues and lower selling, general and administrative expenses, as discussed above. The decrease in adjusted operating loss excludes an increase in share-based compensation expense for the three months ended March 31, 2017 as compared to the prior year period.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Revenues	$308,685	$262,875	$45,810	17%
Direct operating expenses	197,084	173,794	23,290	13%
Selling, general and administrative expenses	49,099	49,781	(682)	(1)%
Depreciation and amortization	2,652	2,809	(157)	(6)%
Operating income	$59,850	$36,491	$23,359	64%
Reconciliation to adjusted operating income:
Share-based compensation	3,388	3,189
Depreciation and amortization	2,652	2,809
Adjusted operating income	$65,890	$42,489	$23,401	55%

Revenues
Revenues for the three months ended March 31, 2017 increased $45,810, or 17%, to $308,685 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from league distributions	$31,491
Increase in professional sports teams’ pre/regular season ticket-related revenue	5,032
Increase in professional sports teams’ sponsorship and signage revenues and ad sales commission	3,221
Increase in event-related revenues from other live sporting events	3,129
Increase in local media rights fees from MSG Networks	2,181
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	620
Other net increases	136
$45,810
The increase in revenues from league distributions primarily reflects the impact from the NBA’s new national media rights agreements, which began with the 2016-17 NBA regular season, as well as an NHL expansion fee received from the league partially offset by other net decreases. The NHL expansion fee of approximately $15,500 is a non-recurring distribution related to the NHL’s addition of a 31st team to be located in Las Vegas, Nevada.
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to higher average per-game revenue, which reflects higher average ticket prices and the impact of changes made to ticketing polices, resulting in fewer full season tickets sold and more sales of partial season plans as well as individual and group tickets.
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to increased sales of existing sponsorship and signage inventory.
The increase in event-related revenues from other live sporting events was due to a change in the mix of events held during the current year period as compared to the prior year period.
The increase in local media rights fees from MSG Networks was due to contractual rate increases.

The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to the Rangers playing two more regular season games partially offset by the Knicks playing one fewer regular season game at The Garden during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2017 increased $23,290, or 13%, to $197,084 as compared to the prior year period. The net increase is attributable to the following:

Increase in team personnel compensation	$18,430
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	8,656
Increase in event-related expenses associated with other live sporting events	1,156
Decrease in net provisions for certain team personnel transactions	(5,444)
Other net increases	492
$23,290
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
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax and for certain team personnel transactions were as follows:

	Three Months Ended		Increase / (Decrease)
	March 31,
	2017	2016
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$28,572	$19,916	$8,656
Net provisions for certain team personnel transactions	1,161	6,605	(5,444)
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher provisions for both NBA and NHL revenue sharing expense of $7,829 and lower NBA luxury tax credit of $827. Higher NBA and NHL revenue sharing expense primarily reflects higher estimated NBA and NHL revenue sharing expense for the 2016-17 season and lower estimated net player escrow recoveries. The Knicks were not a luxury tax payer for the 2015-16 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. Although the Knicks roster as of March 31, 2017 would not result in luxury tax for the 2016-17 season, the estimated luxury tax receipt is currently anticipated to be lower than the 2015-16 season. The actual amounts for the 2016-17 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transactions for the three months ended March 31, 2017 and 2016 reflect provisions recorded for waivers/contract terminations.
The increase in event-related expenses associated with other live sporting events was due to a change in the mix of events during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2017 decreased $682, or 1%, to $49,099 as compared to the prior year period.
Operating income
Operating income for the three months ended March 31, 2017 increased $23,359, or 64%, to $59,850 as compared to the prior year period primarily due to an increase in revenues partially offset by higher direct operating expenses, as discussed above.

Adjusted operating income
Adjusted operating income for the three months ended March 31, 2017 increased $23,401, or 55%, to $65,890 as compared to the prior year period primarily due to an increase in revenues partially offset by higher direct operating expenses, as discussed above. The increase in adjusted operating income excludes an increase in share-based compensation expense for the three months ended March 31, 2017 as compared to the prior year period.
Comparison of the Nine Months Ended March 31, 2017 versus the Nine Months Ended March 31, 2016
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Nine Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Revenues	$1,012,878	$897,547	$115,331	13%

Direct operating expenses	630,788	596,100	34,688	6%
Selling, general and administrative expenses	271,365	236,982	34,383	15%
Depreciation and amortization	78,611	76,939	1,672	2%
Operating income (loss)	32,114	(12,474)	44,588	NM
Other income (expense):
Loss in equity method investments	(28,501)	(4,969)	(23,532)	NM
Interest income, net	6,364	2,827	3,537	125%
Miscellaneous income (expense)	1,441	(4,080)	5,521	135%
Income (loss) from operations before income taxes	11,418	(18,696)	30,114	161%
Income tax expense	(754)	(175)	(579)	NM
Net income (loss)	10,664	(18,871)	29,535	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(891)	—	(891)	NM
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$11,555	$(18,871)	$30,426	NM

NM — Percentage is not meaningful
The following is a summary of changes in segments’ operating results for the nine months ended March 31, 2017 as compared to the prior year period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a) (b)	$49,183	$(14,856)	$6,932	$869	$56,238
MSG Sports segment (a) (b)	66,791	49,544	5,142	(263)	12,368
Other (b)	(643)	—	22,309	1,066	(24,018)
	$115,331	$34,688	$34,383	$1,672	$44,588

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

(b)
See Note 17 to the consolidated financial statements included in “Part I – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of the Company’s refinement of its methodologies used to allocate its corporate, venue operating and other shared expenses.

 Selling, general and administrative expenses - Other
 Selling, general and administrative expenses in Other for the nine months ended March 31, 2017 increased $22,309, or 64%, to $56,985. The increase was primarily due to (i) an increase in employee compensation and related benefits, (ii) the Company being subject to New York State and City capital tax for three fiscal quarters in the current year period as compared to two fiscal quarters in the prior year period and (iii) higher professional fees.
Operating loss - Other
Operating loss in Other for the nine months ended March 31, 2017 increased $24,018, or 25%, to $119,024. The increase was primarily due to higher “Selling, general and administrative expenses - Other,” as discussed above.
Loss in equity method investments
Loss in equity method investments for the nine months ended March 31, 2017 increased $23,532 to $28,501. The year-over-year increase in loss reflects a pre-tax non-cash impairment charge of $20,613 to write off the carrying value of its equity investment in Fuse Media and, to a lesser extent, the non-recurring gains in the prior year period at one of our joint ventures partially offset by a distribution in the current year period from an equity method investment that was previously written off.
Miscellaneous income (expense)
Miscellaneous income in the current year period consists principally of the recovery of certain claims in connection with a third-party bankruptcy proceeding. Miscellaneous expense in the prior year period reflects a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of one of the Company’s cost method investments (see Note 6 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).
Income taxes
Income tax expense for the nine months ended March 31, 2017 and 2016 was $754 and $175, respectively.
The effective tax rate for the nine months ended March 31, 2017 of 6.6% is different when compared to the statutory federal rate of 35% as a result of a reduction of $6,525 in recorded federal and state valuation allowances which offsets tax expense that would otherwise have been recorded on operating income. This benefit is partially offset by tax expense of $3,284 primarily related to non-deductible expenses.
The effective tax rate for the nine months ended March 31, 2016 of (0.9)% is different when compared to the statutory federal rate of 35% primarily due to an increase in the valuation allowance of approximately $5,100 recorded on the Company's net deferred tax asset related to the current year period activity from the time of the Distribution. As part of the Distribution, MSG Networks is responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company’s business. This initially created a deferred tax asset for which the Company recorded a full valuation allowance as it was more likely than not that the deferred tax asset would not be realized. In addition, the results for the nine month ended March 31, 2016 include a benefit from a change in the state tax rates used to value deferred taxes related to indefinite-lived assets in connection with the filing of the December 31, 2014 state tax returns which included the Company's results.
In addition, the results for nine months ended March 31, 2017 and 2016 reflect an expense from an increase in the deferred tax liability on the amortization of indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
Adjusted operating income
The following is a reconciliation of operating income (loss) to adjusted operating income:

	Nine Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Operating income (loss)	$32,114	$(12,474)	$44,588	NM
Share-based compensation (a)	30,465	17,647
Depreciation and amortization	78,611	76,939
Adjusted operating income	$141,190	$82,112	$59,078	72%

NM — Percentage is not meaningful

(a)
The increase in share-based compensation as compared to prior year period, reflects changes the Company made during fiscal year 2016 to its long-term incentive plans. These changes resulted in a shift in the performance-based component of the Company's long-term incentive awards from cash to performance based restricted stock units.

Adjusted operating income for the nine months ended March 31, 2017 increased $59,078, or 72%, to $141,190 as compared to the prior year period. The net increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$62,528
Increase in adjusted operating income of the MSG Sports segment	15,861
Other net decreases	(19,311)
$59,078
Other net decreases reflect (i) an increase in employee compensation and related benefits, excluding share-based compensation expense, (ii) the Company being subject to New York State and City capital tax for three fiscal quarters in the current year period as compared to two fiscal quarters in the prior year period and (iii) higher professional fees.
Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s MSG Entertainment segment.

	Nine Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Revenues	$380,531	$331,348	$49,183	15%
Direct operating expenses	253,946	268,802	(14,856)	(6)%
Selling, general and administrative expenses	76,422	69,490	6,932	10%
Depreciation and amortization	8,397	7,528	869	12%
Operating income (loss)	$41,766	$(14,472)	$56,238	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	10,960	5,539
Depreciation and amortization	8,397	7,528
Adjusted operating income (loss)	$61,123	$(1,405)	$62,528	NM

NM — Percentage is not meaningful
Revenues
Revenues for the nine months ended March 31, 2017 increased $49,183, or 15%, to $380,531 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at the Forum	$14,525
Increase in event-related revenues at The Garden	13,409
Increase in revenues from the presentation of the New York Spectacular as a result of no scheduled performances in the prior year period	11,248
Increase in revenues from the presentation of the Christmas Spectacular	6,553
Net increase in event-related revenues at the other venues not discussed elsewhere in this table	2,729
Increase in event-related revenues at The Theater at Madison Square Garden	2,223
Increase in venue-related sponsorship and signage and suite rental fee revenues	1,934
Decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	(3,302)
Other net decreases	(136)
$49,183

The increase in event-related revenues at the Forum was primarily due to additional events and, to a lesser extent, a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Garden was primarily due to a change in the mix of events and, to a lesser extent, additional events held at the venue during the current year period as compared to the prior year period.
The increase in revenues from the presentation of the New York Spectacular was driven by 56 scheduled performances presented in the current year period as compared to no scheduled performances in the prior year period. This was a result of the Company’s decision to shift the timing of the production run from the spring in 2015 to the summer in 2016. In February 2017, the Company announced that it was suspending next year’s planned presentation of the New York Spectacular, as the Company is in the process of conducting a full review of the production, including the creative content and timing.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to higher average ticket prices, inclusive of the impact of eliminating high volume buyers, during the current year period as compared to the prior year period. During the 2016 holiday season more than one million tickets were sold, which represents a low single digit percentage decrease as compared to the 2015 holiday season due to seven fewer scheduled performances.
The net increase in event-related revenues at the other venues was primarily due to an increase in event-related revenues at The Chicago Theatre and the Beacon Theatre primarily driven by additional events held at both venues partially offset by a change in the mix of events held at The Chicago Theatre during the current year period as compared to the prior year period, as well as revenues from BCE, which was acquired in July 2016. These increases were partially offset by a decrease in event-related revenues at the Wang Theatre driven by a change in the mix of events partially offset by additional events held at the venue during the current year period as compared to the prior year period.
The increase in revenues at The Theater at Madison Square Garden was primarily due to additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to new sponsorship inventory, higher suite rental fee revenue from The Garden, as well as increased sales of existing sponsorship inventory.
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
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2017 decreased $14,856, or 6%, to $253,946 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in direct operating expenses due to write-off of deferred production costs associated with the production of the New York Spectacular recorded during the prior year period	$(41,816)
Decrease in direct operating expenses associated with the presentation of the Christmas Spectacular	(6,870)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	(1,642)
Increase in direct operating expenses associated with the presentation of the New York Spectacular as a result of no scheduled performances in the prior year period	20,634
Increase in event-related direct operating expenses at the Forum	6,589
Increase in event-related direct operating expenses at The Garden	5,540
Net increase in event-related direct operating expenses at the other venues not discussed elsewhere in this table	1,417
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	1,116
Other net increases	176
$(14,856)
During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the 2016 production of the New York Spectacular.
The decrease in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily driven by lower costs due to operational efficiencies, a decrease in deferred production cost amortization, fewer scheduled performances during the current year period as compared to the prior year period, as well as a decrease in marketing expenses.

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
The increase in direct operating expenses associated with the presentation of the New York Spectacular was driven by 56 scheduled performances in the current year period as compared to no scheduled performances in the prior year period. This was a result of the Company’s decision to shift the timing of the production run from the spring in 2015 to the summer in 2016. In February 2017, the Company announced that it was suspending next year’s planned presentation of the New York Spectacular, as the Company is in the process of conducting a full review of the production, including the creative content and timing.
The increase in event-related direct operating expenses at the Forum was primarily due to additional events slightly offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events, as well as additional events held at the venue during the current year period as compared to the prior year period.
The net increase in event-related direct operating expenses at the other venues was primarily due to expenses from BCE, which was acquired in July 2016, and an increase in event-related direct operating expenses at The Chicago Theatre driven by additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Theater at Madison Square Garden was primarily due to additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2017 increased $6,932, or 10%, to $76,422 as compared to the prior year period. The increase mainly reflects higher corporate general and administrative costs and professional fees slightly offset by a decrease in employee compensation and related benefits.
Operating income (loss)
Operating loss for the nine months ended March 31, 2017 improved $56,238 to operating income of $41,766 as compared to the prior year period primarily due to an increase in revenues and lower direct operating expenses slightly offset by higher selling, general and administrative expenses, as discussed above.
Adjusted operating income (loss)
Adjusted operating loss for the nine months ended March 31, 2017 improved $62,528 to adjusted operating income of $61,123 as compared to the prior year period primarily due to an increase in revenues and lower direct operating expenses slightly offset by higher selling, general and administrative expenses, as discussed above. The increase in adjusted operating income excludes an increase in share-based compensation expense for the nine months ended March 31, 2017 as compared to to the prior year period.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Nine Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Revenues	$632,347	$565,556	$66,791	12%
Direct operating expenses	376,842	327,298	49,544	15%
Selling, general and administrative expenses	137,958	132,816	5,142	4%
Depreciation and amortization	8,175	8,438	(263)	(3)%
Operating income	$109,372	$97,004	$12,368	13%
Reconciliation to adjusted operating income:
Share-based compensation	10,972	7,216
Depreciation and amortization	8,175	8,438
Adjusted operating income	$128,519	$112,658	$15,861	14%
Revenues
Revenues for the nine months ended March 31, 2017 increased $66,791, or 12%, to $632,347 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from league distributions	$41,591
Increase in professional sports teams’ pre/regular season ticket-related revenue	8,793
Increase in event-related revenues from other live sporting events	7,204
Increase in professional sports teams’ sponsorship and signage revenues and ad sales commission	3,977
Increase in local media rights fees from MSG Networks	3,343
Increase in suite rental fee revenue	1,180
Other net increases	703
$66,791
The increase in revenues from league distributions primarily reflects the impact from the NBA’s new national media rights agreements, which began with the 2016-17 NBA regular season, as well as an NHL expansion fee received from the league partially offset by other net decreases. The NHL expansion fee of approximately $15,500 is a non-recurring distribution related to the NHL’s addition of a 31st team to be located in Las Vegas, Nevada.
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to higher average per-game revenue, which reflects higher average ticket prices and the changes made to ticketing polices, resulting in fewer full season tickets sold and more sales of partial season plans as well as individual and group tickets.
The increase in event-related revenues from other live sporting events was due to a change in the mix of events and additional events held during the current year period as compared to the prior year period.
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to increased sales of existing sponsorship and signage inventory.
The increase in local media rights fees from MSG Networks was due to contractual rate increases.
The increase in suite rental fee revenue was primarily due to contractual rate increases partially offset by other net decreases.
Other net increases primarily reflect increase in professional sports teams’ pre/regular season food, beverage and merchandise sales slightly offset by other net decreases.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2017 increased $49,544, or 15%, to $376,842 as compared to the prior year period. The net increase is attributable to the following:

Increase in team personnel compensation	$28,329
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	15,021
Increase in event-related expenses associated with other live sporting events	2,772
Increase in venue operating costs	1,166
Increase in other team operating expenses not discussed elsewhere in this table	839
Increase in net provisions for certain team personnel transactions	546
Other net increases	871
$49,544
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
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax and for certain team personnel transactions were as follows:

	Nine Months Ended		Increase
	March 31,
	2017	2016
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$47,942	$32,921	$15,021
Net provisions for certain team personnel transactions	7,151	6,605	546
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher provisions for both NBA and NHL revenue sharing expense of $13,305 and lower NBA luxury tax credit of $1,716. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing expense for the 2016-17 season and lower estimated net player escrow recoveries. The Knicks were not a luxury tax payer for the 2015-16 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. Although the Knicks roster as of March 31, 2017 would not result in luxury tax for the 2016-17 season, the estimated luxury tax receipt is currently anticipated to be lower than the 2015-16 season. The actual amounts for the 2016-17 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transactions for the nine months ended March 31, 2017 reflect provisions recorded for a player trade and a player waiver/contract termination of $5,000 and $2,151, respectively. A team personnel transaction for the nine months ended March 31, 2016 reflects a provision recorded for a waiver/contract termination.
The increase in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events as well as additional events during the current year period as compared to the prior year period.
The increase in venue operating costs was primarily due to higher operating costs at The Garden driven by an increase in labor-related costs slightly offset by decreases in other venues operating expenses.
The increase in other team operating expenses was primarily due to higher team travel expenses, day-of-event costs and other net team operating expense increases partially offset by a decrease in league assessments.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2017 increased $5,142, or 4%, to $137,958 as compared to the prior year period primarily due to higher employee compensation and related benefits partially offset by other net cost decreases.

Operating income
Operating income for the nine months ended March 31, 2017 increased $12,368, or 13%, to $109,372 as compared to the prior year period primarily due to higher revenues partially offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the nine months ended March 31, 2017 increased $15,861, or 14%, to $128,519, as compared to the prior year period primarily due to higher revenues partially offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above. The increase in adjusted operating income excludes an increase in share-based compensation expense for the nine months ended March 31, 2017 as compared to the prior year period.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $377,000 revolving credit facilities (see “Financing Agreements — Knicks Revolving Credit Facility,” “Financing Agreements — Knicks Unsecured Credit Facility,” “Financing Agreements — Rangers Revolving Credit Facility” and “Financing Agreements — Tao Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, as well as to fund earn-out obligations from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
The Company plans to continue to grow its live sports and entertainment business, both organically and through acquisition and development, including expanding its portfolio of venues and exploring investments in opportunities that range from new content to adjacencies that strengthen the Company’s position in delivering premium live experiences. For example, in May 2016, the Company announced plans to build a new venue in Las Vegas which is anticipated to have at least 17,500 seats.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next twelve months, we believe we have sufficient liquidity, including approximately $1,141,000 in unrestricted cash and cash equivalents as of March 31, 2017, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, pursue new business opportunities, including those discussed above, and repurchase shares of the Company’s Class A Common Stock. As a result of the one-time tax payment made by MSG Networks related to the acceleration of taxable income on $348,000 of the Company’s deferred revenue in connection with the Distribution, the Company did not have to make cash income tax payments of approximately $152,000 that would otherwise have been due for the prior fiscal year. This was a one-time event that will not recur. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, weak U.S. and global economic conditions could adversely impact our ability to do so at that time.
With respect to TAOG, TAOG’s principal uses of cash include working capital related items, investments in new venues and repayment of debt. TAOG plans to continue to grow its business through the opening of new venues. TAOG expects that new venues will primarily be managed venues which are less capital intensive than leased venues.  TAOG regularly monitors and assesses its ability to meet its funding and investment requirements. Over the next 12 months, the Company believes that TAOG has sufficient liquidity from cash on hand, cash generated from operations and its revolving credit facility to fund its operations, service debt obligations and pursue new business opportunities.
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of March 31, 2017, the Company had $271,322 of availability remaining under its stock repurchase authorization.

Financing Agreements
Knicks Revolving Credit Facility
On September 30, 2016, Knicks LLC, our wholly owned subsidiary, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years to fund working capital needs and for general corporate purposes.
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2017, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of March 31, 2017.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a one-year term. This facility was undrawn as of March 31, 2017.
Rangers Revolving Credit Facility
On January 25, 2017, Rangers LLC, a wholly owned subsidiary of the Company, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $150,000 with a term of five years to fund working capital needs and for general corporate purposes.
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2017, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of March 31, 2017.
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
TAO Credit Facilities
On January 31, 2017, TAOIH, TAOG, and certain of its subsidiaries entered into a credit and guaranty agreement with a syndicate of lenders providing for a senior secured term loan facility of $110,000 with a term of five years (the “TAO Term Loan Facility”) to fund, in part, the acquisition of TAOH and a senior secured revolving credit facility of up to $12,000 with a term of five years (the “TAO Revolving Credit Facility,” and together with the TAO Term Loan Facility, the “TAO Credit Facilities”) for working capital and general corporate purposes of TAOG. The TAO Credit Facilities were obtained without recourse to MSG or any of its affiliates (other than TAOIH and its subsidiaries).
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the third quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the fourth quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. The TAO Revolving Credit Facility was undrawn as of March 31, 2017.
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
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Credit Facilities at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) with premiums due in respect of prepayments of the TAO Term Loan Facility or permanent reduction under the TAO Revolving Credit Facility, in each case, starting at 5.0% initially and stepping down to 0% after three years. Beginning March 31, 2017, TAOG is required to make scheduled amortization payments under the TAO Term Loan Facility in consecutive quarterly installments equal to $687.5 per quarter initially, stepping up over time to $4,125 per quarter by March 31, 2021 and through the final maturity date of the TAO Term Loan Facility with the final balance payable on such maturity date. TAOG is also required to make mandatory prepayments under the TAO Credit Facilities in certain circumstances, including, without limitation, 75% of excess cash flow, with a step-down to 50% when the total net leverage ratio is less than 2.00:1.00.
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

Long-term debt maturities over the next five years for the TAO Term Loan Facility are:

Fiscal year ending June 30, 2017	$—
Fiscal year ending June 30, 2018	1,375
Fiscal year ending June 30, 2019	2,750
Fiscal year ending June 30, 2020	6,875
Fiscal year ending June 30, 2021	13,750
Thereafter	85,250
Revolving Credit Facilities with Nonconsolidated Affiliates
In connection with the Company’s investment in AMSGE, the Company provides a $100,000 revolving credit facility to this entity, of which $97,500 had been drawn as of March 31, 2017.
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $14,000 revolving credit facility to this entity, of which $14,154 is outstanding inclusive of $654 of PIK interest as of March 31, 2017. PIK interest owed does not reduce availability under the revolving credit facility. The maximum capacity of the revolving facility may be increased up to $2,000, subject to certain conditions being met.
The revolving credit facilities to AMSGE and Tribeca Enterprises will end on September 20, 2020 and June 30, 2021, respectively.
Bilateral Letters of Credit Line
The Company has established a bilateral credit line with two banks to issue letters of credit in support of the Company’s business operations. Fees owed on outstanding letters of credit are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of March 31, 2017, there were letters of credit for $3,360 outstanding.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2016 other than activities in the ordinary course of business and new contractual obligations recorded in connection with the acquisition of TAOH. The amount of new contractual obligations, primarily attributable to TAOH’s long-term noncancelable operating lease agreements, was approximately $157,000 as of March 31, 2017. In addition, see “— Overview — TAO Credit Facilities” for information regarding the TAO Term Loan Facility.
Cash Flow Discussion

As of March 31, 2017, cash and cash equivalents totaled $1,140,903, as compared to $1,444,317 as of June 30, 2016. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2017 and 2016:

	Nine Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$107,558	$86,021
Net cash used in investing activities	(252,814)	(96,493)
Net cash provided by (used in) financing activities	(158,158)	1,447,948
Net increase (decrease) in cash and cash equivalents	$(303,414)	$1,437,476
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2017 improved by $21,537 to $107,558 as compared to the prior year period primarily due to an increase in net income partially offset by a decrease in other non-cash items. The decrease in operating cash flows from other non-cash items was primarily due to a non-cash write-off of deferred production costs associated with the New York Spectacular and a pre-tax non-cash impairment charge to partially write down the carrying value of one of the Company’s cost-method investments, both recorded during the prior year period, partially offset by an increase in loss in equity method investments primarily due to a pre-tax, non-cash impairment charge to write off the carrying value of the Company's equity investment in Fuse Media during the current year period, and higher share-based compensation expense and depreciation and amortization during the current year period as compared to the prior year period.

Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2017 increased by $156,321 to $252,814 as compared to the prior year period largely due to the acquisition of a controlling interest in TAOH and, to a lesser extent, the acquisition of available-for-sale securities and a controlling interest in BCE during the current year period partially offset by lower capital expenditures primarily due to the purchase of a new aircraft during the prior year period, as well as, a net decrease in outstanding loans to nonconsolidated affiliates under the revolving credit facilities and a decrease in the Company's acquisition of its interest in cost method investments as compared to the prior year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2017 was $158,158 as compared to net cash provided by financing activities in the prior year period of $1,447,948. This change is mainly due to net transfers from Former Parent which were primarily comprised of a $1,467,093 cash contribution during the prior year period and, to a lesser extent, an increase in repurchases of shares of the Company's Class A Common Stock during the current year period as compared to the prior year period.
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
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2017. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2016 other than contingent consideration noted below.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for either of its reporting units. At the time the impairment test of goodwill was performed, the Company’s two reporting units for evaluating goodwill impairment were the same as its reportable segments. The goodwill balance as of August 31, 2017 by reportable segment was as follows:

MSG Entertainment	$58,979
MSG Sports	218,187
$277,166
The Company elected to perform the qualitative assessment of impairment for the MSG Sports reporting unit. This assessment considered factors such as:

•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance of the reporting unit;

•	other relevant company-specific factors such as changes in management, strategy or customers; and

•	relevant reporting unit specific events such as changes in the carrying amount of net assets.
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
The goodwill balance reported on the Company's consolidated balance sheet as of March 31, 2017, as compared to June 30, 2016, increased by $110,148. The increase was reflected in carrying amount of goodwill in the MSG Entertainment segment and was due to the purchase price allocation for the BCE and TAOH acquisitions during the first and third quarters of fiscal year 2017, respectively. TAOH will be treated as a separate reporting unit for goodwill impairment testing. See Note 2 and Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of goodwill recognized in connection with these acquisitions.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2017 by reportable segment:

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
Contingent Consideration
Some of the Company’s acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating targets.
The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration that the Company will pay to the former owners as a liability in “Other accrued liabilities” and “Other liabilities” on the consolidated balance sheets.
The Company measures its contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level III of the fair value hierarchy, which can result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.
See Note 9 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for for more information regarding the fair value of the Company’s contingent consideration liabilities related to the acquisition of TAOH.

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
Borrowings under the TAO Credit Facilities incur interest, depending on TAOG’s election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, an additional spread which is dependent upon the net total leverage ratio at the time, and thus the principal value outstanding approximates fair value. Accordingly, TAO Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of January 31, 2017 and continuing for a full year would increase interest expense of the TAO Term Loan Facility amount outstanding by $1,100. If appropriate, the TAO entities may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on the TAO Credit Facilities.
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017. On January 31, 2017, the Company acquired a controlling interest in TAOH. We excluded the internal control over financial reporting of TAOH from the scope of our evaluation of the effectiveness of the Company’s disclosure controls and procedures in accordance with the rules relating to recently-acquired entities. As of March 31, 2017, TAOH's total assets constituted 12% of the Company's consolidated total assets.
During the third quarter of 2017, the Company implemented a new human capital management system, payroll system, and purchasing system. The Company believes that transitioning to these new systems will provide additional efficiencies in these respective process areas. In connection with implementing these new systems, the Company updated its internal control over financial reporting to accommodate modifications to the Company's processes necessitated by the new systems. Other than as noted above, no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or 15d-15 of the Exchange Act) occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On January 31, 2017, the Company acquired a controlling interest in TAOH. In conducting our evaluation of the effectiveness of internal controls over financial reporting as of June 30, 2017, the Company plans to exclude TAOH from that evaluation in accordance with the rules relating to recently-acquired entities.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company owns 50% of Azoff MSG Entertainment LLC, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over 10,000 commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for copyright licenses. The judge in the Central District of California recently denied RMLC’s motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty, management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company’s repurchases of stock that were made during the three months ended March 31, 2017 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	—	$—	—	$347,009
February 1, 2017 - February 28, 2017	111	$175.61	111	$327,544
March 1, 2017 - March 31, 2017	310	$181.03	310	$271,322
Total	421	$179.60	421
_________________

(a)
As of March 31, 2017, the total amount of Class A Common Stock authorized for repurchase by the Company’s board of directors was $525,000, and the Company had remaining authorization of $271,322 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund our stock repurchase program through other funding sources including under our revolving credit facilities. The Company first announced its stock repurchase program on September 11, 2015.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May 2017.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer