Form 10-K
period 2017-06-30
Madison Square Garden Co
filed 2017-08-17
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

Registrant’s telephone number, including area code: (212) 465-6000

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:
Class A Common Stock	New York Stock Exchange
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Exchange Act Rule 12b-2.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of The Madison Square Garden Company as of June 30, 2017 computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $3,230,334,595
Number of shares of common stock outstanding as of July 31, 2017:

Class A Common Stock par value $0.01 per share	—	19,014,264
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2017 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
The Madison Square Garden Company is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Sports & Entertainment, LLC and its direct and indirect subsidiaries. Our telephone number is 212-465-6000, our Internet address is http://www.themadisonsquaregardencompany.com and the investor relations section of our web site is http://investor.msg.com. We make available, free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our web site in this report are provided as a convenience and the information contained on, or available through, our web site is not part of this or any other report we file with or furnish to the SEC.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”), formerly known as The Madison Square Garden Company. All the outstanding common stock of the Company was distributed to MSG Networks shareholders (the “Distribution”) on September 30, 2015 (the “Distribution Date”).
Overview
The Madison Square Garden Company is a leader in live experiences comprised of celebrated venues, legendary sports teams, exclusive entertainment productions, and other entertainment assets which include dining and nightlife venues and music festivals. Utilizing our powerful assets, brands and live event expertise, the Company delivers premium and unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. We manage our business through the following two operating segments:
MSG Sports: This segment includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA Gatorade League (the “NBAGL”). In addition, the MSG Sports segment is home to a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. In July 2017, the Company acquired a controlling interest in Counter Logic Gaming (“CLG”), a premier North American esports organization, which is now part of our MSG Sports segment.
MSG Entertainment: This segment features the Company’s live entertainment events — including concerts, family shows, performing arts and special events — which we present or host in our diverse collection of venues. Those venues are: Madison Square Garden (“The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum, The Chicago Theatre and the Wang Theatre. Our MSG Entertainment segment also includes our original production — the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”) — as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. In January 2017, the Company purchased a controlling interest in TAO Group Holdings LLC (“TAO Group”), a hospitality group with globally-recognized entertainment dining and nightlife brands, which is now part of our MSG Entertainment segment.
Our Strengths

•	Ownership of legendary sports franchises;

•	Iconic venues in top live entertainment markets;

•	Marquee entertainment brands and content, including the Christmas Spectacular and the Rockettes;

•	Powerful presence in the New York City metropolitan area with established core assets and expertise for strategic expansion;

•	Strong industry relationships that create opportunities for new content and brand extensions;

•	Deep connection with loyal and passionate fan bases that span a wide demographic mix;

•	First-class experience in managing venues, bookings, marketing, sales and hospitality in multiple markets;

•	Ability to forge strategic partnerships that utilize the Company’s assets, core competencies and scale, while allowing the Company to benefit from growth in those businesses;

•	Established history of successfully planning and executing comprehensive venue design and construction projects;

•	Extensive range of proprietary marketing assets, including a customer database that allows us to drive engagement with our brands; and

•	Strong and seasoned management team.
Our Strategy
The Madison Square Garden Company pursues opportunities that strengthen our portfolio of live experiences and capitalize on our iconic venues, popular sports franchises and exclusive entertainment content, as well as our expertise in venue management, bookings, marketing, sales and hospitality. We believe the Company’s unique assets and capabilities, coupled with our deep relationships in the sports and entertainment industries and our strong connection with our diverse and passionate audiences, are what set the Company apart. We continue to look for ways to improve our core operations, while we explore new opportunities to grow and innovate. Specific initiatives we are focused on include:

•
Developing championship caliber teams. The core goal of our sports strategy is to develop teams that consistently compete for championships in their leagues and support and drive revenue streams across the Company. We continue to explore new ways to increase engagement and revenue opportunities across the teams’ broad consumer and corporate customer bases.

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

•
Utilizing our integrated approach to marketing and sales. The Company possesses powerful sports and entertainment assets that can create significant value for our business when used in a complementary manner. For example:

◦
Our integrated approach to marketing partnerships allows us to use and sell our broad array of assets together in order to maximize their collective value, both for the Company and for our marketing partners. Our ability to offer compelling, broad-based marketing platforms, which we believe are unparalleled in sports and entertainment, enables us to attract world-class partners, such as our “Marquee” marketing partner, JPMorgan Chase, and our “Signature” marketing partners — Anheuser-Busch, Coca-Cola, Delta Airlines, Kia, Lexus, SAP and DraftKings.

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

•
Utilizing a unique strategy for our performance venues. The Company has a collection of performance venues through which we deliver high-quality live sports and entertainment. In addition to our New York venues: The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, our portfolio includes: the Forum in Inglewood, CA and The Chicago Theatre, and we have an exclusive booking agreement with respect to the Wang Theatre in Boston. These venues, along with our venue management capabilities, effective bookings strategy and proven expertise in sponsorships, marketing, ticketing and hospitality, have positioned the Company as an industry leader in live entertainment. We intend to leverage our unique assets, expertise and approach to drive growth and stockholder value, and to ensure we continue to create unmatched experiences for the benefit of all of our stakeholders.

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

◦
Leveraging our live entertainment expertise to increase productivity across our performance venues. Part of what drives our success is our “artist first” approach. This includes our renovation of the Forum, which has set a new bar for the artist experience by delivering superior acoustics and an intimate feel, along with amenities such as nine star-caliber dressing rooms and dedicated areas for production and touring crews. This talent-friendly environment, coupled with more date availability and our top-tier service, is not only attracting artists to our West Coast venue, but bringing them back for repeat performances. We will continue to use our “artist first” approach to attract the industry’s top talent with the goal of increasing utilization across all of our venues through more multi-night and multi-market concerts and other events, including more recurring high-profile shows that help expand our base of events. Our residencies — Billy Joel at The Garden and Jerry Seinfeld at the Beacon Theatre — in which these legendary performers play each month is an example of this strategy.

◦
Selectively expanding our performance venues in key music and entertainment markets. With the renovation of the Forum, we created the country’s only arena-sized venue dedicated to music and entertainment, which quickly established a strong presence in the market. We believe that, similar to Los Angeles, there are other select markets where our proven ability to develop music and entertainment-focused venues — coupled with our unique capabilities, expertise and “artist first” approach — will deliver a differentiated experience for artists, fans and partners. In May 2016, the Company announced plans to build a ground-breaking new venue in Las Vegas focused specifically on music and entertainment. We intend to continue to capitalize on this growth opportunity by identifying additional key markets where we can selectively expand our network of owned and operated venues, and pursue strategic partnerships with third parties to enhance and operate venues not owned by the Company. Controlling and booking an expanding network of world-class venues provides us with a number of avenues for growth, including driving increased bookings, greater marketing and sponsorship opportunities, and economies of scale.

•
Expanding our entertainment dining and nightlife venues. In January 2017, we purchased a controlling interest in TAO Group — one of the leaders in the hospitality and entertainment. TAO Group currently operates 24 entertainment dining and nightlife venues in New York City, Las Vegas, Los Angeles and Sydney, Australia with globally-recognized brands that include: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. TAO Group is actively developing opportunities in select markets — both domestically and internationally — to expand its footprint of venues and food and beverage outlets.

•
Growing our portfolio of proprietary content. We will continue to explore the creation of proprietary content that enables us to benefit from being both content owner and venue operator. This includes opportunities to develop theatrical productions for our venues. We also see additional opportunity to use our venues as physical gathering places for communities that form and interact online and to expand our customers’ experience through the creation of venues that employ technology that brings people together both inside and outside our venues.

•
Exploring adjacencies that strengthen our business. As part of our commitment to creating unmatched experiences, we explore adjacencies that strengthen our position in sports and entertainment. Potential opportunities include new types of events and festivals, and new opportunities in hospitality, clubs, and food and beverage. In July 2016, the Company broadened its live experience offerings by purchasing a controlling interest in BCE, the entertainment production company known for successfully creating and operating New England’s premier music festival — the Boston Calling Music Festival. This was followed in January 2017 by our purchase of a controlling interest in TAO Group, a hospitality group with globally-recognized entertainment dining and nightlife brands.

•
Continuing to explore external strategic opportunities. We continue to seek strategic opportunities to add compelling assets and brands that resonate with our customers and partners, fit with our core competencies and allow new opportunities for growth across the Company. One of the ways we try to capitalize on our unique combination of dynamic assets, established industry relationships and deep customer connections is through strategic partnerships that bring together the expertise and capabilities of each partner, and enable us to team with recognized leaders in their fields and benefit from growth in those businesses. For example, we own 50% of Azoff MSG Entertainment LLC (“AMSGE”) which is backed by one of the music and entertainment industry’s most respected and influential executives, Irving Azoff. The joint venture owns and operates music, media and entertainment businesses, which allows us to pursue various businesses in the entertainment space. In addition, we own 50% of Tribeca Enterprises LLC (“Tribeca Enterprises”), bringing together two of New York’s cultural and entertainment icons to enhance the reach and impact of both brands, while allowing us to partner with one of the most respected teams in the film and entertainment industry.
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
Our Sports Franchises
The Knicks and Rangers are two of the most recognized franchises in professional sports, with storied histories and passionate, multi-generational fan bases. These teams are the primary occupants of The Garden, playing a combined total of 82 regular season home games, often to at or near capacity attendance. In addition, the Liberty currently play 17 regular season home games at The Garden each year. The number of home games increases if our teams qualify for the playoffs.
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, as well as some of the greatest athletes to ever play the game. 2016-17 marked the 70th anniversary season for the team, which enjoys the fierce allegiance of generations of passionate and knowledgeable fans and is focused on fielding a championship-caliber team over the long-term. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2016-17 regular season.
New York Rangers
The Rangers hockey club is one of the “original six” franchises of the NHL with 2016-17 marking the team’s 90th anniversary season. Winners of four Stanley Cup Championships, the Rangers have won 11 conference titles over their history. For the 2016-17 season, the Rangers reached 102 points in the regular season, advancing to the playoffs for the seventh consecutive year and the 11th time in 12 seasons. The Rangers are known to have one of the most passionate, loyal and enthusiastic fan bases in all of sports and ranked in the top three in the NHL for ticket sales receipts for the 2016-17 regular season.
New York Liberty
The Liberty was established in October 1996, when New York was selected as one of eight charter members of the WNBA. Supported by an enthusiastic and loyal fan base, the Liberty have won three conference championships and appeared in the playoffs 14 times. In 2016, the Liberty finished with the best record in the Eastern Conference (21-13) for a second straight season and qualified for the WNBA playoffs as the number three overall seed.
Westchester Knicks
In March 2014, the Company acquired the right to own and operate an NBAGL team, which has been named the Westchester Knicks. The team plays its home games at the Westchester County Center in White Plains, NY and serves as the exclusive NBAGL affiliate of the Knicks.
Hartford Wolf Pack
The Hartford Wolf Pack, a minor-league hockey team, is the player development team for the Rangers and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Hartford Wolf Pack for skill development and injury rehabilitation, and can call up players for the Rangers roster to enhance the team’s competitiveness. The Hartford Wolf Pack have reached the playoffs 15 times in 20 seasons.
Esports
In July 2017, the Company took an important step forward with its plans to expand its portfolio of live experiences by purchasing a controlling interest in CLG, a premier North American esports organization, which is now part of our MSG Sports segment. Founded in 2010, CLG is one of the most established and successful organizations in the industry, operating eight teams across several well-known esports games: “League of Legends,” “Counter-Strike: Global Offensive,” “Super Smash Bros.,” and “H1Z1.” This acquisition followed the Company’s announcement in May that the New York Knicks plans to participate in the inaugural NBA 2K Esports League, set to debut in 2018.

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
While the precise rights and obligations of member teams vary from league to league, the leagues have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including preseason and playoff schedules; the operating territories of the member teams; national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchises; and labor relations with the players’ associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Sports — Expenses.” From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
Other Sporting Events
The Company’s MSG Sports segment also includes a broad array of live sporting events that the Company promotes, produces and/or presents, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling. Many of these events are among the most popular in our history and are perennial highlights on our annual calendar, as well as some of The Garden’s longest-running associations.
Professional boxing, beginning with John L. Sullivan in 1882, has had a long history with The Garden. The Arena famously hosted Muhammad Ali and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as numerous bouts featuring dozens of other boxing greats. These have included: Joe Louis, Rocky Marciano, Sugar Ray Robinson, Willie Pep, Emile Griffith, George Foreman, Roberto Duran, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto, Wladimir Klitschko and Gennady Golovkin, who in March 2017 successfully defended his championship titles against Daniel Jacobs in front of nearly 20,000 people at The Garden.
The Company has also expanded its presence in the fast-growing sport of mixed martial arts. In June 2016, the Forum hosted its first-ever Ultimate Fighting Championship (“UFC”) event with Michael Bisping capturing the middleweight title in an upset victory over Luke Rockhold. This was followed in November 2016 by The Garden hosting UFC 205, the first professional mixed martial arts event in New York state since 1995, during which Conor McGregor knocked out Eddie Alvarez and became the first UFC fighter ever to earn championships in two different divisions.
College sports have been a mainstay at The Garden for decades, with college basketball’s longest running holiday showcase, the Holiday Festival, first tipping off more than 60 years ago. In addition to St. John’s University calling The Garden its “home away from home,” the highly-anticipated Big East Tournament celebrated its 35th anniversary at The Garden in 2017. Popular college basketball events also include visits from Duke University’s Blue Devils, the annual Jimmy V Classic and the 2K Sports Classic. The Garden welcomed in March 2017 the NCAA Division I Men’s Basketball East Regional Finals for the second time in four years and in 2018 will again host the Big Ten Men’s Basketball Tournament.
In 2007, The Garden sold out its first college hockey game — Red Hot Hockey featuring Cornell University versus Boston University — which has become a biennial event. College hockey has grown at The Garden over the last decade, with three hockey rivalry games held this past year, including one that was part of a Big Ten Conference basketball and hockey doubleheader, which will return in 2018.
Other world-class sporting events have included the NBA All-Star Game, which The Garden last hosted in 2015, marking the fifth time the arena has hosted the illustrious professional basketball event. Additionally, in May, The Garden welcomed the BNP Paribas Showdown tennis event for the ninth year, which has featured tennis luminaries such as Pete Sampras, Roger Federer, Rafael Nadal, Novak Djokovic and Serena Williams. In August 2015, The Garden entered the world of esports as it welcomed the League of Legends Championship Series, a two-day event around the popular video game. League of Legends returned in October 2016 for its World Championships – which spent four nights at The Chicago Theatre for the tournament’s quarterfinals, before moving on to two sold-out nights at The Garden for the semifinals.

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
Our MSG Entertainment segment also includes the beloved holiday show, the Christmas Spectacular — created for Radio City Music Hall and featuring the world-famous Rockettes. In February 2017, the Company announced the suspension of the 2017 planned presentation of its second large-scale production — the New York Spectacular Starring the Radio City Rockettes (“New York Spectacular”). The Company is continuing its review of the show’s creative direction, timing and scale.
Over the past couple of years, the Company has been executing on its plans to build a robust, diversified portfolio of live experiences. In July 2016, the Company acquired a controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. This was followed in January 2017 by the Company’s purchase of a controlling interest in TAO Group, a hospitality group with globally-recognized entertainment dining and nightlife brands.
Our Live Entertainment Bookings
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been a key destination for artists such as the Eagles, U2, Pearl Jam, Foo Fighters, Justin Bieber, The Weeknd, Dead and Company, Madonna, Mumford & Sons, Phish, Fleetwood Mac, Adele, Eric Clapton, The Allman Brothers Band, Bruce Springsteen, Maroon 5, Rihanna, Justin Timberlake, Katy Perry, Kanye West, Stevie Wonder, Sting and Peter Gabriel, Ariana Grande, Louis C.K. and Dave Chappelle.
Our efforts to find new ways to increase the utilization of our venues led to a unique partnership between our Company and Billy Joel that made the renowned performer a staple of The Garden, playing monthly performances since January 2014. This extraordinary residency has been a great success with 42 sold-out performances through July 2017 and has cemented Billy Joel’s record for the most performances by any artist at “The World’s Most Famous Arena.” In December 2015, we added a second residency with the announcement that legendary New Yorker and comedian Jerry Seinfeld would appear monthly at the Beacon Theatre. Following 12 sold-out monthly shows in 2016, Jerry Seinfeld extended his residency through 2017, increasing his appearances to two performances one night each month.
Our venues also attract family shows and theatrical productions, which this past year included: PAW Patrol Live, Sesame Street Live, Rudolph the Red-Nosed Reindeer, and Cirque Du Soleil – Toruk. In addition, we frequently serve as the backdrop for special events such as the Tony Awards, “America’s Got Talent,” and the MTV Video Music Awards; appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi; graduations, television upfronts, product launches and film premieres.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows where we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues.
Our Productions
One of the Company’s core properties, the Christmas Spectacular, has been performed at Radio City Music Hall for 84 years. The world-famous Rockettes, along with show-stopping performances, festive holiday scenes and state-of-the-art special effects, have played an important role in the critically-acclaimed show’s enduring popularity. During the 2016 holiday season, the Christmas Spectacular sold more than one million tickets.
We acquired the rights to the Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes brand in the same manner.
In 2015, we further extended the Rockettes brand with a new theatrical production built specifically for Radio City Music Hall. Previously called the New York Spring Spectacular, the show was renamed the New York Spectacular Starring the Radio City

Rockettes and in 2016, moved to the summer months. The Company announced in February 2017 the suspension of the planned 2017 presentation of the New York Spectacular. The Company is continuing its review of the show’s creative direction, timing and scale.
We continue to strengthen and broaden our Rockettes brand, targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high-profile events, including Presidential Inaugurations, the Macy’s Thanksgiving Day Parade, Macy’s 4th of July Fireworks event, the New Year’s Eve Times Square Ball Drop, the Tony Awards, the Super Bowl XLV numeral unveil, television shows (“America’s Got Talent,” “Project Runway,” “The Today Show” and “The Colbert Report”), and fashion events (Michael Kors Fashion’s Night Out and Capezio Anniversary Gala), among many others. In May 2017, the Rockettes and the United Service Organizations (“USO”) re-energized a more than 70-year association between the two historic organizations as they announced that the Rockettes would participate in special appearances and performances across the country to honor, recognize and thank active troops, veterans and their families. We continue to pursue opportunities to generate greater brand awareness, including television and public appearances and dance education offerings.
Our Festival Offerings
In July 2016, the Company broadened its live experience offerings by acquiring a controlling interest in BCE, the entertainment production company known for successfully creating and operating New England’s premier music and arts festival — the Boston Calling Music Festival. In 2017, the festival took place over Memorial Day weekend at the Harvard Athletic Complex, a new location for the festival that significantly expanded the festival’s capacity and content offerings. Tool, Mumford and Sons, and Chance the Rapper headlined the three-day event, which welcomed 45 music acts and featured a brand new comedy experience with 13 performances by standout comics. Other BCE events include the Boston Calling Block Parties, an annual series of outdoor events showcasing local music, and the Copenhagen Beer Celebration, a festival showcasing world-class brewers and musical acts held in Boston’s City Hall Plaza.
Our Entertainment Dining and Nightlife Offerings
In January 2017, the Company purchased a controlling interest in TAO Group, which strengthened the Company’s portfolio of live offerings with a complementary, hospitality group with widely-recognized brands that include: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. Since 2000, TAO Group has been creating some of the most innovative premium experiences in the entertainment dining and hospitality industry. Today, TAO Group operates 24 venues – 11 venues in New York City, seven venues in Las Vegas, five venues in Los Angeles and one venue in Sydney, Australia – and is actively developing opportunities to expand on their success with new venues.
A majority of TAO Group’s venues are leased, while the rest are managed. Essentially all of the venues have either long-term leases or long-term management agreements with options to renew for multiple years.
Our Performance Venues
The Company operates a mix of iconic performance venues that continue to build on their historic prominence as destinations for unforgettable experiences and events. Individually, these venues are each premier showplaces, with a passionate and loyal following of fans, performers and events. Taken together, we believe they represent an outstanding collection of venues.
We own or operate under long-term leases a total of six venues in New York City, Chicago and Inglewood, CA and have an exclusive booking agreement with respect to the Wang Theatre in Boston. Our New York City venues are the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), Radio City Music Hall and the Beacon Theatre. Our portfolio of venues also includes the Forum in Inglewood, CA and the landmark The Chicago Theatre.
The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its 138-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, together with The Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors this past year. In 2009, Billboard Magazine ranked The Garden the number one venue of the decade in its respective class based upon gross ticket sales. Music industry subscribers of the trade magazine Pollstar have voted The Garden “Arena of the Year” 19 out of the last 24 years. The Garden is the highest-grossing entertainment venue of its size in the nation and the second highest in the world based on Billboard Magazine’s 2017 mid-year rankings.

The Garden is home to the Knicks, Rangers and Liberty and is associated with countless “big events,” inspired performances and one-of-a-kind moments. Highlights include: “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971; the 1970 Knicks’ NBA Championship; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; the only U.S. concerts from the reunited Cream; the 25th Anniversary Rock and Roll Hall of Fame concerts and Billy Joel’s record-breaking 88 total performances at The Garden (through July 2017). In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief” in 2012.
The current Madison Square Garden Complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan’s West Side, opened on February 11, 1968 with a salute to the USO hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable-supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a “Master Builder” by the construction industry. Architect Charles Luckman had one of the largest firms in the country and designed such buildings as the Prudential Tower in Boston, NASA’s flight center in Houston and the Forum in Inglewood, CA.
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
The Theater at Madison Square Garden
The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968 with seven nights of performances by Judy Garland. Since then, some of the biggest names in live entertainment have played The Theater at Madison Square Garden, including The Who, Bob Dylan, Diana Ross, Elton John, James Taylor, Macklemore & Ryan Lewis, Pentatonix, Sara Bareilles, Ellie Goulding, Ricky Gervais, Neil Young, Bill Maher, Radiohead, Jerry Seinfeld and Van Morrison. The Theater has also hosted boxing events and the NBA Draft; award shows such as The Daytime Emmys; and other special events including “Wheel of Fortune” and audition shows for “America’s Got Talent,” as well as a variety of theatrical productions and family shows, including A Christmas Story, Elf The Musical, and Sesame Street Live. The Theater at Madison Square Garden is the seventh highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2017 mid-year rankings.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall, a venue with approximately 6,000 seats, hosts concerts, family shows and special events, and is home to the Christmas Spectacular and the New York Spectacular. See “— MSG Entertainment — Our Productions.” Entertainers who have graced the Great Stage include: Yes, Lady Gaga, Jason Mraz, Bastille, Jack White, Kelly Clarkson, Leonard Cohen and Dave Chappelle. In 2009, Billboard Magazine ranked Radio City Music Hall the number one venue of the decade in its respective class based upon gross ticket sales. Radio City Music Hall is the highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2017 mid-year rankings.
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
In August of 2008 we closed the Beacon Theatre for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, onsite examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City. The Beacon Theatre is the ninth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2017 mid-year rankings.
Our lease on the Beacon Theatre expires in 2026.
The Forum
In June 2012, we added a West Coast home with the purchase of the Forum in Inglewood, CA, which serves the Greater Los Angeles area. Following an extensive reinvention of the historic venue, on January 15, 2014, the Forum re-opened with the first of six concerts by the legendary Eagles and is once again a thriving destination for both artists and music fans. With both the Forum and The Garden, MSG now has an iconic arena in the country’s two largest entertainment markets.
The Forum is the only arena-sized venue in the country dedicated to music and entertainment, and offers something exceptional for everyone. Architecturally, the interior of the bowl has been completely modernized and features superior acoustics, along with flexible seating that ranges from 7,000 seats to 17,600 seats. Fans seated on the floor have access to one of the largest general admission floors in the country, with approximately 8,000 square feet of event level hospitality offerings. The Forum also offers exclusive spaces for VIP customers, including the historic Forum Club, and, for artists, delivers a first-class experience that includes nine, star-caliber dressing rooms with high-end amenities. Among the key features that were resurrected in an effort to replicate the original design is the exterior color of the venue, which was returned to the 1960’s “California sunset red,” and is now known as “Forum Red.” Other outdoor features include the addition of a distinct and iconic Forum marquee and a 40,000 square foot terrace that surrounds the perimeter of the building.
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
Since re-opening in 2014, the Forum has received several architectural awards recognizing its outstanding restoration. The venue’s impressive lineup of entertainers has included: the Eagles, Justin Timberlake, Paul Simon and Sting, U2, Maroon 5, Drake, Kanye West, Stevie Wonder, Aerosmith, Steely Dan, Fleetwood Mac, Tom Petty and the Heartbreakers, Mumford & Sons, Foo Fighters, The Weeknd, Rihanna and Kings of Leon as well as His Holiness the Dalai Lama. The Forum has also hosted a number of special events such as the MTV Video Music Awards and Nickelodeon’s Kids’ Choice Awards, as well as select sporting events, including Championship Boxing and mixed martial arts. The Forum is the sixth highest-grossing entertainment venue of its size in the nation, based on Billboard Magazine’s 2017 mid-year rankings.
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
Today, The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Neil Young, Steve Winwood, Jerry Seinfeld, Janet Jackson, The National, Louis C.K., Death Cab for Cutie, Conan O’Brien, Aziz Ansari and Steely Dan. The venue has also hosted theatrical tours such as A Christmas Story and Dr. Seuss’ How The Grinch Stole Christmas!. The Chicago Theatre is ranked the seventh highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2017 mid-year rankings.
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
Our booking agreement expires in 2019. If we do not renew the agreement, it will not have a material negative effect on our business.
Our Interactive Initiatives
The Company has a collection of web sites, social networking sites and mobile applications for our sports and entertainment properties. Web sites include thegarden.com, theateratmsg.com, radiocity.com, beacontheatre.com, fabulousforum.com, thechicagotheatre.com and rockettes.com, as well as sites dedicated to our sports teams (nhl.com/rangers, nba.com/knicks, liberty.wnba.com, westchester.gleague.nba.com). Like our MSG Sports business, the online operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “— Our Business — Regulation.” This interactive business generates revenue for the Company’s segments via the sale of advertising and sponsorships on these digital properties. Additionally, it offers strategic marketing assets that create opportunities to market directly to our fans and cross-promote our businesses.
Other Investments
We continue to explore additional opportunities that strengthen our existing position within the sports and entertainment landscape and/or allow us to exploit our assets and core competencies for growth.
In August 2013, the Company, in a partnership with the owners of Brooklyn Bowl, invested in building a venue in Las Vegas. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Nonconsolidated Affiliates” for further discussion.
In September 2013, the Company acquired a 50% interest in AMSGE. The AMSGE entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, strategic marketing and venue management consulting services. This strategic partnership brings together the expertise and capabilities of each partner with the goal of jointly entering into attractive new businesses that generate revenue and cash flow. AMSGE currently has a 65% interest in Full Stop Management LLC., its core music management business, and an 85% interest in Global Music Rights, a performance rights company. In addition, AMSGE owns 50% interests in each Oak View Group, Levity Entertainment Group, Digital Brand Architects, Burns Entertainment and On Board Experiential Marketing. AMSGE will remain focused on capitalizing on investment opportunities within its existing businesses as well as on others in its pipeline, with the goal of accelerating its revenue growth.
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises, the company that owns and operates the acclaimed Tribeca Film Festival, bringing together two of New York’s most important cultural and entertainment icons to enhance the reach and impact of both brands. Now in its 16th year, the annual Film Festival celebrates storytelling in a variety of forms – from film to television to virtual reality, music and gaming. The Festival supports emerging and established voices, discovers award-winning filmmakers, curates innovative and interactive experiences, and introduces new technology and ideas through panels, premieres, exhibitions, and live performance. Tribeca Enterprises’ businesses also include Tribeca Studios, a branded entertainment content business that has produced award-winning stories, and year-round live events. This joint venture augments our portfolio of premier New York City live entertainment brands, while also providing us with a high-profile entry into the festival business, with a team that has created one of the most successful festivals in the world.
In July 2014, MSG Networks completed the sale of Fuse to SiTV Media, Inc., which has since been renamed Fuse Media, Inc., the parent company of NUVOtv. NUVOtv is an English language entertainment network created for modern Latinos. As part of the transaction, MSG Networks received a 15% equity interest in SiTV Media, LLC, which has since been renamed Fuse Media, LLC (“Fuse Media”), and such equity interest was transferred to the Company in connection with the Distribution. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Nonconsolidated Affiliates” for further discussion.
In August 2016, the Company acquired an approximately 12% common equity stake in Townsquare Media, Inc., a leading media, entertainment and digital marketing solutions company that, like us, believes in the value of creating communities around shared experiences and compelling content.
In addition to the investments discussed above, the Company also has other investments in various sports and entertainment companies and related technologies, primarily accounted for under the cost method of accounting.
Garden of Dreams Foundation
Our Company has a close association with The Garden of Dreams Foundation (the “Foundation”), a 501(c)(3) non-profit charity that is dedicated to making dreams come true for children facing obstacles. The Foundation works with 28 partner organizations throughout the tristate area, including hospitals, wish organizations and community-based organizations, to reach children who are facing challenges such as homelessness, extreme poverty, illness and foster care. Since it began in 2006, Garden of Dreams has used the magic of The Madison Square Garden Company — including the Rangers, Knicks, Liberty, Rockettes and famed showplaces — to brighten the lives of more than 325,000 children and their families. The Foundation takes pride in its commitment to truly change lives, hosting more than 500 events and programs each year. They include: events with the Knicks, Rangers and Liberty; special celebrations and event attendance at The Garden, Radio City Music Hall and the Beacon Theatre; visits by Madison Square Garden celebrities; The Garden of Dreams Talent Show, where children perform on the Great Stage at Radio City Music Hall; The Garden of Dreams Prom, which brings together teens who may not otherwise have the opportunity to attend their own proms; toy drives; and the “Make A Dream Come True Program,” where children enjoy unforgettable experiences with celebrities and at events. In addition, through its Garden of Dreams Giving program, the Foundation helps its partner organizations meet the critical needs of the children they serve through direct support of scholarships and tangible, targeted community projects. To date, the Foundation has awarded scholarships to 41 children. Garden of Dreams has also served its partners by refurbishing pediatric wards at area hospitals, activity rooms and gymnasiums at community facilities and by creating brand new spaces such as music studios — with plans for many more vital civic enhancements in the years to come.
Regulation
Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
In addition, our venues, like all public spaces, are subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which they are located. Our venues are also subject to zoning and outdoor advertising regulations, and, with respect to Radio City Music Hall and the Beacon Theatre, landmark regulations which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. Our venues also require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations and, with respect to The Garden, a zoning special permit granted by the New York City Planning Commission. In addition, our venues are subject to the federal Americans with Disabilities Act, which requires us to maintain certain accessibility features at each of our facilities. See “Item 1A. Risk Factors — General Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Competition
Competition in Our Sports Business
Our sports business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL, WNBA, AHL and NBAGL teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the New York Yankees (the “Yankees”) and the New York Mets (the “Mets”)), two National Football League teams (the New York Giants (the “Giants”) and the New York Jets (the “Jets”)), two additional NHL teams (the New York Islanders (the “Islanders”) and the New Jersey Devils (the “Devils”)), a second NBA team (the Brooklyn Nets (the “Nets”) and two Major League Soccer franchises (the New York Red Bulls and the New York City Football Club). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the U.S. Open tennis event each summer, as well as many other non-sports related entertainment options.
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
The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our professional sports teams and general economic conditions. In particular, when our teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenues derive from rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our teams and our ability to attract other compelling sports content.
In July 2017, we acquired a controlling interest in CLG, a premier North American esports organization. Due to the nature of esports, CLG competes with other teams across North America and globally. CLG competes for sponsorship, merchandise rights, media rights, and event prize winnings. Esports teams vary in their amount of funding, size of existing business, and amount of social following, among other factors, which can impact our ability to compete effectively.
See “Item 1A. Risk Factors — Risks Relating to Our Sports Business — Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.”
Competition in Our Entertainment Business
Our entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, television, video and gaming devices), restaurants and nightlife venues, and the large number of other entertainment and public attraction options available to members of the public. Our businesses typically represent alternative uses for the public’s entertainment dollars. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world’s largest live theater industry and extensive performing arts venues, 12 major professional sports teams, thousands of restaurants and nightlife venues, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. Our venues and live offerings outside of New York City similarly compete with other entertainment, dining and nightlife options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our productions, the public’s interest in our content, the price of our tickets, the quality, location and atmosphere, including the nature and condition of the setting, of our venues, our service, the price, quality and presentation of our food and the overall experience we provide.

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
See “Item 1A. Risk Factors — Risks Relating to Our Entertainment Business — Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations” and “ — Negative Publicity with Respect to Any of the Existing or Future TAO Group Brands Could Reduce Sales at One or More of the Existing or Future TAO Group Venues and Make the TAO Group Brands Less Valuable, Which Could Have a Material Negative Effect on Our Business and Results of Operations.”
Employees
As of June 30, 2017 we had approximately 4,800 full-time union and non-union employees and 8,200 part-time union and non-union employees. Approximately 50% of our employees were represented by unions as of June 30, 2017. Approximately 34% of such union employees are subject to CBAs that expired as of June 30, 2017 and approximately 23% are subject to CBAs that will expire by June 30, 2018 if they are not extended prior thereto. Labor relations in general and in the sports and entertainment industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
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
Financial Information about Segments and Geographic Areas
Substantially all of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area. Financial information by business segments for each of the years ended June 30, 2017, 2016, and 2015 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8. Financial Statements and Supplementary Data —Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 16 Segment Information.”
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
Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our sports business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term value. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, coaches and team executives, for which we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration with existing players, terminating and waiving players and replacing team executives. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues’ CBAs. There can be no assurance that any actions taken by management to increase our long-term value will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although CBAs between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. Future CBAs may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we may also be obligated to pay the NBA a luxury tax each year, the calculation of which is determined by a formula based on the aggregate salaries paid to our NBA players. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — MSG Sports — Expenses — Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax.”
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
The Actions of the Basketball and Hockey Leagues May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the WNBA and the NBAGL) and the NHL have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective leagues, which may not necessarily be consistent with maximizing our results of operations and which could affect our teams in ways that are different than the impact on other teams. Certain of these decisions by the NBA or the NHL could have a material negative effect on our business and results of operations. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights certain areas in which decisions of the NBA and the NHL could materially affect our businesses.

The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the national and international rights to telecast the games of league members, including the Knicks and Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our teams and the leagues, and the Internet-based activities of our teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. We receive significant revenues from MSG Networks for the right to telecast games of the Knicks and Rangers. Changes to league rules, regulations and/or agreements, including national and international media rights, could impact the availability of games covered by our local media rights and could negatively affect the rights fees we receive from MSG Networks and our business and results of operations. The leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of the playing season, preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, luxury taxes and revenue sharing. Decisions on these matters, some of which are also subject to the terms of the relevant CBA, may materially negatively affect our business and results of operations. In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2017, the Knicks and Rangers recorded approximately $65.9 million in estimated revenue sharing expenses, net of escrow receipts. The actual amounts for the 2016-17 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, radio, motion pictures, sporting events, other live performances, restaurants and nightlife venues, the Internet, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts with other event venues, and other restaurants and nightlife venues, for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Christmas Spectacular and the TAO Group business, and the availability of, and our venues’ ability to attract concerts, family shows and other events, competition for which is intense, and the ability of acts to attract strong attendance at our venues. For example, The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Forum, The Chicago Theatre and the Wang Theatre face similar competition from other entertainment options in their respective markets and elsewhere. A proposed new indoor arena in Inglewood, CA could materially adversely affect the performance of the Forum if it is approved and constructed. The restaurant, nightlife and hospitality industries are intensely competitive with respect to, among other things, service, price, food quality and presentation, location, atmosphere, overall experience, and the nature and condition of the setting. Competitors of TAO Group business include a large and diverse group of well-recognized upscale restaurants and nightlife venues and brands.
Further, in order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology. In addition, we must maintain a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. In addition, we invest a substantial amount in our Christmas Spectacular and in new productions to continue to attract audiences. We cannot assure you that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Christmas Spectacular, the Decline of Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The financial results of our entertainment business are dependent on the popularity of our live productions, particularly the Christmas Spectacular, which represented 21% of our MSG Entertainment segment’s revenues in fiscal year 2017. Should the popularity of the Christmas Spectacular decline, our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.
Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our business strategy, we intend to develop new productions and live entertainment events, which may include expansions or enhancements of our existing productions or relationships or the creation of entirely new live productions. Expansion or enhancement of productions and/or the development of new productions could require significant upfront investment in sets, staging, creative processes, licensing of intellectual property, casting and advertising and dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may be subject to a write-down of all or a portion of such investments. In addition, any delay in launching such productions or enhancements could result in the incurrence of operating costs which may not be recouped. In March 2016, we wrote off approximately $41.8 million of deferred production costs of the New York Spectacular. In 2016, we moved the show’s run from the spring to the summer. Revenues and attendance from the show’s 2016 run did not meet our expectations. The Company announced in February 2017 that it was suspending the planned 2017 presentation of the New York Spectacular. Subsequently, due to recent assessments of the show’s creative direction, timing and scale, the Company wrote off the remaining balance of deferred production costs related to the New York Spectacular in the amount of $33.6 million during the fourth quarter of fiscal year 2017 and is continuing its review of the production. There can be no assurance that the production will achieve acceptable financial performance levels which could result in additional losses.
Our strategy also involves the investment in, or the operation or acquisition of, venues, in our current markets and markets beyond New York, Los Angeles, Chicago and Boston. Any such additions may involve purchasing or acquiring control of, or an investment in, existing venues, renovating acquired venues or constructing new venues and could require significant investment. For example, in January 2014 we re-opened the Forum, the iconic arena in Inglewood, CA, which we acquired in June 2012. In May 2016 we announced a plan to develop and construct a large-scale venue specifically for music and entertainment in Las Vegas with approximately 17,500 seats. Although TAO Group expects that new venues will primarily be managed venues which are less capital intensive than leased venues, TAO Group may in the future decide to pursue venue expansion through leased venues. In pursuing our expansion strategy we face risks, including risks associated with the construction of new facilities or renovations of existing facilities, such as cost overruns and construction delays, risks associated with financing, such as the potential lack of available financing to commence or complete an acquisition, development or renovation, risks associated with operating in new or existing markets and the risk that we may lose all or a part of our investment in any additional venues.
A Lack of Availability of Suitable Locations for New TAO Group Venues or a Decline in the Quality of the Locations of Current TAO Group Venues May Have a Material Negative Effect on Our Business and Results of Operations.
The success of the existing TAO Group venues depends in large part on their locations. Possible declines in neighborhoods where TAO Group venues are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those venues. Further, TAO Group’s growth strategy is based, in part, on the expansion of TAO Group venues into new geographic markets where the TAO Business has not previously operated. Desirable locations for new openings or for the relocation of existing venues may not be available at an acceptable cost when TAO Group identifies a particular opportunity for a new venue or relocation. In addition, the success of new TAO Group venues tends to expand or revive interest in TAO Group venues that have been in operation for an extended period of time. Thus, the inability to successfully open new TAO Group venues could also negatively impact the existing TAO Group business. The occurrence of one or more of these events could have a material negative effect on our business and results of operations.
The Success of TAO Group Depends in Part Upon the Continued Retention of Certain Key Personnel.
The success of TAO Group depends, in part, on certain key members of its management, including its four original founders. The expertise of TAO Group’s senior management team in developing, acquiring, reinventing, integrating and growing businesses, particularly those focused on entertainment and hospitality, has been and will continue to be a significant factor in the growth of TAO Group’s business and the ability of TAO Group to execute its business strategy. The loss of such key personnel could have a material negative effect on our business and results of operations.
The Geographic Concentration of TAO Group Could Subject Us to Greater Risk Than Our Competitors and Have a Material Negative Effect on Our Business and Results of Operations.
TAO Group currently operates 11 venues in New York City, including the food and beverage operations at the Dream Downtown and Dream Midtown hotels, and is under contract to open five additional venues in New York City. In addition, TAO Group currently operates five venues in Los Angeles and seven venues in Las Vegas. TAO Group primarily operates in three markets and, as a result, may be subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. Therefore, TAO Group is vulnerable to adverse events (including acts of terrorism, natural disasters, weather conditions, labor market disruptions and government actions) and economic conditions in New York City, Las Vegas, Los Angeles and surrounding areas, including those labor markets. Any adverse event or conditions in those markets could have a material negative effect on our business and results of operations.
Negative Publicity with Respect to Any of the Existing or Future TAO Group Brands Could Reduce Sales at One or More of the Existing or Future TAO Group Venues and Make the TAO Group Brands Less Valuable, Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The success of TAO Group depends upon the reputation and popularity of the TAO Group venues and brands. If customers have a poor experience at a restaurant or nightlife venue owned, operated or managed by TAO Group, the TAO Group venues may experience a decrease in customer traffic. Negative publicity with respect to any of the TAO Group brands could adversely affect TAO Group. Such publicity could relate to food quality, illness, injury or other health concerns, poor service, negative experiences or other problems and reduce demand in the TAO Group business. The risk of negative publicity is exacerbated by the growing influence of social media, which can result in immediate and widespread dissemination of information (which may be false) with limited ability on our part to respond or correct such reports.

Increases in Labor Costs Could Slow the Growth of or Harm TAO Group.
TAO Group has a substantial number of hourly employees whose wages are determined by factors outside of TAO Group’s control. Many of such hourly employees’ wages are at or based on the federal or state minimum wage and these employees typically rely on gratuities for a large portion of their income. Governmental entities have acted to increase minimum wage rates in jurisdictions where TAO Group operates or may operate in the future. Changes to these laws continue to be proposed and implemented. As minimum wage rates increase, TAO Group may need to increase not only the wage rates of its minimum wage employees but also the wages paid to its employees who are paid above the minimum wage, which will increase the labor costs of TAO Group. In addition, TAO Group’s labor costs may increase if its employees were to unionize. TAO Group may be unable to increase its prices in order to pass these increased labor costs on to customers, which could have a material negative effect on our business and results of operations.
General Risks
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability or Changes in Consumer Tastes and Preferences.
Our businesses depend upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) at our venues, license suites at The Garden, spend on concessions and merchandise, and drive continued advertising and sponsorship revenues. Further, the restaurant, nightlife and hospitality industries are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing businesses.
As a result, instability and weakness of the U.S. and global economies and the negative effects on consumers’ and businesses’ discretionary spending may materially negatively affect our business and results of operations.
We Have in Past Periods Incurred Substantial Operating Losses, Negative Adjusted Operating Income and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Positive Adjusted Operating Income or Positive Cash Flow in the Future.
We have in past periods incurred operating losses and negative cash flow and there is no assurance that we will have operating income or positive cash flow in the future. Our MSG Entertainment segment recognized operating losses during the years ended June 30, 2017, 2016 and 2014 and our MSG Sports segment recognized an operating loss during the year ended June 30, 2014. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — MSG Sports — Factors Affecting Operating Results” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — MSG Entertainment — Factors Affecting Operating Results.”
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
Weather or Other Conditions May Impact Events at Our Venues, Which May Have a Material Negative Effect on Our Business and Results of Operations.
Weather or other conditions, including natural disasters, acts of terrorism and similar events, in the New York metropolitan area and other locations in which we own or operate venues may affect patron attendance as well as sales of concessions and merchandise, among other things. Weather conditions may also require us to cancel or postpone events. Any of these events may have a material negative effect on our business and results of operations.
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity and Other Developments that Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venues. The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities or other actions that discourage attendance. Any such activity at or near one of our venues or other similar venues could result in a material negative effect on our business and results of operations. In addition, terrorist activity or other actions that discourage attendance at other locations, or even the threat of such activity, could result in reduced attendance at our venues. Similarly, a major epidemic or pandemic, or the threat of such an event, could adversely affect attendance at our events.
We May Pursue Acquisitions and Other Strategic Transactions to Complement or Expand Our Business that May Not Be Successful; We Have Significant Investments in Businesses We Do Not Control.
From time to time, we explore opportunities to purchase or invest in other businesses, venues or assets that could complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain joint venture companies and other minority investments, the inability to successfully integrate such business into our operations or even if successfully integrated, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. We have significant investments in businesses that we account for under the equity method of accounting. These investments have generated operating losses each year and certain have required additional investments from us in the form of equity or loans. We incurred losses in our equity method investments of approximately $30.0 million, $19.1 million, and $40.6 million in the 2017, 2016 and 2015 fiscal years, respectively. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
We do not control the day-to-day operations of these businesses. We have in the past written down and, to the extent that these investments are not successful in the future, we may write down of all or a portion of such investments. Additionally, these businesses are subject to laws, rules and other circumstances, and have risks in their operations, which may be similar to, or different from, those to which we are subject. Any of the foregoing risks could result in a material negative effect on our business and results of operations or adversely impact the value of our investments.
We Do Not Own All of Our Venues and Our Failure to Renew Our Leases or Venue Management Agreements on Economically Attractive Terms May Have a Material Negative Effect on Our Business and Results of Operations; Our Lease on Radio City Music Hall Requires Us to Maintain a Certain Net Worth or Meet Certain Other Requirements.
The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease at fair market value for an additional ten years by providing two years’ notice prior to the initial expiration date. Similarly, we lease the Beacon Theatre pursuant to a lease that expires in 2026. If we are unable to renew these leases on economically attractive terms, our business could be materially negatively affected. We have entered into a booking agreement with respect to the Wang Theatre in Boston, which expires in 2019. The failure to renew the booking agreement for the Wang Theatre will not have a material negative effect on our business. MSG Sports & Entertainment, LLC, the entity that guarantees the Radio City Music Hall lease, is required to maintain a certain net worth or, if such net worth is not maintained, the entity must either post a letter of credit or provide cash collateral.
TAO Group operates venues under various agreements that include leases with third parties and management agreements. The long-term success of TAO Group will depend in part on the availability of real estate, the ability to lease this real estate and the ability to enter into management agreements. As many of these agreements are with third parties over whom TAO Group has little or no control, they may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. The ability to renew these agreements and obtain new agreements on favorable terms depends on a number of other factors, many of which are beyond the control of us or TAO Group, such as national and local business conditions and competition from other businesses. There can be no assurance that TAO Group will be able to renew these agreements on acceptable terms or at all, or that they will be able to obtain attractive agreements with appropriate venues or real estate owners, which could have a material negative effect on our business and results of operations.
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
In January 2016, New York Governor Andrew Cuomo announced a request for proposal (“RFP”) process for proposals on transforming Penn Station. For example, he noted the possibility of seeking to move the Theater at Madison Square Garden to create a new Penn Station entrance, but noted that the State was ready to explore all RFP proposals. The Governor has not announced a final decision on any of the proposals received. We have no assurance on how the final approved proposal may impact the Madison Square Garden Complex.
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
Through our operations, we may collect and store, including by electronic means, certain personal information and payment card information that is provided to us through purchases, registration on our web sites, or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third party service providers. Data maintained in electronic form is subject to the risk of intrusion, tampering or theft. Our ability to safeguard such personal information and other confidential information, including information regarding the Company and our distributors, advertisers and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, distributor, advertiser, Company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party service provider. As a result, such personal information and/or confidential information may be lost, disclosed, accessed or taken without their consent, and the security of our other confidential information may be compromised. For example, on November 22, 2016, the Company announced that it was notifying customers that it had identified and addressed a payment card issue that affected cards used at merchandise and food and beverage locations at several of the Company’s New York venues and The Chicago Theatre. The Company, working with security firms, promptly fixed the issue and implemented enhanced security measures. The Company also continues to review and enhance our security measures in light of changes in the industry. The Company has incurred and expects to incur expenses associated with the payment card incident.
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
A Change to or Withdrawal of New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2017, the tax exemption was $40.4 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
Certain of Our Subsidiaries Have Incurred Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities Could Substantially Impair the Assets of Those Subsidiaries; Failure of Our Joint Ventures to Perform as Expected Could Have a Negative Effect on Our Business.
Certain of our subsidiaries have incurred indebtedness, which indebtedness in the case of the TAO Group is significant relative to the assets of the TAO Group business. New York Knicks, LLC and New York Rangers, LLC, which own the assets of the Knicks and Rangers franchises, respectively, have also entered into credit facilities, both of which were undrawn as of June 30, 2017. The occurrence of an event of default under our subsidiaries’ credit facilities could substantially impair the assets of those subsidiaries and, as a result, have a negative effect on our business and results of operations.
In addition, we have made investments in, or otherwise extended loans to, one or more of our joint ventures and may make additional investments in, or otherwise extend loans to, one or more of our joint ventures or their affiliates in the future. To the extent that those joint ventures or related affiliates do not perform as expected, including with respect to repayment of such loans, it could impair such assets or create losses related to such loans, and, as a result, have a negative effect on our business and results of operations.
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
Our Business is Subject to Seasonal Fluctuations.
Our revenues have been seasonal and we expect they will continue to be seasonal. For example, 21% of our MSG Entertainment segment’s revenues and 8% of our consolidated revenues in fiscal year 2017 were derived from the Christmas Spectacular. Revenues of the MSG Entertainment segment are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, MSG Entertainment earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the second and third quarters of each fiscal year. Revenues from our business on a consolidated and combined basis tend to be at their lowest in the first and fourth quarters of the fiscal year.
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. Approximately 50% of our employees are represented by unions. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, theatrical productions, sporting events and other events).
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or management lockouts. For example, the NHL has experienced labor difficulties, including a lockout during the 1994-95 NHL season, which resulted in the regular season being shortened from 84 to 48 games, a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season, and a lockout during the 2012-13 NHL season, which resulted in the regular season being shortened from 82 to 48 games. The current NHL CBA expires on September 15, 2022 (although the NHL and NHLPA each have the right to terminate the CBA effective following the 2019-20 season). The NBA has also experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games, and a lockout during the 2011-12 season, which resulted in the regular season being shortened from 82 games to 66 games. The current NBA CBA expires after the 2023-24 season (although the NBA and NBPA each has the right to terminate the CBA effective following the 2022-23 season).
The Unavailability of Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
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
There are inherent risks associated with producing and hosting events and operating, maintaining or renovating our venues and in operating the restaurant and nightlife venues. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which could subject us to claims and liabilities.
These risks might not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance. Incidents in connection with events at any of our venues could also reduce attendance at our events, and cause a decrease in our revenue and operating income. While we seek to obtain contractual indemnities for events at our venues that we do not promote and we maintain insurance policies that provide coverage for incidents in the ordinary course of business, there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances.
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
Our Historical Financial Results as Business Segments of Our Former Parent, MSG Networks, May Not be Representative of Our Results as a Separate, Stand-Alone Company.
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
If the Internal Controls Over Financial Reporting of the TAO Group are Not Effective, the Reliability of Our Financial Statements May Be Questioned and Our Stock Price May Suffer.
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to document and test its internal control procedures and to provide an assessment by its management of the effectiveness of its internal control over financial reporting. TAO Group was not subject to such requirements prior to our purchase of a controlling interest. Although the rules allow the Company to exclude TAO Group from its internal control assessment for the year ended June 30, 2017, certain internal controls over financial reporting performed at TAO Group may be included in such assessment for subsequent years and if such controls are not effective, it could negatively impact our financial statements, investor confidence in our financial results may weaken, and our stock price may suffer.
We are Controlled by the Dolan Family. As a Result of Their Control, the Dolan Family has the Ability to Prevent or Cause a Change in Control or Approve, Prevent or Influence Certain Actions by the Company.
We have two classes of common stock:

•	Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors; and

•	Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), which is entitled to ten votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.
As of July 31, 2017, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 2.8% of our outstanding Class A Common Stock and approximately 71.3% of the total voting power of all our outstanding common stock. Of this amount, Charles F. Dolan, a director and the father of James L. Dolan, the Executive Chairman, and his spouse control approximately 59.2% of our outstanding Class B Common Stock, approximately 1.3% of our outstanding Class A Common Stock and approximately 42.1% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock have executed a Stockholders Agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney (collectively, the “Dolan Siblings”). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings.
The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan Family Group. The voting members of the Dolan Family Committee are James L Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. The Dolan Family Group, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
In addition, the affirmative vote or consent of the holders of at least 66 2⁄3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:

•	the authorization or issuance of any additional shares of Class B Common Stock; and

•	any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
As a result, the Dolan Family Group also has the power to prevent such issuance or amendment.
The Dolan Family Group also controls MSG Networks and AMC Networks Inc. (“AMC Networks”).
We Have Elected to Be a “Controlled Company” for NYSE Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of NYSE.
Members of the Dolan Family Group have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of NYSE. As a controlled company, we have the right to elect not to comply with the corporate governance rules of NYSE requiring: (i) a majority of independent directors on our Board, (ii) an independent corporate governance and nominating committee and (iii) an independent compensation committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board of Directors has elected to comply with the NYSE requirement for an independent compensation committee.
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
Our Executive Chairman, James L. Dolan, also serves as the Executive Chairman of MSG Networks, and our Executive Vice President, General Counsel and Secretary, Lawrence J. Burian, also serves as the Executive Vice President, General Counsel and Secretary of MSG Networks. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. In addition, our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of both MSG Networks and AMC Networks, and one of our directors, Charles F. Dolan, is the Executive Chairman of AMC Networks. Furthermore, five members of our Board of Directors are also directors of MSG Networks, and seven members of our Board of Directors are also directors of AMC Networks. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Networks and/or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Networks or AMC Networks and us. In addition, certain of our directors and officers hold MSG Networks and/or AMC Networks stock, stock options, restricted stock units and/or cash performance awards. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSG Networks or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 27, 2016 and “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in our Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September 11, 2015 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Networks and/or AMC Networks that may arise.
Our Overlapping Directors and Executive Officers with MSG Networks and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Networks and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company (the “Overlap Persons”) may also be serving as directors, officers, employees or agents of MSG Networks and/or AMC Networks (each an “Other Entity”), and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee or agent of one or more of the Other Entities will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 27, 2016 and “Description of Capital Stock — Certain Corporate Opportunities and Conflicts” in our Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September 11, 2015.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own the Madison Square Garden Complex, which includes The Garden (with a maximum capacity of approximately 21,000 seats) and The Theater at Madison Square Garden (approximately 5,600 seats) in New York City, comprising approximately 1,100,000 square feet; a training center in Greenburgh, NY with approximately 105,000 square feet of space; The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet; and the Forum (approximately 17,600 seats) in Inglewood, CA comprising approximately 307,000 square feet.

Significant properties that are leased in New York City include approximately 323,000 square feet housing Madison Square Garden’s administrative and executive offices, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease storage space in various other locations. For more information on our venues, see “Item 1. Business — Our Performance Venues.”
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
In addition, TAO Group is engaged in the management and operation of restaurants, nightlife and hospitality venues in New York City, Las Vegas, Los Angeles and Australia, of which 15 venues are leased properties as well as five leased offices located in in New York and Las Vegas. The size of the TAO Group’s leased venues ranges from approximately 4,200 to 26,000 square feet and total approximately 208,000 square feet including office space. TAO Group also manages nine venues (including one venue located in Australia) that are not owned or leased properties.
Item 3. Legal Proceedings
The Company owns 50% of Azoff MSG Entertainment LLC, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over 10,000 commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for copyright licenses. The judge in the Central District of California recently denied RMLC’s motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case. On July 21, 2017, RMLC filed a preliminary injunction motion in the United States District Court for the Eastern District of Pennsylvania to extend the duration of the interim licenses which GMR had granted to certain radio stations. The district court determined that the jurisdictional matter should be decided prior to addressing the motion for preliminary injunction.
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
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from October 1, 2015 through June 30, 2017. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	Base Period 10/1/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17	6/30/17
The Madison Square Garden Company	$100.00	$101.45	$104.31	$108.16	$106.22	$107.54	$125.22	$123.46
Russell 3000 Index	100.00	106.11	107.14	109.96	114.79	119.62	126.49	130.31
Bloomberg Americas Entertainment Index	100.00	99.65	102.77	106.98	112.17	110.36	119.64	118.88
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2017, there were 712 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2017, there were 14 holders of record of our Class B Common Stock.

We did not pay any dividend on our common stock during fiscal year 2017 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
Price Range of Madison Square Garden Class A Common Stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of our Class A Common Stock as reported on NYSE:

Year ended June 30, 2017	High	Low
For the Quarter ended September 30, 2016	$188.80	$166.13
For the Quarter ended December 31, 2016	178.29	160.96
For the Quarter ended March 31, 2017	206.24	166.86
For the Quarter ended June 30, 2017	206.60	192.15

Year ended June 30, 2016 (a)	High	Low
For the Quarter ended December 31, 2015	$184.67	$149.04
For the Quarter ended March 31, 2016	170.01	139.10
For the Quarter ended June 30, 2016	174.30	156.01

(a)	The Madison Square Garden Company became a publicly traded company on September 30, 2015 upon the Distribution.
Issuer Purchases of Equity Securities
As of June 30, 2017, the total amount of Class A Common Stock authorized for repurchase by the Company’s board of directors was $525 million, and the Company had remaining authorization of approximately $271 million for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company first announced its stock repurchase program on September 11, 2015. During the three months ended June 30, 2017, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated and combined financial statements of The Madison Square Garden Company and its subsidiaries. The balance sheet data as of June 30, 2017 and 2016 and the operating data for the year ended June 30, 2017 and the nine months ended June 30, 2016 are presented on a consolidated basis, as the Company became a standalone public company on the September 30, 2015 (the “Distribution Date”). Operating data prior to the Distribution Date, which included operating data for the years ended June 30, 2015, 2014 and 2013, as well as operating data for the three months ended September 30, 2015 that are included in results of operations for the year ended June 30, 2016, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of MSG Networks Inc. (“MSG Networks” or “Former Parent”) and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution Date (“carve-out and combined basis”). Balance sheet data as of June 30, 2015, 2014 and 2013 were also presented on a carve-out and combined basis.
For periods prior to the Distribution Date, the financial information presented below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity. The selected financial data presented below should be read in conjunction with the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Operating Data (a):
Revenues	$1,318,452	$1,115,311	$1,071,551	$913,615	$722,943
Operating loss	(60,356)	(58,631)	(406)	(114,028)	(59,029)
Net loss	(76,789)	(77,290)	(40,684)	(116,933)	(58,274)
Less: Net income attributable to nonredeemable noncontrolling interests	304	—	—	—	—
Less: Net loss attributable to redeemable noncontrolling interests	(4,370)	—	—	—	—
Net loss attributable to The Madison Square Garden Company’s stockholders	$(72,723)	$(77,290)	$(40,684)	$(116,933)	$(58,274)
Basic and diluted loss per common share attributable to The Madison Square Garden Company’s stockholders	$(3.05)	$(3.12)	$(1.63)	$(4.69)	$(2.34)
Weighted-average number of common shares outstanding (b):
Basic and diluted	23,853	24,754	24,928	24,928	24,928
Balance Sheet Data (a):
Total assets	$3,712,753	$3,543,950	$2,148,942	$2,137,191	$1,732,863
Long-term debt, net of deferred financing costs (c)	105,433	—	—	—	—
Total The Madison Square Garden Company stockholders’ equity / divisional equity	2,408,163	2,586,421	1,223,275	1,191,203	916,764

(a)
Operating and balance sheet data beginning in fiscal year 2017 includes results from the acquisitions of Boston Calling Events, LLC (“BCE”) and TAO Group Holdings LLC (“TAO Group”). See “Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 2. Summary of Significant Accounting Policies — Business Combinations and Noncontrolling Interests” and “Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 3. Acquisitions” for more information on our acquisitions of BCE and TAO Group.

(b)
Following the Distribution Date, the Company had 24,928 common shares outstanding on September 30, 2015. This amount has been utilized to calculate earnings (loss) per share for the periods prior to the Distribution Date as no Madison Square Garden common stock or equity based awards were outstanding prior to September 30, 2015.

(c)
Long-term debt presented above is net of debt issuance costs of $4,567 as of June 30, 2017. See “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 10. Credit Facilities” for more information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” or the “Company”), including increased expenses of being a standalone public company, higher team personnel compensation, and higher revenues as a result of the new National Basketball Association (the “NBA”) national media rights deal. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level of popularity of the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), the New York Spectacular Starring the Radio City Rockettes (“New York Spectacular”) and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing free agents and trades, subject to league salary caps and the impact of luxury tax;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other teams, other venues and other sports and entertainment options, including the construction of new competing venues;

•	Our ability to successfully design, construct, finance and operate a new venue in Las Vegas, and the investments and costs associated with that effort;

•
changes in laws, NBA or National Hockey League (the “NHL”) rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements (each a “CBA”) with their players’ associations, salary caps, revenue sharing, NBA luxury tax thresholds and media rights) or other regulations under which we operate;

•	any NBA or NHL work stoppage;

•	seasonal fluctuations and other variation in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses as a standalone publicly traded company;

•	the successful development of new live productions, enhancements or changes to existing productions and the investments associated with such development, enhancements, or changes;

•
the continued popularity and success of the TAO Group restaurants and nightlife and hospitality venues, as well as its existing brands, and the ability to successfully open and operate new restaurants and nightlife and hospitality venues;

•	the ability of BCE to attract attendees and performers to its festivals and other events;

•	the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	the operating and financial performance of our strategic acquisitions and investments, including those we do not control;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;

•
the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	business, reputational and litigation risk if there is a loss, disclosure or misappropriation of stored personal information or other breaches of our information security;

•	a default by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	our ownership of professional sports franchises in the NBA and NHL and certain related transfer restrictions on our common stock;

•	the tax free treatment of the Distribution; and

•	the factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
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
Factors Affecting Results of Operations
The Company’s combined statements of operations for the year ended June 30, 2015, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution Date.
The combined statements of operations for the year ended June 30, 2015, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016, include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
During the first quarter of fiscal year 2017, the Company refined its approach to allocating corporate, performance venues operating and other shared expenses. Management analyzed the specific support provided by individual corporate and venue personnel, in part using a detailed efforts-based analysis. The Company considered the new approach to better define segment profitability for users of the financial information and, therefore, made this change in the first quarter of fiscal year 2017. Prior periods results are reflected as originally reported and have not been restated. Had the revised approach been used in fiscal year 2016, operating income reported in MSG Sports would have increased and operating loss reported in MSG Entertainment would have improved by $6,045 and $337, respectively. These changes in the MSG Sports and MSG Entertainment segments operating income (loss) would have been offset by an increase of $6,382 in the operating loss of “Corporate and Other” for the year ended June 30, 2016. The adjusted operating income, as defined in “— Consolidated Results of Operations — Adjusted Operating Income,” reported in MSG Sports would have increased and adjusted operating loss reported in MSG Entertainment would have improved during the year ended June 30, 2016 by $5,908 and $2,680, respectively. These improvements would have been offset by an increase of $8,588 in the adjusted operating loss of “Corporate and Other” for the year ended June 30, 2016.

Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2017, 2016 and 2015 on both a consolidated and combined and segment basis. Our segments are MSG Entertainment and MSG Sports.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2017, 2016 and 2015. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2017.
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
Business Overview
The Company is a sports and entertainment business comprised of dynamic and powerful assets and brands. The Company is comprised of two business segments: MSG Entertainment and MSG Sports, which are strategically aligned to work together to drive our overall business, which is built on a foundation of iconic venues and compelling content, including live sports and entertainment events that we create, produce and present. The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns Madison Square Garden (“The Garden”) and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. A description of our segments follows:
MSG Entertainment
Our MSG Entertainment segment, which represented approximately 38% of our consolidated revenues for the year ended June 30, 2017, is one of the country’s leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts events and special events, in our diverse collection of venues. Those venues include The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum, and The Chicago Theatre. In addition, we have an exclusive booking agreement with respect to the Wang Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event.
MSG Entertainment also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular, which is the top grossing live holiday family show in North America, and the New York Spectacular, both of which feature the Rockettes. The Christmas Spectacular has been performed at Radio City Music Hall for 84 years and more than one million tickets were sold for performances during the 2016 holiday season. In addition, during the 2014 holiday season the Company presented the theater version of the show in Omaha, Houston and, for the 13th year, at the Grand Ole Opry House in Nashville. The Company decided to end the theatrical productions of the Christmas Spectacular presented outside of New York after the 2014 holiday season. The theatrical productions of the Christmas Spectacular presented outside of New York generated direct contribution to adjusted operating income (loss), of approximately $4,600 during the 2014 holiday season.
The first run of the show the New York Spectacular began mid-March 2015 and ran through mid-May 2015. In fiscal year 2016 the Company made a decision to shift the timing of the show’s run from spring to the summer. The Company’s decision to shift the timing of the production, with the production beginning mid-June 2016, resulted in 56 scheduled performances during fiscal year 2017 versus the prior year production, which began mid-March 2015 with 21 scheduled performances during fiscal year 2016. Due to the creative decision to not include, in the summer of 2016 performances, certain scenes from the previous show, the Company recorded a $41,816 write-off of deferred production costs during the third quarter of fiscal year 2016. The Company announced in February 2017 that it was suspending the planned 2017 presentation of the New York Spectacular and began a full review of the production, including the creative content and timing. Due to recent assessments of the show’s creative direction, timing and scale, the Company recorded a write-off of the remaining deferred production costs balance related to the New York Spectacular in the amount of $33,629 during the fourth quarter of fiscal year 2017.
In July 2016, the Company acquired a controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival, as well as other outdoor events. This was followed in January 2017 by the Company’s purchase of a controlling interest in TAO Group, a hospitality group with globally-recognized entertainment dining and nightlife brands. Both companies are now part of the MSG Entertainment segment.
Revenue Sources
Our primary sources of revenue in our MSG Entertainment segment are ticket sales to our live audiences for events that we produce or promote/co-promote and license fees for our venues paid by third-party promoters in connection with events that we do not produce or promote/co-promote. We also generate revenue from other sources, including facility and ticketing fees, concessions, sponsorships and signage, a portion of suite license fees at The Garden, merchandising and tours of our venues. The levels of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are promoting or co-promoting the event or are licensing our venue to a third party. In addition, a significant component of the MSG Entertainment segment revenues are the revenues generated at TAO Group through entertainment dining and nightlife offerings, which primarily consist of food and beverage sales.
Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our web sites and ticketing agencies and through group sales. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the capacity of the venue used, the extent to which we can sell to fully utilize the capacity and our ticket prices. During the fiscal year 2017 we implemented significant changes to how we sell Christmas Spectacular tickets. By eliminating block sales to third party brokers, we brought a significant number of tickets back in-house, which created the opportunity for more customers to buy tickets to the production directly from us.
The Garden has 21 Event Level suites, 58 Lexus Madison Level suites, and 18 Signature Level suites. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.
Venue License Fees
For entertainment events held at our venues that we do not produce, promote or co-promote, we typically earn revenue from venue license fees charged to the third-party promoter of the event. The amount of license fees we charge varies by venue, as well as by the size of the production and the number of days utilized, among other factors. Our fees include both the cost of renting space in our venues and costs for providing event staff, such as front-of-house and back-of-house staff, including stagehands, electricians, laborers, box office staff, ushers and security as well as production services such as staging, lighting and sound.
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
Entertainment Dining and Nightlife Offerings
We earn revenues from entertainment dining and nightlife offerings through our operations at TAO Group restaurants and nightlife and hospitality venues. These revenues primarily consist of food and beverage sales and banquet hosting services at TAO Group leased restaurants and nightclubs. In addition, we earn fees from our real estate partners for operating certain of our restaurants and nightclubs.
Expenses
Our MSG Entertainment segment’s principal expenses are payments made to performers, staging costs and day-of-event costs associated with events, and advertising costs. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses, to our MSG Entertainment segment. However, the operating results of our MSG Entertainment segment benefit from the fact that no rent is charged to the segment for use of the Company’s owned venues. We do not allocate to our segments depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden or the Forum.
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
Entertainment Dining and Nightlife Offerings Costs
Our operations in TAO Group restaurants and nightlife and hospitality venues incur costs for providing food and beverage as well as banquet hosting services to our customers. Our dining and nightlife offering costs primarily include the following:

•	labor costs, consisting of restaurant management salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits;

•	food and beverage costs;

•	operating costs, consisting of maintenance, utilities, bank and credit card charges, and any other restaurant-level expenses; and

•	occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, insurance premiums and taxes.
Factors Affecting Operating Results
The operating results of our MSG Entertainment segment are largely dependent on our ability to attract concerts, family shows and other events to our venues, as well as the continuing popularity of the Christmas Spectacular at Radio City Music Hall. Our MSG Entertainment segment recognized operating losses during the years ended June 30, 2017 and 2016. The operating results for the year ended June 30, 2017 include a $33,629 write-off of the remaining balance of deferred production costs related to the New York Spectacular due to the recent assessments of the show’s creative direction, timing and scale. The operating results for the year ended June 30, 2016 include a $41,816 write-off of deferred production costs associated with the New York Spectacular due to the creative decision to not include, in the summer of 2016 performances, certain scenes from the previous show of the New York Spectacular.
Our MSG Entertainment segment’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for our entertainment and nightlife offerings, suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, as well as lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
The Company continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new productions.
MSG Sports
Our MSG Sports segment, which represented approximately 62% of our consolidated revenues for the year ended June 30, 2017, owns and operates professional sports franchises, including the New York Knicks (the “Knicks”), a founding member of the NBA, and the New York Rangers (the “Rangers”), one of the “original six” franchises of the NHL. MSG Sports also owns and operates the New York Liberty (the “Liberty”) of the Women’s National Basketball Association, one of the league’s founding franchises, and the Hartford Wolf Pack of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers and is also competitive in its own right in the AHL. Since 2014, the Company has owned and operated an NBA Gatorade League team, named the Westchester Knicks, which plays its home games at the Westchester County Center in White Plains, NY. The Knicks, Rangers and Liberty play their home games at The Garden. Our sports business also features other sporting events, including a broad array of live sporting events including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling. In July 2017, the Company acquired a controlling interest in Counter Logic Gaming, a premier North American esports organization, which is now part of our MSG Sports segment.
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

Ticket Sales, Suite Licenses, Venue Licenses, Facility and Ticketing Fees
Ticket sales have historically constituted the largest single source of revenue for our MSG Sports segment. We sell tickets to our sports teams’ home games through season tickets, which are typically held by long-term season subscribers, through group sales, and through single-game tickets, which are purchased by fans either individually or in multi-game packages. The prices of our tickets vary, depending on the sports team and the location of the seats. We generally review and set the price of our tickets before the start of each team’s season. During the fiscal year 2017 we made changes to our ticketing polices, resulting in fewer full season tickets sold and more sales of individual and group tickets, as well as partial season plans.
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
Expenses
The most significant expenses in our MSG Sports segment are player and other team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel, including team executives. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NHL and NBA revenue sharing and NBA luxury tax. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses, to our MSG Sports segment. However, the operating results of our MSG Sports segment benefit from the fact that no rent is charged to the segment for use of the Company’s owned venues. We do not allocate to our segments depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden or the Forum.
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
NBA CBA. The NBA CBA expires after the 2023-24 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2022-23 season). The NBA CBA contains a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay players more, sometimes substantially more, than the cap).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. The Knicks incurred a luxury tax expense of $8,300, $38,100 and $5,100 with respect to the 2012-13, 2013-14 and 2014-15 seasons, respectively. For the 2015-16 and 2016-17 seasons, the Knicks were not a luxury tax payer and we received approximately $2,500 and $500, respectively, of luxury tax proceeds from tax-paying teams. Tax obligations for years beyond the 2016-17 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
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
We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2017 was approximately $41,100. The actual amounts for the 2016-17 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
NHL CBA. The NHL CBA expires September 15, 2022 (although the NHL and NHL Players’ Association each have the right to terminate the CBA effective following the 2019-20 season). The NHL CBA provides for a “hard” salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2013-14 season and is adjusted each season thereafter based upon league-wide revenues).
NHL Escrow System/Revenue Sharing. The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams in equal shares.
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on pre-season and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2017 was approximately $24,800 (including approximately $6,300 related to the playoffs). The actual amounts for the 2016-17 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.
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
As members of the NBA and NHL, the Knicks and Rangers, respectively, are also subject to league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. For the 2016-17 season, the NBA imposed on each team a 6% assessment on regular season ticket revenue.
Our MSG Sports segment also incurs costs associated with VIP amenities provided to certain ticket holders.
Other Expenses
MSG Sports also incurs selling, general and administrative expenses.
Factors Affecting Operating Results
The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue, as well as our ability to attract high-caliber sporting events. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. Our MSG Sports segment results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was $42,337, $7,484 and $25,317 for fiscal years 2017, 2016 and 2015, respectively. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount. Our MSG Sports segment’s performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors— General Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Corporate Expenses and Venue Operating Costs
The Company allocates certain corporate costs and its performance venues operating expenses to both reportable segments. Allocated performance venue operating expenses include the non-event related costs of operating the Company’s performance venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden and the Forum is not allocated to the reportable segments.
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
Purchase Accounting Adjustments
In connection with the BCE and TAO Group acquisitions in fiscal year 2017 (“fiscal 2017 Acquisitions”), the Company recorded certain fair value adjustments related to acquired assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. For the Company’s fiscal 2017 Acquisitions, the Company recognized fair value adjustments primarily for (i) recognition of intangible assets such as trade names, venue management contracts, favorable leases, and festival rights, (ii) step-up of property and equipment, (iii) step-up of inventory, (iv) unfavorable lease obligation, and (v) goodwill. The aforementioned fair value adjustments, except for goodwill, will be expensed as incremental non-cash expenses in the Company’s consolidated statements of operations based on their estimated useful lives (“Purchase Accounting Adjustments”). The Company does not allocate any Purchase Accounting Adjustments to the reporting segments and reports any Purchase Accounting Adjustments as reconciliation items in reporting segment operating results. See “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 3. Acquisitions” for more information on the fiscal 2017 Acquisitions and “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated and Combined Financial Statements — Notes to Consolidated and Combined Financial Statements — Note 16. Segment Information” for more information on the presentation of Purchase Accounting Adjustments.

Investments in Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates primarily include investments in Brooklyn Bowl Las Vegas, LLC (“BBLV”), Azoff MSG Entertainment LLC (“AMSGE”), Tribeca Enterprises LLC (“Tribeca Enterprises”), and Fuse Media LLC (“Fuse Media”), which are accounted for under the equity method of accounting.
In August 2013, the Company acquired an interest in BBLV. In March 2014, BBLV opened a new venue in Las Vegas which brings together live music, bowling and a restaurant. As a result of BBLV’s liquidity position, the Company evaluated whether or not an impairment of its investment had occurred as of December 31, 2014. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the remaining equity portion of its investment in BBLV. In addition, as of June 30, 2017, outstanding loans of $2,600 had been advanced by the Company to BBLV.
In September 2013, the Company acquired a 50% interest in AMSGE. The AMSGE entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing. As of June 30, 2017, the Company’s investment in AMSGE was $104,024. In addition, as of June 30, 2017, AMSGE had outstanding loans of $97,500, as well as $92 of accrued interest, under a $100,000 unsecured credit facility with the Company.
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises, the company that owns and operates the Tribeca Film Festival and certain other businesses. Tribeca Enterprises’ businesses also include Tribeca Studios, a branded entertainment content business that has produced award-winning stories, and year-round live events. As of June 30, 2017, the Company’s investment in Tribeca Enterprises was $12,864. As of June 30, 2017, $13,500 has been drawn under the $14,000 revolving credit facility with the Company and $870 of payments-in-kind (“PIK”) interest was outstanding. PIK interest owed does not reduce availability under the revolving credit facility. In August 2017, the revolving credit facility was amended to increase the borrowing capacity to $17,500, with $14,500 loans outstanding excluding PIK interest of $877.
In July 2014, MSG Networks sold Fuse to Fuse Media, Inc., and as part of the transaction MSG Networks received a 15% equity interest in Fuse Media which was transferred to the Company in connection with the Distribution. In the third quarter of fiscal year 2017, certain Fuse Media warrant holders notified Fuse Media of their intent to exercise certain put options (which Fuse Media disputed). The purported exercise of the put options triggered an assessment of Fuse Media’s fair value. This assessment, which was performed during the third quarter of fiscal 2017, resulted in unfavorable fair value measurements of Fuse Media. As a result, the Company evaluated whether or not an other-than-temporary impairment of its investment had occurred as of the third quarter of fiscal 2017. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $20,613 to write off the carrying value of its equity investment in Fuse Media, which is reflected in loss in equity method investments in the accompanying consolidated statements of operations for the year ended June 30, 2017.
In addition to the investments discussed above, the Company also has other investments in various sports and entertainment companies and related technologies, primarily accounted for under the cost method of accounting.
See Note 5 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our investments in nonconsolidated affiliates.

Results of Operations
Comparison of the Year Ended June 30, 2017 versus the Year Ended June 30, 2016
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2017	2016	Amount	Percentage
Revenues	$1,318,452	$1,115,311	$203,141	18%

Direct operating expenses	861,381	737,857	123,524	17%
Selling, general and administrative expenses	410,039	333,603	76,436	23%
Depreciation and amortization	107,388	102,482	4,906	5%
Operating loss	(60,356)	(58,631)	(1,725)	(3)%
Other income (expense):
Loss in equity method investments	(29,976)	(19,099)	(10,877)	(57)%
Interest income, net	7,647	4,754	2,893	61%
Miscellaneous income (expense)	1,492	(4,017)	5,509	NM
Loss from operations before income taxes	(81,193)	(76,993)	(4,200)	(5)%
Income tax benefit (expense)	4,404	(297)	4,701	NM
Net loss	$(76,789)	$(77,290)	$501	1%

NM — Percentage is not meaningful
The following is a summary of changes in segments’ operating results for the year ended June 30, 2017 as compared to the prior year.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a), (b)	$91,078	$36,688	$24,292	$1,455	$28,643
MSG Sports segment (a), (b)	112,922	77,370	27,810	(1,638)	9,380
Corporate and Other (b)	(859)	—	24,334	1,937	(27,130)
Purchase accounting adjustments	—	9,466	—	3,152	(12,618)
	$203,141	$123,524	$76,436	$4,906	$(1,725)

(a) See “Business Segment Results” for a more detailed discussion of the operating results of our segments.
(b) See “Introduction” for the discussion of the Company’s refinement of its methodologies used to allocate its corporate, performance venues operating and other shared expenses in fiscal year 2017.
Direct operating expenses primarily include:

•	compensation expense for the Company’s professional sports teams’ players and certain other team personnel;

•	cost of team personnel transactions for season-ending player injuries (net of anticipated insurance recoveries), trades, and waivers/contract termination costs of players and other team personnel;

•	NBA luxury tax, NBA and NHL revenue sharing and league assessments for the MSG Sports segment;

•	event costs related to the presentation, production and marketing of our live entertainment and other live sporting events;

•	venue lease, maintenance and other operating expenses;

•	the cost of concessions, merchandise and food and beverage sold at our venues; and

•	restaurant operating expenses, inclusive of labor costs.
In connection with the purchase price allocation of the TAO Group acquisition on January 31, 2017, the inventory value was increased by $8,705 and was fully expensed to direct operating expenses as the related inventory was consumed.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, reorganization costs, professional fees, as well as sales and marketing costs, including non-event related advertising expenses.
The increase in Corporate and Other of $24,334 was primarily due to (i) an increase in employee compensation and related benefits, inclusive of the impact from the change in allocation methodology, (ii) higher professional fees primarily associated with the Company’s business development initiatives and (iii) the Company being subject to New York State and City capital tax for four fiscal quarters in the current year as compared to three fiscal quarters in the prior year.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2017 increased $4,906, or 5%, to $107,388 as compared to the prior year primarily due to (i) depreciation and amortization of assets related to purchase accounting adjustments associated with the fiscal 2017 Acquisitions and (ii) depreciation and amortization expenses of TAO Group’s property and equipment.
Operating loss - Corporate and Other
Operating loss in Corporate and Other increased $27,130, or 20%, to $163,180. The increase was primarily due to higher selling, general and administrative expenses as discussed above.
Loss in equity method investments
Loss in equity method investments for the year ended June 30, 2017 increased by $10,877, or 57%, to $29,976 as compared to the prior year. The year-over-year increase in loss reflects a pre-tax non-cash impairment charge of $20,613 in the third quarter of fiscal year 2017 to write off the carrying value of the Company’s equity investment in Fuse Media. This increase was partially offset by the non-recurrence of a non-cash impairment charge of $7,270 to write off the carrying value of the Company’s investment in the Broadway production of Finding Neverland during the fourth quarter of fiscal year 2016, as well as improved operating results for certain of the Company’s joint ventures and, to a lesser extent, a distribution in the current year from an equity method investment that was previously written off.
Miscellaneous income (expense)
Miscellaneous income in the current year consists principally of the recovery of certain claims in connection with a third-party bankruptcy proceeding. Miscellaneous expense in the prior year reflects a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of one of the Company’s cost method investments (see Note 5 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K).
Income taxes
Income tax benefit for the year ended June 30, 2017 was $4,404 and income tax expense for the year ended June 30, 2016 was $297.
The effective tax rate for the year ended June 30, 2017 of 5.4% is different when compared to the statutory federal rate of 35% primarily as a result of an increase of $30,697 in recorded federal and state valuation allowances, tax expense of $3,449 related to non-deductible expense, the tax impact of consolidated partnership book income attributable to non-controlling interests of $1,414, deferred expense of $1,329 based on tax amortization on indefinite lived intangibles that are not available as a source of taxable income to support the realization of deferred tax assets, and expense of $672 recorded due to a state rate change computed as a result of filed state tax returns. This tax expense is offset by a state tax benefit (net of federal effect) of $6,716, the tax benefit of other comprehensive income gains recorded in continuing operations of $6,477 and other of $354.
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
Adjusted operating income
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits, and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated adjusted operating income (loss). The Company has presented the components that reconcile operating income (loss) to adjusted operating income (loss).
The following is a reconciliation of operating loss to adjusted operating income:

	Years Ended June 30,		Change
	2017	2016	Amount	Percentage
Operating loss	$(60,356)	$(58,631)	$(1,725)	(3)%
Share-based compensation (a)	41,129	24,476
Depreciation and amortization (b)	107,388	102,482
Other purchase accounting adjustments	9,466	—
Adjusted operating income	$97,627	$68,327	$29,300	43%

(a)
The increase in share-based compensation as compared to prior year, primarily reflects changes the Company made during fiscal year 2016 to its long-term incentive plans. These changes resulted in a shift in the performance-based component of the Company’s long-term incentive awards from cash to performance-based restricted stock units.

(b)	Depreciation and amortization includes purchase accounting adjustments of $3,152 for the year ended June 30, 2017.
Adjusted operating income for the year ended June 30, 2017 increased $29,300, or 43%, to $97,627 as compared to the prior year. The net increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$36,551
Increase in adjusted operating income of the MSG Sports segment	11,974
Other net decreases	(19,225)
$29,300
Other net decreases reflect (i) an increase in employee compensation and related benefits, excluding share-based compensation expense, (ii) higher professional fees and (iii) the Company being subject to New York State and City capital tax for four fiscal quarters in the current year as compared to three fiscal quarters in the prior year.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for the Company’s MSG Entertainment segment.

	Years Ended June 30,		Change
	2017	2016	Amount	Percentage
Revenues	$506,468	$415,390	$91,078	22%
Direct operating expenses	378,325	341,637	36,688	11%
Selling, general and administrative expenses	120,496	96,204	24,292	25%
Depreciation and amortization	11,339	9,884	1,455	15%
Operating loss	$(3,692)	$(32,335)	$28,643	89%
Reconciliation to adjusted operating income (loss):
Share-based compensation	14,323	7,870
Depreciation and amortization	11,339	9,884
Adjusted operating income (loss)	$21,970	$(14,581)	$36,551	NM
—————
NM — Percentage is not meaningful
Revenues
Revenues for the year ended June 30, 2017 increased $91,078, or 22%, to $506,468 as compared to the prior year. The net increase is attributable to the following:

Inclusion of revenues associated with entertainment dining and nightlife offerings	$34,332
Inclusion of BCE events-related revenues	16,357
Increase in event-related revenues at the Forum	14,044
Increase in revenues from the presentation of the New York Spectacular	7,768
Increase in revenues from the presentation of the Christmas Spectacular	6,778
Increase in event-related revenues at The Garden	5,616
Increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	4,017
Increase in venue-related sponsorship and signage and suite rental fee revenues	3,001
Increase in event-related revenues at The Theater at Madison Square Garden	2,572
Decrease in event-related revenues at the Beacon Theatre	(2,926)
Decrease in event-related revenues at the Wang Theatre	(1,085)
Other net increases	604
$91,078
The inclusion of revenues associated with entertainment dining and nightlife offerings is the result of the acquisition of TAO Group on January 31, 2017, and primarily reflects revenues generated from food and beverage sales. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related revenues are for the period from February 1, 2017 to March 26, 2017.
The inclusion of BCE events-related revenues is the result of the acquisition of BCE in July 2016, and principally consists of event-related revenues generated by the Boston Calling Music Festival, which was held in May 2017.
The increase in event-related revenues at the Forum was primarily due to additional events and a change in the mix of events held at the venue during the current year as compared to the prior year.
The increase in revenues from the presentation of the New York Spectacular was primarily due to additional scheduled performances in the current year as compared to the prior year. This was a result of the Company’s decision to shift the timing of the production with the production beginning mid-June 2016 resulting in 56 scheduled performances during fiscal year 2017 versus the prior year production, which began mid-March 2015 with 21 scheduled performances during fiscal year 2016. The

Company announced in February 2017 that it was suspending the planned 2017 presentation of the New York Spectacular.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to higher average ticket prices, inclusive of the impact of eliminating high volume buyers, during the current year as compared to the prior year. During the 2016 holiday season more than one million tickets were sold, which represents a low single digit percentage decrease as compared to the 2015 holiday season due to seven fewer scheduled performances.
The increase in event-related revenues at The Garden was due to a change in the mix of events partially offset by fewer events held at the venue during the current year as compared to the prior year.
The increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was due to a change in the mix of events and additional events held at the venue during the current year as compared to the prior year.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to new sponsorship inventory as well as increased sales of existing sponsorship inventory.
The increase in event-related revenues at The Theater at Madison Square Garden was due to additional events partially offset by a change in the mix of events held at the venue during the current year as compared to the prior year.
The decrease in event-related revenues at the Beacon Theatre was due to fewer events held at the venue during the current year as compared to the prior year.
The decrease in event-related revenues at the Wang Theatre was due to a change in the mix of events partially offset by additional events held at the venue during the current year as compared to the prior year.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2017 increased $36,688, or 11%, to $378,325 as compared to the prior year. The net increase is attributable to the following:

Inclusion of direct operating expenses associated with entertainment dining and nightlife offerings	$19,648
Inclusion of BCE events-related direct operating expenses	13,197
Increase in event-related direct operating expenses at the Forum	5,799
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	2,940
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	2,534
Increase in event-related direct operating expenses at The Garden	631
Decrease in direct operating expenses associated with the presentation of the Christmas Spectacular	(6,464)
Decrease in event-related direct operating expenses at the Beacon Theatre	(2,002)
Decrease in direct operating expenses associated with the New York Spectacular	(443)
Other net increases	848
$36,688
The inclusion of direct operating expenses associated with entertainment dining and nightlife offerings is the result of the acquisition of TAO Group on January 31, 2017, and primarily reflects costs associated with food and beverage sales, inclusive of labor costs, as well as venue related operating expenses. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related direct operating expenses are for the period from February 1, 2017 to March 26, 2017.
The inclusion of BCE events-related direct operating expenses is the result of the acquisition of BCE in July 2016, and principally consists of direct operating expenses associated with the Boston Calling Music Festival, which was held in May 2017. In addition, BCE incurred other expenses associated with this festival, which are reported as selling, general and administrative expenses.
The increase in event-related direct operating expenses at the Forum was primarily due to additional events and a change in the mix of events held at the venue during the current year as compared to the prior year.
The increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was due to a change in the mix of events and additional events held at the venue during the current year as compared to the prior year.

The increase in event-related direct operating expenses at The Theater at Madison Square Garden was due to additional events partially offset by a change in the mix of events held at the venue during the current year as compared to the prior year.
The increase in event-related direct operating expenses at The Garden was due to a change in mix of events offset by fewer events held at the venue during the current year as compared to the prior year.
The decrease in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily driven by lower costs due to operational efficiencies, a decrease in deferred production cost amortization, fewer scheduled performances during the current year as compared to the prior year, as well as a decrease in marketing expenses.
The decrease in event-related direct operating expenses at the Beacon Theatre was primarily due to fewer events and a change in the mix of events held at the venue during the current year as compared to the prior year.
The decrease in direct operating expenses associated with the New York Spectacular was due to lower write-off of the deferred production costs during fiscal year 2017 as compared to the prior year offset by an increase in the direct operating expenses associated with the presentation of the show.
During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs associated with the New York Spectacular due to the creative decision to not include, in the summer of 2016 performances, certain scenes from the previous show. Due to recent assessments of the show’s creative direction, timing and scale, the Company wrote off the remaining balance of deferred production costs related to the New York Spectacular in the amount of $33,629 during the fourth quarter of fiscal year 2017.
The increase in direct operating expenses associated with the presentation of the New York Spectacular was primarily due to additional scheduled performances in the current year as compared to the prior year. This was a result of the Company’s decision to shift the timing of the production with the production beginning mid-June 2016 resulting in 56 scheduled performances during fiscal year 2017 versus the prior year production, which began mid-March 2015 with 21 scheduled performances during fiscal year 2016. The Company announced in February 2017 that it was suspending the planned 2017 presentation of the New York Spectacular.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2017 increased $24,292, or 25%, to $120,496 as compared to the prior year mainly due to (i) inclusion of TAO Group selling, general and administrative costs, (ii) an increase in corporate general and administrative costs, (iii) higher professional fees and (iv) an increase in employee compensation and related benefits.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2017 increased $1,455, or 15%, to $11,339 as compared to the prior year primarily due to depreciation and amortization expenses for TAO Group’s property and equipment before the purchase accounting adjustments.
Operating loss
Operating loss improved by $28,643, or 89%, to a loss of $3,692 as compared to the prior year primarily due to higher revenues, partially offset by increases in direct operating expenses, selling, general and administrative expenses and depreciation and amortization expenses, as discussed above.
Adjusted operating income
Adjusted operating income improved by $36,551 to $21,970 as compared to the prior year primarily due to higher revenues, partially offset by increases in direct operating expenses and selling, general and administrative expenses, as discussed above. The increase in adjusted operating income excludes increases in share-based compensation expense and depreciation and amortization expenses for the year ended June 30, 2017 as compared to the prior year.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Years Ended June 30,		Change
	2017	2016	Amount	Percentage
Revenues	$811,984	$699,062	$112,922	16%
Direct operating expenses	473,590	396,220	77,370	20%
Selling, general and administrative expenses	209,941	182,131	27,810	15%
Depreciation and amortization	9,319	10,957	(1,638)	(15)%
Operating income	$119,134	$109,754	$9,380	9%
Reconciliation to adjusted operating income:
Share-based compensation	14,548	10,316
Depreciation and amortization	9,319	10,957
Adjusted operating income	$143,001	$131,027	$11,974	9%
Revenues
Revenues for the year ended June 30, 2017 increased $112,922, or 16%, to $811,984 as compared to the prior year. The net increase is attributable to the following:

Increase in revenues from league distributions	$66,210
Increase in professional sports teams’ playoff related revenues	20,694
Increase in professional sports teams’ pre/regular season ticket-related revenue	8,399
Increase in professional sports teams’ sponsorship and signage revenues and ad sales commission	6,068
Increase in event-related revenues from other live sporting events	5,552
Increase in local media rights fees from MSG Networks	4,341
Increase in suite rental fee revenue	1,056
Other net increases	602
$112,922
The increase in revenues from league distributions primarily reflects the impact from the NBA’s new national media rights agreements, which began with the 2016-17 NBA regular season and an NHL expansion fee received from the league. The NHL expansion fee of approximately $15,500 is a non-recurring distribution related to the NHL’s addition of a 31st team to be located in Las Vegas, Nevada. In addition, the Company recorded approximately $15,000 of non-recurring distributions from the NHL and NBA.
The increase in professional sports teams’ playoff related revenues was primarily due to the Rangers playing six home playoff games as the team advanced to the second round of the playoffs in the current year versus playing two home playoff games in the prior year.
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to higher average per-game revenue, which reflects higher average ticket prices and the changes made to ticketing polices, resulting in fewer full season tickets sold and more sales of individual and group tickets, as well as partial season plans.
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to increased sales of existing sponsorship and signage inventory.
The increase in event-related revenues from other live sporting events was primarily due to a change in the mix of events during the current year as compared to the prior year.
The increase in local media rights fees from MSG Networks was due to contractual rate increases.
The increase in suite rental fee revenue was primarily due to contractual rate increases partially offset by other net decreases.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2017 increased $77,370, or 20%, to $473,590 as compared to the prior year. The net increase is attributable to the following:

Increase in team personnel compensation	$31,709
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	16,699
Increase in net provisions for certain team personnel transactions	14,495
Increase in professional sports teams’ playoff related expenses	9,363
Increase in event-related expenses associated with other live sporting events	1,967
Increase in other team operating expenses	1,269
Increase in venue operating costs	1,107
Other net increases	761
$77,370
The increase in team personnel compensation was primarily due to higher overall player salaries during the current year, mainly a result of the impact of roster changes at the Company’s sports teams. In connection with the NBA’s new national media rights agreements, the NBA’s player salary cap for the 2016-17 regular season increased significantly, as compared to the salary cap for the 2015-16 regular season.
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax and for certain team personnel transactions were as follows:

	Years Ended June 30,		Increase
	2017	2016
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$59,040	$42,341	$16,699
Net provisions for certain team personnel transactions	21,979	7,484	14,495
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher net provisions for both NBA and NHL revenue sharing expense of $14,657 and lower NBA luxury tax credit of $2,042. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing expense for the 2016-17 season and lower estimated net player escrow recoveries. The actual amounts for the 2016-17 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors. The Knicks were not a luxury tax payer for neither the 2016-17 season or the 2015-16 season. We received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams for the 2015-16 season. The luxury tax receipt we expect to receive for the 2016-17 season is lower than the receipt for the 2015-16 season.
Team personnel transactions for the year ended June 30, 2017 reflect provisions recorded for waivers/contract terminations and player trades of $13,979 and $8,000, respectively. Team personnel transactions for the year ended June 30, 2016 reflect provisions recorded for waivers/contract terminations.
The increase in professional sports teams’ playoff related expenses was primarily due to the Rangers playing six home playoff games as the team advanced to the second round of the playoffs in the current year versus playing two home playoff games in the prior year.
The increase in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events during the current year as compared to the prior year.
The increase in other team operating expenses was primarily due to higher team travel expenses, day-of-event costs and other net team operating expense increases partially offset by a decrease in league assessments.
The increase in venue operating costs was primarily due to higher operating costs at The Garden driven by an increase in labor-related costs slightly offset by decreases in operating costs at other venues.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2017 increased $27,810, or 15%, to $209,941 as compared to the prior year primarily due to higher employee compensation and related benefits, driven by severance-related costs attributable to a separation agreement with a team executive, slightly offset by other net decreases.

Operating income
Operating income for the year ended June 30, 2017 increased $9,380, or 9%, to $119,134 as compared to the prior year primarily due to higher revenues partially offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the year ended June 30, 2017 increased $11,974, or 9%, to $143,001, as compared to the prior year primarily due to higher revenues partially offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above. The increase in adjusted operating income excludes the increase in share-based compensation expense and decrease in depreciation and amortization expenses for the year ended June 30, 2017 as compared to the prior year.

Comparison of the Year Ended June 30, 2016 versus the Year Ended June 30, 2015
Consolidated and Combined Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2016	2015	Amount	Percentage
Revenues	$1,115,311	$1,071,551	$43,760	4%

Direct operating expenses	737,857	724,881	12,976	2%
Selling, general and administrative expenses	333,603	238,318	95,285	40%
Depreciation and amortization	102,482	108,758	(6,276)	(6)%
Operating loss	(58,631)	(406)	(58,225)	NM
Other income (expense):
Loss in equity method investments	(19,099)	(40,590)	21,491	53%
Interest income, net	4,754	558	4,196	NM
Miscellaneous income (expense)	(4,017)	190	(4,207)	NM
Loss from operations before income taxes	(76,993)	(40,248)	(36,745)	(91)%
Income tax expense	(297)	(436)	139	32%
Net loss	$(77,290)	$(40,684)	$(36,606)	(90)%

NM — Percentage is not meaningful
The following is a summary of changes in segments’ operating results for the year ended June 30, 2016 as compared to the prior year.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$1,229	$34,264	$26,989	$(437)	$(59,587)
MSG Sports segment (a)	42,379	(21,288)	37,361	(8,132)	34,438
Corporate and Other	152	—	30,935	2,293	(33,076)
	$43,760	$12,976	$95,285	$(6,276)	$(58,225)

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.
Selling, general and administrative expenses
The increase in Corporate and Other reflects (i) higher employee compensation and related benefits, (ii) the New York state franchise tax, a result of new state corporate tax legislation, (iii) an increase in corporate general and administrative costs, and (iv) higher professional fees primarily associated with the Company’s business development initiatives. Higher employee compensation and related benefits reflect approximately $6,900 of reorganization costs which primarily consist of severance and related benefits. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in fiscal year 2016 and the absence of certain corporate general and administrative costs in the prior year, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year.
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
Operating loss - Corporate and Other
Operating loss in Corporate and Other increased $33,076, or 32%, to $136,050. The increase was primarily due higher selling, general and administrative expenses in Corporate and Other as discussed above.
Loss in equity method investments
Loss in equity method investments for the year ended June 30, 2016 improved by $21,491, or 53%, to a loss of $19,099 as compared to the prior year. On May 5, 2016, one of the Company’s equity method nonconsolidated affiliates announced that it would close its Broadway production of Finding Neverland on August 21, 2016. As a result, the Company recorded a non-cash impairment charge of $7,270 to write off the carrying value of the Company’s investment in the show during the fourth quarter of fiscal year 2016. During the second quarter of fiscal year 2015, the Company recorded a pre-tax, non-cash impairment charge of $23,600 to write off the carrying value of the Company’s equity investment in BBLV.
Miscellaneous income (expense)
Miscellaneous expense in fiscal year 2016 reflects a pre-tax, non-cash impairment charge of $4,080 to partially write down the carrying value of one of the Company’s several cost method investments (see Note 5 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K).
Income taxes
Income tax expense for the year ended June 30, 2016 was $297 and income tax expense for the year ended June 30, 2015 was $436.
The effective tax rate for the year ended June 30, 2016 of negative 0.4% is different when compared to the statutory federal rate of 35% primarily due to the Company not being able to record a tax benefit related to the deferred tax assets established on the operating losses incurred in fiscal year 2016. Due to a lack of history of achieving operating income from operations, we provided a full valuation allowance against our deferred tax assets.
The $297 of income tax expense related to an increase in the deferred tax liability generated by the amortization of indefinite-lived intangible assets. Due to the indefinite nature of these assets, the deferred tax liability they generate could not serve as a source of taxable income to support the realization of deferred tax assets.
The effective tax rate for the year ended June 30, 2015 of negative 1.1% is different when compared to the statutory federal rate of 35% primarily due to the Company not being able to record a tax benefit related to the deferred tax assets established on the operating losses during that year. Due to a lack of history of achieving operating income from operations, we provided a full valuation allowance against our deferred tax assets. The income tax expense related to an increase in the deferred tax liability on the amortization of indefinite-lived assets that could not be offset by deferred tax assets since its reversal was considered indefinite in nature.
Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income:

	Years Ended June 30,		Change
	2016	2015	Amount	Percentage
Operating loss	$(58,631)	$(406)	$(58,225)	NM
Share-based compensation (a)	24,476	10,306
Depreciation and amortization	102,482	108,758
Adjusted operating income	$68,327	$118,658	$(50,331)	(42)%

NM — Percentage is not meaningful

(a)
The increase in share-based compensation as compared to prior year, primarily reflects changes the Company made during fiscal year 2016 to its long-term incentive plans. These changes resulted in a shift in the performance-based component of the Company’s long-term incentive awards from cash to performance-based restricted stock units.

Adjusted operating income for the year ended June 30, 2016 decreased $50,331, or 42%, to $68,327 as compared to the prior year. The net decrease is attributable to the following:

Decrease in adjusted operating income of the MSG Entertainment segment	$(55,770)
Increase in adjusted operating income of the MSG Sports segment	33,021
Other net decreases	(27,582)
$(50,331)
Other net decreases reflect (i) higher employee compensation and related benefits costs in fiscal year 2016, (ii) the New York state franchise tax, a result of new state corporate tax legislation, (iii) an increase in corporate general and administrative costs, and (iv) higher professional fees primarily associated with the Company’s business development initiatives. Higher employee compensation and related benefits reflect approximately $6,900 of reorganization costs which primarily consist of severance and related benefits. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in fiscal year 2016 and the absence of certain costs in the prior year, based on accounting requirements for the preparation of carve-out financial statements. As such, certain costs reported in the combined statement of operations for the prior year do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s MSG Entertainment segment.

	Years Ended June 30,		Change
	2016	2015	Amount	Percentage
Revenues	$415,390	$414,161	$1,229	NM
Direct operating expenses	341,637	307,373	34,264	11%
Selling, general and administrative expenses	96,204	69,215	26,989	39%
Depreciation and amortization	9,884	10,321	(437)	(4)%
Operating income (loss)	$(32,335)	$27,252	$(59,587)	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	7,870	3,616
Depreciation and amortization	9,884	10,321
Adjusted operating income (loss)	$(14,581)	$41,189	$(55,770)	NM

NM — Percentage is not meaningful
Revenues
Revenues for the year ended June 30, 2016 increased $1,229, less than 1%, to $415,390 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$20,707
Increase in venue-related sponsorship and signage and suite rental fee revenues	6,052
Increase in event-related revenues at the Beacon Theatre	4,823
Net increase in event-related revenues at the other venues not discussed above	5,905
Decrease in revenues from the presentation of New York Spectacular	(22,589)
Decrease in revenues from the presentation of the Christmas Spectacular franchise	(12,955)
Other net decreases	(714)
$1,229
The increase in event-related revenues at The Garden was due to a change in the mix of events and additional events held at the venue during fiscal year 2016 as compared to the prior year.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to an increase in venue-related sponsorship and signage revenue, a result of new sponsorship inventory that was not available during fiscal year 2015, as well as increased sales of existing inventory, and higher suite rental fee revenue from The Garden.
The increase in event-related revenues at the Beacon Theatre was primarily due to additional events as well as a change in the mix of events held at the venue during fiscal year 2016 as compared to the prior year.
The net increase in event-related revenues at the other venues was primarily due to higher revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, The Chicago Theatre, The Theater at Madison Square Garden and the Wang Theatre driven by changes in the number and mix of events held at those venues during fiscal year 2016 as compared to the prior year. This increase was partially offset by lower revenues at the Forum primarily as a result of a change in the mix of events held at the venue during fiscal year 2016 as compared to the prior year.
The decrease in revenues from the presentation of the New York Spectacular was primarily due to fewer scheduled performances in fiscal year 2016 as compared to the prior year. This was primarily due to the Company’s decision to shift the timing of the show’s run from the spring to the summer, which resulted in this year’s production beginning on June 15, 2016 versus the prior year’s production, which began on March 12, 2015. In addition, lower per-show revenue in fiscal year 2016 as compared to the prior year, also contributed to the decrease in revenues, primarily as a result of lower average attendance.

The decrease in revenues from the presentation of the Christmas Spectacular franchise was primarily due to the absence in fiscal year 2016 of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which generated revenues of approximately $14,100 in the prior year. In addition, the decrease in revenues was due to the absence in fiscal year 2016 of a $3,600 insurance recovery recorded in the prior year related to lost revenues due to Superstorm Sandy. The decrease was partially offset by an increase in revenues from the Radio City Music Hall production of the show primarily due to higher ticket-related revenue, mainly as a result of higher paid attendance and higher average ticket prices during fiscal year 2016 as compared to the prior year. During the 2015 holiday season more than one million tickets were sold to the Radio City Music Hall production, which represents a low single digit percentage increase over the 2014 holiday season.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2016 increased $34,264, or 11%, to $341,637 as compared to the prior year. The net increase is attributable to the following:

Increase in direct operating expenses due to write-off of deferred production costs associated with the production of the the New York Spectacular	$41,816
Increase in event-related direct operating expenses at The Garden	15,105
Increase in venue operating costs	2,105
Increase in event-related direct operating expenses at the Beacon Theatre	1,499
Net increase in event-related direct operating expenses at the other venues not discussed above	1,763
Decrease in direct operating expenses associated with the presentation of the New York Spectacular	(20,386)
Decrease in direct operating expenses associated with the presentation of the Christmas Spectacular franchise	(6,836)
Other net decreases	(802)
$34,264
During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs due to the creative decision to not include certain prior scenes in the production of the New York Spectacular. As of June 30, 2016, the Company had approximately $37,000 of remaining deferred production costs associated with this production.
The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events and additional events held at the venue during fiscal year 2016 as compared to the prior year.
The increase in venue operating costs was primarily due to higher labor-related costs at our venues in fiscal year 2016 as compared to the prior year.
The increase in event-related direct operating expenses at the Beacon Theatre was primarily due to additional events held at the venue during fiscal year 2016 as compared to the prior year.
The net increase in event-related direct operating expenses at the other venues was primarily due to higher direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, The Chicago Theatre and, to a lesser extent, the Wang Theatre driven by changes in the number and mix of events held at those venues during fiscal year 2016 as compared to the prior year. This increase was partially offset by lower direct operating expenses at the Forum and, to a lesser extent, The Theater at Madison Square Garden primarily as a result of a change in the mix of events held at those venues during fiscal year 2016 as compared to the prior year.
The decrease in direct operating expenses associated with the presentation of the New York Spectacular was driven by fewer scheduled performances in fiscal year 2016 as compared to the prior year. This was primarily due to the Company’s decision to shift the timing of the show’s run from the spring to the summer, which resulted in fiscal year 2016’s production beginning on June 15, 2016 versus the prior year’s production, which began on March 12, 2015.
The decrease in direct operating expenses associated with the presentation of the Christmas Spectacular franchise was primarily due to the absence in fiscal year 2016 of the theatrical productions presented outside of New York, which the Company decided to end after the 2014 holiday season, and which incurred direct operating expenses of approximately $9,600 in the prior year. This decrease was partially offset by higher expenses related to the Radio City Music Hall production of the show in fiscal year 2016 as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2016 increased $26,989, or 39%, to $96,204 as compared to the prior year mainly due to an increase in corporate general and administrative costs and higher employee compensation and related benefits. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in fiscal year 2016 and the absence of certain corporate general and administrative costs in the prior year, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year.
Operating income (loss)
Operating income for the year ended June 30, 2016 decreased $59,587 to operating loss of $32,335 as compared to the prior year primarily due to higher direct operating expenses and higher selling, general and administrative expenses slightly offset by an increase in revenues.
Adjusted operating income (loss)
Adjusted operating income for the year ended June 30, 2016 decreased $55,770 to an adjusted operating loss of $14,581 as compared to the prior year primarily due to higher direct operating expenses and an increase in selling, general and administrative expenses, as discussed above. The decrease in adjusted operating income excludes an increase in share-based compensation expense for the year ended June 30, 2016 as compared to the prior year.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Years Ended June 30,		Change
	2016	2015	Amount	Percentage
Revenues	$699,062	$656,683	$42,379	6%
Direct operating expenses	396,220	417,508	(21,288)	(5)%
Selling, general and administrative expenses	182,131	144,770	37,361	26%
Depreciation and amortization	10,957	19,089	(8,132)	(43)%
Operating income	$109,754	$75,316	$34,438	46%
Reconciliation to adjusted operating income:
Share-based compensation	10,316	3,601
Depreciation and amortization	10,957	19,089
Adjusted operating income	$131,027	$98,006	$33,021	34%
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
The increase in event-related revenues from other live sporting events was primarily due to additional events during fiscal year 2016 as compared to the prior year partially offset by a change in the mix of events. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
The decrease in professional sports teams’ playoff related revenues was primarily due to the Rangers playing nine fewer home playoff games during fiscal year 2016 as compared to the prior year in which the team advanced to the Eastern Conference Finals. This was partially offset by higher average per-game revenue in the first round of the playoffs during fiscal year 2016 versus the comparable round in the prior year as well as the impact of the Liberty playing four home playoff games during fiscal year 2016 versus not making the playoffs in the prior year.
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
$(21,288)
The decrease in professional sports teams’ playoff related expenses was primarily due to the Rangers playing nine fewer home playoff games during fiscal year 2016 as compared to the prior year in which the team advanced to the Eastern Conference Finals. This was partially offset by higher per-game playoff related expenses in the first round of the playoffs during fiscal year 2016 versus the comparable round in the prior year as well as the impact of the Liberty playing four home playoff games during fiscal year 2016 versus not making the playoffs in the prior year.
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
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax (excluding the impact of team personnel transactions) reflects higher net provisions for both NBA and NHL revenue sharing expense of $8,754 partially offset by a lower NBA luxury tax of $3,688. Higher NBA and NHL revenue sharing expense reflects higher estimated NBA and NHL revenue sharing expense for the 2015-16 season, as well as lower estimated net player escrow recoveries. The actual amounts for the 2015-16 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors. The decrease in net provisions for NBA luxury tax is based on the Knicks roster which at the end of the 2015-16 season did not result in a luxury tax, and we expect to receive luxury tax proceeds from tax-paying teams for the 2015-16 season as compared to the prior year when the Knicks were a luxury tax payer for the 2014-15 season.
The decrease in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events partially offset by additional events during fiscal year 2016 as compared to the prior year.
The increase in team personnel compensation was primarily due to higher overall player salaries during fiscal year 2016 as a result of a portion of team personnel compensation in the prior year being recognized as net provisions for certain team personnel transactions. This includes expenses related to season-ending player injuries, waiver/contract terminations and player trades, as discussed above. This increase was offset by the impact of roster changes at the Company’s sports teams.

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
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2016 increased $37,361, or 26%, to $182,131 as compared to the prior year primarily due to (i) an increase in corporate general and administrative costs, (ii) higher employee compensation and related benefits, and (iii) costs associated with the new advertising sales representation agreement with MSG Networks, that became effective on September 28, 2015, slightly offset by lower marketing expenses. The increase in corporate general and administrative costs was primarily a result of the Company operating as a standalone public company in fiscal year 2016 and the absence of certain corporate general and administrative costs in the prior year, based on accounting requirements for the preparation of carve-out financial statements. As such, selling, general and administrative expenses reported in the combined statement of operations for the prior year do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations had it been a separate, standalone public company during the prior year.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2016 decreased $8,132, or 43%, to $10,957 as compared to the prior year primarily due to the absence of the accelerated depreciation associated with the professional sports teams’ plane, which was sold during the quarter ended June 30, 2015 as the Company’s teams transitioned to a new travel program.
Operating income
Operating income for the year ended June 30, 2016 increased $34,438, or 46%, to $109,754 as compared to the prior year primarily due to higher revenue, lower direct operating expenses and, to a lesser extent, lower depreciation and amortization expenses. The increase was partially offset by higher selling, general and administrative expenses.
Adjusted operating income
Adjusted operating income for the year ended June 30, 2016 increased $33,021, or 34%, to $131,027, as compared to the prior year primarily due to an increase in revenues and lower direct operating expenses partially offset by higher selling, general and administrative expenses, as discussed above. The increase in adjusted operating income excludes an increase in share-based compensation expense and a decrease in depreciation and amortization expenses for the year ended June 30, 2016 as compared to the prior year.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our $377,000 revolving credit facilities (see “Financing Agreements — Knicks Revolving Credit Facility,” “Financing Agreements — Knicks Unsecured Credit Facility,” “Financing Agreements — Rangers Revolving Credit Facility” and “Financing Agreements — TAO Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
The Company plans to continue to grow its live sports and entertainment business, both organically and through acquisition and development, including by expanding its portfolio of venues, and is exploring investing in, acquiring or developing opportunities that range from new content to adjacencies that strengthen the Company’s position in delivering premium live experiences. For example, in May 2016, the Company announced plans to build a new venue in Las Vegas which is anticipated to be 400,000 square feet and have 17,500 seats. In addition, the Company is pursuing venue development opportunities in other markets.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next 12 months, we believe we have sufficient liquidity, including in excess of $1,238,000 in unrestricted cash and cash equivalents as of June 30, 2017, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, pursue new business opportunities, including those discussed above, and repurchase shares of the Company’s Class A Common Stock.
To the extent the Company desires to access alternative sources of funding through the capital and credit markets, weak U.S. and global economic conditions could adversely impact our ability to do so at that time.
TAO Group’s principal uses of cash include working capital related items, investments in new venues and repayment of debt. TAO Group plans to continue to grow its business through the opening of new venues. TAO Group expects that new venues will primarily be managed venues which are less capital intensive than leased venues. TAO Group regularly monitors and assesses its ability to meet its funding and investment requirements. Over the next 12 months, the Company believes that TAO Group has sufficient liquidity from cash on hand, cash generated from operations and its revolving credit facility to fund its operations, service debt obligations and pursue new business opportunities.
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of June 30, 2017, the Company had $271,322 of availability remaining under its stock repurchase authorization.
Financing Agreements
Knicks Revolving Credit Facility
On September 30, 2016, Knicks LLC, our wholly owned subsidiary, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years to fund working capital needs and for general corporate purposes. Amounts borrowed may be distributed to the Company except during an event of default.
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2017, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of June 30, 2017.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a one-year term. This facility was undrawn as of June 30, 2017 and is expected to be renewed prior to expiration. Amounts borrowed may be distributed to the Company except during an event of default.
Rangers Revolving Credit Facility
On January 25, 2017, Rangers LLC, a wholly owned subsidiary of the Company, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $150,000 with a term of five years to fund working capital needs and for general corporate purposes. Amounts borrowed may be distributed to the Company except during an event of default.
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2017, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of June 30, 2017.
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
TAO Credit Facilities
On January 31, 2017, TAO Group Intermediate Holdings LLC (“TAOIH”), TAO Group Operating LLC (“TAOG”), and certain of its subsidiaries entered into a credit and guaranty agreement with a syndicate of lenders providing for a senior secured term loan facility of $110,000 with a term of five years (the “TAO Term Loan Facility”) to fund, in part, the acquisition of TAO Group and a senior secured revolving credit facility of up to $12,000 with a term of five years (the “TAO Revolving Credit Facility,” and together with the TAO Term Loan Facility, the “TAO Credit Facilities”) for working capital and general corporate purposes of

TAOG. The TAO Credit Facilities were obtained without recourse to MSG or any of its affiliates (other than TAOIH and its subsidiaries).
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. As of March 26, 2017, the most recent date for which compliance certificates were required to be delivered, TAOIH was in compliance with the financial covenants of the TAO Credit Facilities and the TAO Revolving Credit Facility was undrawn.
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
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Credit Facilities at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) with premiums due in respect of prepayments of the TAO Term Loan Facility or permanent reduction under the TAO Revolving Credit Facility, in each case, starting at 5.0% initially and stepping down to 0% after three years. Beginning March 31, 2018, TAOG is required to make scheduled amortization payments under the TAO Term Loan Facility in consecutive quarterly installments equal to $687.5 per quarter initially, stepping up over time to $4,125 per quarter by March 31, 2021 and through the final maturity date of the TAO Term Loan Facility with the final balance payable on such maturity date. TAOG is also required to make mandatory prepayments under the TAO Credit Facilities in certain circumstances, including, without limitation, 75% of excess cash flow, with a step-down to 50% when the total net leverage ratio is less than 2.00:1.00.
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
Long-term debt maturities over the next five years for the TAO Term Loan Facility are:

Fiscal year ending June 30, 2018	$—
Fiscal year ending June 30, 2019	2,750
Fiscal year ending June 30, 2020	2,750
Fiscal year ending June 30, 2021	11,000
Fiscal year ending June 30, 2022	93,500
Thereafter	—
Revolving Credit Facilities Provided to Nonconsolidated Affiliates
In connection with the Company’s investment in AMSGE, the Company provides a $100,000 revolving credit facility to this entity, of which $97,500 had been drawn as of June 30, 2017.
In connection with the Company’s investment in Tribeca Enterprises, the Company provided a $14,000 revolving credit facility to this entity, of which $13,500 was outstanding as of June 30, 2017 excluding $870 of PIK interest. PIK interest owed does not reduce availability under the revolving credit facility. In August 2017, the revolving credit facility was amended to increase the borrowing capacity to $17,500, with a $14,500 loan outstanding excluding PIK interest of $877.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with banks to issue letters of credit in support of the Company’s business operations. The Company either pays direct fees for the letters of credit or such fees are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of June 30, 2017, the Company had a letter of credit outstanding for $2,610 pursuant to which fees were credited against a note investment. As of March 26, 2017, TAOG had two letters of credit outstanding for $750 for which $250 cash collateral was posted and fees owed were included and paid as part of normal course bank fees. Subsequently, on May 25, 2017, these letters of credit supporting TAOG were canceled and three letters of credit totaling $1,500 were issued by a different bank pursuant to which fees were credited against TAOG’s investments in notes.
Cash Flow Discussion
As of June 30, 2017, cash and cash equivalents totaled $1,238,114, as compared to $1,444,317 as of June 30, 2016. The following table summarizes the Company’s cash flow activities for the years ended June 30, 2017, 2016 and 2015:

	Years Ended June 30,
	2017	2016	2015
Net cash provided by operating activities	$216,623	$125,785	$69,352
Net cash used in investing activities	(264,301)	(115,690)	(102,656)
Net cash provided by (used in) financing activities	(158,525)	1,420,011	41,372
Net increase (decrease) in cash and cash equivalents	$(206,203)	$1,430,106	$8,068
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2017 improved by $90,838 to $216,623 as compared to the prior year primarily due to an increase in other assets and liabilities and other non-cash items. The increase in net cash provided by operating activities resulting from changes in assets and liabilities was primarily due to (i) an increase in deferred revenue primarily due to timing, (ii) a decrease in deferred production costs primarily driven by lower spending and higher amortization of deferred production costs during the year ended June 30, 2017 as compared to the prior year, (iii) luxury tax receipts during the current year (for 2015-16 season) as compared to luxury tax payments in the prior year (for 2014-15 season) offset by an increase in a receivable related to non-recurring distributions from the NHL. The increase in operating cash flows from other non-cash items was primarily due to (i) higher share-based compensation expense during the current year as compared to the prior year, (ii) an increase in loss in equity method investments primarily due to a pre-tax, non-cash impairment charge to write off the carrying value of the Company’s equity investment in Fuse Media during the current year, and (iii) amortization of inventory step-up in connection with the TAO Group acquisition. These increases were partially offset by a higher non-cash write-off of deferred production costs associated with the New York Spectacular in the prior year as compared to the current year and a benefit from deferred income taxes in the current year.
Net cash provided by operating activities for the year ended June 30, 2016 improved by $56,433 to $125,785 as compared to the prior year largely driven by changes in assets and liabilities, an increase in other non-cash items partially offset by an increase in the current year period net loss. The increase in net cash provided by operating activities resulting from changes in assets and liabilities was primarily due to (i) lower NBA luxury tax payments in the current year period as compared to the prior year, (ii) an increase in payables associated with the new advertising sales representation agreement with MSG Networks, that became effective on September 28, 2015, (iii) a decrease in deferred production costs primarily driven by lower spending during the year ended June 30, 2016 as compared to the prior year partially offset by lower amortization of deferred production costs, as well as (iv) the timing of playoff related NHL revenue sharing and other NHL playoff related expenses partially offset by a decrease in deferred revenue primarily due to timing. The increase in operating cash flows from other non-cash items include (i) a non-cash write-off of deferred production costs associated with the New York Spectacular recorded during fiscal year 2016, (ii) an increase in share-based compensation expense and (iii) a pre-tax non-cash impairment charge to partially write down the carrying value of one of the Company’s cost method investments during the current year partially offset by (i) a decrease in loss in equity method investments as compared to the prior year, as well as (ii) a decrease in depreciation expense primarily due to the absence of accelerated depreciation associated with the Company’s professional sports teams’ plane in the current year.
Investing Activities
Net cash used in investing activities for the year ended June 30, 2017 increased by $148,611 to $264,301 as compared to the prior year largely driven by the acquisition of a controlling interest in TAO Group and, to a lesser extent, the acquisition of available-

for sale securities and a controlling interest in BCE during the current year. These increases were partially offset by (i) lower capital expenditures primarily due to the purchase of a new aircraft during the prior year, (ii) a net decrease in outstanding loans to nonconsolidated affiliates under the revolving credit facilities, (iii) payments to acquire notes receivable during the prior year, (iv) cash received upon the maturity of a note receivable during the current year and (v) a decrease in the Company’s acquisition of its interest in cost method investments as compared to the prior year.
Net cash used in investing activities for the year ended June 30, 2016 increased by $13,034 to $115,690 as compared to the prior year largely driven by (i) higher capital expenditures primarily due to the purchase of a new aircraft during the current year partially offset by lower capital expenditures on certain investments with respect to the Company’s venues as compared to the prior year and (ii) payments to acquire notes receivable during the current year.
Financing Activities
Net cash used in financing activities for the year ended June 30, 2017 was $158,525 as compared to net cash provided by financing activities in the prior year of $1,420,011. This change is mainly due to net transfers during the prior year from Former Parent which were primarily comprised of a $1,467,093 cash contribution and, to a lesser extent, an increase in repurchases of shares of the Company’s Class A Common Stock during the current year.
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
Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2017 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$391,792	$153,860	$208,306	$22,692	$6,934
Operating lease obligations (b)	356,995	47,545	89,946	85,008	134,496
Letters of credit (c)	3,360	3,360	—	—	—
	752,147	204,765	298,252	107,700	141,430
Contractual obligations reflected on the balance sheet (d)	94,503	65,558	8,013	7,955	12,977
Total (e)	$846,650	$270,323	$306,265	$115,655	$154,407
___________________________________

(a)
Contractual obligations not reflected on the balance sheet consist principally of the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.

(b)
Operating lease obligations primarily represent future minimum rental payments on various long-term, noncancelable leases for the Company’s venues, including the newly acquired TAO Group venues, and corporate offices.

(c)	Consist of letters of credit obtained by the Company as collateral, primarily for lease agreements.

(d)	Consist primarily of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment.

(e)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 11 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.

See “Financing Agreements — Revolving Credit Facilities Provided to Nonconsolidated Affiliates” above for discussion of the revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises.
In connection with the TAO acquisition, the Company has accrued contingent consideration as part of the purchase price. See Note 9 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details of the amount reflected on the balance sheet as of June 30, 2017. In addition, see Note 10 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further details of the principal repayments required under the TAO Term Loan Facility.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year. In addition, while it does not have a material impact on seasonality of our business, the first and third calendar quarters are seasonally lighter quarters for TAO Group as compared to its second and fourth calendar quarters. As the Company consolidates TAO Group results of operations on a three-month lag basis, the seasonally lighter quarters for TAO will be reflected in the second and fourth quarters of the Company’s fiscal year.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The preparation of the Company’s consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the consolidated and combined financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 53% of the Company’s consolidated total assets as of June 30, 2017 and consist of the following:

Goodwill	$380,087
Indefinite-lived intangible assets	166,850
Amortizable intangible assets, net of accumulated amortization	256,975
Property and equipment, net	1,159,271
$1,963,183
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. The Company has two operating and reportable segments, MSG Sports and MSG Entertainment, consistent with the way management makes decisions and allocates resources to the business. At the time the annual impairment test of goodwill was performed, the Company’s two reporting units for evaluating goodwill impairment were the same as its operating and reportable segments.
As of June 30, 2017, the Company had three reporting units across its two operating segments as a result of the TAO Group acquisition. TAO Group, which was acquired after the annual goodwill impairment test for fiscal year 2017, represents a separate reporting unit within the MSG Entertainment segment for goodwill impairment testing. The Company’s three reporting units are MSG Sports, MSG Entertainment and TAO.
The goodwill balance reported on the Company’s consolidated balance sheet as of June 30, 2017 by reportable segment is as follows:

MSG Entertainment	$161,900
MSG Sports	218,187
$380,087
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
For all periods presented, the Company elected to perform the qualitative assessment of impairment for the MSG Sports reporting unit. These assessments considered factors such as:

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

The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2017, and there was no impairment of goodwill identified for either of its reporting units. Based on these impairment tests, the Company’s MSG Sports and MSG Entertainment reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of a reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
The goodwill balance reported on the Company’s consolidated balance sheet as of June 30, 2017, as compared to June 30, 2016, increased by $102,921. The increase was reflected in the carrying amount of goodwill in the MSG Entertainment segment and was due to the purchase price allocations for the BCE and TAO Group acquisitions during the first and third quarters of fiscal year 2017, respectively. See Note 3 and Note 6 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of goodwill recognized in connection with these acquisitions.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2017 by reportable segment:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2017, and there was no impairment identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
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
The estimated useful lives and net carrying values of the Company’s intangible assets subject to amortization as of June 30, 2017 are as follows:

	Estimated Useful Lives	Net Carrying Value
Trade names	10 to 25 years	$97,527
Venue management contracts	12 to 25 years	78,239
Favorable lease assets	1.5 to 16 years	53,441
Season ticket holder relationships	15 years	9,161
Festival rights	5 to 15 years	8,341
Other intangibles	5.75 to 15 years	10,266
		$256,975
The Company has recognized intangible assets for trade names, venue management contracts, favorable lease assets, season ticket holder relationships, festival rights and other intangibles as a result of purchase accounting. The Company has determined that these intangible assets have finite lives.
The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. The useful lives for season ticket holder relationships were determined based upon an estimate for renewals of existing agreements the Company had in place in April 2005 (the time that purchase accounting was applied) as the Company has been successful in maintaining its relationships with its season ticket holders in the past and believes it will be able to renew a significant portion of its season ticket relationships and maintain those relationships in the future. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a material negative effect on our business. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.
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
See Note 9 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information regarding the fair value of the Company’s contingent consideration liabilities related to the acquisition of TAO Group.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost which are based on actuarial assumptions. Key assumptions, the discount rates and the expected long-term rate of return on plan assets, are important elements of the plans’ expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. Our assumptions reflect our historical experience and our best estimate regarding future expectations.

Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select a rate at which we believe each plan’s benefits could be effectively settled. Effective July 1, 2016, the Company changed the approach used to measure service and interest cost components of net periodic benefit costs for Pension Plans and Postretirement Plan (as defined in Note 11 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K). Previously, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plans’ obligations. Beginning fiscal year 2017, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). The Company believes the Spot Rate Approach provides a more accurate measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of the plans’ obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. This change in estimate reduced the Company’ s pension and postretirement net periodic cost by approximately $1,200 for the year ended June 30, 2017 relative to the pension expense, had the Company not changed the approach.
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2017 for the Company’s Pension Plans and Postretirement Plan were 3.81% and 3.54%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2017 by $5,850 and $140, respectively. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 3.74%, 2.99% and 3.61%, respectively, for the year ended June 30, 2017 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 3.53%, 2.72% and 3.27%, respectively, for the year ended June 30, 2017 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $80 and decrease net periodic benefit cost for Postretirement Plan by $6 for the year ended June 30, 2017.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plans was 3.38% for the year ended June 30, 2017.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $287 for the year ended June 30, 2017.
Another important assumption for our Postretirement Plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.
Assumptions for healthcare cost trend rates used to determine the net periodic benefit cost and benefit obligation for our Postretirement Plan as of and for the year ended June 30, 2017 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2027

A one percentage point change in assumed healthcare cost trend rates would have the following effects on the net periodic postretirement benefit cost and benefit obligation for our postretirement plan as of and for the year ended June 30, 2017:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$34	$578
One percentage point decrease	(30)	(155)
GAAP includes mechanisms that serve to limit the volatility in the Company’s earnings that otherwise would result from recording changes in the value of plan assets and benefit obligations in our consolidated and combined financial statements in the periods in which those changes occur. For example, while the expected long-term rate of return on the plans’ assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time.
See Note 11 to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our pension plans and other postretirement benefit plan.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For sensitivity analysis and other information regarding market risks we face in connection with our Pension Plans and Postretirement Plan, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” which information is incorporated by reference herein.
Borrowings under our Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility and Rangers Revolving Credit Facility, collectively, the “MSG Credit Facilities,” would incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on our MSG Credit Facilities. We currently have no interest rate risk exposure with our MSG Credit Facilities as we have no debt outstanding under our MSG Credit Facilities.
Borrowings under the TAO Credit Facilities incur interest, depending on TAOG’s election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, an additional spread which is dependent upon the net total leverage ratio at the time. Accordingly, TAO Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of March 26, 2017 and continuing for a full year would increase interest expense of the TAO Term Loan Facility amount outstanding by $1,100. If appropriate, the TAO entities may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on the TAO Credit Facilities.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017 the Company’s disclosure controls and procedures were effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting the Company’s assessment of the effectiveness of its internal control over financial reporting, management excluded the operations of TAO Group, which was acquired by the Company during the third quarter of fiscal year 2017. TAO Group represented $435.2 million of the consolidated total assets as of June 30, 2017 (including $325.8 million of related goodwill and intangibles which were included within the scope of the assessment) and $34.3 million of the consolidated total revenues for the year ended June 30, 2017. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.
The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2017 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

		Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
	Schedule supporting consolidated and combined financial statements:
	Schedule II — Valuation and Qualifying Accounts	74
	Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits begins on page	77

Item 16. Form 10-K Summary
The Company has elected not to provide summary information.

THE MADISON SQUARE GARDEN COMPANY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended June 30, 2017
Allowance for doubtful accounts	$(1,282)	$(111)	$—		$792		$(601)
Deferred tax valuation allowance	(190,602)	(30,697)	—		2,660	(a)	(218,639)
	$(191,884)	$(30,808)	$—		$3,452		$(219,240)

Year ended June 30, 2016
Allowance for doubtful accounts	$(467)	$(31)	$(914)	(b)	$130		$(1,282)
Deferred tax valuation allowance	(171,336)	(31,301)	—		12,035	(c)	(190,602)
	$(171,803)	$(31,332)	$(914)		$12,165		$(191,884)

Year ended June 30, 2015
Allowance for doubtful accounts	$(537)	$(58)	$—		$128		$(467)
Deferred tax valuation allowance	(182,378)	(16,260)	—		27,302	(d)	(171,336)
	$(182,915)	$(16,318)	$—		$27,430		$(171,803)
_____________________________

(a)	Net decrease in valuation allowance is primarily due to the effect in the accumulated other comprehensive income.

(b)	The increase was primarily due to a balance transfer made in connection with the Distribution.

(c)	Net decrease in valuation allowance represents $15,613 for pre-Distribution activity partially offset by $3,578 recorded to accumulated other comprehensive income.

(d)
Net decrease in valuation allowance represents $29,189 for the transfer of an equity interest in Fuse Media, LLC from MSG Networks to the Company that has a different basis for financial reporting and tax purposes, partially offset by $1,887 recorded to accumulated other comprehensive income.

SIGNATURE
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of August 2017.

The Madison Square Garden Company

By:	/s/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David O’Connor and Donna Coleman, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ DAVID O’CONNOR	President & Chief Executive Officer (Principal Executive Officer)	August 17, 2017
David O’Connor
/s/ DONNA COLEMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 17, 2017
Donna Coleman
/s/ JOSEPH F. YOSPE	Senior Vice President, Controller and Principal Accounting Officer	August 17, 2017
Joseph F. Yospe
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 17, 2017
James L. Dolan
/s/ FRANK J. BIONDI, JR.	Director	August 17, 2017
Frank J. Biondi, Jr.
/s/ CHARLES F. DOLAN	Director	August 17, 2017
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 17, 2017
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 17, 2017
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 17, 2017
Marianne Dolan Weber
/s/ THOMAS C. DOLAN	Director	August 17, 2017
Thomas C. Dolan
/s/ WILT HILDENBRAND	Director	August 17, 2017
Wilt Hildenbrand
/s/ RICHARD D. PARSONS	Director	August 17, 2017
Richard D. Parsons
/s/ NELSON PELTZ	Director	August 17, 2017
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 17, 2017
Alan D. Schwartz
/s/ SCOTT M. SPERLING	Director	August 17, 2017
Scott M. Sperling
/s/ BRIAN G. SWEENEY	Director	August 17, 2017
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 17, 2017
Vincent Tese

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
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
4.1
Transfer Consent Agreement, dated September 28, 2015 with the NBA (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016).

4.2
Transfer Consent Agreement, dated September 28, 2015 with the NHL (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016).

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

10.3
Employee Matters Agreement, dated September 11, 2015, by and between MSG Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

10.4	The Madison Square Garden Company 2015 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016). †
10.5	The Madison Square Garden Company 2015 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016). †
10.6
The Madison Square Garden Company 2015 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016). †

10.7
Standstill Agreement, dated September 15, 2015, by and among The Madison Square Garden Company and The Dolan Family Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

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

10.16
Second Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.17
Third Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.18
Fourth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated January 24, 2011 (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.19
Guaranty of Lease, between MSG Sports & Entertainment, LLC and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015).+

10.20
Formation, Contribution and Investment Agreement, dated as of August 30, 2013 among MSG Holdings, L.P., Entertainment Ventures, LLC, Azoff Music Management LLC, and, for certain purposes, Irving Azoff and Irving Azoff and Rochelle Azoff, as Co-Trustees of the Azoff Family Trust of 1997, dated May 27, 1997, as amended, as assigned to MSG Ventures Holdings, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015).

10.21
Employment Agreement, dated September 16, 2016 between The Madison Square Garden Company and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2016 filed on February 3, 2017). †

10.22
Employment Agreement, dated June 29, 2015, between MSG Networks Inc. formerly known as The Madison Square Garden Company and David O’Connor, as assigned to The Madison Square Garden Company formerly known as MSG Spinco, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on August 21, 2015). †

10.23
Employment Agreement, dated October 15, 2015, between The Madison Square Garden Company and Donna Coleman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2015). †

10.24
Employment Agreement, dated September 6, 2016, between The Madison Square Garden Company and Joseph F. Yospe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2016). †

10.25
Employment Agreement, dated September 11, 2015 between MSG Networks Inc. formerly known as The Madison Square Garden Company and Lawrence J. Burian, as assigned to The Madison Square Garden Company formerly known as MSG Spinco, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016). †

10.26
Amended and Restated Time Sharing Agreement, entered into and effective as of June 17, 2016, between MSG Sports & Entertainment, LLC and the Dolan Family Office, LLC for the GIV (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016).

EXHIBIT NO.	DESCRIPTION
10.27
Amended and Restated Time Sharing Agreement entered into effective as of June 17, 2016, between MSG Sports & Entertainment, LLC and the Dolan Family Office, LLC for the G550 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016).

10.28
Time Sharing Agreement dated as of December 18, 2015, between MSG Sports & Entertainment, LLC and David O’Connor for the G550 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.29
Dry Lease Agreement, dated January 11, 2017, between MSG Sports & Entertainment, LLC and Quart 2C, LLC for the G550 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2017).

10.30
Dry Lease Agreement, dated January 11, 2017 between MSG Sports & Entertainment, LLC and Quart 2C, LLC for the G450 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2017).

10.31
Time Sharing Agreement, dated January 12, 2017 between MSG Sports & Entertainment, LLC and David O’Connor for the G450 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 13, 2017).

10.32
Credit Agreement, dated as of September 30, 2016, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2016).

10.33
Security Agreement, dated as of September 30, 2016, between New York Knicks, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2016).

10.34
Credit Agreement, dated as of January 25, 2017, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2017).

10.35
Security Agreement, dated as of January 25, 2017, between New York Rangers, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2017).

10.36
Transaction Agreement, dated as of January 31, 2017, between MSG TG, LLC, TG Merger Sub, LLC, TG Rollover Holdco LLC, TAO Group Holdings LLC, TAO Group Intermediate Holdings LLC, TAO Group Operating LLC, TAO Group Management LLC, TG Member Representative LLC, certain other parties thereto, and solely with respect to specific provisions MSG Entertainment Holdings, LLC and The Madison Square Garden Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

10.37
Credit and Guaranty Agreement, dated as of January 31, 2017, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain subsidiaries of TAO Group Operating LLC, the various lenders thereto, and Goldman Sachs Specialty Lending Group, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

10.38
Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of January 31, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

10.39
Equity Administration Agreement, dated as of September 15, 2015 between Cablevision Systems Corporation and The Madison Square Garden Company (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016).

10.40
Equity Administration Agreement, dated as of September 15, 2015 between AMC Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016).

10.41
Summary of Office Space Arrangement, between MSG Sports & Entertainment, LLC and the Knickerbocker Group LLC (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016).

10.42
Summary of Office Space Arrangement, between MSG Sports & Entertainment, LLC and the Charles Dolan Family Office, LLC (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016).

10.43
Dry Lease Agreement, dated May 22, 2017, between MSG Sports & Entertainment, LLC and Charles F. Dolan for the G550 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2107).

10.44
Dry Lease Agreement, dated May 22, 2017, between Sterling Aviation, LLC and MSG Sports & Entertainment, LLC for the GV (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2107).

EXHIBIT NO.	DESCRIPTION
10.45
Time Sharing Agreement, dated May 22, 2017, between MSG Sports & Entertainment, LLC and David O’Connor for the GV (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 26, 2107).

21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F- 3
Consolidated Balance Sheets as of June 30, 2017 and 2016	F- 4
Consolidated Statements of Operations for the years ended June 30, 2017 and 2016 and Combined Statement of Operations for the year ended June 30, 2015	F- 5
Consolidated Statements of Comprehensive Income for the years ended June 30, 2017 and 2016 and Combined Statement of Comprehensive Income for the year ended June 30, 2015	F- 6
Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016 and Combined Statement of Cash Flows for the year ended June 30, 2015	F- 7
Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the years ended June 30, 2017 and 2016 and Combined Statement of Equity and Redeemable Noncontrolling Interests for the year ended June 30, 2015
F- 8
Notes to Consolidated and Combined Financial Statements	F- 9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Madison Square Garden Company:

We have audited the accompanying consolidated balance sheets of The Madison Square Garden Company and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for each of the years in the two-year period ended June 30, 2017, and the combined statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for the year ended June 30, 2015 of The Madison Square Garden Company (a combination of the sports and entertainment businesses and certain other assets). In connection with our audits of the consolidated and combined financial statements, we also have audited the related consolidated and combined financial statement schedule, “Schedule II — Valuation and Qualifying Accounts.” These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Madison Square Garden Company and subsidiaries as of June 30, 2017 and 2016, the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017, and the combined results of operations and cash flows for the year ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Madison Square Garden Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 17, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
August 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Madison Square Garden Company:
We have audited The Madison Square Garden Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Madison Square Garden Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, The Madison Square Garden Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Madison Square Garden Company acquired TAO Group Holdings LLC during 2017, and management excluded from its assessment of the effectiveness of The Madison Square Garden Company’s internal control over financial reporting as of June 30, 2017, TAO Group Holdings LLC’s internal control over financial reporting associated with total assets of $435.2 million (of which $325.8 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $34.3 million included in the consolidated financial statements of The Madison Square Garden Company and subsidiaries as of and for the year ended June 30, 2017. Our audit of internal control over financial reporting of The Madison Square Garden Company also excluded an evaluation of the internal control over financial reporting of TAO Group Holdings LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Madison Square Garden Company and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for each of the years in the two-year period ended June 30, 2017, and the combined statement of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for the year ended June 30, 2015 of The Madison Square Garden Company (a combination of the sports and entertainment businesses and certain other assets), and our report dated August 17, 2017, expressed an unqualified opinion on those consolidated and combined financial statements.
/s/ KPMG LLP
New York, New York
August 17, 2017

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,238,114	$1,444,317
Restricted cash	34,000	27,091
Accounts receivable, net	102,085	75,998
Net related party receivables, current	2,714	4,079
Prepaid expenses	23,358	27,031
Other current assets	49,458	25,337
Total current assets	1,449,729	1,603,853
Net related party receivables, noncurrent	—	1,710
Investments and loans to nonconsolidated affiliates	242,287	263,546
Property and equipment, net	1,159,271	1,160,609
Amortizable intangible assets, net	256,975	15,729
Indefinite-lived intangible assets	166,850	166,850
Goodwill	380,087	277,166
Other assets	57,554	54,487
Total assets	$3,712,753	$3,543,950
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$24,084	$13,935
Net related party payables	17,576	15,275
Accrued liabilities:
Employee related costs	138,858	119,357
Other accrued liabilities	191,344	133,832
Deferred revenue	390,180	332,416
Total current liabilities	762,042	614,815
Long-term debt, net of deferred financing costs	105,433	—
Defined benefit and other postretirement obligations	52,997	66,035
Other employee related costs	29,399	32,921
Deferred tax liabilities, net	196,436	194,583
Other liabilities	65,955	49,175
Total liabilities	1,212,262	957,529
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interests	80,630	—
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,014 and 19,777 shares outstanding as of June 30, 2017 and 2016, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2017 and 2016	45	45
Preferred stock, par value $0.01,15,000 shares authorized; none outstanding as of June 30, 2017 and 2016	—	—
Additional paid-in capital	2,832,516	2,806,352
Treasury stock, at cost, 1,433 and 671 shares as of June 30, 2017 and 2016, respectively	(242,077)	(101,882)
Accumulated deficit	(148,410)	(75,687)
Accumulated other comprehensive loss	(34,115)	(42,611)
Total The Madison Square Garden Company stockholders’ equity	2,408,163	2,586,421
Nonredeemable noncontrolling interests	11,698	—
Total equity	2,419,861	2,586,421
Total liabilities, redeemable noncontrolling interests and equity	$3,712,753	$3,543,950

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2017	2016	2015
Revenues (a)	$1,318,452	$1,115,311	$1,071,551

Operating expenses:
Direct operating expenses (b)	861,381	737,857	724,881
Selling, general and administrative expenses (c)	410,039	333,603	238,318
Depreciation and amortization	107,388	102,482	108,758
Operating loss	(60,356)	(58,631)	(406)
Other income (expense):
Loss in equity method investments	(29,976)	(19,099)	(40,590)
Interest income (d)	11,836	6,782	3,056
Interest expense	(4,189)	(2,028)	(2,498)
Miscellaneous income (expense)	1,492	(4,017)	190
	(20,837)	(18,362)	(39,842)
Loss from operations before income taxes	(81,193)	(76,993)	(40,248)
Income tax benefit (expense)	4,404	(297)	(436)
Net loss	(76,789)	(77,290)	(40,684)
Less: Net income attributable to nonredeemable noncontrolling interests	304	—	—
Less: Net loss attributable to redeemable noncontrolling interests	(4,370)	—	—
Net loss attributable to The Madison Square Garden Company’s stockholders	$(72,723)	$(77,290)	$(40,684)

Basic loss per common share attributable to The Madison Square Garden Company’s stockholders	$(3.05)	$(3.12)	$(1.63)
Diluted loss per common share attributable to The Madison Square Garden Company’s stockholders	$(3.05)	$(3.12)	$(1.63)
Weighted-average number of common shares outstanding:
Basic	23,853	24,754	24,928
Diluted	23,853	24,754	24,928
_________________

(a)	Include revenues from related parties of $150,534, $153,538 and $88,051 for the years ended June 30, 2017, 2016 and 2015, respectively.

(b)	Include net charges from related parties of $1,284, $1,133 and $1,670 for the years ended June 30, 2017, 2016 and 2015, respectively.

(c)	Include net charges to related parties of $(5,852), $(28,536) and $(49,374) for the years ended June 30, 2017, 2016 and 2015, respectively.

(d)
Interest income includes interest income from nonconsolidated affiliates of $4,157, $2,930 and $1,886 for the years ended June 30, 2017, 2016 and 2015, respectively. In addition, interest income includes interest income from MSG Networks of $307 and $1,153 for the years ended June 30, 2016 and 2015, respectively.

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2017		2016		2015
Net loss		$(76,789)		$(77,290)		$(40,684)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized gains (losses) arising during the period	$4,027		$(9,239)		$(6,138)
Amounts reclassified from accumulated other comprehensive loss to direct operating expenses and selling, general and administrative expenses:
Amortization of net actuarial loss included in net periodic benefit cost	1,365		1,039		2,050
Amortization of net prior service credit included in net periodic benefit cost	(48)	5,344	(92)	(8,292)	(112)	(4,200)
Net changes related to available-for-sale securities		9,629		—		—
Other comprehensive income (loss), before income taxes		14,973		(8,292)		(4,200)
Income tax expense related to items of other comprehensive income		(6,477)		—		—
Other comprehensive income (loss), net of income taxes		8,496		(8,292)		(4,200)
Comprehensive loss		(68,293)		(85,582)		(44,884)
Less: Comprehensive income attributable to nonredeemable noncontrolling interests		304		—		—
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(4,370)		—		—
Comprehensive loss attributable to The Madison Square Garden Company’s stockholders		$(64,227)		$(85,582)		$(44,884)

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(76,789)	$(77,290)	$(40,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,388	102,482	108,758
Share-based compensation expense	41,129	24,476	10,306
Loss in equity method investments, net of income distributions	30,831	19,099	40,590
Provision for (benefit from) deferred income taxes	(4,404)	297	436
Write-off of deferred production costs	33,629	41,816	—
Impairment of cost method investment	—	4,080	—
Amortization of inventory step-up	8,705	—	—
Other non-cash expense	1,411	31	58
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(20,363)	(25,053)	18
Net related party receivables	2,826	(5,096)	240
Prepaid expenses and other assets	1,840	(34,354)	(31,602)
Accounts payable	2,047	9,096	(4,341)
Net related party payables	2,301	13,687	(385)
Accrued and other liabilities	32,716	42,077	(33,494)
Deferred revenue	53,356	10,437	19,452
Net cash provided by operating activities	216,623	125,785	69,352
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(44,224)	(71,716)	(64,083)
Payments to acquire available-for-sale securities	(23,222)	—	—
Payments for acquisition of businesses, net of cash acquired	(192,095)	—	—
Proceeds from sale of property and equipment	—	—	4,321
Payments for acquisition of assets	(1,000)	(2,000)	(3,000)
Investments and loans to nonconsolidated affiliates	(8,235)	(36,417)	(40,219)
Cash received / (paid) for notes receivable	4,475	(7,085)	—
Capital distribution from equity method investments	—	1,528	325
Net cash used in investing activities	(264,301)	(115,690)	(102,656)
Cash flows from financing activities:
Net transfers from MSG Networks and MSG Networks’ subsidiaries	—	1,525,241	41,372
Repurchases of common stock	(147,967)	(105,736)	—
Proceeds from stock option exercises	7	787	—
Taxes paid in lieu of shares issued for equity-based compensation	(7,335)	(281)	—
Payments for financing costs	(3,230)	—	—
Net cash provided by (used in) financing activities	(158,525)	1,420,011	41,372
Net increase (decrease) in cash and cash equivalents	(206,203)	1,430,106	8,068
Cash and cash equivalents at beginning of period	1,444,317	14,211	6,143
Cash and cash equivalents at end of period	$1,238,114	$1,444,317	$14,211
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$368	$2,237	$24,000
Capital expenditures incurred but not yet paid	8,834	5,793	7,528
Accrued earn-out liability	7,900	—	—
Non-cash transfers resulting from the Distribution, net	—	(1,934)	—

See accompanying notes to consolidated and combined financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	MSG Networks’ Investment	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2014	$—	$1,227,218	$—	$—	$—	$(36,015)	$1,191,203	$—	$1,191,203	$—
Net loss	—	(40,684)	—	—	—	—	(40,684)	—	(40,684)	—
Other comprehensive loss	—	—	—	—	—	(4,200)	(4,200)	—	(4,200)	—
Comprehensive loss	—	—	—	—	—	—	(44,884)	—	(44,884)	—
Net increase in MSG Networks’ Investment	—	76,956	—	—	—	—	76,956	—	76,956	—
Balance as of June 30, 2015	$—	$1,263,490	$—	$—	$—	$(40,215)	$1,223,275	$—	$1,223,275	$—
Net loss	—	(1,603)	—	—	(75,687)	—	(77,290)	—	(77,290)	—
Other comprehensive loss	—	—	—	—	—	(8,292)	(8,292)	—	(8,292)	—
Comprehensive loss	—	—	—	—	—	—	(85,582)	—	(85,582)	—
Exercise of stock options	—	—	(2,682)	3,469	—	—	787	—	787	—
Share-based compensation	—	—	21,514	—	—	—	21,514	—	21,514	—
Tax withholding associated with shares issued for equity-based compensation	—	—	(281)	—	—	—	(281)	—	(281)	—
Shares issued upon distribution of Restricted Stock Units	—	—	(385)	385	—	—	—	—	—	—
Repurchases of common stock	—	—	—	(105,736)	—	—	(105,736)	—	(105,736)	—
Net increase in MSG Networks’ Investment	—	1,525,982	—	—	—	—	1,525,982	—	1,525,982	—
Conversion of MSG Networks’ Investment	249	(2,787,869)	2,787,620	—	—	—	—	—	—	—
Adjustments related to the transfer of certain assets and liabilities as a result of the Distribution	—	—	566	—	—	—	566	—	566	—
Adjustment related to the transfer of Pension Plans and Postretirement Plan liabilities as a result of the Distribution	—	—	—	—	—	5,896	5,896	—	5,896	—
Balance as of June 30, 2016	$249	$—	$2,806,352	$(101,882)	$(75,687)	$(42,611)	$2,586,421	$—	$2,586,421	$—
Net income (loss)	—	—	—	—	(72,723)	—	(72,723)	304	(72,419)	(4,370)
Other comprehensive income	—	—	—	—	—	8,496	8,496	—	8,496	—
Comprehensive income (loss)	—	—	—	—	—	—	(64,227)	304	(63,923)	(4,370)
Exercise of stock options	—	—	(39)	46	—	—	7	—	7	—
Share-based compensation	—	—	41,264	—	—	—	41,264	—	41,264	—
Tax withholding associated with shares issued for equity-based compensation	—	—	(6,003)	(1,332)	—	—	(7,335)	—	(7,335)	—
Common stock issued under stock incentive plans	—	—	(9,058)	9,058	—	—	—	—	—	—
Repurchases of common stock	—	—	—	(147,967)	—	—	(147,967)	—	(147,967)	—
Noncontrolling interests from acquisitions	—	—	—	—	—	—	—	11,394	11,394	85,000
Balance as of June 30, 2017	$249	$—	$2,832,516	$(242,077)	$(148,410)	$(34,115)	$2,408,163	$11,698	$2,419,861	$80,630

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
Description of Business
Madison Square Garden is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group Holdings LLC (“TAO Group”) and Boston Calling Events LLC (“BCE”). TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces outdoor music festivals, including New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original productions — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”) and the New York Spectacular Starring the Radio City Rockettes (the “New York Spectacular”). MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA Gatorade League (the “NBAGL”). The MSG Sports segment also includes other live sporting events, including professional boxing, college basketball, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. In July 2017, the Company acquired a controlling interest in Counter Logic Gaming, a premier North American esports organization, which is now part of the MSG Sports segment.
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
Basis of Presentation
For the periods after the Distribution, the financial information disclosed is presented on a consolidated basis, as the Company became a standalone public company on September 30, 2015. For the periods prior to the Distribution, the financial information was prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution. As a result, the Company’s financial statements as of and for the fiscal years ended June 30, 2017 and 2016 are presented on a consolidated basis, except the financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016. The Company’s combined statements of operations for the year ended June 30, 2015, as well as the financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Former Parent and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Distribution. These combined financial statements reflect the combined historical results of operations, financial position and cash flows of Former Parent’s sports and entertainment businesses, as well as its venues and joint ventures (“combined financial statements”), in accordance with generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 1-B,

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
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
The financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016 and the combined statements of operations for the year ended June 30, 2015 include allocations for certain support functions that were provided on a centralized basis by MSG Networks and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements do not include all of the actual expenses that would have been incurred by the Company and do not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone public company during the periods presented on a combined basis. Actual costs that would have been incurred if the Company had been a separate, standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future periods.
After the Distribution, the Company has been providing certain of these services to MSG Networks through a transition services agreement (“TSA”). As part of the Distribution, certain employees providing support functions were transferred to the Company.
MSG Networks historically used a centralized approach to cash management and financing of operations, with net earnings reinvested and working capital requirements met from existing liquid funds. The Company’s cash was available for use and was regularly “swept” by MSG Networks at its discretion. Accordingly, the cash and cash equivalents held by MSG Networks at the corporate level were not attributed to the Company in the combined statement of cash flows as of June 30, 2015. Additionally, cash held in accounts legally owned by the Company was attributed to the combined statement of cash flows as of June 30, 2015. Transfers of cash both to and from MSG Networks are included as components of MSG Networks’ investment on the consolidated and combined statements of equity and redeemable noncontrolling interests. In connection with the Distribution, the Company received $1,467,093 of cash from MSG Networks.
MSG Networks’ net investment in the Company has been presented as a component of the Company’s equity in the financial statements. Distributions made by MSG Networks to the Company or to MSG Networks from the Company are recorded as transfers to and from MSG Networks and the net amount is presented on the consolidated and combined statements of cash flows as “Net transfers from MSG Networks and MSG Networks’ subsidiaries.” As of the Distribution date, MSG Networks’ net investment in the Company was contributed to Former Parent’s stockholders through the distribution of all the common stock of the Company. The par value of the Company’s stock was recorded as a component of common stock, with the remaining balance recorded as additional paid-in capital in the consolidated balance sheet on the Distribution date.
For purposes of the combined financial statements, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Former Parent. This separate return methodology applies to accounting guidance for income taxes in the combined financial statements as if the Company was a standalone public company for the periods prior to the Distribution. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company’s operating results were included in Former Parent’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company filed its initial U.S. income tax return for the period from October 1, 2015 through June 30, 2016 in March 2017. The calculation of the Company’s income taxes involves considerable judgment and use of both estimates and allocations.

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
On July 1, 2016, the Company acquired a controlling interest in BCE. In accordance with ASC Topic 805, Business Combinations, and ASC Topic 810, Consolidation, the financial position of BCE has been consolidated with the Company’s consolidated balance sheet as of June 30, 2017. The results of operations for BCE have been included in the Company’s consolidated results of operations from the date of acquisition in the MSG Entertainment segment. The relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net income (loss) attributable to nonredeemable noncontrolling interests” and “Comprehensive income (loss) attributable to nonredeemable noncontrolling interests” on the accompanying consolidated balance sheet, consolidated statement of operations and consolidated statement of comprehensive income, respectively. See Note 3 for more information regarding the Company’s acquisition of BCE.
On January 31, 2017, the Company acquired a controlling interest in TAO Group. In accordance with ASC Topic 805, Business Combinations, and ASC Topic 810, Consolidation, the financial position of TAO Group has been consolidated with the Company’s consolidated balance sheet as of June 30, 2017. TAO Group financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records TAO Group’s operating results in its consolidated statements of operations on a three-month lag basis. Any specific events having significant financial impact that occur during the lag period are included in the Company’s current period results. TAO Group reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters) and its fiscal year periodically results in a 53-week year instead of a normal 52-week year. Accordingly, the Company’s results of operations for the year ended June 30, 2017 include TAO Group’s operating results from February 1, 2017 to March 26, 2017 as part of the MSG Entertainment segment and the Company’s consolidated balance sheet as of June 30, 2017 reflects the financial position of TAO Group as of March 26, 2017. All disclosures related to TAO Group are therefore also reported as of March 26, 2017.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The TAO Group purchase agreement contains a put option to require the Company to purchase the other owners’ equity interests under certain circumstances. The noncontrolling interest combined with the put option is classified as redeemable noncontrolling interest in the consolidated balance sheet, separate from equity. The relevant amounts attributable to investors other than the Company are reflected under “Redeemable noncontrolling interests,” “Net income (loss) attributable to redeemable noncontrolling interests” and “Comprehensive income (loss) attributable to redeemable noncontrolling interests” on the accompanying consolidated balance sheet, consolidated statement of operations and consolidated statement of comprehensive income, respectively. See Note 3 for more information regarding the Company’s acquisition of TAO Group. The put option can be settled, at the Company’s option, in cash, debt or shares of the Company’s Class A Common Stock. The ultimate amount paid upon the exercise of the put option will likely be different from the estimated fair value, given the calculation required pursuant to the TAO Group operating agreement.
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
MSG Entertainment
The Company’s MSG Entertainment segment earns revenues from the sale of tickets for events that the Company produces or promotes/co-promotes. In addition, for entertainment events held at the Company’s venues that MSG Entertainment does not produce or promote/co-promote, revenues are earned from venue license fees charged to the third-party promoters of the event. Event-related revenues from the sale of tickets, venue license fees from third-party promoters, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned. Deferred revenue reported in the accompanying consolidated balance sheets as of June 30, 2017 and 2016 includes amounts due to the third-party promoters of $72,400 and $45,877, respectively.
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
Revenues from dining, nightlife and hospitality offerings through TAO Group are recognized at the point food, beverages and/or services are provided to the customer. In addition, management fee revenues which are derived by the performance of the underlying venues as defined within the specific venue management agreements are recorded as earned.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

MSG Sports
The Knicks, Rangers and Liberty derive revenues principally from ticket sales and distributions of league-wide national and international television contracts and other league-wide revenue sources, which are recognized over the respective team’s season. Event-related revenues from other live sporting events, including the sale of tickets, venue license fees earned in connection with other live sporting events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned. Local media rights revenue recognized by MSG Sports for the licensing of team-related programming to MSG Networks is generally recognized on a straight-line basis over the fiscal year.
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
In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player’s seasonal or contractual salary and related costs, together with any associated NBA luxury tax, net of any anticipated insurance recoveries. When players are traded, waived or contracts are terminated, any remaining unamortized signing bonuses and prepaid salaries are expensed to current operations. Amounts due to these individuals are generally paid over their remaining contract terms. Team personnel contract termination costs are recognized in the period in which those events occur. See Note 4 for further discussion of significant team personnel transactions.
The NBA and NHL each have collective bargaining agreements (each a “CBA”) with the respective league’s players association, to which the Company is subject. The NBA CBA expires after the 2023-24 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2022-23 season). The NHL CBA expires on September 15, 2022 (although the NHL and National Hockey League Players’ Association each have the right to terminate the CBA following the 2019-20 season).
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
The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
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
The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues, excluding the impact of agreed-upon aggregate transition payments of $300,000 paid on a deferred basis over three years beginning in 2014. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any excess funds will be distributed by the NHL to all teams in equal shares.
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
Production Costs for the MSG Entertainment Segment
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets, which generally ranges from 5 to 10 years. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment. During the third quarter of fiscal year 2016, the Company recorded a $41,816 write-off of deferred production costs associated with the New York Spectacular due to the creative decision to not include, in the summer of 2016 performances, certain scenes from the previous show. Due to recent assessments of the show’s creative direction, timing and scale, the Company wrote off the remaining balance of deferred production costs associated with this production in the amount of $33,629 during the fourth quarter of fiscal year 2017. The Company has $6,702 and $43,083 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated balance sheets as of June 30, 2017 and 2016, respectively.
Advertising Expenses
Advertising costs are typically charged to expense when incurred, however, advertising for productions and other live entertainment events are generally deferred within interim periods and expensed over the run of the show, but by no later than the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

were $18,963, $20,834 and $27,220 for the years ended June 30, 2017, 2016 and 2015, respectively.
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
Because the Company’s operations prior to the Distribution were included in MSG Networks’ tax returns, payments to certain tax authorities were made by MSG Networks, and not by the Company. The Company only maintains taxes payable to/from the taxing authorities for legal entities that are fully-dedicated to the Company’s business. The Company did not maintain taxes payable to/from MSG Networks and the payments were deemed to settle the annual current tax payable balances immediately with the legal entities paying the tax in the respective jurisdictions through changes in MSG Networks’ investment.
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
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Following the Distribution, the Company had 24,928 common shares outstanding on September 30, 2015. This amount has been utilized to calculate EPS for the periods prior to the Distribution as no Madison Square Garden

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

common stock or equity-based awards were outstanding prior to September 30, 2015. The dilutive effect of the Company’s share-based compensation awards issued in connection with the Distribution is included in the computation of diluted EPS in the periods subsequent to the Distribution, when applicable. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 12) only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations.
Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.
Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts. For example, the Company has deposited cash in an interest-bearing escrow account as credit support and collateral to its workers compensation and general liability insurance obligations. Separately, cash is required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. That escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.
Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company’s allowance for doubtful accounts was $601 and $1,282 as of June 30, 2017 and 2016, respectively.
Investments in and Loans to Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, companies are required to allocate such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in equity in earnings (loss) of nonconsolidated affiliates on the Company’s consolidated and combined statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
In addition to the equity method investments, the Company also has other investments accounted for under the cost method of accounting.
The Company also provides revolving credit facilities to certain of its nonconsolidated affiliates. The outstanding loan balances, including accrued interest, are reflected in investments in and loans to nonconsolidated affiliates in the accompanying consolidated balance sheets. Interest income on the outstanding loan balances and related facility fees are recorded currently and are reflected in interest income in the accompanying consolidated and combined statements of operations.
Impairment of Investments
The Company reviews its investments at least quarterly to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

considers other factors such as general market conditions, industry conditions, and analysts’ ratings. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income. See Note 5 for further discussion of impairments of investments.
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
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company generally determines the fair value of a reporting unit using an income approach, such as the discounted cash flow method, in instances when it does not perform the qualitative assessment of goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.
The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. The Company has two operating and reportable segments, MSG Sports and MSG Entertainment, consistent with the way management makes decisions and allocates resources to the business. At the time the annual impairment test of goodwill was performed, the Company’s two reporting units for evaluating goodwill impairment were the same as its operating and reportable segments, and no impairment was identified for either of the reporting units. As of June 30, 2017, the Company had three reporting units across its two operating segments as a result of the TAO Group acquisition. TAO Group, which was acquired after the annual goodwill impairment test for fiscal year 2017, represents a separate reporting unit within the MSG Entertainment segment for goodwill impairment testing. The Company’s three reporting units are MSG Sports, MSG Entertainment and TAO Group.
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis if the Company 1) determines that such an impairment is more likely than not to exist, or 2) foregoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of an indefinite-lived intangible asset using an income approach, such as the relief from royalty method, in instances when it does not perform the qualitative assessment of the intangible asset.
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
The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration that the Company expects to pay to the former owners as a liability in “Other accrued liabilities” and “Other liabilities” on the consolidated balance sheets.
The Company measures its contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level III of the fair value hierarchy, which can result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings as operating expense.
See Note 9 for more information regarding the fair value of the Company’s contingent consideration liabilities related to the acquisition of TAO Group.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 11, certain of our employees participated in defined benefit pension plans (“Shared Plans”) sponsored by MSG Networks prior to the Distribution, which included participants of other MSG Networks subsidiaries. The Company accounted for the Shared Plans under the guidance of ASC 715, Compensation - Retirement Benefits. Accordingly, the Company recorded an asset or liability to recognize the funded status of the Shared Plans, as well as a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pensionable compensation of active participants. For the Shared Plans’ liabilities, the consolidated and combined financial statements reflect the full impact of such plans. The pension expense related to employees of other MSG Networks businesses participating in any of the Shared Plans is reflected as a contributory credit from MSG Networks to the Company, resulting in a decrease to the expense recognized in the consolidated and combined statements of operations.
In addition to the Shared Plans, the Company sponsors a plan that certain of our employees participate in, accounted for as a defined benefit pension plan, both prior to and after the Distribution. Accordingly, the funded and unfunded position of the Direct Plan is recorded in the Company’s consolidated balance sheet.
Actuarial gains and losses that have not yet been recognized through income are recorded in accumulated other comprehensive income, until they are amortized as a component of net periodic benefit cost.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

After the Distribution, the Company maintains its own, both funded and unfunded, defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The majority of the defined benefit pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
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
Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, ASU No. 2015-02 (i) modifies the assessment of whether limited partnerships are variable interest entities (each a “VIE”) or voting interest entities, (ii) eliminates the presumption that a limited partnership should be consolidated by its general partner, (iii) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (iv) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. This standard was adopted by the Company in the first quarter of fiscal year 2017. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU No. 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019 and is required to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Note 3. Acquisitions
BCE Acquisition
On July 1, 2016, in connection with the Company’s strategy to broaden its live experience offerings, the Company acquired a controlling interest in BCE, the live events production company that owns and operates the Boston Calling Music Festival. The Company acquired net tangible assets of $2,221. In addition, based on the purchase price allocation, the Company recognized $11,610 of amortizable intangible assets and $12,728 of goodwill. See Note 6 for more information regarding the intangible assets and goodwill recognized in this acquisition. The estimated fair value of the nonredeemable noncontrolling interest of $11,394 was based on the present value of future cash flows, adjusted for the lack of control and lack of marketability associated with the nonredeemable noncontrolling interests and was classified within Level III of the fair value hierarchy as they were valued using unobservable inputs. An additional escrow payment in the amount of $1,750 was made for potential earn-out. The amounts of revenue and net income (excluding the impact of purchase price accounting adjustments of $905) of BCE since the acquisition date included in the Company’s consolidated statements of operations for the reporting period were approximately $16,000 and $1,500, respectively. Pro forma information is not provided since the acquisition was not material when compared with the Company’s consolidated financial statements.
Investment in Townsquare Media, Inc.
On August 16, 2016, the Company acquired 3,208 shares, or approximately 12%, of the common stock of Townsquare Media, Inc. (“Townsquare”) for approximately $23,000 in cash. Townsquare is a leading media, entertainment and digital marking solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” This investment is reported in the accompanying consolidated balance sheet as of June 30, 2017 in other assets, and is classified as available-for-sale securities in accordance with ASC Topic 320, Investments — Debt and Equity Securities. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in the Company’s equity. See Note 9 for more information on the fair value of the investment in Townsquare.
TAO Group Acquisition
In connection with the Company’s strategy to broaden its portfolio of live offerings, on January 31, 2017 the Company entered into a transaction agreement pursuant to which it acquired a 62.5% common equity interest and a preferred equity interest in TAO Group, which indirectly owns all of the equity of TAO Group Operating LLC (“TAOG”). TAO Group is engaged in the management and operation of restaurants, nightlife and hospitality venues in Las Vegas, New York City, Los Angeles and Australia (with additional venues under contract which are expected to open in New York City, Chicago and Singapore in the coming years). The initial purchase price of $178,627, including $8,746 to acquire preferred equity in TAO Group, is net of cash acquired of $11,344 and subject to customary working capital adjustments. In addition, the Company will be responsible to pay an earn-out of up to approximately $25,500, if certain performance conditions based upon earnings growth are met during the first five years following the transaction.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company’s purchase price allocation for the TAO Group acquisition is preliminary and subject to revision as additional information related to the fair value of the identifiable net assets and redeemable noncontrolling interests becomes available. The preliminary allocation of the purchase price to the assets acquired, liabilities assumed and allocation to intangible assets is presented below:

	(as initially reported) January 31, 2017	Measurement Period Adjustments	(as adjusted) January 31, 2017
Cash and cash equivalents	$11,344	$—	$11,344
Accounts receivable	5,804	—	5,804
Prepaid expenses	1,167	—	1,167
Other current assets	41,009	—	41,009
Property and equipment	53,411	—	53,411
Amortizable intangible assets	239,640	(1,387)	238,253
Other assets	1,472	—	1,472
Accounts payable	(7,046)	—	(7,046)
Accrued expenses and other current liabilities	(39,814)	495	(39,319)
Long-term loan payable, net of deferred financing costs	(105,292)	—	(105,292)
Other long-term liabilities	(16,244)	8,119	(8,125)
Total identifiable net assets acquired	185,451	7,227	192,678
Goodwill (a)	97,420	(7,227)	90,193
Redeemable noncontrolling interests (b)	(85,000)	—	(85,000)
Total estimated consideration, including potential future contingent consideration	$197,871	$—	$197,871
_______________________

(a)	Goodwill recognized in this acquisition is expected to be deductible for tax purposes.

(b)
The minority shareholders holding the remaining 37.5% of TAO Group have various forms of put options that may be exercised upon the occurrence of certain conditions. If such an option is exercised prior to January 31, 2022, it would require the Company to purchase the equity of TAO Group at fair market value (subject, in certain cases, to mandatory discounts) as determined by the parties or by a third party appraisal pursuant to the terms of the TAO Group operating agreement. If such an option is exercised after January 31, 2022, it would require TAO Group to purchase the equity at fair market value as determined by the parties or by a third party appraisal pursuant to the terms of the TAO Group operating agreement. The Company may elect to satisfy this TAO Group obligation through a sale of TAO Group. In addition, the Company has a call option to purchase the remaining 37.5% equity of TAO Group at fair market value after the fifth anniversary of the acquisition date, or earlier if certain conditions are met. Both put and call options can be settled at the Company’s discretion in cash, debt or shares of the Company’s Class A Common Stock. The ultimate amount paid upon the exercise of a put or call option will likely be different from the estimated fair value, given the calculations required pursuant to the TAO Group operating agreement.

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
The initial estimated fair value of the redeemable noncontrolling interests at the time of acquisition was based on the option pricing method, adjusted for lack of marketability associated with the redeemable noncontrolling interests and was classified within Level III of the fair value hierarchy as they were valued using unobservable inputs. This methodology differs in

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

important respects from, and is likely to generate a different result than, the calculations required pursuant to the TAO Group operating agreement to determine the price paid upon a put or call of TAO Group interests.
Roof Deck Entertainment LLC (“Roof Deck”), an indirect majority owned subsidiary of the Company, and Nevada Property 1, LLC, the owner of the property where the Marquee Las Vegas venue is located, were defendants in a lawsuit arising out of an incident at the Marquee Las Vegas venue that took place on April 7, 2012. The matter was settled on April 28, 2017 pursuant to which payments to the plaintiff will be made by insurance companies. The settlement related liability and a corresponding receivable in the same amount reflecting expected insurance recoveries are reported in other accrued liabilities and other current assets, respectively, in the accompanying consolidated balance sheet as of June 30, 2017 and reflected in the TAO Group purchase price allocation disclosed above. The co-defendant’s insurance carrier has filed suit against TAO Group’s insurance carrier and Roof Deck for payments made by the co-defendant’s insurance carrier in connection with the settlement of the matter. TAO Group’s insurance carrier has agreed to indemnify Roof Deck in connection with the lawsuit. In addition to various other lawsuits, Roof Deck is also a defendant in another personal injury action for which there may not be sufficient insurance.
Unaudited Pro Forma Disclosure
TAO Group financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records TAO Group’s operating results in its consolidated statements of operations on a three-month lag basis. As such, the operating results of TAO Group for the period from February 1, 2017 to March 26, 2017 are reflected in the Company’s consolidated financial statements. The amounts of revenues and net income (excluding the impact of purchase price accounting adjustments of $11,713) attributable to TAO Group since the acquisition date included in the Company’s consolidated statements of operations for the year ended June 30, 2017 were $34,332 and $58, respectively. Net income includes recurring management fees of $833 due to the Company, which is eliminated in the Company’s consolidated financial statements, as well as interest expense of $1,702 associated with the TAO Group senior secured term loan facility and depreciation and amortization expense of $1,064. See Note 10 for more information.
The unaudited pro forma information presented below illustrates the estimated impact of the TAO Group acquisition on the Company’s revenue and net income (loss) as if the acquisition, as described above, occurred on July 1, 2015. The information presented below is based on a preliminary estimate of the purchase price allocation to the assets and liabilities acquired. The unaudited pro forma information below includes the historical statements of operations of TAO Group for the years ended March 31, 2017 and 2016, respectively, combined with the Company’s consolidated statements of operations for the years ended June 30, 2017 and 2016, respectively. Due to the nature of various pro forma adjustments, as discussed below, the pro forma results attributable to TAO Group do not equal to what TAO Group’s results would have been had TAO Group reported on a stand-alone basis. Furthermore, the unaudited pro forma financial information presented below does not reflect any impact that may be achieved by the combined business, such as expected savings from the restructured management compensation at TAO Group, and is presented for comparative purposes only. It is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated on July 1, 2015 or that may result in the future.

	Years Ended June 30,
	2017	2016
Revenues	$1,519,725	$1,333,765
Net loss attributable to The Madison Square Garden Company’s stockholders	(64,443)	(98,934)
The historical financial information has been adjusted to reflect various purchase accounting adjustments, such as depreciation and amortization expenses associated with property and equipment and intangible assets, as well as pro forma interest expense adjustments to reflect the Company’s new capital structure related to the senior secured term loan facility and income taxes. In addition, the pro forma information for the year ended June 30, 2017 excludes the impact of the Company’s and TAO Group’s acquisition-related expenses as these items are reflected in the year ended June 30, 2016 as if the acquisition had been completed on July 1, 2015. The pro forma results for the year ended June 30, 2016 also include the expense impact from the step-up of inventory as this item is assumed to have occurred during the quarter ended September 30, 2015 as if the acquisition had been completed on July 1, 2015.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Other Acquisition Related Activities
For the years ended June 30, 2017 and 2016, the Company recognized $7,153 and $2,457, respectively, of acquisition-related expenses in connection with the TAO Group acquisition within selling, general and administrative expenses in the accompanying consolidated statements of operations.
In addition, in connection with this transaction, TAO Group Intermediate Holdings LLC (“TAOIH”), a subsidiary of TAO Group, TAOG and certain of its subsidiaries obtained a five-year term senior secured term loan facility of $110,000 from a third party group of lenders to fund the acquisition of TAO Group and a senior secured revolving credit facility of up to $12,000 with a term of five years for working capital and general corporate purposes of TAOG. These credit facilities are provided without recourse to the Company or any of its affiliates (other than TAOIH and its subsidiaries). See Note 10 for more information regarding these credit facilities.
Note 4. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated and combined statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company’s sports teams for (i) waivers/contract termination costs, (ii) trades and (iii) season-ending injuries (“Team Personnel Transactions”). Team Personnel Transactions amounted to $42,337, $7,484 and $25,317 for the years ended June 30, 2017, 2016 and 2015, respectively.
Note 5. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under the equity method and cost method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, and ASC Topic 325, Investments - Other, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan		Total
June 30, 2017
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”)	50%	$104,024	$97,592	(b)	$201,616
Brooklyn Bowl Las Vegas, LLC (“BBLV”)	(a)	—	2,662	(b)	2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”)	50%	12,864	14,370	(c)	27,234
Fuse Media LLC (“Fuse Media”)	15%	—	—		—
Cost method investments		10,775	—	(d)	10,775
Total investments and loans to nonconsolidated affiliates		$127,663	$114,624		$242,287

June 30, 2016
Equity method investments:
AMSGE	50%	$112,147	$97,500		$209,647
BBLV	(a)	—	2,662	(b)	2,662
Tribeca Enterprises	50%	13,736	10,395	(c)	24,131
Fuse Media	15%	21,634	—		21,634
Cost method investments		3,794	1,678		5,472
Total investments and loans to nonconsolidated affiliates		$151,311	$112,235		$263,546
_________________

(a)
The Company is entitled to receive back its capital, which was 74% of BBLV’s total capital as of June 30, 2017 and 2016, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(b)	Represents outstanding loan balances, inclusive of amounts due to the Company for interest of $154 and $62 as of June 30, 2017 and 2016, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

(c)	Includes outstanding payments-in-kind (“PIK”) interest of $870 and $95 as of June 30, 2017 and 2016, respectively. PIK interest owed does not reduce availability under the revolving credit facility.

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
In September 2013, the Company acquired a 50% interest in AMSGE for $125,000. The AMSGE entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing. As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of AMSGE. As such, the Company allocated the difference to goodwill and amortizable intangible assets of $108,220 and $17,350, respectively. The difference attributable to amortizable intangible assets is being amortized straight-line over the expected useful lives of the intangible assets, which range from 5 to 7 years. In connection with the Company’s investment in AMSGE, the Company provides a $100,000 unsecured revolving credit facility to the entity.
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
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises for $22,500. Tribeca Enterprises owns and operates the Tribeca Film Festival and certain other businesses. As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Tribeca Enterprises. As such, the Company allocated the difference to indefinite-lived and amortizable intangible assets of $5,750 and $5,350, respectively. The difference attributable to amortizable intangible assets is being amortized straight-line over 10 years, the expected useful life of the intangible asset. In connection with the Company’s investment in Tribeca Enterprises, the Company provided a $14,000 revolving credit facility as of June 30, 2017. In August 2017, the revolving credit facility was amended to increase the borrowing capacity to $17,500. The Company and Tribeca Enterprises have a services agreement pursuant to which the Company provides marketing inventory and consulting services to Tribeca Enterprises for a fee.
In July 2014, MSG Networks sold Fuse to Fuse Media, Inc., and as part of the transaction MSG Networks received a 15% equity interest in Fuse Media which was transferred to the Company in connection with the Distribution. In the third quarter of fiscal year 2017, certain Fuse Media warrant holders notified Fuse Media of their intent to exercise certain put options (which Fuse Media disputed). The purported exercise of the put options triggered an assessment of Fuse Media’s fair value. This assessment, which was performed during the third quarter of fiscal 2017, resulted in unfavorable fair value measurements of Fuse Media. As a result, the Company evaluated whether or not an other-than-temporary impairment of its investment had occurred as of the third quarter of fiscal 2017. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $20,613 to write off the carrying value of its equity investment in Fuse Media, which is reflected in loss in equity method investments in the accompanying consolidated statements of operations for the year ended June 30, 2017. The impairment charge was based on a comparison of the fair value of the investment to its carrying value, which was determined using a discounted cash flow analysis.
In addition to the investments discussed above, the Company also has other investments in various sports and entertainment companies and related technologies, primarily accounted for under the cost method of accounting.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

As a result of certain legal and regulatory actions against one of the Company’s cost method investments, the Company evaluated whether or not an other-than-temporary impairment of this cost method investment had occurred during the second quarter of fiscal year 2016. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $4,080 to partially write down the carrying value of its cost method investment, which is reflected in miscellaneous income (expense) in the accompanying consolidated statement of operations for the year ended June 30, 2016. On May 5, 2016, one of the Company’s equity method nonconsolidated affiliates announced that it would close its Broadway production of Finding Neverland on August 21, 2016. As a result, the Company recorded a non-cash impairment charge of $7,270 to write off the carrying value of the Company’s investment in the show during the fourth quarter of fiscal year 2016, which is reflected in loss in equity method investments in the accompanying consolidated statement of operations for the year ended June 30, 2016.
The following is summarized financial information for all of the Company’s equity method investments as required by the guidance in SEC Regulation S-X Rule 4-08(g). The amounts shown below represent 100% of these equity method investments’ financial position and results of operations.

Balance Sheet	June 30, 2017	June 30, 2016
Current assets	$103,319	$76,111
Noncurrent assets	399,485	429,996
	$502,804	$506,107

Current liabilities	$116,454	$89,415
Noncurrent liabilities	399,165	394,923
Noncontrolling interests	59,205	60,832
Shareholders’ equity	(72,020)	(39,063)
	$502,804	$506,107

	Years Ended June 30,
Results of Operations	2017	2016	2015
Revenues	$328,533	$280,924	$152,580
Loss from continuing operations	(16,923)	(31,206)	(28,845)
Net loss	(16,923)	(31,206)	(28,845)
Net loss attributable to controlling interest	(17,399)	(32,006)	(28,742)
Note 6. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of June 30, 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016
MSG Entertainment (a)	$161,900	$58,979
MSG Sports	218,187	218,187
	$380,087	$277,166
___________________

(a)
The increase in the carrying amount of goodwill, as compared to June 30, 2016, in the MSG Entertainment segment was due to the purchase price allocation for the BCE and TAO Group acquisitions during the first and third quarters of fiscal year 2017, respectively. The goodwill that arose from these acquisitions was valued using unobservable inputs within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow model, which is an income-based approach that allocates to goodwill any purchase price not specifically assigned to intangibles, fixed assets, working capital or noncontrolling interests. Goodwill recognized in these acquisitions is expected to be deductible for tax purposes. See Note

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

3 for more information on the allocation of the purchase price and goodwill recognized in connection with these acquisitions.
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reportable segments.
The Company’s indefinite-lived intangible assets as of June 30, 2017 and 2016 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company’s intangible assets subject to amortization are as follows:

June 30, 2017	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Trade names (a)	10 to 25 years	$98,530	$(1,003)	$97,527
Venue management contracts (b)	12 to 25 years	79,000	(761)	78,239
Favorable lease assets (c)	1.5 to 16 years	54,253	(812)	53,441
Season ticket holder relationships (d)	15 years	50,032	(40,871)	9,161
Festival rights	5 to 15 years	9,080	(739)	8,341
Other intangibles	5.75 to 15 years	13,217	(2,951)	10,266
		$304,112	$(47,137)	$256,975

June 30, 2016	Gross	Accumulated Amortization	Net
Season ticket holder relationships	$73,124	$(59,178)	$13,946
Other intangibles	4,217	(2,434)	1,783
	$77,341	$(61,612)	$15,729
___________________

(a)
The trade names, which are primarily attributable to the TAO Group acquisition, were valued using unobservable inputs within Level III of the fair value hierarchy, utilizing the discounted cash flow models and relief-from-royalty approach with a weighted-average amortization period of approximately 21 years.

(b)
The venue management contracts, which are attributable to the TAO Group acquisition, were valued using unobservable inputs within Level III of the fair value hierarchy, utilizing the discounted cash flow models with a weighted-average amortization period of approximately 18 years.

(c)
The favorable lease assets, which are attributable to the TAO Group acquisition, were valued using unobservable inputs within Level III of the fair value hierarchy, based on the difference between the actual lease rates and the current market rent for similar properties in those locations, discounted back to present value at a market rate for applicable leases with a weighted-average amortization period of approximately 13 years.

(d)
The recorded amount for the gross carrying value of season ticket holder relationships, and the related accumulated amortization, decreased during the year ended June 30, 2017 as certain relationships became fully amortized.

Amortization expense for intangible assets, excluding the amortization of favorable lease assets of $812 which is reported in rent expense, was $7,805, $6,595, and $6,939 for the years ended June 30, 2017, 2016 and 2015, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2018 through 2022 to be as follows:

Fiscal year ending June 30, 2018	$20,530
Fiscal year ending June 30, 2019	20,350
Fiscal year ending June 30, 2020	19,319
Fiscal year ending June 30, 2021	16,798
Fiscal year ending June 30, 2022	16,598
Note 7. Property and Equipment
As of June 30, 2017 and 2016, property and equipment consisted of the following assets:

	June 30, 2017	June 30, 2016	Estimated Useful Lives
Land	$91,678	$91,678
Buildings	1,110,366	1,107,027	Up to 45 years
Equipment	292,935	272,276	1 to 20 years
Aircraft	38,090	38,090	20 years
Furniture and fixtures	49,622	50,034	1 to 10 years
Leasehold improvements	176,786	131,769	Shorter of term of lease or life of improvement
Construction in progress	22,880	10,536
	1,782,357	1,701,410
Less accumulated depreciation and amortization	(623,086)	(540,801)
	$1,159,271	$1,160,609
Depreciation and amortization expense on property and equipment was $99,583, $95,887 and $101,819 for the years ended June 30, 2017, 2016 and 2015, respectively.
The increase in gross property and equipment during the year ended June 30, 2017 was primarily due to the TAO Group acquisition.
Note 8. Commitments and Contingencies
Contractual Obligations and Off Balance Sheet Arrangements
The Company has various long-term noncancelable operating lease agreements, primarily for entertainment venues and office space expiring at various dates through 2033. Certain leases include renewal provisions at the Company’s option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense including amortization of favorable lease assets and an unfavorable lease liability under these lease agreements totaled $39,044, $35,617 and $34,239 for the years ended June 30, 2017, 2016 and 2015, respectively.
In addition, the Company has certain future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

As of June 30, 2017, future minimum rental payments under leases having noncancelable initial lease terms, other cash payments required under contracts entered into by the Company in the normal course of business in excess of one year and outstanding letters of credit are as follows:

	Off-Balance Sheet Commitments				Contractual Obligations reflected on the Balance Sheet (d)
	Operating Leases (a)	Contractual Obligations (b)	Letters of Credits (c)	Total		Total (e)
Fiscal year ending June 30, 2018	$47,545	$153,860	$3,360	$204,765	$65,558	$270,323
Fiscal year ending June 30, 2019	45,911	138,610	—	184,521	4,007	188,528
Fiscal year ending June 30, 2020	44,035	69,696	—	113,731	4,006	117,737
Fiscal year ending June 30, 2021	42,239	22,013	—	64,252	4,480	68,732
Fiscal year ending June 30, 2022	42,769	679	—	43,448	3,475	46,923
Thereafter	134,496	6,934	—	141,430	12,977	154,407
	$356,995	$391,792	$3,360	$752,147	$94,503	$846,650
_________________

(a)
Include contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues, including the newly acquired TAO Group venues, and corporate offices.

(b)
Consist principally of the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.

(c)	Consist of letters of credit obtained by the Company as collateral, primarily for lease agreements.

(d)	Consist primarily of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment.

(e)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 11 for information on the future funding requirements under our pension obligations.

In addition, see Note 5 for information on the revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises.
In connection with the TAO Group acquisition, the Company has accrued contingent consideration as part of the purchase price. See Note 9 for further details of the amount recorded in the accompanying consolidated balance sheet as of June 30, 2017. In addition, see Note 10 for the principal repayments required under the senior secured term loan facility.
Under the terms of lease agreements and related guaranties, subsidiaries of the Company have certain operating requirements, with one of these subsidiaries being also required to meet a certain net worth obligation. In the event that these subsidiaries were to fail to meet the required obligations and were unable to avail themselves of the cure options, the landlord could terminate the lease.
Legal Matters
The Company owns 50% of Azoff MSG Entertainment LLC, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over 10,000 commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter,

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for copyright licenses. The judge in the Central District of California recently denied RMLC’s motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case. On July 21, 2017, RMLC filed a preliminary injunction motion in the United States District Court for the Eastern District of Pennsylvania to extend the duration of the interim licenses which GMR had granted to certain radio stations. The district court determined that the jurisdictional matter should be decided prior to addressing the motion for preliminary injunction.
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
Note 9. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, marketable securities and available-for-sale securities:

	Fair Value Hierarchy	June 30,
		2017	2016
Assets:
Commercial paper	I	$105,476	$79,968
Money market accounts	I	102,884	159,881
Time deposits	I	1,007,302	1,202,681
Marketable securities	I	—	787
Available-for-sale securities	I	32,851	—
Total assets measured at fair value		$1,248,513	$1,443,317
All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts and time deposits approximates fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	June 30, 2017		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$2,610	$2,610	$7,090	$7,090
Marketable securities	—	—	787	787
Available-for-sale securities (a)	32,851	32,851	—	—
Liabilities
Long-term debt, including current portion (b)	110,000	110,091	—	—
_________________

(a)
Aggregate cost basis for available-for-sale securities, including transaction costs, was $23,222 as of June 30, 2017. The unrealized gain recorded in accumulated other comprehensive income was $9,629 as of June 30, 2017. The income tax expense, included in the accumulated other comprehensive loss, related to unrealized gains from available-for-sale securities, was $4,336 for the year ended June 30, 2017. The fair value of the available-for-sale securities is determined

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

based on quoted market prices in active market at NYSE, which is classified as a Level I input within the fair value hierarchy.

(b)
On January 31, 2017, TAOIH, TAOG and certain of its subsidiaries entered into a $110,000 senior secured five-year term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable.

In connection with the TAO Group acquisition (see Note 3 for further details), the Company recorded $7,900 as the initial fair value of contingent consideration liabilities as a part of purchase price. The fair value was estimated using a Monte-Carlo simulation model which included significant unobservable Level III inputs such as projected financial performance over the earn-out period (five years) along with estimates for market volatility and the discount rate applicable to potential cash payouts.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2017, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of June 30, 2017.
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
In addition to the financial covenant described above, the Knicks Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Knicks Revolving Credit Facility contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Knicks Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Knicks Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a one-year term (the “Knicks Unsecured Credit Facility”). This facility was undrawn as of June 30, 2017 and is expected to be renewed prior to expiration.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2017, Rangers LLC was in compliance with this financial covenant.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of June 30, 2017.
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
In addition to the financial covenant described above, the Rangers Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Rangers Revolving Credit Facility contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the Rangers Revolving Credit Facility.
TAO Credit Facilities
On January 31, 2017, TAOIH, TAOG , and certain of its subsidiaries entered into a credit and guaranty agreement with a syndicate of lenders providing for a senior secured term loan facility of $110,000 with a term of five years (the “TAO Term Loan Facility”) to fund, in part, the acquisition of TAO Group and a senior secured revolving credit facility of up to $12,000 with a term of five years (the “TAO Revolving Credit Facility,” and together with the TAO Term Loan Facility, the “TAO Credit Facilities”) for working capital and general corporate purposes of TAOG. The TAO Credit Facilities were obtained without recourse to MSG or any of its affiliates (other than TAOIH and its subsidiaries).
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. As of March 26, 2017, the most recent date for which compliance certificates were required to be delivered, TAOIH was in compliance with the financial covenants of the TAO Credit Facilities and the TAO Revolving Credit Facility was undrawn.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility. During the year ended June 30, 2017, the Company made interest payments under the TAO Term Loan Facility of $770.
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
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Credit Facilities at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) with premiums due in respect of prepayments of the TAO Term Loan Facility or permanent reduction under the TAO Revolving Credit Facility, in each case, starting at 5.0% initially and stepping down to 0% after three years. Beginning March 31, 2018, TAOG is required to make scheduled amortization payments under the TAO Term Loan Facility in consecutive quarterly installments equal to $687.5 per quarter initially, stepping up over time to $4,125 per quarter by March 31, 2021 and through the final maturity date of the TAO Term Loan Facility with the final balance payable on such maturity date. TAOG is also required to make mandatory prepayments under the TAO Credit Facilities in certain circumstances, including, without limitation, 75% of excess cash flow, with a step-down to 50% when the total net leverage ratio is less than 2.00:1.00.
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
Long-term debt maturities over the next five years for the TAO Term Loan Facility are as follows:

Fiscal year ending June 30, 2018	$—
Fiscal year ending June 30, 2019	2,750
Fiscal year ending June 30, 2020	2,750
Fiscal year ending June 30, 2021	11,000
Fiscal year ending June 30, 2022	93,500
Thereafter	—
Deferred Financing Costs
In connection with the various credit facilities as discussed above, $8,739 of deferred financing costs were incurred, which are being amortized to interest expense over the life of these credit facilities, ranging from one to five years. With respect to the TAO Term Loan Facility, the deferred financing costs are amortized on a straight-line basis over the five-year term of the facility, which approximates the effective interest method.
The following table summarizes the presentation of the TAO Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheet as of June 30, 2017.

	TAO Term Loan Facility	Deferred Financing Costs	Total
Long-term debt, net of deferred financing costs	$110,000	$(4,567)	$105,433

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported on the accompanying consolidated balance sheet:

June 30, 2017
Other current assets	$806
Other assets	2,784
Note 11. Pension Plans and Other Postretirement Benefit Plan
Defined Benefit Pension Plans and Postretirement Benefit Plans
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
For purposes of the combined financial statements issued prior to the Distribution, it was determined that the Company was to be treated as the obligor for the Pension Plans’ and Postretirement Plan’s liabilities. Therefore, the combined financial statements reflect the full impact of such plans on both the financial information for the three months ended September 30, 2015 that is included in the results of operations for the year ended June 30, 2016 and the financial information for the year ended June 30, 2015. The pension expense related to employees of MSG Networks participating in any of these plans during these periods was reflected as a contributory charge from the Company to MSG Networks, resulting in a decrease to the expense recognized in the combined statements of operations.
Post-Distribution
As of the Distribution date, the Company and MSG Networks entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the Distribution with regard to liabilities historically under the former MSG Networks’ Pension Plans and Postretirement Plan. Under the Employee Matters Agreement, the Company assumed or retained certain of the Pension Plans and the Postretirement Plan previously sponsored by MSG Networks, as discussed in further detail in “Certain Relationships and Related Party Transactions — Relationship Between

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

MSG and Us After the Distribution — Employee Matters Agreement” in the Company’s Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September 11, 2015.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2017 and 2016, associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$173,585	$174,131	$6,224	$8,704
Service cost	85	3,054	122	137
Interest cost	4,956	6,986	156	253
Actuarial loss (gain)	(6,820)	17,115	(589)	708
Benefits paid	(5,803)	(4,849)	(179)	(417)
Transfer of liabilities (a)	—	(22,852)	—	(3,161)
Benefit obligation at end of period	166,003	173,585	5,734	6,224
Change in plan assets:
Fair value of plan assets at beginning of period	110,261	99,596	—	—
Actual return on plan assets	(999)	11,484	—	—
Employer contributions	11,263	4,030	—	—
Benefits paid	(5,803)	(4,849)	—	—
Fair value of plan assets at end of period	114,722	110,261	—	—
Funded status at end of period	$(51,281)	$(63,324)	$(5,734)	$(6,224)
_________________

(a)	Represents the benefit obligation related to the MSG Networks Plans as of September 30, 2015, the date of the Distribution, net of pre-Distribution benefit payments of $142 for MSG Networks employees.
Amounts recognized in the consolidated balance sheets as of June 30, 2017 and 2016 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2017	2016	2017	2016
Current liabilities (included in accrued employee related costs)	$(3,818)	$(3,286)	$(200)	$(227)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(47,463)	(60,038)	(5,534)	(5,997)
	$(51,281)	$(63,324)	$(5,734)	$(6,224)
Accumulated other comprehensive income (loss), before income tax, as of June 30, 2017 and 2016 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2017	2016	2017	2016
Actuarial gain (loss)	$(37,317)	$(42,120)	$6	$(583)
Prior service credit	—	—	44	92
	$(37,317)	$(42,120)	$50	$(491)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

For the years ended June 30, 2017, income tax expense, included in the net accumulated other comprehensive loss, related to the Pension Plans and Postretirement Plan was $2,141. There were no income tax expenses related to the Pension Plans and Postretirement Plan that was included in the net accumulated other comprehensive loss for either of the years ended June 30, 2016 and 2015.
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating and selling, general and administrative expenses in the accompanying consolidated and combined statements of operations for the years ended June 30, 2017, 2016 and 2015 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2017	2016	2015	2017	2016	2015
Service cost	$85	$3,054	$6,495	$122	$137	$198
Interest cost	4,956	6,986	7,226	156	253	331
Expected return on plan assets	(2,383)	(2,960)	(3,228)	—	—	—
Recognized actuarial loss	1,365	1,039	2,050	—	—	—
Amortization of unrecognized prior service cost (credit)	—	14	26	(48)	(106)	(138)
Net periodic benefit cost	$4,023	$8,133	$12,569	$230	$284	$391
The net periodic benefit cost for the Pension Plans reported in the table above includes $520 and $2,080 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Pension Plans during the years ended June 30, 2016 and 2015, respectively. In addition, during the years ended June 30, 2016 and 2015 the Company allocated to MSG Networks $229 and $848, respectively, of net periodic benefit cost for the Pension Plans related to corporate employees not specifically identified to either the Company or MSG Networks.
The net periodic benefit cost for the Postretirement Plan reported in the table above includes $18 and $104 of expenses related to MSG Networks employees, representing the contributory charge from the Company to MSG Networks for participation in the Postretirement Plan during the years ended June 30, 2016 and 2015, respectively. In addition, during the years ended June 30, 2016 and 2015 the Company allocated to MSG Networks $11 and $19, respectively, of net periodic benefit cost for the Postretirement Plan related to corporate employees not specifically identified to either the Company or MSG Networks.
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2017, 2016 and 2015 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2017	2016	2015	2017	2016	2015
Actuarial gain (loss)	$3,438	$(8,532)	$(6,993)	$589	$(707)	$855
Recognized actuarial loss	1,365	1,039	2,050	—	—	—
Recognized prior service (credit) cost	—	14	26	(48)	(106)	(138)
Total recognized in other comprehensive income (loss)	$4,803	$(7,479)	$(4,917)	$541	$(813)	$717
The estimated net loss for the Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as a component of net periodic benefit cost over the next fiscal year is $1,239. The estimated prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit credit over the next fiscal year is $37.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $166,003 and $173,585 at June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2017 and 2016 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2017	2016	2017	2016
Discount rate	3.81%	3.61%	3.54%	3.27%
Rate of compensation increase	n/a	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027	2026
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2017, 2016 and 2015 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2017	2016	2015	2017	2016	2015
Discount rate	n/a	4.46%	4.32%	n/a	4.05%	4.00%
Discount rate - projected benefit obligation (a)	3.61%	n/a	n/a	3.27%	n/a	n/a
Discount rate - service cost (a)	3.74%	n/a	n/a	3.53%	n/a	n/a
Discount rate - interest cost (a)	2.99%	n/a	n/a	2.72%	n/a	n/a
Expected long-term return on plan assets	3.38%	4.06%	4.24%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	3.00%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.25%	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2026	2021	2020
_________________

(a)
Effective July 1, 2016, the Company changed the approach used to measure service and interest cost components of net periodic benefit costs for Pension Plans and Postretirement Plan. Previously, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plans’ obligations. Beginning fiscal year 2017, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). The Company believes the Spot Rate Approach provides a more accurate measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of the plans’ obligations and it is accounted for as a change in accounting estimate, which is applied prospectively.

The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2017 and 2016 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates are a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2017	2016	2015	2017	2016
One percentage point increase	$34	$29	$67	$578	$723
One percentage point decrease	(30)	(27)	(58)	(155)	(624)
Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2017 and 2016 was as follows:

	June 30,
Asset Classes (a):	2017	2016
Fixed income securities	83%	85%
Cash equivalents	17%	15%
	100%	100%
_____________________

(a)	The Company’s target allocation for pension plan assets is 80% fixed income securities and 20% cash equivalents as of June 30, 2017.
Prior to the Distribution, investment allocation decisions were made by MSG Networks’ Investment and Benefits Committee. After the Distribution, investment allocation decisions have been made by the Company’s Investment and Benefits Committee, which takes into account investment advice provided by the Company’s external investment consultant. The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefits Committee. The investment consultant also takes into account the plans’ liabilities when making investment allocation recommendations. Those decisions are driven by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The major categories of the pension plan assets are cash equivalents and long duration bonds which are marked-to-market on a daily basis. Due to the fact that the pension plan assets are significantly made up of long duration bonds, the pension plan assets are subjected to interest-rate risk; specifically, a rising interest rate environment. However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates would cause a corresponding decrease to the overall liability of the plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the long duration bond portfolio is invested in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2017 and 2016 by asset class are as follows:

	Fair Value Hierarchy	June 30,
		2017	2016
Fixed income securities:
U.S. Treasury Securities	I	$21,852	$26,102
U.S. corporate bonds	II	62,295	54,945
Foreign issued corporate bonds	II	10,979	12,161
Municipal bonds	II	217	236
Money market accounts	I	19,379	16,817
Total investments measured at fair value		$114,722	$110,261
Contributions for Qualified Defined Benefit Pension Plans
During the year ended June 30, 2017, the Company contributed $11,000 to the Cash Balance Pension Plan and $240 to the Union Plan. The Company expects to contribute $9,000 and $250 to the Cash Balance Pension Plan and Union Plan, respectively, in fiscal year 2018.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2018	$13,060	$203
Fiscal year ending June 30, 2019	8,960	249
Fiscal year ending June 30, 2020	7,800	296
Fiscal year ending June 30, 2021	7,280	359
Fiscal year ending June 30, 2022	7,460	404
Fiscal years ending June 30, 2023 – 2027	40,870	2,613
Defined Contribution Pension Plans
Prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Savings Plan (renamed The Madison Square Garden 401(k) Savings Plan) and the MSG Holdings, L.P. Excess Savings Plan. In connection with the Distribution, The Madison Square Garden 401(k) Savings Plan was converted into a multiple employer plan and, pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. Additionally, the Company established the MSG S&E, LLC Excess Savings Plan (collectively with the MSG 401(k) Savings Plan, the “Savings Plans”), assuming the liabilities from the MSG Holdings, L.P. Excess Savings Plan relating to the Company’s employees.
For the years ended June 30, 2017, 2016 and 2015, expenses related to the Savings Plans, excluding expenses related to MSG Networks’ employees, included in the accompanying consolidated and combined statements of operations were $8,374, $4,191 and $3,080, respectively. These amounts include $89 and $317 of expenses related to the Company’s corporate employees which were allocated to MSG Networks for the years ended June 30, 2016 and 2015, respectively.
In addition, prior to the Distribution, MSG Networks sponsored the MSG Holdings, L.P. 401(k) Union Plan (renamed The Madison Square Garden 401(k) Union Plan, the “Union Savings Plan”). In connection with the Distribution, the Union Savings Plan was converted into a multiple employer plan and, pursuant to the Employee Matters Agreement, the Company became the sponsor and a contributing employer to this plan. For the years ended June 30, 2017, 2016 and 2015, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $646, $676 and $724, respectively.

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

•
If the Company chooses to stop participating in some of these multiemployer defined benefit pension plans, the Company may be required to pay those plans an amount based on the Company’s proportion of the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer defined benefit pension plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2017, 2016 and 2015, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2017 and 2016 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Madison Square Garden Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2017	2016		2017	2016	2015	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players’ Pension Plan	13-5582586	003	Yellow as of 2/1/2016	Yellow as of 2/1/2015	Implemented	$1,830	$1,814	$1,853	No	6/2024 (with certain termination rights becoming effective 6/2023)
Pension Fund of Local No. 1 of I.A.T.S.E.	13-6414973	001	Green as of 12/31/2015	Green as of 12/31/2014	No	2,325	2,236	2,380	No	9/30/2017 - 5/1/2018
National Hockey League Players’ Retirement Benefit Plan	46-2555356	001	Green as of 4/30/2016	Green as of 4/30/2015	No	1,364	1,311	1,359	No	9/2022 (with certain termination rights becoming effective 6/2020)
All Other Multiemployer Defined Benefit Pension Plans						3,397	3,026	1,607
						$8,916	$8,387	$7,199

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The Company was listed in the following plans’ Form 5500’s as providing more than 5 percent of the total contributions for the following plans and plan years:

Fund Name	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan’s Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	December 31, 2015, 2014 and 2013
Pension Fund of Wardrobe Attendants Union Local 764	December 31, 2015, 2014 and 2013
32BJ/Broadway League Pension Fund	December 31, 2015, 2014 and 2013
Pension Fund of Moving Picture Machine Operators Union of Greater New York, Local 306	December 31, 2013
Treasurers and Ticket Sellers Local 751 Pension Fund	August 31, 2016 and 2015
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $7,409, $6,786 and $6,986 for the years ended June 30, 2017, 2016 and 2015, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $1,763, $1,613 and $1,507 for the years ended June 30, 2017, 2016 and 2015, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
Note 12. Share-based Compensation
In connection with the Distribution, the Company adopted its 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights and other equity-based awards. The Company may grant awards for up to 2,650 shares of Madison Square Garden Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Madison Square Garden Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. RSUs that were awarded under the Employee Stock Plan are generally subject to three-year cliff vesting, or vest ratably over three years, with some RSUs being subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 160 shares of Madison Square Garden Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
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
In addition, all Networks RSUs and MSG Networks performance restricted stock units (“Networks PSUs”) granted to the Company’s employees during the three months ended September 30, 2015 and outstanding as of the Distribution date were converted into MSG RSUs and Company performance restricted stock units (“MSG PSUs”), respectively. Further, all Networks RSUs and Networks PSUs granted during the three months ended September 30, 2015 to employees that were employed by both MSG Networks and the Company following the Distribution were converted such that 70% of the value of such grants became MSG RSUs and MSG PSUs, respectively. All conversions described in this paragraph were calculated based upon the ten-day volume-weighted average price of the Company’s Class A Common Stock through October 14, 2015. The MSG RSUs and MSG PSUs with respect to the Company’s Class A Common Stock were issued under the Employee Stock Plan.
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
Share-based Compensation Expense
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year cliff or graded vesting subject to continued employment. For awards that are graded vesting and subject to performance conditions to satisfy tax deductibility for executive officers, in addition to continued employment, the Company uses the graded-vesting method to recognize share-based compensation expense. For MSG PSUs granted during fiscal year 2016, the Company did not recognize share-based compensation expense during the first quarter of fiscal year 2016 as the performance conditions were not yet determined and therefore there was not a grant date for accounting purposes. On December 18, 2015, the Company’s Compensation Committee approved the conversion of the awards to three-year, time-vested awards. Such awards will cliff-vest on the third anniversary of the original grant date without a performance condition (other than conditions to satisfy tax deductibility for executive officers). As such, the Company began recognizing share-based compensation expense during the second quarter of fiscal year 2016.
Share-based compensation expense, reduced for estimated forfeiture, was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses. The following table presents the share-based compensation, reduced for estimated forfeiture, recorded during the years ended June 30, 2017, 2016 and 2015.

	Years Ended June 30,
	2017	2016	2015
Company RSUs and PSUs	$39,960	$18,404	$—
MSG Networks RSUs	1,169	6,072	10,306
Total share-based compensation expense	$41,129	$24,476	$10,306
As of June 30, 2017, there was $54,476 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of 2.0 years for unvested RSUs and PSUs. There were no costs related to share-based compensation that were capitalized.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Share Units Award Activity
The following table summarizes activity relating to the Company’s RSUs and PSUs for the year ended June 30, 2017:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	PSUs and Performance Based Vesting RSUs
Unvested award balance as of June 30, 2016	172	313	$167.51
Granted	124	181	$172.10
Vested	(70)	(24)	$145.61
Forfeited	(18)	(6)	$163.80
Unvested award balance as of June 30, 2017	208	464	$172.78
The fair value of RSUs and PSUs that vested during the year ended June 30, 2017 was $16,315. RSUs granted under the MSG Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 34 of these RSUs, with an aggregate value of $6,003 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2017.
The fair value of RSUs that vested during the year ended June 30, 2016 was $2,164. The weighted-average fair value per share at grant date of RSUs granted during the year ended June 30, 2016 was $176.04.
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
During the year ended June 30, 2017, the Company repurchased 827 shares of Class A Common Stock (based on the settlement date of such trades) for a total cost of $147,967, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of June 30, 2017. As of June 30, 2017, the Company had $271,322 of availability remaining under its stock repurchase authorization.
Note 14. Related Party Transactions
As of June 30, 2017, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2.8% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.3% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”). Prior to June 21, 2016, members of the Dolan Family Group were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”).
In connection with the Distribution, the Company has entered into various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and the TSA.
Additionally, the Company has various agreements with Altice USA (formerly Cablevision). These agreements include arrangements with respect to a number of ongoing commercial relationships. On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred, which resulted in members of the Dolan Family no longer being controlling stockholders of the surviving company, Altice USA. Accordingly, Altice USA is not a related party of the Company, and thus the related party transactions disclosed herein that relate to Cablevision were recognized prior to June 21, 2016.

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
On January 11, 2017, the Company, through a wholly-owned subsidiary, and Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan, the Company’s Executive Chairman and director, and Kristin A. Dolan, his wife and director, entered into reciprocal aircraft lease agreements pursuant to which the Company and Q2C have agreed from time to time to make available for lease each party’s aircraft to the other party on a non-exclusive basis for rent at an hourly rate and specified expenses of each flight. On February 8, 2017, the Company, through a wholly-owned subsidiary, and AMC Networks entered into aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make the aircraft owned or leased by it available to AMC Networks for lease on a “time sharing” basis.
On May 22, 2017, the Company, through a wholly-owned subsidiary, and Charles F. Dolan, a director of the Company, entered into an aircraft dry lease agreement pursuant to which the Company has agreed to make available for lease its G550 aircraft on a non-exclusive basis for rent at an hourly rate and specified expenses of each flight. Additionally, on May 22, 2017, the Company, through a wholly-owned subsidiary, and Sterling Aviation, LLC, a company controlled by Charles F. Dolan, also entered into a reciprocal aircraft dry lease agreement pursuant to which Sterling Aviation, LLC has agreed to make available for lease its GV aircraft on a non-exclusive basis for rent at an hourly rate and specified expenses of each flight.
The Company, through a wholly-owned subsidiary, and MSG Networks are party to an aircraft time sharing agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to MSG Networks for lease on a “time sharing” basis. Additionally, the Company and MSG Networks have agreed on an allocation of the costs of certain helicopter use by its shared executives.
The Company also has certain arrangements with its nonconsolidated affiliates.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily with MSG Networks and Cablevision (until its sale to Altice N.V. on June 21, 2016). These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for the years ended June 30, 2017, 2016 and 2015:

	Years Ended June 30,
	2017	2016	2015
Revenues	$150,534	$153,538	$88,051
Operating expenses (credits):
Corporate general and administrative, net — MSG Networks	$(9,832)	$(38,122)	$(56,999)
Consulting fees	3,943	3,444	—
Advertising expenses	1,249	1,609	4,821
Transactions with Cablevision	—	5,651	3,205
Other, net	72	15	1,269
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
Corporate General and Administrative Expense, net - MSG Networks
The Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. Prior to the Distribution, allocations of corporate overhead and shared services expense were based on direct usage or the relative proportion of revenue or headcount. In addition, the Company’s Sports and Entertainment segments charged MSG Networks for various services performed on behalf of Former Parent. The amount for the year ended June 30, 2015 are presented net of charges of $2,935 received from MSG Networks for services rendered to the Company’s Sports and Entertainment segments.
Furthermore, for the years ended June 30, 2017 and 2016, Corporate general and administrative expense, net - MSG Networks reflects charges from the Company to MSG Networks under the TSA of $8,507 and $6,595, respectively, net of general and administrative costs charged to the Company by MSG Networks.
Consulting Fees
The Company pays AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services. The amounts disclosed above exclude $5,000 paid to AMSGE for work performed towards securing the right to lease property to be developed in Las Vegas for the year ended June 30, 2016. That amount is included in other assets in the accompanying consolidated balance sheet as of June 30, 2017 and 2016 and will be amortized over the term of the lease.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks and Cablevision (until its sale to Altice N.V. on June 21, 2016), most of which are related to the utilization of advertising and promotional benefits by the Company.
Transactions with Cablevision
Amounts represent charges to the Company by Cablevision (until its sale to Altice N.V. on June 21, 2016) for corporate general and administrative expenses and telephone and other fiber optic transmission services. In addition, transactions with Cablevision included net charges related to a reciprocal aircraft arrangement between the Company and Cablevision (until its sale to Altice N.V. on June 21, 2016).
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and DFO/Sterling Aviation, LLC and (ii) time sharing agreements with MSG Networks and AMC Networks.
Other
See Note 5 for information on outstanding loans provided by the Company to its nonconsolidated affiliates.
Cash Management
Historically, MSG Networks used a centralized approach to cash management and financing of operations. The Company’s cash was available for use and was regularly “swept” by MSG Networks at its discretion. Transfers of cash both to and from MSG Networks are included as components of MSG Networks’ investment on the consolidated and combined statements of equity and redeemable noncontrolling interests. The primary components of the net transfers to/from MSG Networks are cash pooling/

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

general financing activities, various expense allocations to/from MSG Networks, and receivables/payables from/to MSG Networks deemed to be effectively net settled at the Distribution date.
MSG Networks’ Investment
All balances and transactions among the Company and MSG Networks and its subsidiaries, which, prior to the Distribution, include intercompany activities, are shown as components of the Company’s equity. As the books and records of the Company were not kept on a separate basis from MSG Networks prior to the Distribution, the determination of the average net balance due to or from MSG Networks was not practicable for the periods prior to the Distribution.
Note 15. Income Taxes
For the periods prior to the Distribution, the Company did not file separate tax returns as the Company was included in the tax grouping of other MSG Networks entities within the respective entity’s tax jurisdiction. The income tax provision included in these periods has been calculated using the separate return basis, as if the Company filed a separate tax return.
Income tax expense (benefit) is comprised of the following components:

	Years Ended June 30,
	2017	2016	2015
Current expense:
Federal	$—	$—	$—
State and other	—	—	—
	—	—	—
Deferred expense (benefit):
Federal	(3,382)	325	288
State and other	(1,022)	(28)	148
	(4,404)	297	436
Income tax expense (benefit)	$(4,404)	$297	$436
The income tax expense differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2017	2016	2015
Federal tax benefit at statutory federal rate	$(28,418)	$(26,948)	$(14,087)
State income taxes, net of federal benefit	(6,716)	(6,843)	(3,334)
Change in the estimated applicable corporate tax rate used to determine deferred taxes	672	(192)	699
Nondeductible disability insurance premiums expense	1,983	1,806	1,349
Tax effect of pre-distribution earnings	—	519	—
Federal tax credits	(354)	(426)	(1,426)
Gains in other comprehensive income	(6,477)	—	—
Book income of consolidated partnership attributable to non-controlling interest	1,414	—	—
Tax effect of indefinite intangible amortization	1,329	—	—
Change in valuation allowance (a)	30,697	31,301	16,260
Nondeductible expenses and other	1,466	1,080	975
Income tax expense (benefit)	$(4,404)	$297	$436
_________________

(a)
For the year ended June 30, 2016, the valuation allowance reflects an increase on the Company’s net deferred tax asset related to fiscal year 2016 activity from the time of the Distribution. As part of the Distribution, MSG Networks is

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

responsible for paying taxes on approximately $348,000 of deferred revenue from ticket sales, sponsorship and suite rentals collected in advance related to the Company’s business. This initially created a deferred tax asset on which the Company recorded a full valuation allowance at the time of the Distribution as it was more likely than not that the deferred tax asset would not be realized.
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2017 and 2016 are as follows:

	June 30,
	2017	2016
Deferred tax asset:
Net operating loss carryforwards	$104,648	$109,074
Tax credit carryforwards	706	426
Accrued employee benefits	84,809	92,799
Accrued expenses	25,672	32,605
Restricted stock and stock options	28,937	15,556
Deferred production costs	2,843	—
Other	8,774	9,263
Total deferred tax assets	$256,389	$259,723
Less valuation allowance	(218,639)	(190,602)
Net deferred tax assets	$37,750	$69,121

Deferred tax liabilities:
Intangible and other assets	$(198,786)	$(199,308)
Property and equipment	(17,162)	(25,364)
Deferred production costs	—	(4,898)
Prepaid expenses	(7,782)	(9,248)
Investments	(10,456)	(24,886)
Total deferred tax liabilities	$(234,186)	$(263,704)

Net deferred tax liability	$(196,436)	$(194,583)
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
Presenting the income tax expense and deferred taxes on a separate return basis results in the creation of net operating loss carryforwards reflected in the net deferred tax liability for the period beginning June 30, 2012 and ended June 30, 2015. For periods subsequent to the Distribution date, these net operating loss and tax credit carryforwards reflect amounts generated by the stand-alone Company beginning with the Distribution date. The federal and state income tax net operating loss carryforwards of $222,205 and $267,859, respectively will primarily expire in 2036. The expected benefit from these net operating loss carryforwards is recorded as a deferred tax asset of $104,648. At this time, based on current facts and circumstances, management believes that it is not more likely than not that the Company will realize the benefit for its federal and state net operating loss deferred tax asset, therefore a full valuation allowance has been recorded.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The operations of the Company were included in the consolidated federal income tax returns of MSG Networks for all periods prior to the Distribution date. Such inclusion results in utilization of losses each year to offset the taxable income of other members in MSG Networks’ federal consolidated group that are not included in these financial statements. Subsequent to the Distribution, any net operating losses generated by the Company are included as a deferred tax asset.
The Company does not have any recorded unrecognized tax benefit for uncertain tax positions as of June 30, 2017 and 2016.
Note 16. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of FASB ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. The Company allocates certain corporate costs and its performance venues operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation and amortization expense related to The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvements not allocated to the reportable segments is reported in “Corporate and Other.” Additionally, the Company does not allocate any purchase accounting adjustments to the reporting segments.
During the first quarter of fiscal year 2017, the Company refined its approach to allocating corporate, performance venues operating and other shared expenses. Management analyzed the specific support provided by individual corporate and venue personnel, in part using a detailed efforts-based analysis. The Company considered the new approach to better define segment profitability for users of the financial information and, therefore, made this change in the first quarter of fiscal year 2017. Prior periods results are reflected as originally reported and have not been restated. Had the revised approach been used in fiscal year 2016, operating income reported in MSG Sports would have increased and operating loss reported in MSG Entertainment would have improved by $6,045 and $337, respectively. These changes in the MSG Sports and MSG Entertainment segments operating income (loss) would have been offset by an increase of $6,382 in the operating loss of “Corporate and Other” for the year ended June 30, 2016. The adjusted operating income, as defined below, reported in MSG Sports would have increased and adjusted operating loss reported in MSG Entertainment would have improved during the year ended June 30, 2016 by $5,908 and $2,680, respectively. These improvements would have been offset by an increase of $8,588 in the adjusted operating loss of “Corporate and Other” for the year ended June 30, 2016. The combined statements of operations for the year ended June 30, 2015 include allocations for certain support functions that were provided on a centralized basis by Former Parent and not historically recorded at the business unit level. As a result, it is not practicable to determine the impact the revised approach to allocating corporate, performance venues operating and other shared expenses would have on the Company reporting segments operating results for fiscal year 2015.
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits, and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of the items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated adjusted operating income (loss). The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators. In the first quarter of fiscal 2017, the Company renamed its non-GAAP performance measure to adjusted operating income (loss) - formerly known as adjusted operating cash flow. There has been no change to the definition aside from the exclusion of the impact of purchase accounting adjustments related to acquisitions as a result of the Company’s purchase of a controlling interest in BCE and TAO Group, which occurred in the first and third quarter, respectively, in fiscal year 2017.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure to adjusted operating income (loss).
Information as to the operations of the Company’s reportable segments is set forth below.

	Year ended June 30, 2017
	MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments		Total
Revenues	$506,468	$811,984	$—	$—		$1,318,452
Direct operating expenses	378,325	473,590	—	9,466	(a)	861,381
Selling, general and administrative expenses	120,496	209,941	79,602	—	(b)	410,039
Depreciation and amortization	11,339	9,319	83,578	3,152	(c)	107,388
Operating income (loss)	(3,692)	119,134	(163,180)	(12,618)		(60,356)
Loss in equity method investments						(29,976)
Interest income						11,836
Interest expense						(4,189)
Miscellaneous income					(d)	1,492
Loss from operations before income taxes						$(81,193)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	(3,692)	119,134	(163,180)	(12,618)		(60,356)
Add back:
Share-based compensation expense	14,323	14,548	12,258	—		41,129
Depreciation and amortization	11,339	9,319	83,578	3,152	(c)	107,388
Other purchase accounting adjustments	—	—	—	9,466		9,466
Adjusted operating income (loss)	$21,970	$143,001	$(67,344)	$—		$97,627

Other information:
Capital expenditures	$11,460	$2,393	$30,371	$—		$44,224

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Year ended June 30, 2016
	MSG Entertainment	MSG Sports	Corporate and Other		Total
Revenues	$415,390	$699,062	$859		$1,115,311
Direct operating expenses	341,637	396,220	—	(a)	737,857
Selling, general and administrative expenses	96,204	182,131	55,268	(b)	333,603
Depreciation and amortization	9,884	10,957	81,641	(c)	102,482
Operating income (loss)	(32,335)	109,754	(136,050)		(58,631)
Loss in equity method investments					(19,099)
Interest income					6,782
Interest expense					(2,028)
Miscellaneous expense				(d)	(4,017)
Loss from operations before income taxes					$(76,993)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	(32,335)	109,754	(136,050)		(58,631)
Add back:
Share-based compensation expense	7,870	10,316	6,290		24,476
Depreciation and amortization	9,884	10,957	81,641	(c)	102,482
Adjusted operating income (loss)	$(14,581)	$131,027	$(48,119)		$68,327

Other information:
Capital expenditures	$4,974	$4,578	$62,164	(e)	$71,716

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Year ended June 30, 2015
	MSG Entertainment	MSG Sports	Corporate and Other		Total
Revenues	$414,161	$656,683	$707		$1,071,551
Direct operating expenses	307,373	417,508	—		724,881
Selling, general and administrative expenses	69,215	144,770	24,333	(b)	238,318
Depreciation and amortization	10,321	19,089	79,348	(c)	108,758
Operating income (loss)	27,252	75,316	(102,974)		(406)
Loss in equity method investments					(40,590)
Interest income					3,056
Interest expense					(2,498)
Miscellaneous income					190
Loss from operations before income taxes					$(40,248)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)	27,252	75,316	(102,974)		(406)
Add back:
Share-based compensation expense	3,616	3,601	3,089	(f)	10,306
Depreciation and amortization	10,321	19,089	79,348	(c)	108,758
Adjusted operating income (loss)	$41,189	$98,006	$(20,537)		$118,658

Other information:
Capital expenditures	$5,665	$4,513	$53,905	(e)	$64,083
_________________

(a)
MSG Entertainment’s direct operating expenses for the years ended June 30, 2017 and 2016 include $33,629 and $41,816, respectively, of write-offs of deferred production costs associated with the New York Spectacular production (see Note 2).

(b)
Corporate and Other consists of unallocated corporate general and administrative costs. The amount for the year ended June 30, 2016 include approximately $6,900 of reorganization costs which primarily consists of severance and related benefits. Such costs were paid during fiscal year 2017.

(c)
Corporate and Other principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(d)
Miscellaneous income for the year ended June 30, 2017 consists principally of the recovery of certain claims in connection with a third-party bankruptcy proceeding. Miscellaneous expenses for the year ended June 30, 2016 primarily include partial write-down of one of the Company’s cost method investments (see Note 5).

(e)
Corporate and Other’s capital expenditures for the year ended June 30, 2016 are primarily associated with the purchase of a new aircraft, as well as certain investments with respect to The Garden. Corporate and Other’s capital expenditures for the year ended June 30, 2015 is primarily associated with certain investments with respect to The Garden and the Forum.

(f)	The amount for the year ended June 30, 2015 include executive management transition costs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

The table below sets forth, for the periods presented, the Company’s consolidated revenues for the years ended June 30, 2017 and 2016 and combined revenues for the year ended June 30, 2015 by component.

	Years Ended June 30,
	2017	2016	2015
Revenues
Event-related revenues (a)	$908,941	$834,213	$816,300
Media rights revenues (b)	220,021	179,816	129,081
Advertising sales commission, sponsorship and signage revenues (c)	74,685	68,661	50,451
All other revenues (d)	114,805	32,621	75,719
	$1,318,452	$1,115,311	$1,071,551
_________________

(a)
Primarily consists of professional sports teams’, entertainment and other live sporting events revenues. These amounts include (i) ticket sales, (ii) other ticket-related revenue, (iii) food, beverage and merchandise sales, (iv) venue license fees, and (v) event-related sponsorship and signage revenues.

(b)	Primarily consists of telecast rights fees from MSG Networks and the Company’s share of league distributions.

(c)	Amounts exclude event-related sponsorship and signage revenues.

(d)
Primarily consists of (i) playoff revenue, which includes ticket sales, food, beverage and merchandise sales, and suite rental fees, (ii) nonevent-related food and beverage revenues and (iii) other non-media rights related league distributions.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 17. Concentrations of Risk
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
The following individual non-affiliated customers accounted for the following percentages of the Company’s consolidated accounts receivable balances:

	June 30,
	2017	2016
Customer A (a)	11%	1%
Customer B	10%	14%
____________
(a) A receivable from Customer A as of June 30, 2017 is primarily associated with a nonrecurring transaction.
The Company did not have a single non-affiliated customer that represented 10% or more of its consolidated revenues for the years ended June 30, 2017, 2016 and 2015. Revenues from MSG Networks amounted to $149,197, $144,947 and $80,999 for the years ended June 30, 2017, 2016 and 2015, which represent 11%, 13% and 8%, respectively, of the Company’s consolidated revenues (see Note 14).
As of June 30, 2017, approximately 6,500 full-time and part-time employees, who represent approximately 50% of the Company’s workforce, are subject to CBAs. Approximately 34% are subject to CBAs that expired as of June 30, 2017 and approximately 23% are subject to CBAs that will expire by June 30, 2018 if they are not extended prior thereto.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

Note 18. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended June 30, 2017 and 2016:

	Three Months Ended				Year ended June 30, 2017
	September 30,	December 31,	March 31,	June 30,
	2016	2016	2017	2017
Revenues	$181,695	$445,150	$386,033	$305,574	$1,318,452
Operating expenses	214,538	386,899	379,327	398,044	1,378,808
Operating income (loss)	$(32,843)	$58,251	$6,706	$(92,470)	$(60,356)
Net income (loss)	$(28,914)	$57,421	$(17,843)	$(87,453)	$(76,789)
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$(28,626)	$57,726	$(17,545)	$(84,278)	$(72,723)
Basic earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(1.19)	$2.41	$(0.74)	$(3.58)	$(3.05)
Diluted earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(1.19)	$2.39	$(0.74)	$(3.58)	$(3.05)

	Three Months Ended				Year ended June 30, 2016
	September 30,	December 31,	March 31,	June 30,
	2015	2015	2016	2016
Revenues	$150,381	$410,838	$336,328	$217,764	$1,115,311
Operating expenses	154,958	361,799	393,264	263,921	1,173,942
Operating income (loss)	$(4,577)	$49,039	$(56,936)	$(46,157)	$(58,631)
Net income (loss)	$(1,603)	$43,488	$(60,756)	$(58,419)	$(77,290)
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$(1,603)	$43,488	$(60,756)	$(58,419)	$(77,290)
Basic earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(0.06)	$1.74	$(2.47)	$(2.39)	$(3.12)
Diluted earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(0.06)	$1.74	$(2.47)	$(2.39)	$(3.12)