Form 10-Q
period 2017-09-30
Madison Square Garden Co
filed 2017-11-03
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2017:

Class A Common Stock par value $0.01 per share	—	19,030,926
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,163,947	$1,238,114
Restricted cash	34,255	34,000
Accounts receivable, net	95,811	102,085
Net related party receivables	3,425	2,714
Prepaid expenses	55,246	23,358
Other current assets	26,816	49,458
Total current assets	1,379,500	1,449,729
Investments and loans to nonconsolidated affiliates	249,488	242,287
Property and equipment, net of accumulated depreciation and amortization of $649,130 and $623,086 as of September 30, 2017 and June 30, 2017, respectively	1,153,175	1,159,271
Amortizable intangible assets, net	259,622	256,975
Indefinite-lived intangible assets	166,850	166,850
Goodwill	388,575	380,087
Other assets	63,327	57,554
Total assets	$3,660,537	$3,712,753
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$19,789	$24,084
Net related party payables	8,371	17,576
Current portion of long-term debt	688	—
Accrued liabilities:
Employee related costs	59,846	138,858
Other accrued liabilities	159,269	191,344
Deferred revenue	468,841	390,180
Total current liabilities	716,804	762,042
Long-term debt, net of deferred financing costs	104,987	105,433
Defined benefit and other postretirement obligations	44,364	52,997
Other employee related costs	28,601	29,399
Deferred tax liabilities, net	197,193	196,436
Other liabilities	73,521	65,955
Total liabilities	1,165,470	1,212,262
Commitments and contingencies (see Note 7)
Redeemable noncontrolling interests	81,530	80,630
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,058 and 19,014 shares outstanding as of September 30, 2017 and June 30, 2017, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2017 and June 30, 2017	45	45
Preferred stock, par value $0.01,15,000 shares authorized; none outstanding as of September 30, 2017 and June 30, 2017	—	—
Additional paid-in capital	2,826,590	2,832,516
Treasury stock, at cost, 1,390 and 1,433 shares as of September 30, 2017 and June 30, 2017, respectively	(235,449)	(242,077)
Accumulated deficit	(161,920)	(148,410)
Accumulated other comprehensive loss	(34,557)	(34,115)
Total The Madison Square Garden Company stockholders’ equity	2,394,913	2,408,163
Nonredeemable noncontrolling interests	18,624	11,698
Total equity	2,413,537	2,419,861
Total liabilities, redeemable noncontrolling interests and equity	$3,660,537	$3,712,753
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
Revenues (a)	$245,048	$181,695

Operating expenses:
Direct operating expenses (b)	123,736	111,407
Selling, general and administrative expenses (c)	106,416	77,021
Depreciation and amortization	30,546	26,110
Operating loss	(15,650)	(32,843)
Other income (expense):
Earnings (loss) in equity method investments	4,725	(994)
Interest income (d)	4,386	2,399
Interest expense	(3,711)	(410)
Miscellaneous income	145	—
	5,545	995
Loss from operations before income taxes	(10,105)	(31,848)
Income tax benefit (expense)	(762)	2,934
Net loss	(10,867)	(28,914)
Less: Net income attributable to redeemable noncontrolling interests	900	—
Less: Net loss attributable to nonredeemable noncontrolling interests	(660)	(288)
Net loss attributable to The Madison Square Garden Company’s stockholders	$(11,107)	$(28,626)

Basic loss per common share attributable to The Madison Square Garden Company’s stockholders	$(0.47)	$(1.19)
Diluted loss per common share attributable to The Madison Square Garden Company’s stockholders	$(0.47)	$(1.19)
Weighted-average number of common shares outstanding:
Basic	23,567	24,054
Diluted	23,567	24,054
_________________

(a)	Include revenues from related parties of $35,910 and $33,841 for the three months ended September 30, 2017 and 2016, respectively.

(b)	Include net charges from related parties of $146 and $214 for the three months ended September 30, 2017 and 2016, respectively.

(c)	Include net charges to related parties of $(1,438) and $(1,588) for the three months ended September 30, 2017 and 2016, respectively.

(d)	Includes interest income from nonconsolidated affiliates of $1,163 and $865 for the three months ended September 30, 2017 and 2016, respectively.
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2017		2016
Net loss		$(10,867)		$(28,914)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$340		$344
Amortization of prior service credit included in net periodic benefit cost	(12)	328	(12)	332
Net changes related to available-for-sale securities		(770)		6,742
Other comprehensive income (loss), before income taxes		(442)		7,074
Income tax expense related to items of other comprehensive income		—		(3,126)
Other comprehensive income (loss), net of income taxes		(442)		3,948
Comprehensive loss		(11,309)		(24,966)
Less: Comprehensive income attributable to redeemable noncontrolling interests		900		—
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(660)		(288)
Comprehensive loss attributable to The Madison Square Garden Company’s stockholders		$(11,549)		$(24,678)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,867)	$(28,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,546	26,110
Provision for (benefit from) deferred income taxes	757	(2,934)
Share-based compensation expense	12,904	8,355
Loss (earnings) in equity method investments, net of income distributions	(4,725)	994
Purchase accounting adjustments associated with rent-related intangibles and deferred rent	1,191	—
Other non-cash (income) expense	419	(206)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	7,069	(12,226)
Net related party receivables	(711)	(1,006)
Prepaid expenses and other assets	(14,513)	(14,742)
Accounts payable	(4,381)	3,760
Net related party payables	(9,205)	(11,339)
Accrued and other liabilities	(119,476)	(90,255)
Deferred revenue	78,637	100,753
Net cash used in operating activities	(32,355)	(21,650)
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(19,539)	(8,342)
Payments for acquisition of assets	(1,000)	(1,000)
Payments to acquire available-for-sale securities	—	(23,099)
Payments for acquisition of businesses, net of cash acquired	(2,181)	(13,468)
Investments and loans to nonconsolidated affiliates	(2,300)	(2,633)
Cash paid for notes receivable	(1,500)	—
Net cash used in investing activities	(26,520)	(48,542)
Cash flows from financing activities:
Repurchases of common stock	(3,761)	(72,277)
Taxes paid in lieu of shares issued for equity-based compensation	(10,873)	(6,207)
Distributions to noncontrolling interest holders	(596)	—
Payments for financing costs	(62)	(1,560)
Net cash used in financing activities	(15,292)	(80,044)
Net decrease in cash and cash equivalents	(74,167)	(150,236)
Cash and cash equivalents at beginning of period	1,238,114	1,444,317
Cash and cash equivalents at end of period	$1,163,947	$1,294,081
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$14	$168
Capital expenditures incurred but not yet paid	8,058	3,250
Accrued earn-out liability	6,586	—

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2017	$249	$2,832,516	$(242,077)	$(148,410)	$(34,115)	$2,408,163	$11,698	$2,419,861	$80,630
Change in accounting policy related to share-based forfeiture rates	—	2,403	—	(2,403)	—	—	—	—	—
Net income (loss)	—	—	—	(11,107)	—	(11,107)	(660)	(11,767)	900
Other comprehensive loss	—	—	—	—	(442)	(442)	—	(442)	—
Comprehensive income (loss)						(11,549)	(660)	(12,209)	900
Share-based compensation	—	12,933	—	—	—	12,933	—	12,933	—
Tax withholding associated with shares issued for equity-based compensation	—	(10,873)	—	—	—	(10,873)	—	(10,873)	—
Common stock issued under stock incentive plans	—	(10,389)	10,389	—	—	—	—	—	—
Repurchases of common stock	—	—	(3,761)	—	—	(3,761)	—	(3,761)	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(596)	(596)	—
Noncontrolling interests from acquisition	—	—	—	—	—	—	8,182	8,182	—
Balance as of September 30, 2017	$249	$2,826,590	$(235,449)	$(161,920)	$(34,557)	$2,394,913	$18,624	$2,413,537	$81,530

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2016	$249	$2,806,352	$(101,882)	$(75,687)	$(42,611)	$2,586,421	$—	$2,586,421
Net loss	—	—	—	(28,626)	—	(28,626)	(288)	(28,914)
Other comprehensive income	—	—	—	—	3,948	3,948	—	3,948
Comprehensive loss						(24,678)	(288)	(24,966)
Share-based compensation	—	8,409	—	—	—	8,409	—	8,409
Tax withholding associated with shares issued for equity-based compensation	—	(5,653)	(1,332)	—	—	(6,985)	—	(6,985)
Common stock issued under stock incentive plans	—	(8,563)	8,563	—	—	—	—	—
Repurchases of common stock	—	—	(72,277)	—	—	(72,277)	—	(72,277)
Noncontrolling interests from acquisition	—	—	—	—	—	—	11,394	11,394
Balance as of September 30, 2016	$249	$2,800,545	$(166,928)	$(104,313)	$(38,663)	$2,490,890	$11,106	$2,501,996

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group Holdings LLC (“TAO Group”) and Boston Calling Events LLC (“BCE”). TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces outdoor music festivals, including New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original productions — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”) and the New York Spectacular Starring the Radio City Rockettes (the “New York Spectacular”). MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA Gatorade League (the “NBAGL”). The MSG Sports segment also includes other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. In July 2017, the Company acquired a controlling interest in Counter Logic Gaming (“CLG”), a premier North American esports organization, which is now part of the MSG Sports segment.
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
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”), formerly known as The Madison Square Garden Company. On September 11, 2015, MSG Networks’ board of directors approved the distribution of all the outstanding common stock of Madison Square Garden to MSG Networks’ stockholders (the “Distribution”), which occurred on September 30, 2015. See Note 1 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the Distribution to its common stockholders.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company’s fiscal year.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from TAO Group, BCE and CLG, in which the Company has a controlling voting interest. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. TAO Group, BCE and CLG are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interest in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interest in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. See Note 2 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the classification of redeemable noncontrolling interests of TAO Group. In addition, TAO Group’s results are reported on a three-month lag basis and TAO Group reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three months ended September 30, 2017 include TAO Group’s operating results from March 27, 2017 to June 25, 2017.
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the Financial Statements are reasonable.
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
Summary of Significant Accounting Policies
The following is an update to the Company’s Summary of Significant Accounting Policies disclosed in its Annual Report on Form 10-K for the year ended June 30, 2017:
Revenue Recognition
Deferred revenue reported in the accompanying consolidated balance sheets as of September 30, 2017 and June 30, 2017 includes amounts due to the third-party promoters of $46,479 and $72,400, respectively.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. ASU No. 2016-07 eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. This standard was adopted by the Company prospectively in the first quarter of fiscal year 2018. The adoption of the standard did not have an impact on the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. ASU No. 2016-09, among other things, (i) requires the income tax effects of all awards to be recognized in the statement of operations when the awards vest or are settled, (ii) allows an employer to repurchase more of an employee’s shares for tax withholding purposes than currently allowable, without triggering liability accounting, and provides companies with the option to make a policy election to account for forfeitures as they occur, and (iii) requires companies to present excess tax benefits as operating activity rather than as financing activity on the statement of cash flows. This standard was adopted by the Company in the first quarter of fiscal year 2018. In connection with the Company's election to record forfeitures as they occur, the Company used the modified retrospective transition method and recorded a cumulative effect of $2,403, which was an increase in beginning accumulated deficits with the offset by an equal increase in additional paid in capital. As a result of this guidance, the company also recorded $1,083 of additional deferred tax assets, which are fully offset by a valuation allowance. In addition, the Company prospectively adopted the provision regarding the presentation of excess tax benefits in the statement of cash flows, which did not result in a change in the net cash provided by operating activities for the three months ended September 30, 2017 because the Company currently maintains a 100% valuation allowance on its deferred tax asset.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU No. 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. This standard was early adopted by the Company prospectively in the first quarter of fiscal year 2018. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. ASC Topic 606, among other things, (i) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and (ii) requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard under ASU No. 2014-09. ASU No. 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the principle in ASU No 2014-09 for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately. ASU No. 2016-10 also clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract and allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU No. 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at transition, and technical correction. In December, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. Early adoption of ASC Topic 606 and the related updates discussed above is permitted and the Company can early adopt ASC Topic 606 and the related updates beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASC Topic 606 and the related updates will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing. Based on efforts to date, the Company believes that the adoption of the standard will impact the identification of, and allocation across, performance obligations as well as the timing of revenue recognition for certain of its revenue streams that were previously recorded on a straight-line basis over the related contractual terms.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07 requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose by line item the amount of net benefit cost that is included in the statement of operations or capitalized in assets. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period and to report other components of net benefit cost separately and outside the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost in the statements of operations and on a prospective basis for the capitalization of the service cost component of net benefit cost in assets. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. For the three months ended September 30, 2017, net periodic pension and other postretirement employee benefit cost reported within operating loss totaled to $1,062 of which $52 represented service cost.

Note 3. Acquisition
On July 28, 2017, the Company acquired a 65% controlling interest in CLG, a premier North American esports organization. The amounts of revenue and net income of CLG since the acquisition date included in the Company’s consolidated statement of operations for the three months ended September 30, 2017 were not material. Pro forma information is not provided since the acquisition was not material when compared with the Company’s consolidated financial statements.
Note 4. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players on the Company’s sports teams for waiver/contract termination costs and a player trade (“Team Personnel Transactions”). Team Personnel Transactions amounted to $100 and $5,010 for the three months ended September 30, 2017 and 2016, respectively.

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

	Ownership Percentage	Investment	Loan (a)		Total
September 30, 2017
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”)	50%	$107,304	$97,500		$204,804
Brooklyn Bowl Las Vegas, LLC (“BBLV”)	(b)	—	2,662	(c)	2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”)	50%	14,336	16,911	(d)	31,247
Cost method investments		10,775	—		10,775
Total investments and loans to nonconsolidated affiliates		$132,415	$117,073		$249,488

June 30, 2017
Equity method investments:
AMSGE	50%	$104,024	$97,592	(e)	$201,616
BBLV	(b)	—	2,662	(c)	2,662
Tribeca Enterprises	50%	12,864	14,370	(d)	27,234
Cost method investments		10,775	—		10,775
Total investments and loans to nonconsolidated affiliates		$127,663	$114,624		$242,287
_________________

(a)
In connection with the Company’s investments in AMSGE and Tribeca Enterprises, the Company provides $100,000 and $17,500 revolving credit facilities to these entities, respectively. Pursuant to their terms, the AMSGE and Tribeca Enterprises revolving credit facilities will terminate on September 20, 2020 and June 30, 2021, respectively.

(b)
The Company is entitled to receive back its capital, which was 74% of BBLV’s total capital as of September 30, 2017 and June 30, 2017, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(c)	Represents the outstanding loan balance, inclusive of amounts due to the Company for interest of $62 as of September 30, 2017 and June 30, 2017.

(d)
Includes outstanding payments-in-kind (“PIK”) interest of $1,111 and $870 as of September 30, 2017 and June 30, 2017, respectively. PIK interest owed does not reduce availability under the revolving credit facility.

(e)	Represents the outstanding loan balance, inclusive of amounts due to the Company for interest of $92 as of June 30, 2017.
See Note 7 for more information regarding a legal matter associated with AMSGE.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Summarized Financial Information of Equity Method Investees
The following is summarized financial information for the Company’s individually significant equity method investment as required by the guidance in the SEC Regulation S-X Rule 4-08(g). The amounts shown below represent 100% of this equity method investment’s results of operations:

	Three Months Ended
	September 30,
Results of Operations	2017	2016
Revenues	$45,545	$36,049
Income from continuing operations	7,561	1,552
Net income	7,561	1,552
Net income attributable to controlling interest	5,311	596
Note 6. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of September 30, 2017 and June 30, 2017 are as follows:

	September 30, 2017	June 30, 2017
MSG Entertainment	$161,952	$161,900
MSG Sports	226,623	218,187
	$388,575	$380,087
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units.
The Company’s indefinite-lived intangible assets as of September 30, 2017 and June 30, 2017 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company’s intangible assets subject to amortization are as follows:

September 30, 2017	Gross	Accumulated Amortization	Net
Trade names	$100,830	$(2,373)	$98,457
Venue management contracts	79,000	(1,901)	77,099
Favorable lease assets	54,253	(2,031)	52,222
Season ticket holder relationships	50,032	(41,705)	8,327
Non-compete agreements	11,400	(732)	10,668
Festival rights	9,080	(923)	8,157
Other intangibles	7,917	(3,225)	4,692
	$312,512	$(52,890)	$259,622

June 30, 2017	Gross	Accumulated Amortization	Net
Trade names	$98,530	$(1,003)	$97,527
Venue management contracts	79,000	(761)	78,239
Favorable lease assets	54,253	(812)	53,441
Season ticket holder relationships	50,032	(40,871)	9,161
Non-compete agreements	9,000	(261)	8,739
Festival rights	9,080	(739)	8,341
Other intangibles	4,217	(2,690)	1,527
	$304,112	$(47,137)	$256,975
For the three months ended September 30, 2017 and 2016, amortization expense for intangible assets was $5,753 and $1,616, respectively. The increase in amortization expense reflects the purchase accounting adjustments for the TAO Group and CLG acquisitions.
Note 7. Commitments and Contingencies
Commitments
As more fully described in Note 8 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, the Company’s commitments consist primarily of (i) the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for entertainment venues, and corporate office, and (iii) revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises (see Note 5). The Company did not have any material changes in its contractual obligations since the end of fiscal year 2017 other than activities in the ordinary course of business.
In connection with the TAO Group and CLG acquisitions, the Company has accrued contingent consideration as part of the purchase price allocation. See Note 8 for further details of the amount recorded in the accompanying consolidated balance sheet as of September 30, 2017. In addition, see Note 10 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 regarding the principal repayments required under the TAO Group’s senior secured term loan facility.
Legal Matters
The Company owns 50% of AMSGE, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over ten thousand commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017, which has been extended through March 31, 2018. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for public performance licenses. The judge in the Central District of California recently denied RMLC’s motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case. On July 21, 2017, RMLC filed a preliminary injunction motion in the United States District Court for the Eastern District of

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Pennsylvania to extend the duration of the interim licenses which GMR had granted to certain radio stations. The district court determined that the jurisdictional matter should be decided prior to addressing the motion for preliminary injunction.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 8. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, marketable securities and available-for-sale securities:

	Fair Value Hierarchy	September 30, 2017	June 30, 2017
Assets:
Commercial Paper	I	$105,587	$105,476
Money market accounts	I	195,799	102,884
Time deposits	I	833,573	1,007,302
Available-for-sale securities	I	32,081	32,851
Total assets measured at fair value		$1,167,040	$1,248,513
All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amounts of the Company’s commercial paper, money market accounts and time deposits approximate fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2017		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$4,113	$4,113	$2,610	$2,610
Available-for-sale securities (a)	32,081	32,081	32,851	32,851
Liabilities
Long-term debt, including current portion (b)	$110,000	$109,843	$110,000	$110,091
_________________

(a)
Aggregate cost basis for available-for-sale securities, including transaction costs, was $23,222 as of September 30, 2017. The unrealized gain recorded in accumulated other comprehensive loss was $8,859 as of September 30, 2017. The fair value of the available-for-sale securities is determined based on quoted market prices in an active market at the New York Stock Exchange, which is classified within Level I of the fair value hierarchy.

(b)
On January 31, 2017, TAO Group Intermediate Holdings LLC (“TAOIH”), TAO Group Operating LLC (“TAOG”) and certain of its subsidiaries entered into a $110,000 senior secured five-year term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable.

In connection with the TAO Group acquisition (see Note 3 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for further details), the Company recorded certain contingent consideration liabilities at fair value as part of the purchase price allocation. The fair value was estimated using a Monte-Carlo simulation model which included significant unobservable Level III inputs such as projected financial performance over the earn-out period (five years) along with estimates for market volatility and the discount rate applicable to

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

potential cash payouts. As of September 30, 2017 and June 30, 2017, the fair value of contingent consideration liabilities in connection with the TAO Group acquisition was $7,900.
In connection with the CLG acquisition, the Company may be required to make future payments for deferred and contingent consideration up to a total of $9,150 based upon the achievement of certain specified objectives during the three years following the transaction as defined under the membership interest purchase agreement. As of September 30, 2017, the Company recorded $6,586 as the initial fair value of deferred and contingent consideration liabilities as part of the preliminary purchase price allocation. The fair values of these deferred and contingent consideration liabilities were estimated using weighted probabilities of achievement for the possible objective and earn-out events and adjusted for a discount rate applicable to the deferred and potential cash payouts.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2017, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of September 30, 2017.
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
In addition to the financial covenant described above, the Knicks Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Knicks Credit Agreement contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Knicks Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Knicks Credit Agreement; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms effective as of September 29, 2017. This facility was undrawn as of September 30, 2017.

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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2017, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of September 30, 2017.
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
In addition to the financial covenant described above, the Rangers Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Rangers Credit Agreement contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Rangers Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Rangers Credit Agreement; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the Rangers Revolving Credit Facility.
TAO Credit Facilities
On January 31, 2017,TAOIH, TAOG, and certain of its subsidiaries entered into a credit and guaranty agreement with a syndicate of lenders providing for a senior secured term loan facility of $110,000 with a term of five years (the “TAO Term Loan Facility”) to fund, in part, the acquisition of TAO Group and a senior secured revolving credit facility of up to $12,000 with a term of five years (the “TAO Revolving Credit Facility,” and together with the TAO Term Loan Facility, the “TAO Credit Facilities”) for working capital and general corporate purposes of TAOG. The TAO Credit Facilities were obtained without recourse to MSG or any of its affiliates (other than TAOIH and its subsidiaries).
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with the financial covenants of the TAO Credit Facilities as of June 25, 2017 (the most recent date at which compliance was assessed under the TAO Credit Facilities). The TAO Revolving Credit Facility was undrawn as of September 30, 2017.

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
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility. TAO Group made interest payments under the TAO Term Loan Facility of $2,518 for the three months ended June 25, 2017 (the period for which TAO Group’s operating results are recorded in the Company’s consolidated statements of operations for the three months ended September 30, 2017).
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
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Credit Facilities at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) with premiums due in respect of prepayments of the TAO Term Loan Facility or permanent reduction under the TAO Revolving Credit Facility, in each case, starting at 5.0% initially and stepping down to 0% after three years. Beginning March 31, 2018, TAOG is required to make scheduled amortization payments under the TAO Term Loan Facility in consecutive quarterly installments equal to $688 per quarter initially, stepping up over time to $4,125 per quarter by March 31, 2021 and through the final maturity date of the TAO Term Loan Facility with the final balance payable on such maturity date. TAOG is also required to make mandatory prepayments under the TAO Credit Facilities in certain circumstances, including, without limitation, 75% of excess cash flow, with a step-down to 50% when the total net leverage ratio is less than 2.00:1.00.
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
See Note 10 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the Company’s debt maturities for the TAO Term Loan Facility.
Deferred Financing Costs
The following table summarizes the presentation of the TAO Term Loan Facility, and the related deferred financing costs in the accompanying consolidated balance sheets as of September 30, 2017 and June 30, 2017.

	September 30, 2017
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt	$688	$—	$688
Long-term debt, net of deferred financing costs	109,312	(4,325)	104,987
Total	$110,000	$(4,325)	$105,675

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	June 30, 2017
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt	$—	$—	$—
Long-term debt, net of deferred financing costs	110,000	(4,567)	105,433
Total	$110,000	$(4,567)	$105,433

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported on the accompanying consolidated balance sheets as of September 30, 2017 and June 30, 2017.

	September 30, 2017	June 30, 2017
Other current assets	$778	$806
Other assets	2,491	2,784
Note 10. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan (a)	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2017	$(39,408)	$5,293	$(34,115)
Other comprehensive loss before reclassifications, before income taxes	—	(770)	(770)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	328	—	328
Other comprehensive income (loss)	328	(770)	(442)
Balance as of September 30, 2017	$(39,080)	$4,523	$(34,557)

Balance as of June 30, 2016	$(42,611)	$—	$(42,611)
Other comprehensive income before reclassifications, before income taxes	—	6,742	6,742
Amounts reclassified from accumulated other comprehensive loss, before income taxes	332	—	332
Income tax expense	(100)	(3,026)	(3,126)
Other comprehensive income	232	3,716	3,948
Balance as of September 30, 2016	$(42,379)	$3,716	$(38,663)
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 11. Pension Plans and Other Postretirement Benefit Plan
See Note 11 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the Company’s defined benefit pension plans (“Pension Plans”), postretirement benefit plan (“Postretirement Plan”), MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (collectively, the “Savings Plans”), and MSG Holdings, L.P. 401(k) Union Plan (the “Union Savings Plan”).
Defined Benefit Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2017 and 2016 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$21	$23	$31	$34
Interest cost	1,239	1,240	39	41
Expected return on plan assets	(596)	(596)	—	—
Recognized actuarial loss	340	344	—	—
Amortization of unrecognized prior service credit	—	—	(12)	(12)
Net periodic benefit cost	$1,004	$1,011	$58	$63

Defined Contribution Pension Plans
For the three months ended September 30, 2017 and 2016, expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $2,223 and $1,962, respectively. For the three months ended September 30, 2017 and 2016, expenses related to the Union Savings Plan included in the accompanying consolidated statements of operations were $25 and $22, respectively.
Note 12. Share-based Compensation
See Note 12 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
For the three months ended September 30, 2017 and 2016, share-based compensation expense was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses and was $12,904 and $8,355, respectively. Upon the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur on a prospective basis effective July 1, 2017, rather than estimating expected forfeitures as was required under the prior guidance. See “Note 2. Accounting Policies — Recently Issued Accounting Pronouncements” for further discussion on the impact from the adoption of ASU 2016-09.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including the Company and MSG Networks’ employees) of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the three months ended September 30, 2017:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2017	208	464	$172.78
Granted	96	180	$211.17
Vested	(69)	(42)	$160.84
Unvested award balance, September 30, 2017	235	602	$187.04
The fair value of RSUs that vested during the three months ended September 30, 2017 was $23,874. RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 51 of these RSUs, with an aggregate value of $10,873 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2017.
The fair value of RSUs that vested during the three months ended September 30, 2016 was $13,642. The weighted-average fair value per share at grant date of RSUs granted during the three months ended September 30, 2016 was $170.50.
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
During the three months ended September 30, 2017, the Company repurchased 18 shares of Class A Common Stock for a total cost of $3,761, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of September 30, 2017. As of September 30, 2017, the Company had $267,562 of availability remaining under its stock repurchase authorization.
Note 14. Related Party Transactions
As of September 30, 2017, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2.8% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.2% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”).
In connection with the Distribution, the Company has entered into various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a transition services agreement (“TSA”). The TSA expired on September 30, 2017, and in connection with the expiration, the Company entered into an interim services agreement pursuant to which each party provides the other with certain services on the same terms as provided in the TSA on an interim basis while the parties work to finalize a new services agreement. The Company expects to enter into a new services agreement this calendar year which will be retroactive to July 1, 2017 and will provide for each party to furnish substantially the same services in exchange for service fees.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On January 11, 2017, the Company, through a wholly-owned subsidiary, and Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan, the Company’s Executive Chairman and director, and Kristin A. Dolan, his wife and a director of the Company, entered into reciprocal aircraft lease agreements pursuant to which the Company and Q2C have agreed from time to time to make available for lease each party’s aircraft to the other party on a non-exclusive basis for rent at an hourly rate and specified expenses of each flight. On February 8, 2017, the Company, through a wholly-owned subsidiary, and AMC Networks entered into aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make the aircraft owned or leased by it available to AMC Networks for lease on a “time sharing” basis.
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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Revenues	$35,910	$33,841
Operating expenses (credits):
Corporate general and administrative, net - MSG Networks	$(2,456)	$(2,489)
Consulting fees	1,015	977
Advertising expenses	36	120
Other, net	113	18
Revenues
Revenues from related parties primarily consist of local media rights recognized by the Company’s Sports segment from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets, as well as commissions earned

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. In addition, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory and consulting services to Tribeca Enterprises for a fee.
Corporate General and Administrative Expense, net - MSG Networks
The Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. For the three months ended September 30, 2017 and 2016, corporate general and administrative expense, net - MSG Networks amount reflects charges from the Company to MSG Networks under the TSA of $2,203 and $2,048, respectively, net of general and administrative costs charged to the Company by MSG Networks.
Consulting Fees
The Company pays AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services. In the fourth quarter of fiscal year 2016, the Company paid $5,000 to AMSGE for work performed towards securing the right to lease property to be developed in Las Vegas. That amount is included in other assets in the accompanying consolidated balance sheets as of September 30, 2017 and June 30, 2017 and will be amortized over the term of the lease.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks, most of which related to the utilization of advertising and promotional benefits by the Company.
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
Note 15. Income Taxes
Income tax expense (benefit) for the three months ended September 30, 2017 and 2016 was $762 and $(2,934), respectively. The effective tax rate for the three months ended September 30, 2017 and 2016 was (7.5)% and 9.2%, respectively.
The Company’s effective tax rate for the three months ended September 30, 2017 is different when compared to the statutory federal rate of 35% as a result of $3,492 in Federal and state valuation allowance increases recorded which offset the benefit of most of the operating losses. The income tax expense also reflects expense of $807 related to non-deductible expenses.
The Company’s effective tax rate for the three months ended September 30, 2016 is different when compared to the statutory federal rate of 35% as a result of $11,201 Federal and state valuation allowances recorded which offset the benefit of most of the operating losses. Such increase in the valuation allowances reflects a reduction of $3,126 as the mark-to-market gains on available-for-sale securities in other comprehensive income allowed for the recognition of benefit on a portion of such operating losses. The income tax benefit also reflects expense of $138 primarily related to non-deductible expenses.
The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of September 30, 2017 and June 30, 2017. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 16. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of FASB ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. The Company allocates certain corporate costs and its performance venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation and amortization expense related to The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvements not allocated to the reportable segments is reported in “Corporate and Other.” Additionally, the Company does not allocate any purchase accounting adjustments to the reporting segments.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended September 30, 2017
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$164,138	$80,934	$—	$(24)	$245,048
Direct operating expenses		105,646	16,902	21	1,167	123,736
Selling, general and administrative expenses	(a)	44,627	42,436	19,353	—	106,416
Depreciation and amortization	(b)	4,161	1,906	20,300	4,179	30,546
Operating income (loss)		$9,704	$19,690	$(39,674)	$(5,370)	$(15,650)
Earnings in equity method investments						4,725
Interest income						4,386
Interest expense						(3,711)
Miscellaneous income						145
Loss from operations before income taxes						$(10,105)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$9,704	$19,690	$(39,674)	$(5,370)	$(15,650)
Add back:
Share-based compensation		3,901	4,236	4,767	—	12,904
Depreciation and amortization		4,161	1,906	20,300	4,179	30,546
Other purchase accounting adjustments		—	—	—	1,191	1,191
Adjusted operating income (loss)		$17,766	$25,832	$(14,607)	$—	$28,991

Other information:
Capital expenditures	(c)	$7,706	$971	$10,862	$—	$19,539

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended September 30, 2016
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$110,698	$70,997	$—	$—	$181,695
Direct operating expenses		91,858	19,549	—	—	111,407
Selling, general and administrative expenses	(a)	23,440	39,513	14,068	—	77,021
Depreciation and amortization	(b) (d)	2,456	2,618	20,806	230	26,110
Operating income (loss)		$(7,056)	$9,317	$(34,874)	$(230)	$(32,843)
Loss in equity method investments						(994)
Interest income						2,399
Interest expense						(410)
Miscellaneous income						—
Loss from operations before income taxes						$(31,848)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(7,056)	$9,317	$(34,874)	$(230)	$(32,843)
Add back:
Share-based compensation		3,539	3,484	1,332	—	8,355
Depreciation and amortization		2,456	2,618	20,806	230	26,110
Adjusted operating income (loss)		$(1,061)	$15,419	$(12,736)	$—	$1,622

Other information:
Capital expenditures		$1,360	$1,664	$5,318	$—	$8,342
_________________

(a)	Corporate and Other’s selling, general and administrative expenses primarily consist of unallocated corporate general and administrative costs.

(b)
Corporate and Other principally includes depreciation and amortization on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)
Corporate and Other’s capital expenditures for the three months ended September 30, 2017 are primarily associated with venues. MSG Entertainment’s capital expenditures for the three months ended September 30, 2017 are primarily associated with certain investments with respect to Radio City Music Hall.

(d)
MSG Entertainment’s depreciation and amortization for the three months ended September 30, 2016 was reclassified to exclude the impact of purchase accounting adjustments related to business acquisitions.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” or the “Company”), including lower ticket-related revenue for the regular season. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level of popularity of the Christmas Spectacular, New York Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing free agents and trades, subject to league salary caps and the impact of luxury tax;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City, Los Angeles and Las Vegas metropolitan areas where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other teams, other venues and other sports and entertainment options, including the construction of new competing venues;

•	our ability to successfully design, construct, finance and operate new venues in Las Vegas and other markets, and the investments and costs associated with those efforts;

•
changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps, revenue sharing, NBA luxury tax thresholds and media rights) or other regulations under which we operate;

•	any NBA or NHL work stoppage;

•	seasonal fluctuations and other variation in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses;

•	the successful development of new live productions or enhancements or changes to existing productions and the investments associated with such development or enhancements or changes;

•
the continued popularity and success of the TAO Group restaurants and nightlife and hospitality venues, as well as its existing brands, and the ability to successfully open and operate new restaurants and nightlife and hospitality venues;

•	the ability of BCE to attract attendees and performers to its festival and other events;

•	the evolution of the esports industry and its potential impact on CLG;

•	the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	our ability to successfully integrate acquisitions, new venues or new businesses into our operations;

•	the operating and financial performance of our strategic acquisitions and investments, including those we do not control;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;

•
the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	business, reputational and litigation risk if there is a loss, disclosure or misappropriation of stored personal information or other breaches of our information security;

•	a default by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock;

•	the tax free treatment of the Distribution; and

•	the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports.
MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group and BCE. TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces outdoor music festivals, including New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original productions — the Christmas Spectacular and the New York Spectacular.
MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, the Hartford Wolf Pack of the AHL, and the Westchester Knicks of the NBAGL. The MSG Sports segment is also home to a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. In July 2017, the Company acquired a controlling interest in CLG, a premier North American esports organization, which is now part of our MSG Sports segment.
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

Factors Affecting Results of Operations
TAO Group’s Operating Results
The Company completed the TAO Group acquisition on January 31, 2017. TAO Group financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records TAO Group’s operating results in its consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related operating results for the three months ended September 30, 2017 are for the period from March 27, 2017 to June 25, 2017. In addition, the Company’s results for the three months ended September 30, 2016 do not include any of TAO Group’s operating results.
CLG’s Operating Results
The results of operations of the Company and MSG Sports segment for the three months ended September 30, 2017 include CLG’s results of operations from the date of acquisition, which was on July 28, 2017. The Company’s results for the three months ended September 30, 2016 do not include any of CLG’s operating results.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 on a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our segments.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2018. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2017 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated and combined financial statements of the Company included therein.

Comparison of the Three Months Ended September 30, 2017 versus the Three Months Ended September 30, 2016
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Revenues	$245,048	$181,695	$63,353	35%

Direct operating expenses	123,736	111,407	12,329	11%
Selling, general and administrative expenses	106,416	77,021	29,395	38%
Depreciation and amortization	30,546	26,110	4,436	17%
Operating loss	(15,650)	(32,843)	17,193	52%
Other income (expense):
Earnings (loss) in equity method investments	4,725	(994)	5,719	NM
Interest income, net	675	1,989	(1,314)	(66)%
Miscellaneous income	145	—	145	NM
Loss from operations before income taxes	(10,105)	(31,848)	21,743	68%
Income tax benefit (expense)	(762)	2,934	(3,696)	(126)%
Net loss	(10,867)	(28,914)	18,047	62%
Less: Net income attributable to redeemable noncontrolling interests	900	—	900	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(660)	(288)	(372)	(129)%
Net loss attributable to The Madison Square Garden Company’s stockholders	$(11,107)	$(28,626)	$17,519	61%

NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the three months ended September 30, 2017 as compared to the prior year period.
Our results for the fiscal year 2018 include the operating results of TAO Group and CLG and, as a result, our operating results for the fiscal year 2018 are not directly comparable to our results for the fiscal year 2017 period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$53,440	$13,788	$21,187	$1,705	$16,760
MSG Sports segment (a)	9,937	(2,647)	2,923	(712)	10,373
Corporate and Other	—	21	5,285	(506)	(4,800)
Purchase accounting adjustments	(24)	1,167	—	3,949	(5,140)
	$63,353	$12,329	$29,395	$4,436	$17,193

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

 Selling, general and administrative expenses - Corporate and Other
 Selling, general and administrative expenses in Corporate and Other for the three months ended September 30, 2017 increased $5,285, or 38%, to $19,353. The increase was primarily due to an increase in employee compensation and related benefits and, to a lesser extent, higher professional fees primarily associated with the Company’s business development initiatives. The increase was partially offset by a management fee earned for providing management and strategic services to TAO Group. The management fee is eliminated in the Company’s consolidated results of operations presented above.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2017 increased $4,436, or 17%, to $30,546 as compared to the prior year period primarily due to (i) depreciation and amortization of assets related to purchase accounting adjustments associated with the TAO and CLG acquisitions and (ii) inclusion of depreciation and amortization for TAO Group’s property and equipment. The increase was partially offset by lower depreciation and amortization as a result of certain assets being fully depreciated and amortized during prior periods.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the three months ended September 30, 2017 increased $4,800, or 14%, to $39,674. The increase was primarily due to higher selling, general and administrative expenses as discussed above, slightly offset by lower depreciation and amortization. See Note 16 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Earnings (loss) in equity method investments
Earnings in equity method investments for the three months ended September 30, 2017 improved $5,719 to $4,725. The year-over-year change reflects a net improvement in earnings reported from the Company’s investees and the absence of the Company’s share of the net loss from Fuse Media as the investment was written off in the third quarter of fiscal year 2017.
Interest income, net
Net interest income for the three months ended September 30, 2017 decreased $1,314, or 66% to $675 as compared to the prior year period primarily due to interest expense incurred under the TAO Term Loan Facility. The decrease was partially offset by higher interest income earned by the Company as a result of higher interest rates and a change in investment mix.
Income taxes
Income tax expense for the three months ended September 30, 2017 was $762 and income tax benefit for the three months ended September 30, 2016 was $2,934.
The effective tax rate for the three months ended September 30, 2017 of negative 7.5% is different when compared to the statutory federal rate of 35% as a result of $3,492 in Federal and state valuation allowance increases recorded which offset the benefit of most of the operating losses. The income tax expense also reflects expense of $807 related to non-deductible expenses.
The effective tax rate for the three months ended September 30, 2016 of 9.2% is different when compared to the statutory federal rate of 35% as a result of $11,201 Federal and state valuation allowances recorded which offset the benefit of most of the operating losses. Such increase in the valuation allowances reflects a reduction of $3,126 as the mark-to-market gains on available-for-sale securities in other comprehensive income allowed for the recognition of benefit on a portion of such operating losses. The income tax benefit also reflects expense of $138 primarily related to non-deductible expenses.
In addition, the results for the three months ended September 30, 2017 and 2016 reflect an expense from an increase in the deferred tax liability on the amortization of indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.

Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income:

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Operating loss	$(15,650)	$(32,843)	$17,193	52%
Share-based compensation (a)	12,904	8,355
Depreciation and amortization (b)	30,546	26,110
Other purchase accounting adjustments	1,191	—
Adjusted operating income	$28,991	$1,622	$27,369	NM

NM — Percentage is not meaningful

(a)
The increase in share-based compensation as compared to prior year period, primarily reflects changes the Company made during fiscal year 2016 to its long-term incentive plans. These changes resulted in a shift in the performance-based component of the Company’s long-term incentive awards from cash to performance-based restricted stock units.

(b)	Depreciation and amortization includes purchase accounting adjustments of $4,179 and $230 for three months ended September 30, 2017 and 2016, respectively.

Adjusted operating income for the three months ended September 30, 2017 increased $27,369 to $28,991 as compared to the prior year period. The net increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$18,827
Increase in adjusted operating income of the MSG Sports segment	10,413
Other net decreases	(1,871)
$27,369
Other net decreases were primarily due to higher selling, general and administrative expenses in Corporate and Other as discussed above, excluding share-based compensation expense.

Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended September 30, 2017, the Company recorded a net income attributable to redeemable noncontrolling interests of $900 and a net loss attributable to nonredeemable noncontrolling interests of $660 as compared to a $288 of net loss attributable to nonredeemable noncontrolling interests for the three months ended September 30, 2016. These amounts represent the share of net income (loss) from the Company’s investments in TAO Group, BCE, and CLG that are not attributable to the Company. In addition, the net income (loss) attributable to redeemable and nonredeemable noncontrolling interests include a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s MSG Entertainment segment.

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Revenues	$164,138	$110,698	$53,440	48%
Direct operating expenses	105,646	91,858	13,788	15%
Selling, general and administrative expenses	44,627	23,440	21,187	90%
Depreciation and amortization	4,161	2,456	1,705	69%
Operating income (loss)	$9,704	$(7,056)	$16,760	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	3,901	3,539
Depreciation and amortization	4,161	2,456
Adjusted operating income (loss)	$17,766	$(1,061)	$18,827	NM

NM — Percentage is not meaningful
Revenues
Revenues for the three months ended September 30, 2017 increased $53,440, or 48%, to $164,138 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of revenues associated with entertainment dining and nightlife offerings	$60,542
Increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	3,821
Increase in event-related revenues at The Chicago Theatre	2,450
Increase in event-related revenues at The Garden	408
Decrease in revenues from the presentation of the New York Spectacular as a result of no scheduled performances in the current year period	(11,011)
Decrease in venue-related sponsorship and signage and suite rental fee revenues	(823)
Decrease in event-related revenues at the Forum	(770)
Decrease in event-related revenues at The Theater at Madison Square Garden	(662)
Other net decreases	(515)
$53,440
The inclusion of revenues associated with entertainment dining and nightlife offerings is the result of the acquisition of TAO Group on January 31, 2017, and primarily reflects revenues generated from food and beverage sales. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related revenues are for the period from March 27, 2017 to June 25, 2017.
The increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was due to additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Chicago Theatre was due to additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Garden was due to additional events largely offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.

The decrease in revenues from the presentation of the New York Spectacular was driven by no scheduled performances in the current year period as compared to 56 scheduled performances presented in the prior year period. This was a result of the Company’s decision to suspend the planned 2017 presentation announced in February 2017.
The decrease in venue-related sponsorship and signage and suite rental fee revenues was due to lower sponsorship and signage revenues, including the impact of the timing of renewals for certain sponsorship agreements.
The decrease in event-related revenues at the Forum was due to fewer events largely offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at the The Theater at Madison Square Garden was due to fewer events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2017 increased $13,788, or 15%, to $105,646 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of direct operating expenses associated with entertainment dining and nightlife offerings	$33,021
Increase in event-related direct operating expenses at The Chicago Theatre	1,901
Increase in venue operating costs	701
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	558
Decrease in direct operating expenses associated with the presentation of the New York Spectacular as a result of no scheduled performances in the current year period	(21,577)
Decrease in event-related direct operating expenses at The Garden	(679)
Decrease in event-related direct operating expenses at The Theater at Madison Square Garden	(523)
Other net increases	386
$13,788
The inclusion of direct operating expenses associated with entertainment dining and nightlife offerings is the result of the acquisition of TAO Group on January 31, 2017, and primarily reflects costs associated with food and beverage sales, inclusive of labor costs, as well as venue related operating expenses. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related direct operating expenses are for the period from March 27, 2017 to June 25, 2017.
The increase in event-related direct operating expenses at The Chicago Theatre was due to additional events held at the venue during the current year period as compared to the prior year period.
The increase in venue operating costs reflects higher labor and utility costs during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was due to additional events largely offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in direct operating expenses associated with the presentation of the New York Spectacular was driven by no scheduled performances in the current year period as compared to 56 scheduled performances presented in the prior year period. This was a result of the Company’s decision to suspend the planned 2017 presentation announced in February 2017.
The decrease in event-related direct operating expenses at The Garden was due to a change in the mix of events largely offset by additional events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at The Theater at Madison Square Garden was due to fewer events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2017 increased $21,187, or 90%, to $44,627 as compared to the prior year period mainly due to (i) inclusion of TAO Group’s selling, general and administrative costs, including a management fee incurred by TAO Group payable to the Company for providing management and strategic services and, to a lesser extent, (ii) an increase in corporate general and administrative costs and (iii) higher professional fees.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2017 increased $1,705, or 69%, to $4,161 as compared to the prior year period primarily due to inclusion of depreciation and amortization for TAO Group’s property and equipment.
Operating income (loss)
Operating income for the three months ended September 30, 2017 improved $16,760 to $9,704 as compared to the prior year period primarily due to an increase in revenues, partially offset by higher selling, general and administrative expenses, direct operating expenses and depreciation and amortization, as discussed above.
Adjusted operating income (loss)
Adjusted operating income for the three months ended September 30, 2017 improved $18,827 to $17,766 as compared to the prior year period primarily due to an increase in revenues, partially offset by higher selling, general and administrative expenses and direct operating expenses as discussed above, excluding share-based compensation expense.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Revenues	$80,934	$70,997	$9,937	14%
Direct operating expenses	16,902	19,549	(2,647)	(14)%
Selling, general and administrative expenses	42,436	39,513	2,923	7%
Depreciation and amortization	1,906	2,618	(712)	(27)%
Operating income	$19,690	$9,317	$10,373	111%
Reconciliation to adjusted operating income:
Share-based compensation	4,236	3,484
Depreciation and amortization	1,906	2,618
Adjusted operating income	$25,832	$15,419	$10,413	68%
Revenues
Revenues for the three months ended September 30, 2017 increased $9,937, or 14%, to $80,934 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from league distributions	$4,921
Increase in professional sports teams’ pre/regular season ticket-related revenue	2,630
Increase in local media rights fees from MSG Networks	2,095
Decrease in professional sports teams’ sponsorship and signage revenues and ad sales commission	(648)
Other net increases, inclusive of other revenues from CLG not discussed elsewhere in this table	939
$9,937
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to the Rangers playing one more pre-season game at the Garden and higher average per-game revenue during the current year period as compared to the prior year period.
The increase in local media rights fees from MSG Networks was primarily due to contractual rate increases.
The decrease in professional sports teams’ sponsorship and signage revenues and ad sales commission was due to lower sponsorship and signage revenues, including the impact of the timing of renewals for certain sponsorship agreements, slightly offset by the inclusion of CLG results.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2017 decreased $2,647, or 14%, to $16,902 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in net provisions for certain team personnel transactions	$(4,910)
Increase in team personnel compensation	866
Increase in other team operating expenses not discussed elsewhere in this table	813
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs)	608
Other net decreases	(24)
$(2,647)

Net provisions for certain team personnel transactions and for NBA and NHL revenue sharing expense (excluding playoffs) were as follows:

	Three Months Ended		Increase (Decrease)
	September 30,
	2017	2016
Net provisions for certain team personnel transactions	$100	$5,010	$(4,910)
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs)	907	299	608
Team personnel transaction for the three months ended September 30, 2017 reflects a provision recorded for a player waiver/contract termination. Team personnel transactions for the three months ended September 30, 2016 reflect provisions for a player trade and a player waiver/contract termination of $5,000 and $10, respectively.
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) were related to adjustments to prior seasons’ revenue sharing expense.
The increase in team personnel compensation was primarily attributable to the inclusion of CLG’s results, which was acquired on July 28, 2017.
The increase in other team operating expenses was due to day-of-event costs and other net team operating expense increases partially offset by a decrease in league assessments.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2017 increased $2,923, or 7%, to $42,436 as compared to the prior year period primarily due to higher corporate general and administrative costs and employee compensation and related benefits, slightly offset by other net cost decreases.
Operating income
Operating income for the three months ended September 30, 2017 increased $10,373, or 111%, to $19,690 as compared to the prior year period primarily due to higher revenues and lower direct operating expenses, partially offset by an increase in selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended September 30, 2017 increased $10,413, or 68%, to $25,832, as compared to the prior year period primarily due to higher revenues and lower direct operating expenses, partially offset by an increase in selling, general and administrative expenses as discussed above, excluding share-based compensation expense.
While it is early in our professional sports teams’ seasons, we may experience lower regular season ticket-related revenue for fiscal year 2018 as compared to the prior fiscal year.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our $377,000 revolving credit facilities (see “Financing Agreements — Knicks Revolving Credit Facility,” “Financing Agreements — Knicks Unsecured Credit Facility,” “Financing Agreements — Rangers Revolving Credit Facility” and “Financing Agreements — TAO Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in other markets), investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.

The Company plans to continue to grow its live sports and entertainment business, both organically and through acquisition and development, including by expanding its portfolio of venues, and is exploring investing in, acquiring or developing opportunities that range from new content to adjacencies that strengthen the Company’s position in delivering premium live experiences. In May 2016, the Company announced plans to build a new venue in Las Vegas which is anticipated to be 400,000 square feet and have 17,500 seats. In addition, the Company is pursuing the development of large-scale venues in other markets. In connection with these efforts, the Company may need to pursue additional capital beyond that which is available from cash on hand, cash flows from operations and borrowing under our revolving credit facilities. There is no assurance that we would be able to obtain such capital.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next 12 months, we believe we have sufficient liquidity, including $1,163,947 in unrestricted cash and cash equivalents as of September 30, 2017, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, to pursue the development of the new arenas discussed above and other new business opportunities and to repurchase shares of the Company’s Class A Common Stock.
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
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of September 30, 2017, the Company had $267,562 of availability remaining under its stock repurchase authorization.
Financing Agreements
Knicks Revolving Credit Facility
On September 30, 2016, Knicks LLC, a wholly owned subsidiary of the Company, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years to fund working capital needs and for general corporate purposes. Amounts borrowed may be distributed to the Company except during an event of default.
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2017, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of September 30, 2017.
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

The Knicks Credit Agreement contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Knicks Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Knicks Credit Agreement; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term. Knicks LLC renewed this facility with the lender on the same terms effective as of September 29, 2017. This facility was undrawn as of September 30, 2017.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2017, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of September 30, 2017.
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
The Rangers Credit Agreement contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Rangers Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Rangers Credit Agreement; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the Rangers Revolving Credit Facility.
TAO Credit Facilities
On January 31, 2017, TAOIH, TAOG, and certain of its subsidiaries entered into a credit and guaranty agreement with a syndicate of lenders providing for a senior secured term loan facility of $110,000 with a term of five years to fund, in part, the acquisition of TAO Group and a senior secured revolving credit facility of up to $12,000 with a term of five years for working capital and general corporate purposes of TAOG. The TAO Credit Facilities were obtained without recourse to MSG or any of its affiliates (other than TAOIH and its subsidiaries).
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with the financial covenants of the TAO Credit Facilities as of June 25, 2017 (the most recent date at which compliance was assessed under the TAO Credit Facilities). The TAO Revolving Credit Facility was undrawn as of September 30, 2017.
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
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Credit Facilities at any time, in whole or in part (subject to customary breakage costs with respect to LIBOR loans) with premiums due in respect of prepayments of the TAO Term Loan Facility or permanent reduction under the TAO Revolving Credit Facility, in each case, starting at 5.0% initially and stepping down to 0% after three years. Beginning March 31, 2018, TAOG is required to make scheduled amortization payments under the TAO Term Loan Facility in consecutive quarterly installments equal to $688 per quarter initially, stepping up over time to $4,125 per quarter by March 31, 2021 and through the final maturity date of the TAO Term Loan Facility with the final balance payable on such maturity date. TAOG is also required to make mandatory prepayments under the TAO Credit Facilities in certain circumstances, including, without limitation, 75% of excess cash flow, with a step-down to 50% when the total net leverage ratio is less than 2.00:1.00.
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
See Note 10 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the Company’s debt maturities for the TAO Term Loan Facility.
Revolving Credit Facilities Provided to Nonconsolidated Affiliates
In connection with the Company’s investment in AMSGE, the Company provides a $100,000 revolving credit facility to this entity, of which $97,500 had been drawn as of September 30, 2017.
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $17,500 revolving credit facility to this entity, of which $15,800 is outstanding excluding PIK interest of $1,111 as of September 30, 2017.
Pursuant to their terms, the AMSGE and Tribeca Enterprises revolving credit facilities will terminate on September 20, 2020 and June 30, 2021, respectively.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company either pays direct fees for the letters of credit or such fees are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of September 30, 2017, the Company had $2,610 of letters of credit outstanding pursuant to which fees were credited against a note investment. In addition, TAO Group had three letters of credit outstanding for $1,500 as of June 25, 2017.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2017 other than activities in the ordinary course of business.

Cash Flow Discussion

As of September 30, 2017, cash and cash equivalents totaled $1,163,947, as compared to $1,238,114 as of June 30, 2017. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(32,355)	$(21,650)
Net cash used in investing activities	(26,520)	(48,542)
Net cash used in financing activities	(15,292)	(80,044)
Net decrease in cash and cash equivalents	$(74,167)	$(150,236)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2017 increased by $10,705 to $32,355 as compared to the prior year period largely due to changes in assets and liabilities partially offset by a decrease in net loss and an increase in other non-cash items. The increase in net cash used in operating activities resulting from changes in assets and liabilities was primarily due to (i) higher employee and team compensation and related benefits payments in the current year period, including severance-related costs attributable to a separation agreement with a team executive, and (ii) a decrease in deferred revenue primarily due to timing. These increases were partially offset by an increase in receivables in the prior year period due to timing and a payment in the current year period related to a league non-recurring distribution which was accrued for as of June 30, 2017. The increase in operating cash flows from other non-cash items was primarily due to (i) an increase in share-based compensation expense in the current year period as compared to the prior year period, (ii) higher depreciation and amortization in the current year period as compared to the prior year period, and (iii) a provision for deferred income taxes during the current year period as compared to a benefit from deferred income taxes in the prior year period. These increases were partially offset by earnings in equity method investments as compared to a loss in equity method investments in the prior year period.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2017 decreased by $22,022 to $26,520 as compared to the prior year period primarily due to the acquisition of available-for-sale securities and a controlling interest in BCE in the prior year period. These decreases were partially offset by (i) higher capital expenditures primarily associated with venues and related technologies in the current year period as compared to the prior year period, (ii) the acquisition of a controlling interest in CLG in the first quarter of fiscal year 2018, and (iii) a payment to acquire a note receivable during the current year period.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2017 decreased by $64,752 to $15,292 as compared to the prior year period largely due to lower repurchases of shares of the Company’s Class A Common Stock in the current year period as compared to the prior year period, slightly offset by higher taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year. In addition, while it does not have a material impact on seasonality of our business, the first and third calendar quarters are seasonally lighter quarters for TAO Group as compared to its second and fourth calendar quarters. As the Company consolidates TAO Group results of operations on a three-month lag basis, the seasonally lighter quarters for TAO Group will be reflected in the second and fourth quarters of the Company’s fiscal year.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.

Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2018. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2017.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. The Company has two operating and reportable segments, MSG Sports and MSG Entertainment, consistent with the way management makes decisions and allocates resources to the business. For purposes of evaluating goodwill for impairment, the Company has three reporting units across its two operating segments, which are MSG Sports, MSG Entertainment and TAO. During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units. The goodwill balance as of September 30, 2017 by reportable unit was as follows:

MSG Entertainment	$71,707
TAO	90,245
MSG Sports	226,623
$388,575
The Company elected to perform the qualitative assessment of impairment for all of the Company’s reporting units for the fiscal year 2018 impairment test. These assessments considered factors such as:

•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance of the reporting units;

•	other relevant company-specific factors such as changes in management, strategy or customers; and

•	relevant reporting unit specific events such as changes in the carrying amount of net assets.
Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit, derived from the most recently quantitative assessments, less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2017 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified. Based on results of the impairment tests performed, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.

Contingent Consideration
See Note 8 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the fair value of the Company’s contingent consideration liabilities related to the acquisitions of TAO Group and CLG.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans, interest rate risk exposure, foreign currency risk exposure and commodity risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2017.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company owns 50% of Azoff MSG Entertainment LLC, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over ten thousand commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017, which has been extended through March 31, 2018. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for public performance licenses. The judge in the Central District of California recently denied RMLC’s motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case. On July 21, 2017, RMLC filed a preliminary injunction motion in the United States District Court for the Eastern District of Pennsylvania to extend the duration of the interim licenses which GMR had granted to certain radio stations. The district court determined that the jurisdictional matter should be decided prior to addressing the motion for preliminary injunction.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company’s repurchases of stock that were made during the three months ended September 30, 2017 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	—	$271,322
August 1, 2017 - August 31, 2017	—	$—	—	$271,322
September 1, 2017 - September 30, 2017	18	$209.86	18	$267,562
Total	18	$209.86	18
_________________

(a)
As of September 30, 2017, the total amount of Class A Common Stock authorized for repurchase by the Company’s board of directors was $525,000, and the Company had remaining authorization of $267,562 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund our stock repurchase program through other funding sources including under our revolving credit facilities. The Company first announced its stock repurchase program on September 11, 2015.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of November 2017.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer