Form 10-Q
period 2017-12-31
Madison Square Garden Co
filed 2018-02-08
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2018:

Class A Common Stock par value $0.01 per share	—	19,025,439
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,125,647	$1,238,114
Restricted cash	23,332	34,000
Accounts receivable, net	119,158	102,085
Net related party receivables	1,524	2,714
Prepaid expenses	44,132	23,358
Other current assets	41,475	49,458
Total current assets	1,355,268	1,449,729
Investments and loans to nonconsolidated affiliates	247,586	242,287
Property and equipment, net	1,235,133	1,159,271
Amortizable intangible assets, net	256,892	256,975
Indefinite-lived intangible assets	174,850	166,850
Goodwill	392,621	380,087
Other assets	51,921	57,554
Total assets	$3,714,271	$3,712,753
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$38,416	$24,084
Net related party payables	21,197	17,576
Current portion of long-term debt, net of deferred financing costs	436	—
Accrued liabilities:
Employee related costs	69,651	138,858
Other accrued liabilities	184,131	191,344
Deferred revenue	390,056	390,180
Total current liabilities	703,887	762,042
Long-term debt, net of deferred financing costs	105,464	105,433
Defined benefit and other postretirement obligations	44,919	52,997
Other employee related costs	27,894	29,399
Deferred tax liabilities, net	80,324	196,436
Other liabilities	72,287	65,955
Total liabilities	1,034,775	1,212,262
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	77,819	80,630
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,025 and 19,014 shares outstanding as of December 31, 2017 and June 30, 2017, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2017 and June 30, 2017	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2017 and June 30, 2017	—	—
Additional paid-in capital	2,838,120	2,832,516
Treasury stock, at cost, 1,422 and 1,433 shares as of December 31, 2017 and June 30, 2017, respectively	(242,495)	(242,077)
Retained earnings (accumulated deficit)	27,693	(148,410)
Accumulated other comprehensive loss	(39,449)	(34,115)
Total The Madison Square Garden Company stockholders’ equity	2,584,118	2,408,163
Nonredeemable noncontrolling interests	17,559	11,698
Total equity	2,601,677	2,419,861
Total liabilities, redeemable noncontrolling interests and equity	$3,714,271	$3,712,753

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenues (a)	$536,302	$445,150	$781,517	$626,845

Operating expenses:
Direct operating expenses (b)	311,881	266,673	435,617	378,080
Selling, general and administrative expenses (c)	121,440	94,260	227,878	171,281
Depreciation and amortization	30,544	25,966	61,090	52,076
Operating income	72,437	58,251	56,932	25,408
Other income (expense):
Earnings (loss) in equity method investments	(2,608)	(1,188)	2,117	(2,182)
Interest income (d)	5,378	2,692	9,764	5,091
Interest expense	(3,798)	(491)	(7,509)	(901)
Miscellaneous income (expense)	(250)	1,405	(250)	1,405
	(1,278)	2,418	4,122	3,413
Income from operations before income taxes	71,159	60,669	61,054	28,821
Income tax benefit (expense)	116,832	(3,248)	116,070	(314)
Net income	187,991	57,421	177,124	28,507
Less: Net income (loss) attributable to redeemable noncontrolling interests	(767)	—	133	—
Less: Net loss attributable to nonredeemable noncontrolling interests	(855)	(305)	(1,515)	(593)
Net income attributable to The Madison Square Garden Company’s stockholders	$189,613	$57,726	$178,506	$29,100

Basic earnings per common share attributable to The Madison Square Garden Company’s stockholders	$8.03	$2.41	$7.57	$1.21
Diluted earnings per common share attributable to The Madison Square Garden Company’s stockholders	$7.96	$2.39	$7.48	$1.20
Weighted-average number of common shares outstanding:
Basic	23,621	23,971	23,594	24,013
Diluted	23,813	24,143	23,861	24,192
_________________

(a)
Include revenues from related parties of $41,131 and $39,040 for the three months ended December 31, 2017 and 2016, respectively, and $77,041 and $72,881 for the six months ended December 31, 2017 and 2016, respectively.

(b)
Include net charges from related parties of $425 and $475 for the three months ended December 31, 2017 and 2016, respectively, and $571 and $689 for the six months ended December 31, 2017 and 2016, respectively.

(c)
Include net charges to related parties of $(1,186) and $(1,616) for the three months ended December 31, 2017 and 2016, respectively, and $(2,624) and $(3,204) for the six months ended December 31, 2017 and 2016, respectively.

(d)
Includes interest income from nonconsolidated affiliates of $2,154 and $1,114 for the three months ended December 31, 2017 and 2016, respectively, and $3,317 and $1,979 for the six months ended December 31, 2017 and 2016, respectively.

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2017		2016		2017		2016
Net income		$187,991		$57,421		$177,124		$28,507
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$280		$344		$620		$688
Amortization of prior service credit included in net periodic benefit cost	(6)	274	(13)	331	(18)	602	(25)	663
Cumulative translation adjustments		2,277		—		2,277		—
Net changes related to available-for-sale securities		(7,443)		3,433		(8,213)		10,175
Other comprehensive income (loss), before income taxes		(4,892)		3,764		(5,334)		10,838
Reversal of income tax expense related to items of other comprehensive income		—		3,126		—		—
Other comprehensive income (loss), net of income taxes		(4,892)		6,890		(5,334)		10,838
Comprehensive income		183,099		64,311		171,790		39,345
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests		(767)		—		133		—
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(855)		(305)		(1,515)		(593)
Comprehensive income attributable to The Madison Square Garden Company’s stockholders		$184,721		$64,616		$173,172		$39,938

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$177,124	$28,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,090	52,076
Provision for (benefit from) deferred income taxes	(116,112)	314
Share-based compensation expense	26,816	20,098
Loss (earnings) in equity method investments	(2,117)	2,182
Purchase accounting adjustments associated with rent-related intangibles and deferred rent	2,280	—
Other non-cash expense	1,133	90
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(16,896)	(14,792)
Net related party receivables	1,190	2,397
Prepaid expenses and other assets	(2,637)	(1,602)
Accounts payable	14,544	12,549
Net related party payables	3,621	996
Accrued and other liabilities	(85,407)	(31,930)
Deferred revenue	(1,362)	39,047
Net cash provided by operating activities	63,267	109,932
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(127,684)	(21,766)
Payments for acquisition of assets	(6,000)	(1,000)
Payments to acquire available-for-sale securities	—	(23,222)
Payments for acquisition of businesses, net of cash acquired	(8,288)	(13,468)
Investments and loans to nonconsolidated affiliates	(3,000)	(3,235)
Loan payments received	2,600	—
Cash paid for notes receivable	(1,500)	—
Net cash used in investing activities	(143,872)	(62,691)
Cash flows from financing activities:
Repurchases of common stock	(11,830)	(72,277)
Proceeds from stock option exercises	—	7
Taxes paid in lieu of shares issued for equity-based compensation	(12,232)	(7,034)
Distributions to noncontrolling interest holders	(3,750)	—
Payment of contingent consideration	(4,000)	—
Payments for financing costs	(62)	(1,909)
Net cash used in financing activities	(31,874)	(81,213)
Effect of exchange rates on cash and cash equivalents	12	—
Net decrease in cash and cash equivalents	(112,467)	(33,972)
Cash and cash equivalents at beginning of period	1,238,114	1,444,317
Cash and cash equivalents at end of period	$1,125,647	$1,410,345
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$14	$322
Capital expenditures incurred but not yet paid	5,764	2,961
Accrued earn-out liability and other contingencies	4,504	—
Acquisition of assets not yet paid	3,000	—

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2017	$249	$2,832,516	$(242,077)	$(148,410)	$(34,115)	$2,408,163	$11,698	$2,419,861	$80,630
Change in accounting policy related to share-based forfeiture rates	—	2,403	—	(2,403)	—	—	—	—	—
Net income (loss)	—	—	—	178,506	—	178,506	(1,515)	176,991	133
Other comprehensive loss	—	—	—	—	(5,334)	(5,334)	—	(5,334)	—
Comprehensive income (loss)						173,172	(1,515)	171,657	133
Share-based compensation	—	26,845	—	—	—	26,845	—	26,845	—
Tax withholding associated with shares issued for equity-based compensation	—	(12,232)	—	—	—	(12,232)	—	(12,232)	—
Common stock issued under stock incentive plans	—	(11,412)	11,412	—	—	—	—	—	—
Repurchases of common stock	—	—	(11,830)	—	—	(11,830)	—	(11,830)	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(806)	(806)	(2,944)
Noncontrolling interests from acquisition	—	—	—	—	—	—	8,182	8,182	—
Balance as of December 31, 2017	$249	$2,838,120	$(242,495)	$27,693	$(39,449)	$2,584,118	$17,559	$2,601,677	$77,819

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
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
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group Holdings LLC (“TAO Group”) and Boston Calling Events LLC (“BCE”). TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original productions — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”) and the New York Spectacular Starring the Radio City Rockettes (the “New York Spectacular”). MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA Gatorade League (the “NBAGL”). The MSG Sports segment also includes other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. In July 2017, the Company acquired a controlling interest in Counter Logic Gaming (“CLG”), a premier North American esports organization, which is now part of the MSG Sports segment.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Australia and Singapore.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from TAO Group, BCE and CLG, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. TAO Group, BCE and CLG are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income, respectively. See Note 2 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the classification of redeemable noncontrolling interests of TAO Group. In addition, TAO Group’s results are reported on a three-month lag basis and TAO Group reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three and six months ended December 31, 2017 include TAO Group’s operating results from June 26, 2017 to September 24, 2017 and March 27, 2017 to September 24, 2017, respectively.
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
Summary of Significant Accounting Policies
The following is an update to the Company’s Summary of Significant Accounting Policies disclosed in its Annual Report on Form 10-K for the year ended June 30, 2017:
Revenue Recognition
Deferred revenue reported in the accompanying consolidated balance sheets as of December 31, 2017 and June 30, 2017 includes amounts due to the third-party promoters of $50,414 and $72,400, respectively.
Foreign Currency Translation
The consolidated financial statements are presented in U.S. Dollars. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. Dollars at exchange rates in effect at the balance sheet date. Operating results of non-U.S. subsidiaries are translated at weighted-average exchange rates during the year which approximate the rates in effect at the transaction dates. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) as changes in cumulative translation adjustments in the accompanying consolidated balance sheet.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. ASU No. 2016-09, among other things, (i) requires the income tax effects of all awards to be recognized in the statement of operations when the awards vest or are settled, (ii) allows an employer to repurchase more of an employee’s shares for tax withholding purposes than currently allowable, without triggering liability accounting, and provides companies with the option to make a policy election to account for forfeitures as they occur, and (iii) requires companies to present excess tax benefits as operating activity rather than as financing activity on the statement of cash flows. This standard was adopted by the Company in the first quarter of fiscal year 2018. In connection with the Company’s election to record forfeitures as they occur, the Company used the modified retrospective transition method and recorded a cumulative effect of $2,403, which was an increase in beginning accumulated deficits with the offset by an equal increase in additional paid in capital. In addition, the Company prospectively adopted the provision regarding the presentation of excess tax benefits in the statement of cash flows, which did not result in a change in the net cash provided by operating activities for the six months ended December 31, 2017 because the Company currently maintains a 100% valuation allowance on its deferred tax asset.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. ASC Topic 606, among other things, (i) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and (ii) requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard under ASU No. 2014-09. ASU No. 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the principle in ASU No 2014-09 for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately. ASU No. 2016-10 also clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract and allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU No. 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

transition, and technical correction. In December, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. ASC Topic 606 and the related updates will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing. Based on the review to date, the Company believes that the adoption of the new standard will impact the quarterly and annual recognition for certain revenue streams. While the Company has made substantial progress in concluding the appropriate treatment for most of its revenue streams, the review is ongoing for a few remaining revenue streams. The Company has not decided whether the retrospective or modified retrospective method will be used in adopting the new standard.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in FASB ASC Topic 840, Leases. ASU No. 2016-02, among other things, (i) requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied using the modified retrospective approach for all leases existing as of the effective date. Early adoption is permitted; however, the Company currently does not plan to adopt this standard early. The Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing. Based on efforts to date, the adoption of the standard will result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07 requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose by line item the amount of net benefit cost that is included in the statement of operations or capitalized in assets. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period and to report other components of net benefit cost separately and outside the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost in the statements of operations and on a prospective basis for the capitalization of the service cost component of net benefit cost in assets. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. For the three months ended December 31, 2017, net periodic pension and other postretirement employee benefit cost reported within operating income totaled to $1,031, of which $53 represented service cost. For the six months ended December 31, 2017, net periodic pension and other postretirement employee benefit cost reported within operating income totaled to $2,093, of which $105 represented service cost.

Note 3. Acquisitions
On July 28, 2017, the Company acquired a 65% controlling interest in CLG, a premier North American esports organization. CLG’s results of operations since the acquisition date, which are included in the Company’s consolidated statements of operations for the three and six months ended December 31, 2017, were not material. Pro forma information is not provided since the acquisition was not material when compared with the Company’s consolidated financial statements.
On November 20, 2017, the Company acquired a 100% controlling interest in Obscura Digital (“Obscura”), a creative studio, globally-recognized for its work in designing and developing next-generation immersive experiences. Obscura’s results of operations since the acquisition date, which are included in the Company’s consolidated statements of operations for the three and six months ended December 31, 2017, were not material. Pro forma information is not provided since the acquisition was not material when compared with the Company’s consolidated financial statements. In addition, the Obscura financial results of operations will be reflected in the MSG Entertainment segment. Any costs incurred by Obscura that are associated with the Company’s venue development initiatives will be reported in “Corporate and Other.”

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Computation of Earnings per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,621	23,971	23,594	24,013
Dilutive effect of shares issuable under share-based compensation plans	192	172	267	179
Weighted-average shares for diluted EPS	23,813	24,143	23,861	24,192
Anti-dilutive shares	19	7	10	6
Note 5. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players on the Company’s sports teams for waiver/contract termination costs and a player trade (“Team Personnel Transactions”). Team Personnel Transactions were $2,758 and $980 for the three months ended December 31, 2017 and 2016, respectively, and $2,858 and $5,990 for the six months ended December 31, 2017 and 2016, respectively.
Note 6. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under the equity method and cost method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, and ASC Topic 325, Investments - Other, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan (a)		Total
December 31, 2017
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”)	50%	$107,496	$97,500		$204,996
Tribeca Enterprises LLC (“Tribeca Enterprises”)	50%	11,535	17,892	(b)	29,427
Other	50%	2,638	—		2,638
Cost method investments		10,525	—		10,525
Total investments and loans to nonconsolidated affiliates		$132,194	$115,392		$247,586

June 30, 2017
Equity method investments:
AMSGE	50%	$104,024	$97,592	(c)	$201,616
Brooklyn Bowl Las Vegas, LLC (“BBLV”)	(d)	—	2,662	(e)	2,662
Tribeca Enterprises	50%	12,864	14,370	(b)	27,234
Cost method investments		10,775	—		10,775
Total investments and loans to nonconsolidated affiliates		$127,663	$114,624		$242,287
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
Includes outstanding payments-in-kind (“PIK”) interest of $1,392 and $870 as of December 31, 2017 and June 30, 2017, respectively. PIK interest owed does not reduce availability under the revolving credit facility.

(c)	Represents the outstanding loan balance, inclusive of amounts due to the Company for interest of $92 as of June 30, 2017.

(d)
As of June 30, 2017, the Company was entitled to receive back its capital, which was 74% of BBLV’s total capital, plus a preferred return, after which the Company would own a 20% interest in BBLV. As of December 31, 2017, the Company now owns a 35% interest in BBLV with no preferred return, as a result of an amendment to the BBLV’s operating agreement.

(e)
Represents the outstanding loan balance, inclusive of amounts due to the Company for interest of $62 as of June 30, 2017. In December 2017, in connection with the amendment of the BBLV’s operating agreement, the Company received a payment of $2,662, which represented the outstanding loan principal and accrued interest balance. In addition, the Company recognized interest income of $938 for the three and six months ended December 31, 2017, which was received in connection with the repayment of the loan receivable since the loan balance was on a nonaccrual status.

See Note 9 for more information regarding a legal matter associated with AMSGE.

Note 7. Property and Equipment
As of December 31, 2017 and June 30, 2017, property and equipment consisted of the following assets:

	December 31, 2017	June 30, 2017
Land	$177,855	$91,678
Buildings	1,112,527	1,110,366
Leasehold improvements	177,679	176,786
Equipment	315,903	292,935
Aircraft	38,090	38,090
Furniture and fixtures	50,045	49,622
Construction in progress	37,848	22,880
	1,909,947	1,782,357
Less accumulated depreciation and amortization	(674,814)	(623,086)
	$1,235,133	$1,159,271
The increase in gross property and equipment during the six months ended December 31, 2017 was primarily due to the purchase of land in London. The purchase price of the land was $79,518 (£60,000), excluding transactional taxes of $20,661 (£15,590). The transactional taxes include a value-added tax of $15,904 (£12,000), which the Company expects to recover and is included in other current assets in the accompanying consolidated balance sheet as of December 31, 2017.
Depreciation and amortization expense on property and equipment was $25,532 and $24,350 for the three months ended December 31, 2017 and 2016, respectively, and $51,544 and $48,844 for the six months ended December 31, 2017 and 2016, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of December 31, 2017 and June 30, 2017 are as follows:

	December 31, 2017	June 30, 2017
MSG Entertainment	$165,666	$161,900
MSG Sports	226,955	218,187
	$392,621	$380,087
The net increase in the carrying amounts of goodwill, as compared to June 30, 2017, primarily reflects: (i) purchase price allocations for the CLG and Obscura acquisitions in the MSG Sports segment and MSG Entertainment segment, respectively, and (ii) measurement period adjustments for certain assets and liabilities for the TAO Group acquisition in the MSG Entertainment segment.
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units.
The Company’s indefinite-lived intangible assets as of December 31, 2017 and June 30, 2017 are as follows:

	December 31, 2017	June 30, 2017
Sports franchises (MSG Sports segment)	$109,429	$101,429
Trademarks (MSG Entertainment segment)	62,421	62,421
Photographic related rights (MSG Sports segment)	3,000	3,000
	$174,850	$166,850
The increase in the carrying amount of indefinite-lived intangible assets in MSG Sports segment reflects a franchise fee associated with CLG’s membership in the “League of Legends” North American League Championship Series.
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2017	Gross	Accumulated Amortization	Net
Trade names	$101,830	$(3,792)	$98,038
Venue management contracts	79,000	(3,042)	75,958
Favorable lease assets	54,253	(3,249)	51,004
Season ticket holder relationships	50,032	(42,539)	7,493
Non-compete agreements	11,400	(1,243)	10,157
Festival rights	9,080	(1,108)	7,972
Other intangibles	10,417	(4,147)	6,270
	$316,012	$(59,120)	$256,892

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

June 30, 2017	Gross	Accumulated Amortization	Net
Trade names	$98,530	$(1,003)	$97,527
Venue management contracts	79,000	(761)	78,239
Favorable lease assets	54,253	(812)	53,441
Season ticket holder relationships	50,032	(40,871)	9,161
Non-compete agreements	9,000	(261)	8,739
Festival rights	9,080	(739)	8,341
Other intangibles	4,217	(2,690)	1,527
	$304,112	$(47,137)	$256,975
Amortization expense for intangible assets, excluding the amortization of favorable lease assets of $1,218 for the three months ended December 31, 2017, which is reported in rent expense, was $5,012 and $1,616 for the three months ended December 31, 2017 and 2016, respectively. For the six months ended December 31, 2017 and 2016, amortization expense for intangible assets, excluding the amortization of favorable lease assets of $2,437 for the six months ended December 31, 2017, which is reported in rent expense, was $9,546 and $3,232, respectively. The increases in amortization expense reflects the purchase accounting adjustments for the TAO Group, CLG and Obscura acquisitions.
Note 9. Commitments and Contingencies
Commitments
As more fully described in Note 8 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, the Company’s commitments consist primarily of (i) the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for entertainment venues, and corporate offices, and (iii) revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises (see Note 6). The Company did not have any material changes in its contractual obligations since the end of fiscal year 2017 other than activities in the ordinary course of business.
In connection with the TAO Group and CLG acquisitions, the Company has accrued contingent consideration as part of the purchase price allocation. See Note 10 for further details of the amount recorded in the accompanying consolidated balance sheet as of December 31, 2017. In addition, see Note 10 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 regarding the principal repayments required under the TAO Group’s senior secured term loan facility.
Legal Matters
The Company owns 50% of AMSGE, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over ten thousand commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017, which has been extended through March 31, 2018. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for public performance licenses. The judge in the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Central District of California denied RMLC’s motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case. On July 21, 2017, RMLC filed a preliminary injunction motion in the United States District Court for the Eastern District of Pennsylvania to extend the duration of the interim licenses which GMR had granted to certain radio stations. The district court determined that the jurisdictional matter should be decided prior to addressing the motion for preliminary injunction and referred the jurisdictional questions to the Magistrate Judge in the United States District Court Eastern District of Pennsylvania. On November 29, 2017, the Magistrate Judge issued a report and recommendation that personal jurisdiction was not appropriate over GMR in the Eastern District of Pennsylvania and recommending the dismissal of the RMLC’s action without prejudice. The RMLC has filed objections to the Magistrate Judge’s report and recommendation.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents and available-for-sale securities:

	Fair Value Hierarchy	December 31, 2017	June 30, 2017
Assets:
Commercial Paper	I	$105,307	$105,476
Money market accounts	I	174,774	102,884
Time deposits	I	811,450	1,007,302
Available-for-sale securities	I	24,638	32,851
Total assets measured at fair value		$1,116,169	$1,248,513
All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amounts of the Company’s commercial paper, money market accounts and time deposits approximate fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2017		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$4,114	$4,114	$2,610	$2,610
Available-for-sale securities (a)	24,638	24,638	32,851	32,851
Liabilities
Long-term debt, including current portion (b)	$110,000	$108,826	$110,000	$110,091
_________________

(a)
Aggregate cost basis for available-for-sale securities, including transaction costs, was $23,222 as of December 31, 2017. The unrealized gain recorded in accumulated other comprehensive loss was $1,416 as of December 31, 2017. The fair value of the available-for-sale securities is determined based on quoted market prices in an active market at the New York Stock Exchange, which is classified within Level I of the fair value hierarchy.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
On January 31, 2017, TAO Group Intermediate Holdings LLC (“TAOIH”), TAO Group Operating LLC (“TAOG”) and certain of its subsidiaries entered into a $110,000 senior secured five-year term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable.

Contingent Consideration Liabilities
In connection with the TAO Group acquisition (see Note 3 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for further details), the Company recorded certain contingent consideration liabilities at fair value as part of the preliminary purchase price allocation. The fair value was estimated using a Monte-Carlo simulation model which included significant unobservable Level III inputs such as projected financial performance over the earn-out period (five years) along with estimates for market volatility and the discount rate applicable to potential cash payouts. As of December 31, 2017 and June 30, 2017, the fair value of contingent consideration liabilities in connection with the TAO Group acquisition was $7,900.
In connection with the CLG acquisition, the Company may be required to make future payments for deferred and contingent consideration up to a total of $9,150 based upon the achievement of certain specified objectives during the three years following the transaction as defined under the membership interest purchase agreement. The Company recorded $6,586 as the initial fair value of deferred and contingent consideration liabilities as part of the preliminary purchase price allocation. The fair values of these deferred and contingent consideration liabilities were estimated using weighted probabilities of achievement for the possible objective and earn-out events and adjusted for a discount rate applicable to the deferred and potential cash payouts. During the six months ended December 31, 2017, the Company made a payment of $4,000 as one of the objectives for contingent consideration was achieved. As of December 31, 2017, the fair value of deferred and contingent consideration liabilities was $2,586.
Note 11. Credit Facilities

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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2017, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of December 31, 2017.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms effective as of September 29, 2017. This facility was undrawn as of December 31, 2017.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2017, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of December 31, 2017.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with the financial covenants of the TAO Credit Facilities as of September 24, 2017 (the most recent date at which compliance was assessed under the TAO Credit Facilities). The TAO Revolving Credit Facility was undrawn as of December 31, 2017.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility. The interest rate on the TAO Credit Facilities as of September 24, 2017 was 9.25%. TAO Group made interest payments under the TAO Term Loan Facility of $2,580 and $5,098 for the three and six months ended September 24, 2017 (the period for which TAO Group’s operating results are recorded in the Company’s consolidated statements of operations for the three and six months ended December 31, 2017).
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred Financing Costs
The following table summarizes the presentation of the TAO Term Loan Facility, and the related deferred financing costs in the accompanying consolidated balance sheets as of December 31, 2017 and June 30, 2017.

	December 31, 2017
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$1,375	$(939)	$436
Long-term debt, net of deferred financing costs	108,625	(3,161)	105,464
Total	$110,000	$(4,100)	$105,900

	June 30, 2017
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$—	$—	$—
Long-term debt, net of deferred financing costs	110,000	(4,567)	105,433
Total	$110,000	$(4,567)	$105,433

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported on the accompanying consolidated balance sheets as of December 31, 2017 and June 30, 2017.

	December 31, 2017	June 30, 2017
Other current assets	$778	$806
Other assets	2,296	2,784
Note 12. Pension Plans and Other Postretirement Benefit Plan
See Note 11 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the Company’s defined benefit pension plans (“Pension Plans”), postretirement benefit plan (“Postretirement Plan”), Madison Square Garden 401(k) Savings Plan and the MSG Sports & Entertainment, LLC Excess Savings Plan (collectively, the “Savings Plans”), and Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Defined Benefit Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2017 and 2016 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$21	$23	$32	$34
Interest cost	1,374	1,240	51	40
Expected return on plan assets	(721)	(596)	—	—
Recognized actuarial loss	280	344	—	—
Amortization of unrecognized prior service credit	—	—	(6)	(13)
Net periodic benefit cost	$954	$1,011	$77	$61

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$42	$46	$63	$68
Interest cost	2,613	2,480	90	81
Expected return on plan assets	(1,317)	(1,192)	—	—
Recognized actuarial loss	620	688	—	—
Amortization of unrecognized prior service credit	—	—	(18)	(25)
Net periodic benefit cost	$1,958	$2,022	$135	$124

Defined Contribution Pension Plans
For the three and six months ended December 31, 2017 and 2016, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follow:

Savings Plans				Union Savings Plan
Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
December 31,		December 31,		December 31,		December 31,
2017	2016	2017	2016	2017	2016	2017	2016
$1,919	$1,984	$4,142	$3,946	$55	$28	$80	$50
Note 13. Share-based Compensation
See Note 12 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

For the three months ended December 31, 2017 and 2016, share-based compensation expense was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses and was $13,912 and $11,743, respectively. For the six months ended December 31, 2017 and 2016, share-based compensation expense was $26,816 and $20,098, respectively.
Upon the adoption of ASU No. 2016-09, the Company elected to account for forfeitures as they occur on a prospective basis effective July 1, 2017, rather than estimating expected forfeitures as was required under the prior guidance. See “Note 2. Accounting Policies — Recently Issued Accounting Pronouncements” for further discussion on the impact from the adoption of ASU 2016-09.
In addition, for the Company’s stock option awards, the Company applies the fair value recognition provisions of ASC Topic 718 “Compensation — Stock Compensation”. ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing all vesting tranches in the aggregate as one award using an average expected term. For stock options, the Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.
The Company determines its assumptions for the Black-Scholes option-pricing model in accordance with ASC Topic 718 and SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” based on the following:

•	The expected term of stock options is estimated using the simplified method.

•	The expected risk-free interest rate is based on the U.S. Treasury interest rate which term is consistent with the expected term of the stock options.

•	The expected volatility is based on the historical volatility of the Company’s stock price.
In December 2007, the SEC staff issued SAB No. 110, “Certain Assumptions Used In Valuation Methods — Expected Term”. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in fiscal year 2018 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including the Company’s and MSG Networks’ employees) of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the six months ended December 31, 2017:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2017	208	464	$172.78
Granted	103	180	$211.15
Vested	(88)	(249)	$176.90
Forfeited	(8)	(127)	$183.20
Unvested award balance, December 31, 2017	215	268	$189.51

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The fair value of RSUs that vested during the six months ended December 31, 2017 was $74,582. RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 57 of these RSUs, with an aggregate value of $12,232 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2017.
The fair value of RSUs that vested during the six months ended December 31, 2016 was $15,209. The weighted-average fair value per share at grant date of RSUs granted during the six months ended December 31, 2016 was $170.98.
Stock Options Award Activity
The following table summarizes activity related to a holder of the Company’s stock options for the six months ended December 31, 2017:

	Number of		Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options
Balance as of June 30, 2017	—	—	$—		$—
Granted	94	—	$210.13
Balance as of December 31, 2017	94	—	$210.13	9.96	$68
Exercisable as of December 31, 2017	—	—	$—	—	$—
During the six months ended December 31, 2017, the Company granted 94 stock options that vest ratably over three years and are being expensed on a straight-line basis over the vesting period of the stock options. The maximum contractual term is 10 years. The Company calculated the fair value of these options on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant-date fair value of $53.29.
The following are key assumptions used to calculate the weighted-average grant-date fair value of stock options:

Expected term	6 years
Expected volatility	20.38%
Risk-free interest rate	2.22%
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
During the six months ended December 31, 2017, the Company repurchased 56 shares of Class A Common Stock for a total cost of $11,685, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of December 31, 2017. As of December 31, 2017, the Company had $259,639 of availability remaining under its stock repurchase authorization.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan (a)	Cumulative Translation Adjustments	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2017	$(39,408)	$—	$5,293	$(34,115)
Other comprehensive income (loss) before reclassifications, before income taxes	—	2,277	(8,213)	(5,936)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	602	—	—	602
Other comprehensive income (loss)	602	2,277	(8,213)	(5,334)
Balance as of December 31, 2017	$(38,806)	$2,277	$(2,920)	$(39,449)

Balance as of June 30, 2016	$(42,611)	$—	$—	$(42,611)
Other comprehensive income before reclassifications, before income taxes	—	—	10,175	10,175
Amounts reclassified from accumulated other comprehensive loss, before income taxes	663	—	—	663
Other comprehensive income	663	—	10,175	10,838
Balance as of December 31, 2016	$(41,948)	$—	$10,175	$(31,773)
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

Note 16. Income Taxes
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted, which significantly changed the existing U.S. tax laws, including a reduction in the corporate Federal income tax rate from 35% to 21% effective January 1, 2018. The Company is required to recognize the effect of tax law changes in the period of enactment even though certain key aspects of the new law became effective January 1, 2018. The Company’s income tax provision for interim periods is comprised of the tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. The Company used a blended statutory Federal income rate of 28% based upon the number of days that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21% to calculate its most recent estimated annual effective tax rate.
Income tax expense (benefit) for the three months ended December 31, 2017 and 2016 was $(116,832) and $3,248, respectively. For the six months ended December 31, 2017 and 2016, income tax expense (benefit) was $(116,070) and $314, respectively.
Income tax benefit for the three months ended December 31, 2017 of $116,832 differs from the income tax expense derived from applying the blended statutory Federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower Federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future Federal net operating losses have an unlimited carry-forward period. These rules on future Federal net operating losses allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Other decreases to the statutory rate include the impact of an income tax benefit of $27,059 in Federal and state valuat

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

ion allowance decreases recorded which offsets the income tax expense attributable to most of the operating income, and the impact of a change in state tax rate of $3,241. These decreases were partially offset by the impact of state and local income taxes (net of Federal benefit) of $6,494 and tax expense of $430 primarily related to non-deductible expenses.
Income tax benefit for the six months ended December 31, 2017 of $116,070 differs from the income tax expense derived from applying the blended statutory Federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower Federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future Federal net operating losses have an unlimited carry-forward period. These rules on future Federal net operating losses allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Other decreases to the statutory rate include the impact of an income tax benefit of $24,399 in Federal and state valuation allowance decreases recorded which offsets the income tax expense attributable to most of the operating income, and the impact of a change in state tax rate of $3,110. These decreases were partially offset by the impact of state and local income taxes (net of Federal benefit) of $6,494 and tax expense of $1,237 primarily related to non-deductible expenses.
Income tax expense for the three months ended December 31, 2016 of $3,248 differs from income tax expense derived from applying the statutory Federal rate of 35% to pretax income primarily as a result of a reduction of $22,123 of recorded Federal and state valuation allowances which offsets tax expense that would otherwise have been recorded on operating income. The tax expense also includes $3,126 to reverse a tax benefit recorded on operating losses in the three months ended September 30, 2016, as well as tax expense of $1,012 primarily related to non-deductible expenses.
Income tax expense for the six months ended December 31, 2016 of $314 differs from income tax expense derived from applying the statutory Federal rate of 35% to pretax income primarily as a result of a reduction of $11,115 of recorded Federal and state valuation allowances which offsets tax expense that would have otherwise been recorded on operating income. The income tax expense also reflects tax expense of $1,342 primarily related to non-deductible expenses.
The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of December 31, 2017 and June 30, 2017. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.
Note 17. Related Party Transactions
As of December 31, 2017, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2.8% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.3% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”).
In connection with the Distribution, the Company entered into various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a transition services agreement (“TSA”). The TSA expired on September 30, 2017. The Company entered into a new services agreement effective July 1, 2017, which provides for each party to furnish substantially the same services, as well as the executive support services described below, in exchange for service fees.
Beginning in June 2016, the Company agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman with MSG Networks and (ii) the Company’s Vice Chairman with MSG Networks and AMC Networks.
On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), AMC Networks and MSG Networks providing for the sharing of certain expenses associated with executive office space which will be available to James L. Dolan (the Executive Chairman, Chief Executive Officer and a director of the Company, the Executive Chairman and a director of MSG Networks, and a director of AMC Networks), Charles F. Dolan (the Executive Chairman and a director of AMC Networks and a director of the Company and MSG Networks), and the DFO which is controlled by Charles F. Dolan.
On January 11, 2017, the Company, through a wholly-owned subsidiary, and Quart 2C, LLC (“Q2C”), a company controlled by

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and director, and Kristin A. Dolan, his wife and a director of the Company, entered into reciprocal aircraft lease agreements pursuant to which the Company and Q2C have agreed from time to time to make available for lease each party’s aircraft to the other party on a non-exclusive basis for rent at an hourly rate and specified expenses of each flight. On February 8, 2017, the Company, through a wholly-owned subsidiary, and AMC Networks entered into aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make the aircraft owned or leased by it available to AMC Networks for lease on a “time sharing” basis.
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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues	$41,131	$39,040	$77,041	$72,881
Operating expenses (credits):
Corporate general and administrative, net - MSG Networks	$(2,494)	$(2,406)	$(4,950)	$(4,895)
Consulting fees	1,014	942	2,029	1,919
Advertising expenses	594	475	630	595
Other, net	125	(152)	238	(134)
Revenues
Revenues from related parties primarily consist of local media rights recognized by the Company’s Sports segment from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets, as well as commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. In addition, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory and consulting services to Tribeca Enterprises for a fee. The Company is also a party to certain commercial arrangements with AMC Networks and its subsidiaries.
Corporate General and Administrative Expense, net - MSG Networks
The Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. For the three and six months ended December 31, 2017, corporate general and administrative expense, net - MSG Networks amount

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

reflects charges from the Company to MSG Networks of $2,274 and $4,477, respectively, net of general and administrative costs charged to the Company by MSG Networks, under a new services agreement, which became effective July 1, 2017.
For the three and six months ended December 31, 2016, corporate general and administrative expense, net - MSG Networks amount reflects charges from the Company to MSG Networks of $2,118 and $4,166, respectively, net of general and administrative costs charged to the Company by MSG Networks, under the TSA, which expired on September 30, 2017.
Consulting Fees
The Company pays AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services. In the fourth quarter of fiscal year 2016, the Company paid $5,000 to AMSGE for work performed towards securing the right to lease property to be developed in Las Vegas. That amount is included in other assets in the accompanying consolidated balance sheets as of December 31, 2017 and June 30, 2017 and will be amortized over the term of the lease.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks, most of which related to the utilization of advertising and promotional benefits by the Company.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and DFO/Sterling Aviation, LLC and (ii) time sharing agreements with MSG Networks and AMC Networks.
Note 18. Segment Information
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended December 31, 2017
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$271,216	$265,086	$—	$—	$536,302
Direct operating expenses		147,045	163,683	20	1,133	311,881
Selling, general and administrative expenses	(a)	45,278	50,230	25,932	—	121,440
Depreciation and amortization	(b)	4,362	1,849	19,589	4,744	30,544
Operating income (loss)		$74,531	$49,324	$(45,541)	$(5,877)	$72,437
Loss in equity method investments						(2,608)
Interest income						5,378
Interest expense						(3,798)
Miscellaneous expense	(e)					(250)
Income from operations before income taxes						$71,159

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$74,531	$49,324	$(45,541)	$(5,877)	$72,437
Add back:
Share-based compensation		3,051	3,905	6,956	—	13,912
Depreciation and amortization		4,362	1,849	19,589	4,744	30,544
Other purchase accounting adjustments		—	—	—	1,133	1,133
Adjusted operating income (loss)		$81,944	$55,078	$(18,996)	$—	$118,026

Other information:
Capital expenditures	(c)	$3,407	$588	$104,150	$—	$108,145

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended December 31, 2016
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$192,485	$252,665	$—	$—	$445,150
Direct operating expenses		106,464	160,209	—	—	266,673
Selling, general and administrative expenses	(a)	26,442	49,346	18,472	—	94,260
Depreciation and amortization	(b) (d)	2,603	2,905	20,228	230	25,966
Operating income (loss)		$56,976	$40,205	$(38,700)	$(230)	$58,251
Loss in equity method investments						(1,188)
Interest income						2,692
Interest expense						(491)
Miscellaneous income	(e)					1,405
Income from operations before income taxes						$60,669

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$56,976	$40,205	$(38,700)	$(230)	$58,251
Add back:
Share-based compensation		4,076	4,100	3,567	—	11,743
Depreciation and amortization		2,603	2,905	20,228	230	25,966
Adjusted operating income (loss)		$63,655	$47,210	$(14,905)	$—	$95,960

Other information:
Capital expenditures		$5,434	$693	$7,297	$—	$13,424

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2017
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$435,497	$346,020	$—	$—	$781,517
Direct operating expenses		252,691	180,585	41	2,300	435,617
Selling, general and administrative expenses	(a)	89,905	92,664	45,285	24	227,878
Depreciation and amortization	(b)	8,523	3,755	39,889	8,923	61,090
Operating income (loss)		$84,378	$69,016	$(85,215)	$(11,247)	$56,932
Earnings in equity method investments						2,117
Interest income						9,764
Interest expense						(7,509)
Miscellaneous expense	(e)					(250)
Income from operations before income taxes						$61,054

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$84,378	$69,016	$(85,215)	$(11,247)	$56,932
Add back:
Share-based compensation		6,952	8,141	11,723	—	26,816
Depreciation and amortization		8,523	3,755	39,889	8,923	61,090
Other purchase accounting adjustments		—	—	—	2,324	2,324
Adjusted operating income (loss)		$99,853	$80,912	$(33,603)	$—	$147,162

Other information:
Capital expenditures	(c)	$11,113	$1,559	$115,012	$—	$127,684

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2016
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$303,183	$323,662	$—	$—	$626,845
Direct operating expenses		198,322	179,758	—	—	378,080
Selling, general and administrative expenses	(a)	49,882	88,859	32,540	—	171,281
Depreciation and amortization	(b) (d)	5,059	5,523	41,034	460	52,076
Operating income (loss)		$49,920	$49,522	$(73,574)	$(460)	$25,408
Loss in equity method investments						(2,182)
Interest income						5,091
Interest expense						(901)
Miscellaneous income	(e)					1,405
Income from operations before income taxes						$28,821

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$49,920	$49,522	$(73,574)	$(460)	$25,408
Add back:
Share-based compensation		7,615	7,584	4,899	—	20,098
Depreciation and amortization		5,059	5,523	41,034	460	52,076
Adjusted operating income (loss)		$62,594	$62,629	$(27,641)	$—	$97,582

Other information:
Capital expenditures		$6,794	$2,357	$12,615	$—	$21,766
_________________

(a)	Corporate and Other’s selling, general and administrative expenses primarily consist of unallocated corporate general and administrative costs.

(b)
Corporate and Other principally includes depreciation and amortization on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)
Corporate and Other’s capital expenditures for the three and six months ended December 31, 2017 are primarily associated with the purchase of land in London. See Note 7 for more information regarding this purchase. MSG Entertainment’s capital expenditures for the six months ended December 31, 2017 are primarily associated with certain investments with respect to Radio City Music Hall.

(d)
MSG Entertainment’s depreciation and amortization for the three and six months ended December 31, 2016 was reclassified to exclude the impact of purchase accounting adjustments related to the BCE acquisition.

(e)
Miscellaneous expense for the three and six months ended December 31, 2017 reflects a pre-tax non-cash impairment charge to write off the carrying value of one of the Company’s cost method investments. Miscellaneous income for the three and six months ended December 31, 2016 consists principally of the recovery of certain claims in connection with a third-party bankruptcy proceeding.

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

•
our ability to successfully design, construct, finance and operate new venues in Las Vegas, London and other markets, and the investments and costs associated with those efforts, including the impact of unexpected construction delays and cost overruns;

•
changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps, revenue sharing, NBA luxury tax thresholds and media rights) or other regulations under which we operate;

•	any NBA or NHL work stoppage;

•	seasonal fluctuations and other variations in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses;

•	the successful development of new live productions or enhancements or changes to existing productions and the investments associated with such development or enhancements or changes;

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

•	the impact of plans to redesign Pennsylvania Station, including the possible disposition of The Theater at Madison Square Garden;

•	business, reputational and litigation risk if there is a loss, disclosure or misappropriation of stored personal information or other breaches of our information security;

•	a default by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock;

•	the tax free treatment of the Distribution;

•	the impact of the Tax Cuts and Jobs Act on our income tax expense and deferred tax liabilities; and

•	the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable Federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports.
MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group and BCE. TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original productions — the Christmas Spectacular and the New York Spectacular. In November 2017, the Company acquired a 100% controlling interest in Obscura, a creative studio, which is now part of our MSG Entertainment segment. See Note 3 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion on certain costs incurred by Obscura.
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

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Australia and Singapore.
Factors Affecting Results of Operations
TAO Group’s Operating Results
The Company completed the TAO Group acquisition on January 31, 2017. TAO Group financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records TAO Group’s operating results in its consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related operating results for the three months ended December 31, 2017 are for the period from June 26, 2017 to September 24, 2017. TAO Group’s related operating results for the six months ended December 31, 2017 are for the period from March 27, 2017 to September 24, 2017. In addition, the results of operations of the Company and the MSG Entertainment segment for the three and six months ended December 31, 2016 do not include any of TAO Group’s operating results.
CLG’s Operating Results
The results of operations of the Company and the MSG Sports segment for the three and six months ended December 31, 2017 include CLG’s results of operations from the date of acquisition, which was July 28, 2017. The Company’s results for the three and six months ended December 31, 2016 do not include any of CLG’s operating results.
Obscura’s Operating Results
The results of operations of the Company and the MSG Entertainment segment for the three and six months ended December 31, 2017 include Obscura’s results of operations from the date of acquisition, which was November 20, 2017. The Company’s results for the three and six months ended December 31, 2016 do not include any of Obscura’s operating results. In addition, the Obscura financial results of operations will be reflected in the MSG Entertainment segment. Any costs incurred by Obscura that are associated with the Company’s venue development initiatives will be reported in “Corporate and Other.”
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016 on a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2017 compared to the six months ended December 31, 2016, as well as certain contractual obligations and off balance sheet arrangements.
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

Results of Operations
Comparison of the Three Months Ended December 31, 2017 versus the Three Months Ended December 31, 2016
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Revenues	$536,302	$445,150	$91,152	20%

Direct operating expenses	311,881	266,673	45,208	17%
Selling, general and administrative expenses	121,440	94,260	27,180	29%
Depreciation and amortization	30,544	25,966	4,578	18%
Operating income	72,437	58,251	14,186	24%
Other income (expense):
Loss in equity method investments	(2,608)	(1,188)	(1,420)	(120)%
Interest income, net	1,580	2,201	(621)	(28)%
Miscellaneous income (expense)	(250)	1,405	(1,655)	(118)%
Income from operations before income taxes	71,159	60,669	10,490	17%
Income tax benefit (expense)	116,832	(3,248)	120,080	NM
Net income	187,991	57,421	130,570	NM
Less: Net loss attributable to redeemable noncontrolling interests	(767)	—	(767)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(855)	(305)	(550)	(180)%
Net income attributable to The Madison Square Garden Company’s stockholders	$189,613	$57,726	$131,887	NM
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the three months ended December 31, 2017 as compared to the prior year period.
Our results for the three months ended December 31, 2017 include the operating results of TAO Group, CLG, and Obscura and, as a result, our operating results for the current year period are not directly comparable to our results for the prior year period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$78,731	$40,581	$18,836	$1,759	$17,555
MSG Sports segment (a)	12,421	3,474	884	(1,056)	9,119
Corporate and Other	—	20	7,460	(639)	(6,841)
Purchase accounting adjustments	—	1,133	—	4,514	(5,647)
	$91,152	$45,208	$27,180	$4,578	$14,186
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

Selling, general and administrative expenses - Corporate and Other
Selling, general and administrative expenses in Corporate and Other for the three months ended December 31, 2017 increased $7,460, or 40%, to $25,932. The increase was primarily due to higher employee compensation and related benefits, as well as the inclusion of certain Obscura selling, general and administrative costs, which primarily reflects retention bonuses paid in connection with the change of control. The increase was partially offset by a management fee earned for providing management and strategic services to TAO Group, which is eliminated in the Company’s consolidated results of operations presented above.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the three months ended December 31, 2017 increased $6,841, or 18%, to $45,541. The increase was primarily due to higher selling, general and administrative expenses as discussed above, partially offset by lower depreciation and amortization as a result of certain assets being fully depreciated and amortized. See Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Loss in equity method investments
Loss in equity method investments for the three months ended December 31, 2017 increased $1,420 to $2,608. The year-over-year increase in loss reflects a distribution from an equity method investment during the prior year period that was previously written off and an increase in the net loss attributable to the Company’s investees, partially offset by the absence of the Company’s share of the results of Fuse Media as the investment was written off in the third quarter of fiscal year 2017.
Interest income, net
Net interest income for the three months ended December 31, 2017 decreased $621, or 28%, to $1,580 as compared to the prior year period primarily due to interest expense incurred under the TAO Term Loan Facility. The decrease was partially offset by higher interest income earned by the Company as a result of higher interest rates and a change in investment mix. In addition, during the three months ended December 31, 2017, the Company recognized interest income of $937, which was received in connection with the repayment of a loan receivable from one of the Company’s nonconsolidated affiliates that was on a nonaccrual status.
Miscellaneous income (expense)
Miscellaneous expense in the current year period reflects a pre-tax non-cash impairment charge to write off the carrying value of one of the Company’s cost method investments. Miscellaneous income in the prior year period consists principally of the recovery of certain claims in connection with a third-party bankruptcy proceeding.
Income taxes
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted, which significantly changed the existing U.S. tax laws, including a reduction in the corporate Federal income tax rate from 35% to 21% effective January 1, 2018. The Company is required to recognize the effect of tax law changes in the period of enactment even though certain key aspects of the new law became effective January 1, 2018. The Company’s income tax provision for interim periods is comprised of the tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. The Company used a blended statutory Federal income rate of 28% based upon the number of days that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21% to calculate its most recent estimated annual effective tax rate.
Income tax benefit for the three months ended December 31, 2017 was $116,832 and income tax expense for the three months ended December 31, 2016 was $3,248.
Income tax benefit for the three months ended December 31, 2017 of $116,832 differs from the income tax expense derived from applying the blended statutory Federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower Federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future Federal net operating losses have an unlimited carry-forward period. These rules on future Federal net operating losses allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Other decreases to the statutory rate include the impact of an income tax benefit of $27,059 in Federal and state valuation allowance decreases recorded which offsets the income tax expense attributable to most of the operating income, and the impact of a change in state tax rate of $3,241. These decreases were partially offset by the impact of state and local income taxes (net of Federal benefit) of $6,494 and tax expense of $430 primarily related to non-deductible expenses.

Income tax expense for the three months ended December 31, 2016 of $3,248 differs from income tax expense derived from applying the statutory Federal rate of 35% to pretax income primarily as a result of a reduction of $22,123 of recorded Federal and state valuation allowances which offsets tax expense that would otherwise have been recorded on operating income. The tax expense also includes $3,126 to reverse a tax benefit recorded on operating losses in the three months ended September 30, 2016, as well as tax expense of $1,012 primarily related to non-deductible expenses.
Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Three Months Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Operating income	$72,437	$58,251	$14,186	24%
Share-based compensation	13,912	11,743
Depreciation and amortization (a)	30,544	25,966
Other purchase accounting adjustments	1,133	—
Adjusted operating income	$118,026	$95,960	$22,066	23%
_________________

(a)	Depreciation and amortization includes purchase accounting adjustments of $4,744 and $230 for three months ended December 31, 2017 and 2016, respectively.
Adjusted operating income for the three months ended December 31, 2017 increased by $22,066, or 23%, to adjusted operating income of $118,026 as compared to the prior year period. The increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$18,289
Increase in adjusted operating income of the MSG Sports segment	7,868
Other net decreases	(4,091)
$22,066
Other net decreases were primarily due to higher employee compensation and related benefits, excluding share-based compensation expense, as well as the inclusion of certain Obscura selling, general and administrative costs, which primarily reflects retention bonuses paid in connection with the change of control. This increase was partially offset by a management fee earned for providing management and strategic services to TAO Group, which is eliminated in the Company’s consolidated results of operations presented above.
Net loss attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended December 31, 2017, the Company recorded a net loss attributable to redeemable noncontrolling interests of $767 and a net loss attributable to nonredeemable noncontrolling interests of $855 as compared to $305 of net loss attributable to nonredeemable noncontrolling interests for the three months ended December 31, 2016. These amounts represent the share of net loss from the Company’s investments in TAO Group, BCE and CLG that are not attributable to the Company. In addition, the net loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Three Months Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Revenues	$271,216	$192,485	$78,731	41%
Direct operating expenses	147,045	106,464	40,581	38%
Selling, general and administrative expenses	45,278	26,442	18,836	71%
Depreciation and amortization	4,362	2,603	1,759	68%
Operating income	$74,531	$56,976	$17,555	31%
Reconciliation to adjusted operating income:
Share-based compensation	3,051	4,076
Depreciation and amortization	4,362	2,603
Adjusted operating income	$81,944	$63,655	$18,289	29%
Revenues
Revenues for the three months ended December 31, 2017 increased $78,731, or 41%, to $271,216 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of revenues associated with entertainment dining and nightlife offerings	$54,436
Increase in event-related revenues at The Theater at Madison Square Garden	7,202
Increase in revenues from the presentation of the Christmas Spectacular	6,618
Increase in event-related revenues at the Forum	5,204
Increase in event-related revenues at The Garden	3,707
Increase in event-related revenues at The Chicago Theatre	1,329
Net decrease in venue-related sponsorship and signage and suite rental fee revenues	(1,067)
Other net increases, inclusive of revenues from Obscura	1,302
$78,731
The inclusion of revenues associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects revenues generated from food and beverage sales. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related revenues are for the period from June 26, 2017 to September 24, 2017.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events, as well as additional events held at the venue during the current year period as compared to the prior year period.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to higher ticket-related revenue, mainly as a result of higher average ticket prices and the impact of additional scheduled performances, partially offset by a decrease in average per-show paid attendance in the current year period as compared to the prior year period. The Company had 200 scheduled performances of the production this holiday season, 197 of which took place in the second quarter of fiscal year 2018, as compared to 197 scheduled performances in fiscal year 2017, of which 191 took place in the second quarter of fiscal year 2017. For the 2017 holiday season, more than one million tickets were sold, representing a low single digit percentage decrease as compared to the 2016 holiday season.
The increase in event-related revenues at the Forum was due to a change in the mix of events, as well as additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.

The increase in event-related revenues at The Chicago Theatre was primarily due to a change in the mix of events and additional events held at the venue during the current year period as compared to the prior year period.
The net decrease in venue-related sponsorship and signage and suite rental fee revenues was primarily due to lower sponsorship and signage revenues, as a result of the timing of delivering certain contractually obligated sponsorship assets, as well as the impact of a marketing partner, upon renewal of its agreement, shifting its marketing spend from a combination of entertainment and sports, entirely to sports. The decrease in sponsorship and signage was partially offset by an increase in suite rental revenue.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2017 increased $40,581, or 38%, to $147,045 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of direct operating expenses associated with entertainment dining and nightlife offerings	$32,034
Increase in event-related direct operating expenses at the Forum	4,016
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	3,298
Increase in direct operating expenses associated with the presentation of the Christmas Spectacular	1,102
Increase in event-related direct operating expenses at The Chicago Theatre	858
Decrease in venue operating costs	(1,278)
Other net increases, inclusive of direct operating expenses from Obscura	551
$40,581
The inclusion of direct operating expenses associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects costs associated with food and beverage sales, inclusive of labor costs, as well as venue related operating expenses. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related direct operating expenses are for the period from June 26, 2017 to September 24, 2017.
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
The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to higher labor costs, additional scheduled performances, as well as an increase in deferred production cost amortization, partially offset by lower marketing expenses during the current year period as compared to the prior year period. The Company had 200 scheduled performances of the production this holiday season, 197 of which took place in the second quarter of fiscal year 2018, as compared to 197 scheduled performances in fiscal year 2017, of which 191 took place in the second quarter of fiscal year 2017.
The increase in event-related direct operating expenses at The Chicago Theatre was primarily due to a change in the mix of events and additional events held at the venue during the current year period as compared to the prior year period.
The decrease in venue operating costs reflects lower labor costs, partially offset by higher real estate taxes at Radio City Music Hall during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2017 increased $18,836, or 71%, to $45,278 as compared to the prior year period mainly due to (i) inclusion of TAO Group’s selling, general and administrative costs, including a management fee incurred by TAO Group payable to the Company for providing management and strategic services and, to a lesser extent, (ii) an increase in corporate general and administrative costs and (iii) higher professional fees.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2017 increased $1,759, or 68%, to $4,362 as compared to the prior year period primarily due to the inclusion of depreciation and amortization for TAO Group’s property and equipment.

Operating income
Operating income for the three months ended December 31, 2017 increased $17,555, or 31%, to $74,531 as compared to the prior year period primarily due to an increase in revenues partially offset by higher direct operating expenses, higher selling, general and administrative expenses and, to a lesser extent, higher depreciation and amortization, as discussed above.
Adjusted operating income
Adjusted operating income increased for the three months ended December 31, 2017 by $18,289, or 29%, to $81,944 as compared to the prior year period primarily due to an increase in revenues partially offset by higher direct operating expenses and selling, general and administrative expenses as discussed above, excluding share-based compensation expense.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Three Months Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Revenues	$265,086	$252,665	$12,421	5%
Direct operating expenses	163,683	160,209	3,474	2%
Selling, general and administrative expenses	50,230	49,346	884	2%
Depreciation and amortization	1,849	2,905	(1,056)	(36)%
Operating income	$49,324	$40,205	$9,119	23%
Reconciliation to adjusted operating income:
Share-based compensation	3,905	4,100
Depreciation and amortization	1,849	2,905
Adjusted operating income	$55,078	$47,210	$7,868	17%

Revenues
Revenues for the three months ended December 31, 2017 increased $12,421, or 5%, to $265,086 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams’ sponsorship and signage revenues and ad sales commission	$5,102
Increase in professional sports teams’ pre/regular season ticket-related revenue	3,900
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	3,640
Increase in local media rights fees from MSG Networks	2,140
Increase in suite rental fee revenue	1,862
Increase in revenues from league distributions	1,436
Decrease in event-related revenues from other live sporting events	(6,149)
Other net increases, inclusive of other revenues from CLG not discussed elsewhere in this table	490
$12,421
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to increased sales of existing sponsorship and signage inventory, new sponsorship and signage inventory, and the impact of a marketing partner, upon renewal of its agreement, shifting its marketing spend from a combination of entertainment and sports, entirely to sports.
The increase in professional sports teams’ pre/regular season ticket-related revenue was due to the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period and higher average Rangers per-game revenue, partially offset by lower average Knicks per-game revenue. The Knicks played five more regular season games and the Rangers played four more regular season games and one fewer pre-season game at The Garden during the current year period as compared to the prior year period.
The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was due to the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period partially offset by lower average per-game revenue during the current year period as compared to the prior year period.
The increase in local media rights fees from MSG Networks was due to contractual rate increases.
The increase in suite rental fee revenue was due to contractual rate increases, as well as higher sales of suite products.
The decrease in event-related revenues from other live sporting events was primarily due to a change in the mix of events, one event that generated lower revenue and fewer events held during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2017 increased $3,474, or 2%, to $163,683 as compared to the prior year period. The net increase is attributable to the following:

Increase in other team operating expenses not discussed elsewhere in this table	$2,137
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	1,902
Increase in net provisions for certain team personnel transactions	1,778
Increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	1,709
Decrease in event-related expenses associated with other live sporting events	(2,896)
Decrease in venue operating costs	(1,383)
Other net increases	227
$3,474
The increase in other team operating expenses was primarily due to higher day-of-event costs, primarily driven by the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period.
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax and for certain team personnel transactions were as follows:

	Three Months Ended		Increase
	December 31,
	2017	2016
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$20,973	$19,071	$1,902
Net provisions for certain team personnel transactions	2,758	980	1,778
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher provisions for both NBA and NHL revenue sharing expense of $1,855 and lower NBA luxury tax credit of $47. Higher NBA and NHL revenue sharing expense primarily reflects higher estimated NBA and NHL revenue sharing expense for the 2017-18 season and adjustments to prior seasons’ revenue sharing expense partially offset by higher estimated net player escrow recoveries. The Knicks were not a luxury tax payer for the 2016-17 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of December 31, 2017 would not result in luxury tax for the 2017-18 season and the estimated luxury tax receipt is expected to approximate the luxury tax receipt for the 2016-17 season. The actual amounts for the 2017-18 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transactions for the three months ended December 31, 2017 and 2016 reflect provisions recorded for player waivers/contract terminations.
The increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was due to the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period partially offset by lower average per-game expense during the current year period as compared to the prior year period.

The decrease in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events, one event that generated lower expense and fewer events held during the current year period as compared to the prior year period.
The decrease in venue operating costs was primarily due to the absence of a non-recurring labor-related cost at The Garden.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2017 increased $884, or 2%, to $50,230 as compared to the prior year period.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2017 decreased $1,056, or 36%, to $1,849 as compared to the prior year period including the impact of an intangible asset becoming fully amortized.
Operating income
Operating income for the three months ended December 31, 2017 increased $9,119, or 23%, to $49,324 as compared to the prior year period primarily due to an increase in revenues partially offset by higher direct operating expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended December 31, 2017 increased $7,868, or 17%, to $55,078 as compared to the prior year period primarily due to an increase in revenues partially offset by higher direct operating expenses and selling, general and administrative expenses, as discussed above, excluding share-based compensation expense.
The Company may experience lower regular season ticket-related revenue for the second half of fiscal year 2018 as compared to the prior fiscal year including the impact of the Knicks and Rangers playing fewer home games.

Comparison of the Six Months Ended December 31, 2017 versus the Six Months Ended December 31, 2016
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Six Months Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Revenues	$781,517	$626,845	$154,672	25%

Direct operating expenses	435,617	378,080	57,537	15%
Selling, general and administrative expenses	227,878	171,281	56,597	33%
Depreciation and amortization	61,090	52,076	9,014	17%
Operating income	56,932	25,408	31,524	124%
Other income (expense):
Earnings (loss) in equity method investments	2,117	(2,182)	4,299	197%
Interest income, net	2,255	4,190	(1,935)	(46)%
Miscellaneous income (expense)	(250)	1,405	(1,655)	(118)%
Income from operations before income taxes	61,054	28,821	32,233	112%
Income tax benefit (expense)	116,070	(314)	116,384	NM
Net income	177,124	28,507	148,617	NM
Less: Net income attributable to redeemable noncontrolling interests	133	—	133	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,515)	(593)	(922)	(155)%
Net income attributable to The Madison Square Garden Company’s stockholders	$178,506	$29,100	$149,406	NM
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the six months ended December 31, 2017 as compared to the prior year period.
Our results for the fiscal year 2018 include the operating results of TAO Group, CLG and Obscura and, as a result, our operating results for the fiscal year 2018 are not directly comparable to our results for the fiscal year 2017 period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$132,314	$54,369	$40,023	$3,464	$34,458
MSG Sports segment (a)	22,358	827	3,805	(1,768)	19,494
Corporate and Other	—	41	12,745	(1,145)	(11,641)
Purchase accounting adjustments	—	2,300	24	8,463	(10,787)
	$154,672	$57,537	$56,597	$9,014	$31,524
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

 Selling, general and administrative expenses - Corporate and Other
 Selling, general and administrative expenses in Corporate and Other for the six months ended December 31, 2017 increased $12,745, or 39%, to $45,285. The increase was primarily due to higher employee compensation and related benefits, as well as the inclusion of certain Obscura selling, general and administrative costs, which primarily reflects retention bonuses paid in connection with the change of control. The increase was partially offset by a management fee earned for providing management and strategic services to TAO Group. The TAO Group’s management fee is eliminated in the Company’s consolidated results of operations presented above.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the six months ended December 31, 2017 increased $11,641, or 16%, to $85,215. The increase was primarily due to higher selling, general and administrative expenses as discussed above, partially offset by lower depreciation and amortization as a result of certain assets being fully depreciated and amortized. See Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Earnings (loss) in equity method investments
Earnings in equity method investments for the six months ended December 31, 2017 improved $4,299 to $2,117. The year-over-year change primarily reflects an improvement in the net earnings attributable to the Company’s investees.
Interest income, net
Net interest income for the six months ended December 31, 2017 decreased $1,935, or 46% to $2,255 as compared to the prior year period primarily due to interest expense incurred under the TAO Term Loan Facility. The decrease was partially offset by higher interest income earned by the Company as a result of higher interest rates and a change in investment mix. In addition, during the six months ended December 31, 2017, the Company recognized interest income of $937, which was received in connection with the repayment of a loan receivable from one of the Company’s nonconsolidated affiliates that was on a nonaccrual status.
Miscellaneous income (expense)
Miscellaneous expense in the current year period reflects a pre-tax non-cash impairment charge to write off the carrying value of one of the Company’s cost method investments. Miscellaneous income in the prior year period consists principally of the recovery of certain claims in connection with a third-party bankruptcy proceeding.
Income taxes
Income tax benefit for the six months ended December 31, 2017 was $116,070 and income tax expense for the six months ended December 31, 2016 was $314.
Income tax benefit for the six months ended December 31, 2017 of $116,070 differs from the income tax expense derived from applying the blended statutory Federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower Federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future Federal net operating losses have an unlimited carry-forward period. These rules on future Federal net operating losses allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Other decreases to the statutory rate include the impact of an income tax benefit of $24,399 in Federal and state valuation allowance decreases recorded which offsets the income tax expense attributable to most of the operating income, and the impact of a change in state tax rate of $3,110. These decreases were partially offset by the impact of state and local income taxes (net of Federal benefit) of $6,494 and tax expense of $1,237 primarily related to non-deductible expenses.
Income tax expense for the six months ended December 31, 2016 of $314 differs from income tax expense derived from applying the statutory Federal rate of 35% to pretax income primarily as a result of a reduction of $11,115 of recorded Federal and state valuation allowances which offsets tax expense that would have otherwise been recorded on operating income. The income tax expense also reflects tax expense of $1,342 primarily related to non-deductible expenses.

Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Six Months Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Operating income	$56,932	$25,408	$31,524	124%
Share-based compensation	26,816	20,098
Depreciation and amortization (a)	61,090	52,076
Other purchase accounting adjustments	2,324	—
Adjusted operating income	$147,162	$97,582	$49,580	51%
_________________

(a)	Depreciation and amortization includes purchase accounting adjustments of $8,923 and $460 for six months ended December 31, 2017 and 2016, respectively.
Adjusted operating income for the six months ended December 31, 2017 increased $49,580, or 51% to $147,162 as compared to the prior year period. The net increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$37,259
Increase in adjusted operating income of the MSG Sports segment	18,283
Other net decreases	(5,962)
$49,580
Other net decreases were primarily due to higher employee compensation and related benefits, excluding share-based compensation expense, as well as the inclusion of certain Obscura selling, general and administrative costs, which primarily reflects retention bonuses paid in connection with the change of control.

Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests

For the six months ended December 31, 2017, the Company recorded a net income attributable to redeemable noncontrolling interests of $133 and a net loss attributable to nonredeemable noncontrolling interests of $1,515 as compared to $593 of net loss attributable to nonredeemable noncontrolling interests for the six months ended December 31, 2016. These amounts represent the share of net income (loss) from the Company’s investments in TAO Group, BCE, and CLG that are not attributable to the Company. In addition, the net income (loss) attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Six Months Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Revenues	$435,497	$303,183	$132,314	44%
Direct operating expenses	252,691	198,322	54,369	27%
Selling, general and administrative expenses	89,905	49,882	40,023	80%
Depreciation and amortization	8,523	5,059	3,464	68%
Operating income	$84,378	$49,920	$34,458	69%
Reconciliation to adjusted operating income:
Share-based compensation	6,952	7,615
Depreciation and amortization	8,523	5,059
Adjusted operating income	$99,853	$62,594	$37,259	60%
Revenues
Revenues for the six months ended December 31, 2017 increased $132,314, or 44%, to $435,497 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of revenues associated with entertainment dining and nightlife offerings	$115,121
Increase in event-related revenues at The Theater at Madison Square Garden	6,540
Increase in revenues from the presentation of the Christmas Spectacular	6,534
Increase in event-related revenues at the Forum	4,434
Increase in event-related revenues at The Garden	4,115
Increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	3,900
Increase in event-related revenues at The Chicago Theatre	3,779
Decrease in revenues from the presentation of the New York Spectacular as a result of no scheduled performances in the current year period	(11,238)
Decrease in venue-related sponsorship and signage and suite rental fee revenues	(1,890)
Other net increases, inclusive of other revenues from Obscura	1,019
$132,314
The inclusion of revenues associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects revenues generated from food and beverage sales. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related revenues are for the period from March 27, 2017 to September 24, 2017.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in revenues associated with the presentation of the Christmas Spectacular was primarily due to higher ticket-related revenue, mainly as a result of higher average ticket prices and the impact of additional scheduled performances, partially offset by a decrease in average per-show paid attendance in the current year period as compared to the prior year period. The Company had 200 scheduled performances of the production this holiday season, 197 of which took place in the second quarter of fiscal year 2018, as compared to 197 scheduled performances in fiscal year 2017, of which 191 took place in the second quarter of fiscal year 2017. For the 2017 holiday season, more than one million tickets were sold, representing a low single digit percentage decrease as compared to the 2016 holiday season.

The increase in event-related revenues at the Forum was due to a change in the mix of events partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Garden was due to a change in the mix of events and additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was due to additional events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Chicago Theatre was due to additional events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in revenues from the presentation of the New York Spectacular was driven by no scheduled performances in the current year period as compared to 56 scheduled performances presented in the prior year period. This was a result of the Company’s decision to suspend the planned 2017 presentation announced in February 2017.
The net decrease in venue-related sponsorship and signage and suite rental fee revenues was primarily due to lower sponsorship and signage revenues, as a result of the timing of delivering certain contractually obligated sponsorship assets, as well as the impact of a marketing partner, upon renewal of its agreement, shifting its marketing spend from a combination of entertainment and sports, entirely to sports. The decrease in sponsorship and signage was partially offset by an increase in suite rental revenue.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2017 increased $54,369, or 27%, to $252,691 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of direct operating expenses associated with entertainment dining and nightlife offerings	$65,055
Increase in event-related direct operating expenses at the Forum	4,239
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	2,774
Increase in event-related direct operating expenses at The Chicago Theatre	2,759
Increase in event-related direct operating expenses associated with the presentation of the Christmas Spectacular	1,413
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	621
Decrease in direct operating expenses associated with the presentation of the New York Spectacular as a result of no scheduled performances in the current year period	(21,583)
Decrease in event-related direct operating expenses at The Garden	(724)
Other net decreases	(185)
$54,369
The inclusion of direct operating expenses associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects costs associated with food and beverage sales, inclusive of labor costs, as well as venue related operating expenses. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related direct operating expenses are for the period from March 27, 2017 to September 24, 2017.
The increase in event-related direct operating expenses at the Forum was due to a change in the mix of events partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Theater at Madison Square Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Chicago Theatre was due to additional events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to higher labor costs, additional scheduled performances, as well as an increase in deferred production cost amortization, partially offset by lower marketing expenses during the current year period as compared to the prior year period. The Company had 200 scheduled performances of the production this holiday season, 197 of which took place in the second quarter of fiscal year 2018, as compared to 197 scheduled performances in fiscal year 2017, of which 191 took place in the second quarter of fiscal year 2017.
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
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2017 increased $40,023, or 80%, to $89,905 as compared to the prior year period mainly due to (i) inclusion of TAO Group’s selling, general and administrative costs, including a management fee incurred by TAO Group payable to the Company for providing management and strategic services and, to a lesser extent, (ii) an increase in corporate general and administrative costs and (iii) higher professional fees.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2017 increased $3,464, or 68%, to $8,523 as compared to the prior year period primarily due to the inclusion of depreciation and amortization for TAO Group’s property and equipment.
Operating income
Operating income for the six months ended December 31, 2017 increased $34,458, or 69%, to $84,378 as compared to the prior year period primarily due to an increase in revenues, partially offset by higher direct operating expenses, selling, general and administrative expenses and depreciation and amortization, as discussed above.
Adjusted operating income
Adjusted operating income for the six months ended December 31, 2017 increased $37,259, or 60% to $99,853 as compared to the prior year period primarily due to an increase in revenues, partially offset by higher direct operating expenses, selling, general and administrative expenses as discussed above, excluding share-based compensation expense.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Six Months Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Revenues	$346,020	$323,662	$22,358	7%
Direct operating expenses	180,585	179,758	827	NM
Selling, general and administrative expenses	92,664	88,859	3,805	4%
Depreciation and amortization	3,755	5,523	(1,768)	(32)%
Operating income	$69,016	$49,522	$19,494	39%
Reconciliation to adjusted operating income:
Share-based compensation	8,141	7,584
Depreciation and amortization	3,755	5,523
Adjusted operating income	$80,912	$62,629	$18,283	29%
_________________
NM — Percentage is not meaningful

Revenues
Revenues for the six months ended December 31, 2017 increased $22,358, or 7%, to $346,020 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams’ pre/regular season ticket-related revenue	$6,530
Increase in revenues from league distributions	6,357
Increase in professional sports teams’ sponsorship and signage revenues and ad sales commission	4,454
Increase in local media rights fees from MSG Networks	4,235
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	4,144
Increase in suite rental fee revenue	2,149
Decrease in event-related revenues from other live sporting events	(6,310)
Other net increases, inclusive of other revenues from CLG not discussed elsewhere in this table	799
$22,358
The increase in professional sports teams’ pre/regular season ticket-related revenue was due to the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period and higher average Rangers per-game revenue, partially offset by lower average Knicks per-game revenue. The Knicks played five more regular season games and the Rangers played four more regular season games at The Garden during the current year period as compared to the prior year period.
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to new sponsorship and signage inventory, increased sales of existing sponsorship and signage inventory and the impact of a marketing partner, upon renewal of its agreement, shifting its marketing spend from a combination of entertainment and sports, entirely to sports.
The increase in local media rights fees from MSG Networks was primarily due to contractual rate increases.
The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was due to the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period partially offset by lower average per-game revenue during the current year period as compared to the prior year period.
The increase in suite rental fee revenue was due to contractual rate increases and higher sales of suite products.
The decrease in event-related revenues from other live sporting events was primarily due to a change in the mix of events, one event that generated lower revenue and fewer events held during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2017 increased $827 to $180,585 as compared to the prior year period. The net increase is attributable to the following:

Increase in other team operating expenses not discussed elsewhere in this table	$2,950
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	2,510
Increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	2,215
Increase in team personnel compensation	1,238
Decrease in event-related expenses associated with other live sporting events	(3,158)
Decrease in net provisions for certain team personnel transactions	(3,132)
Decrease in venue operating costs	(1,416)
Other net decreases	(380)
$827
The increase in other team operating expenses was primarily due to higher day-of-event costs, primarily driven by the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period.

Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax and for certain team personnel transactions were as follows:

	Six Months Ended		Increase (Decrease)
	December 31,
	2017	2016
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$21,880	$19,370	$2,510
Net provisions for certain team personnel transactions	2,858	5,990	(3,132)
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher provisions for both NBA and NHL revenue sharing expense of $2,463 and lower NBA luxury tax credit of $47. Higher NBA and NHL revenue sharing expense primarily reflects higher estimated NBA and NHL revenue sharing expense for the 2017-18 season and adjustments to prior seasons’ revenue sharing expense partially offset by higher estimated net player escrow recoveries. The Knicks were not a luxury tax payer for the 2016-17 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of December 31, 2017 would not result in luxury tax for the 2017-18 season and the estimated luxury tax receipt is expected to approximate the luxury tax receipt for the 2016-17 season. The actual amounts for the 2017-18 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transaction for the six months ended December 31, 2017 reflect provisions recorded for player waivers/contract terminations. Team personnel transactions for the six months ended December 31, 2016 reflect provisions for a player trade and player waivers/contract terminations of $5,000 and $990, respectively.
The increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was due to the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period partially offset by lower average per-game expense during the current year period as compared to the prior year period.
The increase in team personnel compensation was attributable to the inclusion of CLG’s results, which was acquired on July 28, 2017.
The decrease in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events, one event that generated lower expense and fewer events held during the current year period as compared to the prior year period.
The decrease in venue operating costs was primarily due to the absence of a non-recurring labor-related cost at The Garden.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2017 increased $3,805, or 4%, to $92,664 as compared to the prior year period primarily due to higher corporate general and administrative costs and other net cost increases.
Depreciation and amortization
Depreciation and amortization for the six months ended ended December 31, 2017 decreased $1,768, or 32%, to $3,755 as compared to the prior year period including the impact of an intangible asset becoming fully amortized.
Operating income
Operating income for the six months ended December 31, 2017 increased $19,494, or 39%, to $69,016 as compared to the prior year period primarily due to higher revenues partially offset by an increase in selling, general and administrative expenses, as discussed above.

Adjusted operating income
Adjusted operating income for the six months ended December 31, 2017 increased $18,283, or 29%, to $80,912, as compared to the prior year period primarily due to higher revenues partially offset by an increase in selling, general and administrative expenses and, to a lesser extent, higher direct operating expenses as discussed above, excluding share-based compensation expense.
The Company may experience lower regular season ticket-related revenue for the second half of fiscal year 2018 as compared to the prior fiscal year including the impact of the Knicks and Rangers playing fewer home games.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our $377,000 revolving credit facilities (see “Financing Agreements — Knicks Revolving Credit Facility,” “Financing Agreements — Knicks Unsecured Credit Facility,” “Financing Agreements — Rangers Revolving Credit Facility” and “Financing Agreements — TAO Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in Las Vegas and London), investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
The Company plans to continue to grow its live sports and entertainment business, both organically and through acquisition and development, including by expanding its portfolio of venues, and is exploring investing in, acquiring or developing opportunities that range from new content to adjacencies that strengthen the Company’s position in delivering premium live experiences. The Company previously announced plans to build a new venue in Las Vegas which is anticipated to be approximately 600,000 square feet and have more than 18,000 seats. This state-of-the-art facility is expected to be constructed over a two and a half year period with the goal of commencing construction in the second half of calendar year 2018. In addition, the Company has purchased for approximately $79,518 (£60,000) a nearly five-acre parcel of land in London adjacent to Westfield Stratford City Shopping Center as the site of its first international large-scale venue. As is the case for any large scale real estate development, as the Company moves forward with the planning and construction for these and other major new venues, the Company will need to obtain all necessary and appropriate permits and other regulatory approvals and may face unexpected project delays and costs. In connection with these efforts, the Company will need to pursue additional capital beyond that which is available from cash on hand, cash flows from operations and borrowing under our revolving credit facilities. There is no assurance that we would be able to obtain such capital. The Company will continue to explore additional domestic and international markets where next generation venues can be successful. See also “— MSG Sphere” at the end of Management’s Discussion and Analysis of Financial Condition and Result of Operations.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next 12 months, we believe we have sufficient liquidity, including $1,125,647 in unrestricted cash and cash equivalents as of December 31, 2017, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, to pursue the development of the new arenas discussed above and other new business opportunities and to repurchase shares of the Company’s Class A Common Stock.
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
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of December 31, 2017, the Company had $259,639 of availability remaining under its stock repurchase authorization.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2017, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of December 31, 2017.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term. Knicks LLC renewed this facility with the lender on the same terms effective as of September 29, 2017. This facility was undrawn as of December 31, 2017.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2017, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of December 31, 2017.

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
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with the financial covenants of the TAO Credit Facilities as of September 24, 2017 (the most recent date at which compliance was assessed under the TAO Credit Facilities). The TAO Revolving Credit Facility was undrawn as of December 31, 2017.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. The interest rate on the TAO Credit Facilities as of September 24, 2017 was 9.25%. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility.
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
Revolving Credit Facilities Provided to Nonconsolidated Affiliates
In connection with the Company’s investment in AMSGE, the Company provides a $100,000 revolving credit facility to this entity, of which $97,500 had been drawn as of December 31, 2017.
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $17,500 revolving credit facility to this entity, of which $16,500 was outstanding, excluding PIK interest of $1,392, as of December 31, 2017. In January 2018, Tribeca Enterprises borrowed the remaining $1,000 availability on the revolving credit facility.
Pursuant to their terms, the AMSGE and Tribeca Enterprises revolving credit facilities will terminate on September 20, 2020 and June 30, 2021, respectively.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company either pays direct fees for the letters of credit or such fees are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of December 31, 2017, the Company had $2,610 of letters of credit outstanding pursuant to which fees were credited against a note investment. In addition, TAO Group had three letters of credit outstanding for $1,500 as of September 24, 2017.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2017 other than activities in the ordinary course of business.
Cash Flow Discussion

As of December 31, 2017, cash and cash equivalents totaled $1,125,647, as compared to $1,238,114 as of June 30, 2017. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2017 and 2016:

	Six Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$63,267	$109,932
Net cash used in investing activities	(143,872)	(62,691)
Net cash used in financing activities	(31,874)	(81,213)
Effect of exchange rates on cash and cash equivalents	12	—
Net decrease in cash and cash equivalents	$(112,467)	$(33,972)
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2017 decreased by $46,665 to $63,267 as compared to the prior year period due to a decrease in other non-cash items and changes in assets and liabilities partially offset by an increase in net income. The decrease in operating cash flows from other non-cash items was primarily due to (i) a reduction in net deferred tax liabilities as a result of the recently enacted Federal tax reform legislation effective January 1, 2018, (ii) higher depreciation and amortization in the current year period as compared to the prior year period, and (iii) an increase in share-based compensation expense in the current year period as compared to the prior year period. The increase in net cash used in operating activities resulting from changes in assets and liabilities was primarily due to (i) a decrease in deferred revenue primarily due to timing, (ii) higher employee and team compensation and related benefits payments in the current year period, including severance-related costs attributable to a separation agreement with a team executive, and (iii) an increase in receivables during the current year period in connection with the value-added tax, which the Company expects to recover, associated with the purchase of land in London. These decreases in operating cash flows were slightly offset by a payment received in the current year period related to a league non-recurring distribution which was accrued for as of June 30, 2017.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2017 increased by $81,181 to $143,872 as compared to the prior year period primarily due to (i) higher capital expenditures primarily associated with the purchase of land in London during the second quarter of fiscal year 2018 and venues and related technologies in the current year period as compared to the prior year period and (ii) the acquisitions of controlling interests in Obscura and CLG during the current year period. These increases were offset by the acquisition of available-for-sale securities and a controlling interest in BCE in the prior year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2017 decreased by $49,339 to $31,874 as compared to the prior year period largely due to lower repurchases of shares of the Company’s Class A Common Stock in the current year period as compared to the prior year period. This decrease was partially offset by higher taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period and a contingent consideration payment related to the acquisition of CLG in the current year period.
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. The Company has two operating and reportable segments, MSG Sports and MSG Entertainment, consistent with the way management makes decisions and allocates resources to the business. For purposes of evaluating goodwill for impairment, the Company has three reporting units across its two operating segments, which are MSG Sports, MSG Entertainment and TAO. During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units. The goodwill balance as of December 31, 2017 by reporting unit was as follows:

MSG Entertainment	$76,840
TAO	88,826
MSG Sports	226,955
$392,621

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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2017 by reportable segment:

Sports franchises (MSG Sports segment)	$109,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$174,850
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
Contingent Consideration
See Note 10 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the fair value of the Company’s contingent consideration liabilities related to the acquisitions of TAO Group and CLG.
MSG Sphere
The Company is moving forward with its venue strategy to create the “venue of the future.” These iconic structures will use cutting-edge technologies to establish an entirely new platform for creating the next-generation of immersive experiences. The Company will begin in Las Vegas with the construction of the first of these new venues — known as “MSG Sphere” for its iconic, spherical shape. The more than 18,000 seat venue is expected to be constructed over a two and a half year period with the goal of commencing construction in the second half of calendar year 2018. Key design features of the venue are expected to include (i) a 100% programmable exterior and an interior bowl that features the world’s largest and highest resolution media display known today, (ii) a first-of-its kind video system capable of capturing, curating and distributing both today’s and tomorrow’s content, (iii) an unprecedented, multi-layered audio system that will deliver a spectacular acoustical experience, and (iv) an advanced architecture for connectivity that will enable a broader range of content, greater interaction among guests and more immersive entertainment experiences. The Company intends to employ this state-of-the-art technological platform for a future venue to be built on land recently acquired in London and will continue to explore additional domestic and international markets where next-generation venues can be successful. See also “— Liquidity and Capital Resources — Overview.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans, interest rate risk exposure and commodity risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2017.
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations on this underlying nonfunctional currency exposure by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes.
As of December 31, 2017, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $5.2 million in net asset value. For additional information, see Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of our recent acquisition of land in London.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
For the fiscal year ended June 30, 2017, management excluded the operations of TAO Group, which was acquired by the Company on January 31, 2017, in its assessment of the Company’s internal control over financial reporting. During the quarter ended December 31, 2017, the Company implemented certain new or enhanced controls over the TAO Group's operations which will be included in conducting the Company’s assessment of the effectiveness of its internal control over financial reporting for the fiscal year ended June 30, 2018.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company owns 50% of Azoff MSG Entertainment LLC, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over ten thousand commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017, which has been extended through March 31, 2018. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for public performance licenses. The judge in the Central District of California denied RMLC’s motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case. On July 21, 2017, RMLC filed a preliminary injunction motion in the United States District Court for the Eastern District of Pennsylvania to extend the duration of the interim licenses which GMR had granted to certain radio stations. The district court determined that the jurisdictional matter should be decided prior to addressing the motion for preliminary injunction and referred the jurisdictional questions to the Magistrate Judge in the United States District Court Eastern District of Pennsylvania. On November 29, 2017, the Magistrate Judge issued a report and recommendation that personal jurisdiction was not appropriate over GMR in the Eastern District of Pennsylvania and recommending the dismissal of the RMLC’s action without prejudice. The RMLC has filed objections to the Magistrate Judge’s report and recommendation.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company’s repurchases of stock that were made during the three months ended December 31, 2017 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	27	$209.85	26	$262,053
November 1, 2017 - November 30, 2017	—	$—	—	$262,053
December 1, 2017 - December 31, 2017	12	$209.97	12	$259,639
Total	39	$209.89	38
_________________

(a)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b)
As of December 31, 2017, the total amount of Class A Common Stock authorized for repurchase by the Company’s board of directors was $525,000, and the Company had remaining authorization of $259,639 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund our stock repurchase program through other funding sources including under our revolving credit facilities. The Company first announced its stock repurchase program on September 11, 2015.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Time Sharing Agreement dated December 15, 2017 between MSG Sports & Entertainment LLC and Andrew Lustgarten (for the G450).
10.2	Time Sharing Agreement dated December 15, 2017 between MSG Sports & Entertainment LLC and Andrew Lustgarten (for the G550).
10.3	Time Sharing Agreement dated December 15, 2017 between MSG Sports & Entertainment LLC and Andrew Lustgarten (for the GV).
10.4	Form of Option Agreement.
10.5
First Amendment to the Credit and Guaranty Agreement dated as of January 31, 2017, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain subsidiaries of TAO Group Operating, the various lenders thereto, and Goldman Sachs Specialty Lending Group, L.P. entered into as of May 19, 2017.

10.6
Second Amendment to the Credit and Guaranty Agreement dated as of January 31, 2017, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain subsidiaries of TAO Group Operating, the various lenders thereto, and Goldman Sachs Specialty Lending Group, L.P. entered into as of January 22, 2018.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of February 2018.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer