Form 10-Q
period 2018-03-31
Madison Square Garden Co
filed 2018-05-02
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-36900
(Exact name of registrant as specified in its charter)

Delaware	47-3373056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
_______________________
Two Penn Plaza
New York, NY 10121
(212) 465-6000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2018:

Class A Common Stock par value $0.01 per share	—	19,133,842
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,176,554	$1,238,114
Restricted cash	27,837	34,000
Accounts receivable, net	143,876	102,085
Net related party receivables	1,577	2,714
Prepaid expenses	37,326	23,358
Other current assets	27,404	49,458
Total current assets	1,414,574	1,449,729
Investments and loans to nonconsolidated affiliates	252,705	242,287
Property and equipment, net	1,245,433	1,159,271
Amortizable intangible assets, net	250,490	256,975
Indefinite-lived intangible assets	174,850	166,850
Goodwill	392,378	380,087
Other assets	50,751	57,554
Total assets	$3,781,181	$3,712,753
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$26,572	$24,084
Net related party payables	27,352	17,576
Current portion of long-term debt, net of deferred financing costs	1,811	—
Accrued liabilities:
Employee related costs	107,862	138,858
Other accrued liabilities	170,102	191,344
Deferred revenue	430,785	390,180
Total current liabilities	764,484	762,042
Long-term debt, net of deferred financing costs	104,342	105,433
Defined benefit and other postretirement obligations	44,678	52,997
Other employee related costs	26,985	29,399
Deferred tax liabilities, net	80,618	196,436
Other liabilities	75,291	65,955
Total liabilities	1,096,398	1,212,262
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	78,208	80,630
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,131 and 19,014 shares outstanding as of March 31, 2018 and June 30, 2017, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2018 and June 30, 2017	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2018 and June 30, 2017	—	—
Additional paid-in capital	2,808,901	2,832,516
Treasury stock, at cost, 1,317 and 1,433 shares as of March 31, 2018 and June 30, 2017, respectively	(224,557)	(242,077)
Retained earnings (accumulated deficit)	36,834	(148,410)
Accumulated other comprehensive loss	(34,691)	(34,115)
Total The Madison Square Garden Company stockholders’ equity	2,586,736	2,408,163
Nonredeemable noncontrolling interests	19,839	11,698
Total equity	2,606,575	2,419,861
Total liabilities, redeemable noncontrolling interests and equity	$3,781,181	$3,712,753

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues (a)	$459,621	$386,033	$1,241,138	$1,012,878

Operating expenses:
Direct operating expenses (b)	299,706	252,708	736,249	630,788
Selling, general and administrative expenses (c)	122,154	100,084	349,106	271,365
Depreciation and amortization	30,429	26,535	91,519	78,611
Operating income	7,332	6,706	64,264	32,114
Other income (expense):
Earnings (loss) in equity method investments	(678)	(26,319)	1,439	(28,501)
Interest income (d)	5,224	3,005	14,988	8,096
Interest expense	(3,965)	(831)	(11,474)	(1,732)
Miscellaneous income	553	36	303	1,441
	1,134	(24,109)	5,256	(20,696)
Income (loss) from operations before income taxes	8,466	(17,403)	69,520	11,418
Income tax benefit (expense)	(652)	(440)	115,418	(754)
Net income (loss)	7,814	(17,843)	184,938	10,664
Less: Net income attributable to redeemable noncontrolling interests	389	—	522	—
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,716)	(298)	(3,231)	(891)
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$9,141	$(17,545)	$187,647	$11,555

Basic earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$0.39	$(0.74)	$7.94	$0.48
Diluted earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$0.38	$(0.74)	$7.87	$0.48
Weighted-average number of common shares outstanding:
Basic	23,683	23,825	23,623	23,951
Diluted	23,809	23,825	23,843	24,147
_________________

(a)
Include revenues from related parties of $42,376 and $41,679 for the three months ended March 31, 2018 and 2017, respectively, and $119,417 and $114,560 for the nine months ended March 31, 2018 and 2017, respectively.

(b)
Include net charges from related parties of $262 and $346 for the three months ended March 31, 2018 and 2017, respectively, and $833 and $1,035 for the nine months ended March 31, 2018 and 2017, respectively.

(c)
Include net charges to related parties of $1,048 and $1,304 for the three months ended March 31, 2018 and 2017, respectively, and $3,672 and $4,508 for the nine months ended March 31, 2018 and 2017, respectively.

(d)
Includes interest income from nonconsolidated affiliates of $1,259 and $1,070 for the three months ended March 31, 2018 and 2017, respectively, and $4,576 and $3,049 for the nine months ended March 31, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2018		2017		2018		2017
Net income (loss)		$7,814		$(17,843)		$184,938		$10,664
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$310		$336		$930		$1,024
Amortization of prior service credit included in net periodic benefit cost	(10)	300	(12)	324	(28)	902	(37)	987
Cumulative translation adjustments		3,656		—		5,933		—
Net changes related to available-for-sale securities		802		5,678		(7,411)		15,853
Other comprehensive income (loss)		4,758		6,002		(576)		16,840
Comprehensive income (loss)		12,572		(11,841)		184,362		27,504
Less: Comprehensive income attributable to redeemable noncontrolling interests		389		—		522		—
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(1,716)		(298)		(3,231)		(891)
Comprehensive income (loss) attributable to The Madison Square Garden Company’s stockholders		$13,899		$(11,543)		$187,071		$28,395

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$184,938	$10,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,519	78,611
Provision for (benefit from) deferred income taxes	(115,818)	598
Share-based compensation expense	36,892	30,465
Loss (earnings) in equity method investments	(1,439)	29,356
Purchase accounting adjustments associated with rent-related intangibles and deferred rent	3,474	—
Other non-cash expense	1,819	329
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(40,067)	(49,885)
Net related party receivables	1,137	247
Prepaid expenses and other assets	15,169	(15,462)
Accounts payable	2,700	6,040
Net related party payables	9,776	16,481
Accrued and other liabilities	(58,049)	(5,850)
Deferred revenue	39,129	5,964
Net cash provided by operating activities	171,180	107,558
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(159,113)	(31,762)
Payments for acquisition of assets	(6,000)	(1,000)
Payments to acquire available-for-sale securities	—	(23,222)
Payments for acquisition of businesses, net of cash acquired	(8,288)	(192,095)
Investments and loans to nonconsolidated affiliates	(11,132)	(4,735)
Loan payments received	2,600	—
Cash paid for notes receivable	(1,500)	—
Net cash used in investing activities	(183,433)	(252,814)
Cash flows from financing activities:
Repurchases of common stock	(11,830)	(147,967)
Proceeds from stock option exercises	—	7
Taxes paid in lieu of shares issued for equity-based compensation	(33,589)	(7,034)
Noncontrolling interest capital contribution	3,000	—
Distributions to noncontrolling interest holders	(3,750)	—
Payment of contingent consideration	(4,000)	—
Payments for financing costs	(62)	(3,164)
Net cash used in financing activities	(50,231)	(158,158)
Effect of exchange rates on cash and cash equivalents	924	—
Net decrease in cash and cash equivalents	(61,560)	(303,414)
Cash and cash equivalents at beginning of period	1,238,114	1,444,317
Cash and cash equivalents at end of period	$1,176,554	$1,140,903
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$14	$351
Capital expenditures incurred but not yet paid	5,127	2,774
Accrued earn-out liability and other contingencies	4,573	7,900
Acquisition of assets not yet paid	3,000	—
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2017	$249	$2,832,516	$(242,077)	$(148,410)	$(34,115)	$2,408,163	$11,698	$2,419,861	$80,630
Change in accounting policy related to share-based forfeiture rates	—	2,403	—	(2,403)	—	—	—	—	—
Net income (loss)	—	—	—	187,647	—	187,647	(3,231)	184,416	522
Other comprehensive loss	—	—	—	—	(576)	(576)	—	(576)	—
Comprehensive income (loss)						187,071	(3,231)	183,840	522
Share-based compensation	—	36,921	—	—	—	36,921	—	36,921	—
Tax withholding associated with shares issued for equity-based compensation	—	(33,589)	—	—	—	(33,589)	—	(33,589)	—
Common stock issued under stock incentive plans	—	(29,350)	29,350	—	—	—	—	—	—
Repurchases of common stock	—	—	(11,830)	—	—	(11,830)	—	(11,830)	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(806)	(806)	(2,944)
Noncontrolling interests from acquisition	—	—	—	—	—	—	8,182	8,182	—
Contribution of joint venture interests							3,996	3,996
Balance as of March 31, 2018	$249	$2,808,901	$(224,557)	$36,834	$(34,691)	$2,586,736	$19,839	$2,606,575	$78,208

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
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group Holdings LLC (“TAO Group”) and Boston Calling Events LLC (“BCE”). TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original production — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). In November 2017, the Company acquired a 100% controlling interest in Obscura Digital (“Obscura”), a creative studio, which is now part of the MSG Entertainment segment. See Note 3 for discussion on certain costs incurred by Obscura.
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
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Australia and Singapore.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from TAO Group, BCE and CLG, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. TAO Group, BCE and CLG are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. See Note 2 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding the classification of redeemable noncontrolling interests of TAO Group. In addition, TAO Group’s results are reported on a three-month lag basis and TAO Group reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three and nine months ended March 31, 2018 include TAO Group’s operating results from September 25, 2017 to December 31, 2017 and March 27, 2017 to December 31, 2017, respectively.
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax, income tax, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the Financial Statements are reasonable.
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
Summary of Significant Accounting Policies
The following is an update to the Company’s Summary of Significant Accounting Policies disclosed in its Annual Report on Form 10-K for the year ended June 30, 2017:
Revenue Recognition
Deferred revenue reported in the accompanying consolidated balance sheets as of March 31, 2018 and June 30, 2017 includes amounts due to the third-party promoters of $88,525 and $72,400, respectively.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. ASU No. 2016-09, among other things, (i) requires the income tax effects of all awards to be recognized in the statement of operations when the awards vest or are settled, (ii) allows an employer to repurchase more of an employee’s shares for tax withholding purposes than currently allowable, without triggering liability accounting, and provides companies with the option to make a policy election to account for forfeitures as they occur, and (iii) requires companies to present excess tax benefits as operating activity rather than as financing activity on the statement of cash flows. This standard was adopted by the Company in the first quarter of fiscal year 2018. In connection with the Company’s election to record forfeitures as they occur, the Company used the modified retrospective transition method and recorded a cumulative effect of $2,403, which was an increase in beginning accumulated deficits with the offset by an equal increase in additional paid in capital. In addition, the Company prospectively adopted the provision regarding the presentation of excess tax benefits in the statement of cash flows, which did not result in a change in the net cash provided by operating activities for the nine months ended March 31, 2018 because the Company currently maintains a 100% valuation allowance on its deferred tax asset.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. ASC Topic 606, among other things, (i) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and (ii) requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard under ASU No. 2014-09. ASU No. 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the principle in ASU No 2014-09 for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately. ASU No. 2016-10 also clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract and allows entities to elect to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU No. 2014-09: collectability, presentation of sales taxes and other similar taxes collected from customers, noncash considerations, contract modifications at transition, completed contracts at

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

transition, and technical correction. In December, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. ASC Topic 606 and the related updates will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing. Based on the review to date, the Company believes that the timing of revenue recognition across the quarters within discrete annual periods will change for certain of its revenue streams that were previously recorded on a straight-line basis over each discrete annual contractual period. While the Company has made substantial progress on the appropriate accounting treatment for most of its revenue streams, the review is ongoing for a few remaining revenue streams. The Company has not decided whether the retrospective or modified retrospective method will be used in adopting the new standard.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of the guidance issued in ASU No. 2016-01. Among other items, the amendment clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value. Once the election is made, the measurement approach is irrevocable and the entity is required to apply the selected approach to that security and all identical or similar investments of the same issuer. Early adoption of ASU No. 2016-01 is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in FASB ASC Topic 840, Leases. ASU No. 2016-02, among other things, (i) requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. The effective date and transition requirements for ASU No. 2018-01 are the same as ASU No. 2016-02. This standard, as amended, will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied using the modified retrospective approach for all leases existing as of the effective date. Early adoption is permitted; however, the Company currently does not plan to adopt this standard early. The Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing. Based on efforts to date, the adoption of the standard will result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07 requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose by line item the amount of net benefit cost that is included in the statement of operations or capitalized in assets. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period and to report other components of net benefit cost separately and outside the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost in the statements of operations and on a prospective basis for the capitalization of the service cost component of net benefit cost in assets. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. For the three months ended March 31, 2018, net periodic pension and other postretirement employee benefit cost reported within operating income totaled $1,045, of which $52 represented service cost. For the nine months ended March 31, 2018, net periodic pension and other postretirement employee benefit cost reported within operating income totaled $3,138, of which $157 represented service cost.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Acquisitions
On July 28, 2017, the Company acquired a 65% controlling interest in CLG, a premier North American esports organization. CLG’s results of operations since the acquisition date, which are included in the Company’s consolidated statements of operations for the three and nine months ended March 31, 2018, were not material. Pro forma information is not provided since the acquisition was not material when compared with the Company’s consolidated financial statements.
On November 20, 2017, the Company acquired a 100% controlling interest in Obscura, a creative studio, globally-recognized for its work in designing and developing next-generation immersive experiences. Obscura’s results of operations since the acquisition date, which are included in the Company’s consolidated statements of operations for the three and nine months ended March 31, 2018, were not material. Pro forma information is not provided since the acquisition was not material when compared with the Company’s consolidated financial statements. In addition, the Obscura financial results of operations are reflected in the MSG Entertainment segment. Any costs incurred by Obscura that are associated with the Company’s business development initiatives are reported in “Corporate and Other.”
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,683	23,825	23,623	23,951
Dilutive effect of shares issuable under share-based compensation plans	126	—	220	196
Weighted-average shares for diluted EPS	23,809	23,825	23,843	24,147
Anti-dilutive shares	94	—	37	4
Note 5. Team Personnel Transactions and Insurance Recoveries
Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players on the Company’s sports teams for (i) season ending injuries, (ii) trades and (iii) waiver/contract termination costs (“Team personnel transactions”). Team personnel transactions were $7,119 and $1,161 for the three months ended March 31, 2018 and 2017, respectively, and $9,977 and $7,151 for the nine months ended March 31, 2018 and 2017, respectively. Team personnel transactions for the three and nine months ended March 31, 2018 are reported net of insurance recoveries of $468.

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

	Ownership Percentage	Investment	Loan (a)		Total
March 31, 2018
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”)	50%	$108,321	$97,500		$205,821
Tribeca Enterprises LLC (“Tribeca Enterprises”)	50%	10,031	19,196	(b)	29,227
Others		7,132	—		7,132
Cost method investments		10,525	—		10,525
Total investments and loans to nonconsolidated affiliates		$136,009	$116,696		$252,705

June 30, 2017
Equity method investments:
AMSGE	50%	$104,024	$97,592	(c)	$201,616
Brooklyn Bowl Las Vegas, LLC (“BBLV”)	(d)	—	2,662	(e)	2,662
Tribeca Enterprises	50%	12,864	14,370	(b)	27,234
Cost method investments		10,775	—		10,775
Total investments and loans to nonconsolidated affiliates		$127,663	$114,624		$242,287
_________________

(a)
In connection with the Company’s investments in AMSGE and Tribeca Enterprises, the Company provides $100,000 and $17,500 revolving credit facilities to these entities, respectively. Pursuant to their terms, the AMSGE and Tribeca Enterprises revolving credit facilities will terminate on September 20, 2020 and June 30, 2021, respectively.

(b)
Includes outstanding payments-in-kind (“PIK”) interest of $1,696 and $870 as of March 31, 2018 and June 30, 2017, respectively. PIK interest owed does not reduce the availability under the revolving credit facility.

(c)	Represents the outstanding loan balance, inclusive of amounts due to the Company for interest of $92 as of June 30, 2017.

(d)
As of June 30, 2017, the Company was entitled to receive back its capital, which was 74% of BBLV’s total capital, plus a preferred return, after which the Company would own a 20% interest in BBLV. As of March 31, 2018, the Company now owns a 35% interest in BBLV with no preferred return, as a result of an amendment to the BBLV’s operating agreement.

(e)
Represents the outstanding loan balance, inclusive of amounts due to the Company for interest of $62 as of June 30, 2017. In December 2017, in connection with the amendment of the BBLV’s operating agreement, the Company received a payment of $2,662, which represented the outstanding loan principal and accrued interest balance. In addition, the Company recognized interest income of $938 for the nine months ended March 31, 2018, which was received in connection with the repayment of the loan receivable since the loan balance was on a nonaccrual status.

See Note 9 for more information regarding a legal matter associated with AMSGE.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Property and Equipment
As of March 31, 2018 and June 30, 2017, property and equipment consisted of the following assets:

	March 31, 2018	June 30, 2017
Land	$180,895	$91,678
Buildings	1,117,337	1,110,366
Leasehold improvements	178,081	176,786
Equipment	320,414	292,935
Aircraft	38,090	38,090
Furniture and fixtures	51,889	49,622
Construction in progress	58,684	22,880
	1,945,390	1,782,357
Less accumulated depreciation and amortization	(699,957)	(623,086)
	$1,245,433	$1,159,271
The increase in gross property and equipment during the nine months ended March 31, 2018 includes the impact of the purchase of land in London during the second quarter of fiscal year 2018. The purchase price of the land was $79,518 (£60,000), excluding transactional taxes of $20,661 (£15,590). The transactional taxes include a value-added tax of $15,904 (£12,000), which the Company recovered in full during the three months ended March 31, 2018.
Depreciation and amortization expense on property and equipment was $25,246 and $24,924 for the three months ended March 31, 2018 and 2017, respectively, and $76,790 and $73,768 for the nine months ended March 31, 2018 and 2017, respectively.
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of March 31, 2018 and June 30, 2017 are as follows:

	March 31, 2018	June 30, 2017
MSG Entertainment	$165,423	$161,900
MSG Sports	226,955	218,187
	$392,378	$380,087
The net increase in the carrying amounts of goodwill, as compared to June 30, 2017, primarily reflects: (i) purchase price allocations for the CLG and Obscura acquisitions in the MSG Sports segment and MSG Entertainment segment, respectively, and (ii) measurement period adjustments for certain assets and liabilities for the TAO Group acquisition in the MSG Entertainment segment.
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.
The Company’s indefinite-lived intangible assets as of March 31, 2018 and June 30, 2017 are as follows:

	March 31, 2018	June 30, 2017
Sports franchises (MSG Sports segment)	$109,429	$101,429
Trademarks (MSG Entertainment segment)	62,421	62,421
Photographic related rights (MSG Sports segment)	3,000	3,000
	$174,850	$166,850

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The increase in the carrying amount of indefinite-lived intangible assets in MSG Sports segment reflects a franchise fee associated with CLG’s membership in the “League of Legends” North American League Championship Series.
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2018	Gross	Accumulated Amortization	Net
Trade names	$101,830	$(5,224)	$96,606
Venue management contracts	79,000	(4,183)	74,817
Favorable lease assets	54,253	(4,468)	49,785
Season ticket holder relationships	50,032	(43,372)	6,660
Non-compete agreements	11,400	(1,755)	9,645
Festival rights	9,080	(1,293)	7,787
Other intangibles	10,417	(5,227)	5,190
	$316,012	$(65,522)	$250,490

June 30, 2017	Gross	Accumulated Amortization	Net
Trade names	$98,530	$(1,003)	$97,527
Venue management contracts	79,000	(761)	78,239
Favorable lease assets	54,253	(812)	53,441
Season ticket holder relationships	50,032	(40,871)	9,161
Non-compete agreements	9,000	(261)	8,739
Festival rights	9,080	(739)	8,341
Other intangibles	4,217	(2,690)	1,527
	$304,112	$(47,137)	$256,975
Amortization expense for intangible assets, excluding the amortization of favorable lease assets of $1,219 for the three months ended March 31, 2018, which is reported in rent expense, was $5,183 and $1,611 for the three months ended March 31, 2018 and 2017, respectively. For the nine months ended March 31, 2018 and 2017, amortization expense for intangible assets, excluding the amortization of favorable lease assets of $3,656 for the nine months ended March 31, 2018, which is reported in rent expense, was $14,729 and $4,843, respectively. The increases in amortization expense reflect the intangible assets recognized in connection with the acquisitions of TAO Group, CLG and Obscura.
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
In connection with the TAO Group and CLG acquisitions, the Company has accrued contingent consideration as part of the purchase price allocation. See Note 10 for further details of the amount recorded in the accompanying consolidated balance sheet as of March 31, 2018. In addition, see Note 10 to the consolidated and combined financial statements included in the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Company’s Annual Report on Form 10-K for the year ended June 30, 2017 regarding the principal repayments required under the TAO Group’s senior secured term loan facility.
Legal Matters
The Company owns 50% of AMSGE, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over ten thousand commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017, which has been extended through September 30, 2018. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for public performance licenses. The judge in the Central District of California denied RMLC’s motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case. On July 21, 2017, RMLC filed a preliminary injunction motion in the United States District Court for the Eastern District of Pennsylvania to extend the duration of the interim licenses which GMR had granted to certain radio stations. The district court determined that the jurisdictional matter should be decided prior to addressing the motion for preliminary injunction and referred the jurisdictional questions to the Magistrate Judge in the United States District Court Eastern District of Pennsylvania. On November 29, 2017, the Magistrate Judge issued a report and recommendation that personal jurisdiction was not appropriate over GMR in the Eastern District of Pennsylvania and recommending the dismissal of the RMLC’s action without prejudice. The RMLC has filed objections to the Magistrate Judge’s report and recommendation.
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
Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents and available-for-sale securities:

	Fair Value Hierarchy	March 31, 2018	June 30, 2017
Assets:
Commercial Paper	I	$105,461	$105,476
Money market accounts	I	149,938	102,884
Time deposits	I	876,436	1,007,302
Available-for-sale securities	I	25,440	32,851
Total assets measured at fair value		$1,157,275	$1,248,513
All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amounts of the Company’s commercial paper, money market accounts and time deposits approximate fair value due to their short-term maturities.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2018		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$4,115	$4,115	$2,610	$2,610
Available-for-sale securities (a)	25,440	25,440	32,851	32,851
Liabilities
Long-term debt, including current portion (b)	$110,000	$110,117	$110,000	$110,091
_________________

(a)
Aggregate cost basis for available-for-sale securities, including transaction costs, was $23,222 as of March 31, 2018. The unrealized gain recorded in accumulated other comprehensive loss was $2,218 as of March 31, 2018. The fair value of the available-for-sale securities is determined based on quoted market prices in an active market at the New York Stock Exchange, which is classified within Level I of the fair value hierarchy.

(b)
On January 31, 2017, TAO Group Intermediate Holdings LLC (“TAOIH”), TAO Group Operating LLC (“TAOG”) and certain of its subsidiaries entered into a $110,000 senior secured five-year term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable.

Contingent Consideration Liabilities
In connection with the TAO Group acquisition (see Note 3 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for further details), the Company recorded certain contingent consideration liabilities at fair value as part of the preliminary purchase price allocation. The fair value was estimated using a Monte-Carlo simulation model which included significant unobservable Level III inputs such as projected financial performance over the earn-out period (five years) along with estimates for market volatility and the discount rate applicable to potential cash payouts. As of March 31, 2018 and June 30, 2017, the fair value of contingent consideration liabilities in connection with the TAO Group acquisition was $7,900.
In connection with the CLG acquisition, the Company may be required to make future payments for deferred and contingent consideration up to a total of $9,150 based upon the achievement of certain specified objectives during the three years following the transaction as defined under the membership interest purchase agreement. The Company recorded $6,586 as the initial fair value of deferred and contingent consideration liabilities as part of the preliminary purchase price allocation. The fair values of these deferred and contingent consideration liabilities were estimated using weighted probabilities of achievement for the possible objective and earn-out events and adjusted for a discount rate applicable to the deferred and potential cash payouts. During the nine months ended March 31, 2018, the Company made a payment of $4,000 as one of the objectives for contingent consideration was achieved. As of March 31, 2018, the fair value of deferred and contingent consideration liabilities was $2,655.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2018, Knicks LLC was in compliance with this financial covenant.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of March 31, 2018.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms effective as of September 29, 2017. This facility was undrawn as of March 31, 2018.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2018, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of March 31, 2018.
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
Subject to customary notice and minimum amount conditions, Rangers LLC may voluntarily prepay outstanding loans under the Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Rangers LLC is required to make mandatory prepayments in certain

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

circumstances, including without limitation if qualified revenues are less than 17% of the maximum available amount under the Rangers Revolving Credit Facility.
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
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with the financial covenants of the TAO Credit Facilities as of December 31, 2017 (the most recent date at which compliance was assessed under the TAO Credit Facilities). The TAO Revolving Credit Facility was undrawn as of March 31, 2018.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility. The interest rate on the TAO Credit Facilities as of December 31, 2017 was 9.625%. TAO Group made interest payments under the TAO Term Loan Facility of $3,423 and $8,561 for the three and nine months ended December 31, 2017 (the period for which TAO Group’s operating results are recorded in the Company’s consolidated statements of operations for the three and nine months ended March 31, 2018).
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Deferred Financing Costs
The following table summarizes the presentation of the TAO Term Loan Facility, and the related deferred financing costs in the accompanying consolidated balance sheets as of March 31, 2018 and June 30, 2017.

	March 31, 2018
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$2,750	$(939)	$1,811
Long-term debt, net of deferred financing costs	107,250	(2,908)	104,342
Total	$110,000	$(3,847)	$106,153

	June 30, 2017
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$—	$—	$—
Long-term debt, net of deferred financing costs	110,000	(4,567)	105,433
Total	$110,000	$(4,567)	$105,433

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported on the accompanying consolidated balance sheets as of March 31, 2018 and June 30, 2017.

	March 31, 2018	June 30, 2017
Other current assets	$778	$806
Other assets	2,101	2,784
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Defined Benefit Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$21	$18	$31	$34
Interest cost	1,306	1,237	45	41
Expected return on plan assets	(658)	(596)	—	—
Recognized actuarial loss	310	336	—	—
Amortization of unrecognized prior service credit	—	—	(10)	(12)
Net periodic benefit cost	$979	$995	$66	$63

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$63	$64	$94	$102
Interest cost	3,919	3,717	135	122
Expected return on plan assets	(1,975)	(1,788)	—	—
Recognized actuarial loss	930	1,024	—	—
Amortization of unrecognized prior service credit	—	—	(28)	(37)
Net periodic benefit cost	$2,937	$3,017	$201	$187

Defined Contribution Pension Plans
For the three and nine months ended March 31, 2018 and 2017, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follow:

Savings Plans				Union Savings Plan
Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
March 31,		March 31,		March 31,		March 31,
2018	2017	2018	2017	2018	2017	2018	2017
$2,252	$2,237	$6,394	$6,183	$31	$573	$111	$623
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

For the three months ended March 31, 2018 and 2017, share-based compensation expense was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses and was $10,076 and $10,367, respectively. For the nine months ended March 31, 2018 and 2017, share-based compensation expense was $36,892 and $30,465, respectively.
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

Restricted Stock Units Award Activity
The following table summarizes activity related to holders (including the Company’s and MSG Networks’ employees) of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the nine months ended March 31, 2018:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2017	208	464	$172.78
Granted	103	180	$211.15
Vested	(88)	(249)	$176.90
Forfeited	(12)	(128)	$183.89
Unvested award balance, March 31, 2018	211	267	$189.37

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The fair value of RSUs that vested during the nine months ended March 31, 2018 was $74,582. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 159 of these RSUs, with an aggregate value of $33,589 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2018.
The fair value of RSUs that vested during the nine months ended March 31, 2017 was $15,209. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2017 was $170.98.
Stock Options Award Activity
The following table summarizes activity related to a holder of the Company’s stock options for the nine months ended March 31, 2018:

	Number of		Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options
Balance as of June 30, 2017	—	—	$—		$—
Granted	94	—	$210.13
Balance as of March 31, 2018	94	—	$210.13	9.72	$3,347
Exercisable as of March 31, 2018	—	—	$—	—	$—
During the nine months ended March 31, 2018, the Company granted 94 stock options that vest ratably over three years and are being expensed on a straight-line basis over the vesting period of the stock options. The maximum contractual term is 10 years. The Company calculated the fair value of these options on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant-date fair value of $53.29.
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
During the nine months ended March 31, 2018, the Company repurchased 56 shares of Class A Common Stock for a total cost of $11,685, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of March 31, 2018. As of March 31, 2018, the Company had $259,639 of availability remaining under its stock repurchase authorization.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan (a)	Cumulative Translation Adjustments	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2017	$(39,408)	$—	$5,293	$(34,115)
Other comprehensive income (loss) before reclassifications, before income taxes	—	5,933	(7,411)	(1,478)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	902	—	—	902
Other comprehensive income (loss)	902	5,933	(7,411)	(576)
Balance as of March 31, 2018	$(38,506)	$5,933	$(2,118)	$(34,691)

Balance as of June 30, 2016	$(42,611)	$—	$—	$(42,611)
Other comprehensive income before reclassifications, before income taxes	—	—	15,853	15,853
Amounts reclassified from accumulated other comprehensive loss, before income taxes	987	—	—	987
Other comprehensive income	987	—	15,853	16,840
Balance as of March 31, 2017	$(41,624)	$—	$15,853	$(25,771)
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

Note 16. Income Taxes
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted, which significantly changed the existing U.S. tax laws, including a reduction in the corporate Federal income tax rate from 35% to 21% effective January 1, 2018. During the second quarter of fiscal year 2018, the Company was required to recognize the effect of tax law changes in the period of enactment even though certain key aspects of the new law became effective January 1, 2018. The Company’s income tax provision for interim periods is comprised of the tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. The Company used a blended statutory Federal income tax rate of 28% based upon the number of days that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21% to calculate its most recent estimated annual effective tax rate.
Income tax expense for the three months ended March 31, 2018 and 2017 was $652 and $440, respectively. For the nine months ended March 31, 2018 and 2017, income tax expense (benefit) was $(115,418) and $754, respectively.
Income tax expense for the three months ended March 31, 2018 of $652 differs from the income tax expense derived from applying the blended statutory Federal rate of 28% to pretax income primarily as a result of a decrease of $2,787 in recorded Federal and state valuation allowances, which offsets tax expense that would otherwise have been recorded on operating income, as well as a tax benefit of $1,435 associated with the vesting of restricted stock units. These decreases were partially offset by the impact of state and local income taxes (net of Federal benefit) of $870, tax expense of $1,298 primarily related to non-deductible expenses and $400 of tax expense from investment partnerships.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Income tax benefit for the nine months ended March 31, 2018 of $115,418 differs from the income tax expense derived from applying the blended statutory Federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower Federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future Federal net operating losses have an unlimited carry-forward period. These rules on future Federal net operating losses allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Other decreases to the statutory rate include the impact of an income tax benefit of $27,186 in Federal and state valuation allowance decreases recorded, which offsets the income tax expense attributable to most of the operating income, the impact of a change in state tax rates of $3,110, and a tax benefit of $1,435 associated with the vesting of restricted stock units. These decreases were partially offset by the impact of state and local income taxes (net of Federal benefit) of $7,365, tax expense of $2,535 primarily related to non-deductible expenses and $400 of tax expense from investment partnerships.
Income tax expense for the three months ended March 31, 2017 of $440 differs from income tax benefit derived from applying the statutory Federal rate of 35% to pretax loss primarily as a result of an increase of $4,588 in recorded Federal and state valuation allowances which offsets tax benefit that would otherwise have been recorded, as well as tax expense of $1,943 primarily related to non-deductible expenses.
Income tax expense for the nine months ended March 31, 2017 of $754 differs from income tax expense derived from applying the statutory Federal rate of 35% to pretax income primarily as a result of recording an income tax benefit due to a reduction of $6,525 of recorded Federal and state valuation allowances which offsets tax expense that would have otherwise been recorded on operating income. This income tax benefit is partially offset by tax expense of $3,284 primarily related to non-deductible expenses. The results for both the three and nine months ended March 31, 2017 reflect an expense from an increase in deferred tax liability on the amortization of indefinite-lived intangible assets that cannot serve as a source of taxable income to support the realization of deferred tax assets.
The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of March 31, 2018 and June 30, 2017. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.
The Company was notified during the third quarter of fiscal year 2018 that the Internal Revenue Service was commencing an examination of the Company's federal income tax returns as filed for the tax year ended June 30, 2016. The Company does not expect the audit to result in any material changes to the return as filed.
Note 17. Related Party Transactions
As of March 31, 2018, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2.8% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”).
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues	$42,376	$41,679	$119,417	$114,560
Operating expenses (credits):
Corporate general and administrative, net - MSG Networks	$(2,551)	$(2,417)	$(7,501)	$(7,312)
Consulting fees	1,014	1,006	3,043	2,925
Advertising expenses	268	560	898	1,155
Other, net	483	(107)	721	(241)
Revenues
Revenues from related parties primarily consist of local media rights recognized by the Company’s Sports segment from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets, as well as commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. In addition, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory, advertising sales and consulting services to Tribeca Enterprises for a fee. The Company is also a party to certain commercial arrangements with AMC Networks and its subsidiaries.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Corporate General and Administrative Expense, net - MSG Networks
The Company’s corporate overhead expenses are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. For the three and nine months ended March 31, 2018, corporate general and administrative expense, net - MSG Networks amount reflects charges from the Company to MSG Networks of $2,485 and $7,457, respectively, net of general and administrative costs charged to the Company by MSG Networks, under a new services agreement, which became effective July 1, 2017.
For the three and nine months ended March 31, 2017, corporate general and administrative expense, net - MSG Networks amount reflects charges from the Company to MSG Networks of $2,109 and $6,275, respectively, net of general and administrative costs charged to the Company by MSG Networks, under the TSA, which expired on September 30, 2017.
Consulting Fees
The Company pays AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services. In the fourth quarter of fiscal year 2016, the Company paid $5,000 to AMSGE for work performed towards securing the right to lease property to be developed in Las Vegas. That amount is included in other assets in the accompanying consolidated balance sheets as of March 31, 2018 and June 30, 2017 and will be amortized over the term of the lease.
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
Note 18. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of FASB ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. The Company allocates certain corporate costs and its performance venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation and amortization expense related to The Garden, The Hulu Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvements not allocated to the reportable segments is reported in “Corporate and Other.” Additionally, the Company does not allocate any purchase accounting adjustments to the reporting segments.
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits, and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of the items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated adjusted operating income (loss). Because it is based upon operating income (loss), adjusted operating income (loss) also excludes interest expense (including cash interest expense) and other non-operating income and expense items. Management believes that the exclusion of share-based compensation expense or benefit allows

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

investors to better track the performance of the various operating units of the Company's business without regard to the settlement of an obligation that is not expected to be made in cash. The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators.
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since adjusted operating income (loss) is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss).
Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended March 31, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$159,586	$300,148	$—	$—	$(113)	$459,621
Direct operating expenses		102,356	196,276	—	1,187	(113)	299,706
Selling, general and administrative expenses	(a)	50,466	49,050	22,513	125	—	122,154
Depreciation and amortization	(b)	4,686	1,789	19,065	4,889	—	30,429
Operating income (loss)		$2,078	$53,033	$(41,578)	$(6,201)	$—	$7,332
Loss in equity method investments							(678)
Interest income							5,224
Interest expense							(3,965)
Miscellaneous income							553
Income from operations before income taxes							$8,466

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$2,078	$53,033	$(41,578)	$(6,201)	$—	$7,332
Add back:
Share-based compensation		2,681	3,733	3,662	—	—	10,076
Depreciation and amortization		4,686	1,789	19,065	4,889	—	30,429
Other purchase accounting adjustments		—	—	—	1,312	—	1,312
Adjusted operating income (loss)		$9,445	$58,555	$(18,851)	$—	$—	$49,149

Other information:
Capital expenditures		$9,302	$1,479	$20,648	$—	$—	$31,429

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended March 31, 2017
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$77,348	$308,685	$—	$—	$386,033
Direct operating expenses		55,624	197,084	—	—	252,708
Selling, general and administrative expenses	(a)	26,540	49,099	24,445	—	100,084
Depreciation and amortization	(b) (c)	2,659	2,652	21,005	219	26,535
Operating income (loss)		$(7,475)	$59,850	$(45,450)	$(219)	$6,706
Loss in equity method investments						(26,319)
Interest income						3,005
Interest expense						(831)
Miscellaneous income						36
Loss from operations before income taxes						$(17,403)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(7,475)	$59,850	$(45,450)	$(219)	$6,706
Add back:
Share-based compensation		3,345	3,388	3,634	—	10,367
Depreciation and amortization		2,659	2,652	21,005	219	26,535
Adjusted operating income (loss)		$(1,471)	$65,890	$(20,811)	$—	$43,608

Other information:
Capital expenditures		$983	$490	$8,523	$—	$9,996

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$595,083	$646,168	$—	$—	$(113)	$1,241,138
Direct operating expenses		355,047	377,787	41	3,487	(113)	736,249
Selling, general and administrative expenses	(a)	140,371	140,788	67,798	149	—	349,106
Depreciation and amortization	(b)	13,209	5,544	58,954	13,812	—	91,519
Operating income (loss)		$86,456	$122,049	$(126,793)	$(17,448)	$—	$64,264
Earnings in equity method investments							1,439
Interest income							14,988
Interest expense							(11,474)
Miscellaneous income							303
Income from operations before income taxes							$69,520

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$86,456	$122,049	$(126,793)	$(17,448)	$—	$64,264
Add back:
Share-based compensation		9,633	11,874	15,385	—	—	36,892
Depreciation and amortization		13,209	5,544	58,954	13,812	—	91,519
Other purchase accounting adjustments		—	—	—	3,636	—	3,636
Adjusted operating income (loss)		$109,298	$139,467	$(52,454)	$—	$—	$196,311

Other information:
Capital expenditures	(d)	$20,415	$3,038	$135,660	$—	$—	$159,113

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2017
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$380,531	$632,347	$—	$—	$1,012,878
Direct operating expenses		253,946	376,842	—	—	630,788
Selling, general and administrative expenses	(a)	76,422	137,958	56,985	—	271,365
Depreciation and amortization	(b) (c)	7,718	8,175	62,039	679	78,611
Operating income (loss)		$42,445	$109,372	$(119,024)	$(679)	$32,114
Loss in equity method investments						(28,501)
Interest income						8,096
Interest expense						(1,732)
Miscellaneous income	(e)					1,441
Income from operations before income taxes						$11,418

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$42,445	$109,372	$(119,024)	$(679)	$32,114
Add back:
Share-based compensation		10,960	10,972	8,533	—	30,465
Depreciation and amortization		7,718	8,175	62,039	679	78,611
Adjusted operating income (loss)		$61,123	$128,519	$(48,452)	$—	$141,190

Other information:
Capital expenditures		$7,777	$2,847	$21,138	$—	$31,762
_________________

(a)
Corporate and Other’s selling, general and administrative expenses primarily consist of unallocated corporate general and administrative costs, including expenses associated with the Company's business development initiatives.

(b)
Corporate and Other principally includes depreciation and amortization on The Garden, The Hulu Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)
MSG Entertainment’s depreciation and amortization for the three and nine months ended March 31, 2017 was reclassified to exclude the impact of purchase accounting adjustments related to the BCE acquisition.

(d)
Corporate and Other’s capital expenditures for the nine months ended March 31, 2018 are primarily associated with the purchase of land in London and costs incurred in developing the Company’s new venues in Las Vegas and London. See Note 7 for more information regarding the land purchase. MSG Entertainment’s capital expenditures for the nine months ended March 31, 2018 are primarily associated with certain investments with respect to Radio City Music Hall and capital expenditures made by TAO Group.

(e)	Miscellaneous income for the nine months ended March 31, 2017 consists principally of the recovery of certain claims in connection with a third-party bankruptcy proceeding.
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” or the “Company”) including possible impacts from contract terminations of team personnel, impacts from our professional sports teams not participating in their respective league playoffs and the timing of new venue construction. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level of popularity of the Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing free agents and trades, subject to league salary caps and the impact of luxury tax;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City, Los Angeles, Las Vegas and London metropolitan areas where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other teams, other venues and other sports and entertainment options, including the construction of new competing venues;

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

•	the impact of plans to redesign Pennsylvania Station, including the possible disposition of The Hulu Theater at Madison Square Garden;

•	business, reputational and litigation risk if there is a loss, disclosure or misappropriation of stored personal information or other breaches of our information security;

•	a default by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock;

•	the tax free treatment of the Distribution;

•	the impact of the Tax Cuts and Jobs Act on our income tax expense and deferred tax liabilities; and

•	the factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.
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
MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group and BCE. TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original production — the Christmas Spectacular. In November 2017, the Company acquired a 100% controlling interest in Obscura, a creative studio, which is now part of our MSG Entertainment segment. See Note 3 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion on certain costs incurred by Obscura.
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

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Australia and Singapore.
Factors Affecting Results of Operations
TAO Group’s Operating Results
The Company completed the TAO Group acquisition on January 31, 2017. TAO Group financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records TAO Group’s operating results in its consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related operating results for the three months ended March 31, 2018 are for the period from September 25, 2017 to December 31, 2017. TAO Group’s related operating results for the nine months ended March 31, 2018 are for the period from March 27, 2017 to December 31, 2017. In addition, the results of operations of the Company and the MSG Entertainment segment for the three and nine months ended March 31, 2017 do not include any of TAO Group’s operating results.
CLG’s Operating Results
The results of operations of the Company and the MSG Sports segment for the three and nine months ended March 31, 2018 include CLG’s results of operations from the date of acquisition, which was July 28, 2017. The Company’s results for the three and nine months ended March 31, 2017 do not include any of CLG’s operating results.
Obscura’s Operating Results
The results of operations of the Company and the MSG Entertainment segment for the three and nine months ended March 31, 2018 include Obscura’s results of operations from the date of acquisition, which was November 20, 2017. The Company’s results for the three and nine months ended March 31, 2017 do not include any of Obscura’s operating results. In addition, the Obscura financial results of operations are reflected in the MSG Entertainment segment. Any costs incurred by Obscura that are associated with the Company’s business development initiatives are reported in “Corporate and Other.”
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017 on a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017, as well as certain contractual obligations and off balance sheet arrangements.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2018 versus the Three Months Ended March 31, 2017
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Revenues	$459,621	$386,033	$73,588	19%

Direct operating expenses	299,706	252,708	46,998	19%
Selling, general and administrative expenses	122,154	100,084	22,070	22%
Depreciation and amortization	30,429	26,535	3,894	15%
Operating income	7,332	6,706	626	9%
Other income (expense):
Loss in equity method investments	(678)	(26,319)	25,641	97%
Interest income, net	1,259	2,174	(915)	(42)%
Miscellaneous income	553	36	517	NM
Income (loss) from operations before income taxes	8,466	(17,403)	25,869	NM
Income tax expense	(652)	(440)	(212)	(48)%
Net income (loss)	7,814	(17,843)	25,657	NM
Less: Net income attributable to redeemable noncontrolling interests	389	—	389	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,716)	(298)	(1,418)	NM
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$9,141	$(17,545)	$26,686	NM
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the three months ended March 31, 2018 as compared to the prior year period.
Our results for the three months ended March 31, 2018 include the operating results of TAO Group, CLG, and Obscura and, as a result, our operating results for the current year period are not directly comparable to our results for the prior year period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$82,238	$46,732	$23,926	$2,027	$9,553
MSG Sports segment (a)	(8,537)	(808)	(49)	(863)	(6,817)
Corporate and Other	—	—	(1,932)	(1,940)	3,872
Purchase accounting adjustments	—	1,187	125	4,670	(5,982)
Inter-segment eliminations	(113)	(113)	—	—	—
	$73,588	$46,998	$22,070	$3,894	$626
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

Selling, general and administrative expenses - Corporate and Other
Selling, general and administrative expenses in Corporate and Other for the three months ended March 31, 2018 decreased $1,932, or 8%, to $22,513 as compared to the prior year period. The decrease was primarily due to lower professional fees and a management fee earned during the current year period for providing management and strategic services to TAO Group, which is eliminated in the Company’s consolidated results of operations presented above, partially offset by the inclusion of Obscura expenses associated with the Company’s business development initiatives.
Depreciation & amortization
Depreciation and amortization for the three months ended March 31, 2018 increased $3,894, or 15%, to $30,429 as compared to the prior year period. The increase was primarily due to purchase accounting adjustments associated with the business acquisitions of TAO Group, CLG and Obscura, and the inclusion of depreciation and amortization for TAO Group’s property and equipment, partially offset by certain assets being fully depreciated and amortized.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the three months ended March 31, 2018 improved $3,872, or 9%, to $41,578 as compared to the prior year period. The improvement was due to a decrease in selling, general and administrative expenses, as discussed above, and lower depreciation and amortization. Lower depreciation and amortization expenses is a result of certain assets being fully depreciated and amortized. See Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Loss in equity method investments
Loss in equity method investments for the three months ended March 31, 2018 improved $25,641 to a loss of $678 as compared to the prior year period. The year-over-year improvement is primarily due to a pre-tax non-cash impairment charge of $20,613 recorded during the prior year period to write off the carrying value of our equity investment in Fuse Media and an increase in the net earnings attributable to the Company’s investees during the current year period as compared to the prior year period.
Interest income, net
Net interest income for the three months ended March 31, 2018 decreased $915, or 42%, to $1,259 as compared to the prior year period primarily due to interest expense incurred under the TAO Term Loan Facility. The decrease was partially offset by higher interest income earned by the Company as a result of higher interest rates and a change in investment mix.
Income taxes
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted, which significantly changed the existing U.S. tax laws, including a reduction in the corporate Federal income tax rate from 35% to 21% effective January 1, 2018. During the second quarter of fiscal year 2018, the Company was required to recognize the effect of tax law changes in the period of enactment even though certain key aspects of the new law became effective January 1, 2018. The Company’s income tax provision for interim periods is comprised of the tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. The Company used a blended statutory Federal income tax rate of 28% based upon the number of days that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21% to calculate its most recent estimated annual effective tax rate.
Income tax expense for the three months ended March 31, 2018 was $652 and income tax expense for the three months ended March 31, 2017 was $440.
Income tax expense for the three months ended March 31, 2018 of $652 differs from the income tax expense derived from applying the blended statutory Federal rate of 28% to pretax income primarily as a result of a decrease of $2,787 in recorded Federal and state valuation allowances, which offsets tax expense that would otherwise have been recorded on operating income, as well as a tax benefit of $1,435 associated with the vesting of restricted stock units. These decreases were partially offset by the impact of state and local income taxes (net of Federal benefit) of $870, tax expense of $1,298 primarily related to non-deductible expenses and $400 of tax expense from investment partnerships.
Income tax expense for the three months ended March 31, 2017 of $440 differs from income tax benefit derived from applying the statutory Federal rate of 35% to pretax loss primarily as a result of an increase of $4,588 in recorded Federal and state valuation allowances which offsets tax benefit that would otherwise have been recorded, as well as tax expense of $1,943 primarily related to non-deductible expenses.

Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Operating income	$7,332	$6,706	$626	9%
Share-based compensation	10,076	10,367
Depreciation and amortization (a)	30,429	26,535
Other purchase accounting adjustments	1,312	—
Adjusted operating income	$49,149	$43,608	$5,541	13%
_________________

(a)	Depreciation and amortization includes purchase accounting adjustments of $4,889 and $219 for the three months ended March 31, 2018 and 2017, respectively.
Adjusted operating income for the three months ended March 31, 2018 increased by $5,541, or 13%, to adjusted operating income of $49,149 as compared to the prior year period. The increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$10,916
Decrease in adjusted operating income of the MSG Sports segment	(7,335)
Other net increases	1,960
$5,541
Other net increases were primarily due to lower professional fees and the impact of a management fee earned during the current year period for providing management and strategic services to TAO Group, which is eliminated in the Company’s consolidated results of operations presented above, partially offset by the inclusion of Obscura expenses associated with the Company’s business development initiatives.
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended March 31, 2018, the Company recorded net income attributable to redeemable noncontrolling interests of $389 and a net loss attributable to nonredeemable noncontrolling interests of $1,716 as compared to $298 of net loss attributable to nonredeemable noncontrolling interests for the three months ended March 31, 2017. These amounts represent the share of net loss from the Company’s investments in TAO Group, BCE and CLG that are not attributable to the Company. In addition, the net loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for the Company’s MSG Entertainment segment.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Revenues	$159,586	$77,348	$82,238	106%
Direct operating expenses	102,356	55,624	46,732	84%
Selling, general and administrative expenses	50,466	26,540	23,926	90%
Depreciation and amortization	4,686	2,659	2,027	76%
Operating income (loss)	$2,078	$(7,475)	$9,553	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	2,681	3,345
Depreciation and amortization	4,686	2,659
Adjusted operating income (loss)	$9,445	$(1,471)	$10,916	NM
_________________
NM — Percentage is not meaningful
Revenues
Revenues for the three months ended March 31, 2018 increased $82,238, or 106%, to $159,586 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of revenues associated with entertainment dining and nightlife offerings	$69,140
Increase in event-related revenues at The Garden	6,117
Increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular	4,879
Increase in event-related revenues at The Hulu Theater at Madison Square Garden	2,281
Increase in venue-related sponsorship and signage and suite rental fee revenues	650
Decrease in revenues from the presentation of the Christmas Spectacular	(1,607)
Other net increases, inclusive of revenues from Obscura	778
$82,238
The inclusion of revenues associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects revenues generated from food and beverage sales. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related revenues are for the period from September 25, 2017 to December 31, 2017.
The increase in event-related revenues at The Garden was primarily due to a change in the mix of events (including the impact of a large-scale event held during the current year period) partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular, was primarily due to additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Hulu Theater at Madison Square Garden was primarily due to a change in the mix of events, as well as an additional event held at the venue during the current year period as compared to the prior year period.
The decrease in revenues from the presentation of the Christmas Spectacular was primarily due to lower ticket-related revenue, mainly as a result of fewer scheduled performances as compared to the prior year period. The Company had three scheduled performances in the current year period as compared to six scheduled performances in the prior year period.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2018 increased $46,732, or 84%, to $102,356 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of direct operating expenses associated with entertainment dining and nightlife offerings	$36,531
Increase in event-related direct operating expenses at The Garden	5,756
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular	1,989
Increase in event-related direct operating expenses at The Hulu Theater at Madison Square Garden	1,402
Increase in venue operating costs	1,027
Decrease in direct operating expenses associated with the presentation of the Christmas Spectacular	(407)
Other net increases, inclusive of direct operating expenses from Obscura	434
$46,732
The inclusion of direct operating expenses associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects costs associated with food and beverage sales, inclusive of labor costs, as well as venue-related operating expenses. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related direct operating expenses are for the period from September 25, 2017 to December 31, 2017.
The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events (including the impact of a large-scale event held during the current year period) partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular, was due to additional events slightly offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Hulu Theater at Madison Square Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in venue operating costs reflects higher labor costs at the Company’s venues, as well as higher real estate taxes at Radio City Music Hall during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2018 increased $23,926, or 90%, to $50,466 as compared to the prior year period mainly due to the inclusion of TAO Group’s selling, general and administrative costs, including a management fee incurred by TAO Group payable to the Company for providing management and strategic services.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2018 increased $2,027, or 76%, to $4,686 as compared to the prior year period primarily due to the inclusion of depreciation and amortization for TAO Group’s property and equipment.
Operating income (loss)
Operating income for the three months ended March 31, 2018 improved $9,553 to $2,078 as compared to the prior year period due to an increase in revenues partially offset by higher direct operating expenses, an increase in selling, general and administrative expenses and, to a lesser extent, higher depreciation and amortization, as discussed above.
Adjusted operating income (loss)
Adjusted operating income for the three months ended March 31, 2018 improved $10,916 to $9,445 as compared to the prior year period due to an increase in revenues partially offset by higher direct operating expenses and selling, general and administrative expenses as discussed above, excluding share-based compensation expense.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Revenues	$300,148	$308,685	$(8,537)	(3)%
Direct operating expenses	196,276	197,084	(808)	NM
Selling, general and administrative expenses	49,050	49,099	(49)	NM
Depreciation and amortization	1,789	2,652	(863)	(33)%
Operating income	$53,033	$59,850	$(6,817)	(11)%
Reconciliation to adjusted operating income:
Share-based compensation	3,733	3,388
Depreciation and amortization	1,789	2,652
Adjusted operating income	$58,555	$65,890	$(7,335)	(11)%
_________________
NM — Percentage is not meaningful

Revenues
Revenues for the three months ended March 31, 2018 decreased $8,537, or 3%, to $300,148 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in revenues from league distributions	$(12,884)
Decrease in event-related revenues from other live sporting events	(3,632)
Decrease in professional sports teams’ regular season food, beverage and merchandise sales	(2,543)
Increase in professional sports teams’ sponsorship and signage revenues and ad sales commissions	6,857
Increase in suite rental fee revenue	1,362
Increase in professional sports teams’ regular season ticket-related revenue	776
Increase in local media rights fees from MSG Networks	597
Other net increases, inclusive of certain revenues from CLG	930
$(8,537)
The decrease in revenues from league distributions primarily reflects an NHL expansion fee of $15,500 received during the prior year period partially offset by other net increases, inclusive of league distributions related to CLG, which was acquired on July 28, 2017.
The decrease in event-related revenues from other live sporting events was primarily due to a change in the mix of events partially offset by an additional event held during the current year period as compared to the prior year period.
The decrease in professional sports teams’ regular season food, beverage and merchandise sales was primarily due to the Knicks and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period partially offset by higher average per-game revenue during the current year period as compared to the prior year period.
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commissions was primarily due to increased sales of existing sponsorship and signage inventory, sales of new sponsorship and signage inventory, and to a lesser extent, the impact of a marketing partner, upon renewal of its agreement, shifting its marketing partnership spend from a combination of entertainment and sports entirely to sports.
The increase in suite rental fee revenue was primarily due to contractual rate increases, as well as higher sales of suite products.

The increase in professional sports teams’ regular season ticket-related revenue was primarily due to higher average Rangers per-game revenue partially offset by the Knicks and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period. The Knicks played four fewer regular season games and the Rangers played two fewer regular season games at The Garden during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2018 decreased $808 to $196,276 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$(4,363)
Decrease in event-related expenses associated with other live sporting events	(1,994)
Decrease in team personnel compensation	(1,816)
Increase in net provisions for certain team personnel transactions	5,958
Increase in other team operating expenses not discussed elsewhere in this table	869
Other net increases	538
$(808)
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax and for certain team personnel transactions were as follows:

	Three Months Ended		Increase (Decrease)
	March 31,
	2018	2017
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$24,209	$28,572	$(4,363)
Net provisions for certain team personnel transactions	7,119	1,161	5,958
The decrease in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects a lower provision for NBA and NHL revenue sharing expense of $2,903 and a higher estimated NBA luxury tax receipt of $1,460. Lower NBA and NHL revenue sharing expense primarily reflects an increase in estimated net player escrow recoveries and positive net adjustments to prior season’s revenue sharing expense partially offset by higher estimated NBA and NHL revenue sharing expense for the 2017-18 season. The Knicks were not a luxury tax payer for the 2016-17 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of March 31, 2018 will not result in luxury tax for the 2017-18 season. The actual amounts for the 2017-18 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transactions for the three months ended March 31, 2018 reflect provisions recorded for (i) season-ending player injuries of $4,273, which is net of insurance recoveries of $468, (ii) player trades of $1,682, and (iii) player waivers/contract terminations of $1,164. Team personnel transactions for the three months ended March 31, 2017 reflect provisions recorded for waivers/contract terminations.
The decrease in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events partially offset by an additional event held during the current year period as compared to the prior year period.
The decrease in team personnel compensation was primarily due to lower overall player salaries during the current year period as a result of a portion of team personnel compensation being recognized as net provisions for certain team personnel transactions. This decrease was partially offset by the impact of roster changes at the Company’s sports teams and the inclusion of team personnel compensation for CLG, which was acquired on July 28, 2017.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2018 decreased $863, or 33%, to $1,789 as compared to the prior year period including the impact of an intangible asset becoming fully amortized.

Operating income
Operating income for the three months ended March 31, 2018 decreased $6,817, or 11%, to $53,033 as compared to the prior year period primarily due to a decrease in revenues partially offset by lower direct operating expenses and a decrease in depreciation and amortization, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended March 31, 2018 decreased $7,335, or 11%, to $58,555 as compared to the prior year period primarily due to a decrease in revenues partially offset by lower direct operating expenses, as discussed above.
The Company results for the fourth quarter of fiscal year 2018 are likely to be impacted by our professional sports teams not participating in their respective league playoffs and contract terminations of certain team personnel that took place during that period.

Comparison of the Nine Months Ended March 31, 2018 versus the Nine Months Ended March 31, 2017
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Nine Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Revenues	$1,241,138	$1,012,878	$228,260	23%

Direct operating expenses	736,249	630,788	105,461	17%
Selling, general and administrative expenses	349,106	271,365	77,741	29%
Depreciation and amortization	91,519	78,611	12,908	16%
Operating income	64,264	32,114	32,150	100%
Other income (expense):
Earnings (loss) in equity method investments	1,439	(28,501)	29,940	NM
Interest income, net	3,514	6,364	(2,850)	(45)%
Miscellaneous income	303	1,441	(1,138)	(79)%
Income from operations before income taxes	69,520	11,418	58,102	NM
Income tax benefit (expense)	115,418	(754)	116,172	NM
Net income	184,938	10,664	174,274	NM
Less: Net income attributable to redeemable noncontrolling interests	522	—	522	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(3,231)	(891)	(2,340)	NM
Net income attributable to The Madison Square Garden Company’s stockholders	$187,647	$11,555	$176,092	NM
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the nine months ended March 31, 2018 as compared to the prior year period.
Our results for the fiscal year 2018 include the operating results of TAO Group, CLG and Obscura and, as a result, our operating results for the fiscal year 2018 are not directly comparable to our results for the fiscal year 2017 period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$214,552	$101,101	$63,949	$5,491	$44,011
MSG Sports segment (a)	13,821	945	2,830	(2,631)	12,677
Corporate and Other	—	41	10,813	(3,085)	(7,769)
Purchase accounting adjustments	—	3,487	149	13,133	(16,769)
Inter-segment eliminations	(113)	(113)	—	—	—
	$228,260	$105,461	$77,741	$12,908	$32,150
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

 Selling, general and administrative expenses - Corporate and Other
 Selling, general and administrative expenses in Corporate and Other for the nine months ended March 31, 2018 increased $10,813, or 19%, to $67,798 as compared to the prior year period. The increase was primarily due to higher employee compensation and related benefits, as well as the inclusion of Obscura expenses associated with the Company’s business development initiatives, which reflect certain retention bonuses paid in connection with the change of control. The increase was partially offset by a management fee earned during the current year period for providing management and strategic services to TAO Group, which is eliminated in the Company’s consolidated results of operations presented above, and lower professional fees.
Depreciation & amortization
Depreciation and amortization for the nine months ended March 31, 2018 increased $12,908, or 16%, to $91,519 as compared to the prior year period. The increase was primarily due to purchase accounting adjustments associated with the business acquisitions of TAO Group, CLG and Obscura, and the inclusion of depreciation and amortization for TAO Group’s property and equipment, partially offset by certain assets being fully depreciated and amortized.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the nine months ended March 31, 2018 increased $7,769, or 7%, to $126,793 as compared to the prior year period. The increase was primarily due to higher selling, general and administrative expenses as discussed above, partially offset by lower depreciation and amortization as a result of certain assets being fully depreciated and amortized. See Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Earnings (loss) in equity method investments
Earnings in equity method investments for the nine months ended March 31, 2018 improved $29,940 to $1,439 as compared to the prior year period. The year-over-year improvement is primarily due to a pre-tax non-cash impairment charge of $20,613 recorded during the prior year period to write off the carrying value of our equity investment in Fuse Media and an increase in the net earnings attributable to the Company’s investees during the current year period as compared to the prior year period.
Interest income, net
Net interest income for the nine months ended March 31, 2018 decreased $2,850, or 45% to $3,514 as compared to the prior year period primarily due to interest expense incurred under the TAO Term Loan Facility. The decrease was partially offset by higher interest income earned by the Company as a result of higher interest rates and a change in investment mix. In addition, during the nine months ended March 31, 2018, the Company recognized interest income of $937, which was received in connection with the repayment of a loan receivable from one of the Company’s nonconsolidated affiliates that was on a nonaccrual status.
Miscellaneous income
Miscellaneous income for the nine months ended March 31, 2018 decreased $1,138, or 79%, to $303 as compared to the prior year period primarily due to the recovery during the prior year period of certain claims in connection with a third-party bankruptcy proceeding, partially offset by other net increases in miscellaneous income during the current year period.
Income taxes
Income tax benefit for the nine months ended March 31, 2018 was $115,418 and income tax expense for the nine months ended March 31, 2017 was $754.
Income tax benefit for the nine months ended March 31, 2018 of $115,418 differs from the income tax expense derived from applying the blended statutory Federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower Federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future Federal net operating losses have an unlimited carry-forward period. These rules on future Federal net operating losses allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Other decreases to the statutory rate include the impact of an income tax benefit of $27,186 in Federal and state valuation allowance decreases recorded, which offsets the income tax expense attributable to most of the operating income, the impact of a change in state tax rates of $3,110, and a tax benefit of $1,435 associated with the vesting of restricted stock units. These decreases were partially offset by the impact of state and local income taxes (net of Federal benefit) of $7,365, tax expense of $2,535 primarily related to non-deductible expenses and $400 of tax expense from investment partnerships.
Income tax expense for the nine months ended March 31, 2017 of $754 differs from income tax expense derived from applying the statutory Federal rate of 35% to pretax income primarily as a result of recording an income tax benefit due to a reduction of $6,525 of recorded Federal and state valuation allowances which offsets tax expense that would have otherwise been recorded on operating income. This income tax benefit is partially offset by tax expense of $3,284 primarily related to non-deductible expenses.
Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Nine Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Operating income	$64,264	$32,114	$32,150	100%
Share-based compensation	36,892	30,465
Depreciation and amortization (a)	91,519	78,611
Other purchase accounting adjustments	3,636	—
Adjusted operating income	$196,311	$141,190	$55,121	39%
_________________

(a)	Depreciation and amortization includes purchase accounting adjustments of $13,812 and $679 for the nine months ended March 31, 2018 and 2017, respectively.
Adjusted operating income for the nine months ended March 31, 2018 increased $55,121, or 39% to $196,311 as compared to the prior year period. The net increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$48,175
Increase in adjusted operating income of the MSG Sports segment	10,948
Other net decreases	(4,002)
$55,121
Other net decreases were primarily due to higher employee compensation and related benefits, excluding share-based compensation expense, and the inclusion of Obscura expenses associated with the Company’s business development initiatives, which reflect retention bonuses paid in connection with the change of control, partially offset by the impact of a management fee earned during the current year period for providing management and strategic services to TAO Group, which is eliminated in the Company’s consolidated results of operations presented above, and lower professional fees.

Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests

For the nine months ended March 31, 2018, the Company recorded net income attributable to redeemable noncontrolling interests of $522 and a net loss attributable to nonredeemable noncontrolling interests of $3,231 as compared to $891 of net loss attributable to nonredeemable noncontrolling interests for the nine months ended March 31, 2017. These amounts represent the share of net income (loss) from the Company’s investments in TAO Group, BCE, and CLG that are not attributable to the Company. In addition, the net income (loss) attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Nine Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Revenues	$595,083	$380,531	$214,552	56%
Direct operating expenses	355,047	253,946	101,101	40%
Selling, general and administrative expenses	140,371	76,422	63,949	84%
Depreciation and amortization	13,209	7,718	5,491	71%
Operating income	$86,456	$42,445	$44,011	104%
Reconciliation to adjusted operating income:
Share-based compensation	9,633	10,960
Depreciation and amortization	13,209	7,718
Adjusted operating income	$109,298	$61,123	$48,175	79%
Revenues
Revenues for the nine months ended March 31, 2018 increased $214,552, or 56%, to $595,083 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of revenues associated with entertainment dining and nightlife offerings	$184,281
Increase in event-related revenues at The Garden	10,232
Increase in event-related revenues at The Hulu Theater at Madison Square Garden	8,821
Increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	8,779
Increase in revenues from the presentation of the Christmas Spectacular	4,927
Increase in event-related revenues at the Forum	3,979
Increase in event-related revenues at The Chicago Theatre	3,963
Decrease in revenues from the presentation of the New York Spectacular as a result of no scheduled performances in the current year period	(11,364)
Decrease in venue-related sponsorship and signage and suite rental fee revenues	(1,240)
Other net increases, inclusive of revenues from Obscura	2,174
$214,552
The inclusion of revenues associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects revenues generated from food and beverage sales. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related revenues are for the period from March 27, 2017 to December 31, 2017.
The increase in event-related revenues at The Garden was primarily due to a change in the mix of events (including the impact of a large-scale event held during the current year period) partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Hulu Theater at Madison Square Garden was primarily due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular Starring the Radio City Rockettes (the “New York Spectacular”), was due to additional events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.

The increase in revenues associated with the presentation of the Christmas Spectacular was primarily due to higher ticket-related revenue, mainly as a result of higher average ticket prices and the impact of additional scheduled performances, partially offset by a decrease in average per-show paid attendance in the current year period as compared to the prior year period. The Company had 200 scheduled performances of the production this holiday season as compared to 197 scheduled performances in fiscal year 2017. For the 2017 holiday season, more than one million tickets were sold, representing a low single digit percentage decrease as compared to the 2016 holiday season.
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
The net decrease in venue-related sponsorship and signage and suite rental fee revenues was primarily due to lower sponsorship and signage revenues, as a result of the impact of a marketing partner, upon renewal of its agreement, shifting its marketing spend from a combination of entertainment and sports, entirely to sports, and the timing of delivering certain contractually obligated sponsorship assets partially offset by increased sales of existing inventory. The decrease in sponsorship and signage was partially offset by an increase in suite rental revenue.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2018 increased $101,101, or 40%, to $355,047 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of direct operating expenses associated with entertainment dining and nightlife offerings	$101,586
Increase in event-related direct operating expenses at The Garden	5,032
Increase in event-related direct operating expenses at the Forum	4,207
Increase in event-related direct operating expenses at The Hulu Theater at Madison Square Garden	4,176
Increase in event-related direct operating expenses at The Chicago Theatre	2,763
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	2,610
Increase in event-related direct operating expenses associated with the presentation of the Christmas Spectacular	1,006
Decrease in direct operating expenses associated with the presentation of the New York Spectacular as a result of no scheduled performances in the current year period	(21,859)
Other net increases	1,580
$101,101
The inclusion of direct operating expenses associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects costs associated with food and beverage sales, inclusive of labor costs, as well as venue-related operating expenses. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related direct operating expenses are for the period from March 27, 2017 to December 31, 2017.
The increase in event-related direct operating expenses at The Garden was primarily due to a change in the mix of events (including the impact of a large-scale event held during the current year period) partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Forum was due to a change in the mix of events partially offset by fewer events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Hulu Theater at Madison Square Garden was due to a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Chicago Theatre was due to additional events and a change in the mix of events held at the venue during the current year period as compared to the prior year period.

The increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was primarily due to additional events held at the venue during the current year period as compared to the prior year period.
The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to higher labor costs, additional scheduled performances and an increase in deferred production cost amortization partially offset by lower marketing expenses during the current year period as compared to the prior year period. The Company had 200 scheduled performances of the production this holiday season as compared to 197 scheduled performances in fiscal year 2017.
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
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2018 increased $63,949, or 84%, to $140,371 as compared to the prior year period mainly due to (i) inclusion of TAO Group’s selling, general and administrative costs, including a management fee incurred by TAO Group payable to the Company for providing management and strategic services and, to a lesser extent, (ii) higher professional fees and (iii) an increase in corporate general and administrative costs.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2018 increased $5,491, or 71%, to $13,209 as compared to the prior year period primarily due to the inclusion of depreciation and amortization for TAO Group’s property and equipment.
Operating income
Operating income for the nine months ended March 31, 2018 increased $44,011, or 104%, to $86,456 as compared to the prior year period due to an increase in revenues, partially offset by higher direct operating expenses, selling, general and administrative expenses and depreciation and amortization, as discussed above.
Adjusted operating income
Adjusted operating income for the nine months ended March 31, 2018 increased $48,175, or 79% to $109,298 as compared to the prior year period due to an increase in revenues, partially offset by higher direct operating expenses, selling, general and administrative expenses as discussed above, excluding share-based compensation expense.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Nine Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Revenues	$646,168	$632,347	$13,821	2%
Direct operating expenses	377,787	376,842	945	NM
Selling, general and administrative expenses	140,788	137,958	2,830	2%
Depreciation and amortization	5,544	8,175	(2,631)	(32)%
Operating income	$122,049	$109,372	$12,677	12%
Reconciliation to adjusted operating income:
Share-based compensation	11,874	10,972
Depreciation and amortization	5,544	8,175
Adjusted operating income	$139,467	$128,519	$10,948	9%
_________________
NM — Percentage is not meaningful

Revenues
Revenues for the nine months ended March 31, 2018 increased $13,821, or 2%, to $646,168 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams’ sponsorship and signage revenues and ad sales commissions	$11,311
Increase in professional sports teams’ pre/regular season ticket-related revenue	7,306
Increase in local media rights fees from MSG Networks	4,832
Increase in suite rental fee revenue	3,511
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	1,601
Decrease in event-related revenues from other live sporting events	(9,942)
Decrease in revenues from league distributions	(6,527)
Other net increases, inclusive of certain revenues from CLG	1,729
$13,821
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commissions was primarily due to sales of new sponsorship and signage inventory, increased sales of existing sponsorship and signage inventory and the impact of a marketing partner, upon renewal of its agreement, shifting its marketing partnership spend from a combination of entertainment and sports entirely to sports.
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to higher average Rangers per-game revenue and the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period, slightly offset by lower average Knicks per-game revenue. The Rangers played two more regular season games and the Knicks played one more regular season game at The Garden during the current year period as compared to the prior year period.
The increase in local media rights fees from MSG Networks was primarily due to contractual rate increases.
The increase in suite rental fee revenue was primarily due to contractual rate increases and, to a lesser extent, higher sales of suite products.
The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period.
The decrease in event-related revenues from other live sporting events was due to a change in the mix of events held during the current year period as compared to the prior year period and one event that generated lower revenue during the current year period as compared to the prior year period.
The decrease in revenues from league distributions primarily reflects an NHL expansion fee of $15,500 received during the prior year period partially offset by other net increases, inclusive of league distributions related to CLG, which was acquired on July 28, 2017.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2018 increased $945 to $377,787 as compared to the prior year period. The net increase is attributable to the following:

Increase in other team operating expenses not discussed below	$4,721
Increase in net provisions for certain team personnel transactions	2,826
Increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	2,102
Decrease in event-related expenses associated with other live sporting events	(5,152)
Decrease in net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	(1,853)
Decrease in venue operating costs	(819)
Decrease in team personnel compensation	(578)
Other net decreases	(302)
$945
The increase in other team operating expenses was primarily due to higher day-of-event costs, including the impact the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period, and higher league expenses.
Net provisions for certain team personnel transactions and for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs) were as follows:

	Nine Months Ended		Increase (Decrease)
	March 31,
	2018	2017
Net provisions for certain team personnel transactions	$9,977	$7,151	$2,826
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	46,089	47,942	(1,853)
Team personnel transactions for the nine months ended March 31, 2018 reflect provisions recorded for (i) season-ending player injuries of $4,273, which is net of insurance recoveries of $468, (ii) player waivers/contract terminations of $4,022 and (iii) player trades of $1,682. Team personnel transactions for the nine months ended March 31, 2017 reflect provisions for a player trade and player waivers/contract terminations of $5,000 and $2,151, respectively.
The decrease in net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs) reflects a higher estimated NBA luxury tax receipt of $1,413 and a lower provision for NBA and NHL revenue sharing expense of $440. The increase in estimated NBA luxury tax receipt is based on the Knicks’ roster, which as of March 31, 2018 will not result in luxury tax for the 2017-18 season. The Knicks were not a luxury tax payer for the 2016-17 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. Lower NBA and NHL revenue sharing expense primarily reflects an increase in estimated net player escrow recoveries partially offset by higher estimated NBA and NHL revenue sharing expense for the 2017-18 season and, to a lesser extent, net adjustments to prior season’s revenue sharing expense. The actual amounts for the 2017-18 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was due to the Knicks and Rangers playing additional games at The Garden during the current year period as compared to the prior year period partially offset by lower average per-game expense during the current year period as compared to the prior year period.
The decrease in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events held during the current year period as compared to the prior year period and, to a lesser extent, one event that generated lower expense during the current year period as compared to the prior year period.
The decrease in venue operating costs was primarily due to the absence of a non-recurring labor-related cost at The Garden partially offset by other net increases.

The decrease in team personnel compensation was primarily due to lower overall player salaries during the current year period as a result of a portion of team personnel compensation being recognized as net provisions for certain team personnel transactions. This decrease was partially offset by the impact of roster changes at the Company’s sports teams and the inclusion of team personnel compensation for CLG, which was acquired on July 28, 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2018 increased $2,830, or 2%, to $140,788 as compared to the prior year period primarily due to higher employee compensation and related benefits, an increase in corporate general and administrative costs and other net cost increases, partially offset by lower marketing costs.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2018 decreased $2,631, or 32%, to $5,544 as compared to the prior year period including the impact of an intangible asset becoming fully amortized.
Operating income
Operating income for the nine months ended March 31, 2018 increased $12,677, or 12%, to $122,049 as compared to the prior year period primarily due to higher revenues and a decrease in depreciation and amortization partially offset by an increase in selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the nine months ended March 31, 2018 increased $10,948, or 9%, to $139,467, as compared to the prior year period primarily due to higher revenues partially offset by an increase in selling, general and administrative expenses as discussed above, excluding share-based compensation expense.
The Company results for the fourth quarter of fiscal year 2018 are likely to be impacted by our professional sports teams not participating in their respective league playoffs and contract terminations of certain team personnel that took place during that period.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our $377,000 revolving credit facilities (see “Financing Agreements — Knicks Revolving Credit Facility,” “Financing Agreements — Knicks Unsecured Credit Facility,” “Financing Agreements — Rangers Revolving Credit Facility” and “Financing Agreements — TAO Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in Las Vegas and London), investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations and mandatory purchases from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic conditions could adversely impact our ability to do so at that time.
The Company plans to continue to grow its live sports and entertainment business, both organically and through acquisition and development, including by expanding its portfolio of venues, and is exploring investing in, acquiring or developing opportunities that range from new content to adjacencies that strengthen the Company’s position in delivering premium live experiences. The Company previously announced plans to build a new venue in Las Vegas which is anticipated to be approximately 600,000 square feet and have more than 18,000 seats. This state-of-the-art facility is expected to be constructed over a two-and-a-half-year period. We plan to break ground during the summer of 2018 by starting site preparations. We continue to make progress on developing our design for the venue with the goal of opening the venue by the end of calendar year 2020. In addition, the Company has purchased for approximately $79,518 (£60,000) a nearly five-acre parcel of land in London adjacent to Westfield Stratford City Shopping Center as the site of its first international large-scale venue. We are working on submitting our planning application for the London venue by the end of calendar year 2018. Subject to the timely completion of the planning process, our goal is to have our London venue debut approximately one year after the Las Vegas venue. As is the case for any large scale real estate development, as the Company moves forward with the planning and construction for these and other major new venues, the Company will need to obtain all necessary and appropriate permits and other regulatory approvals and may face unexpected project delays and costs. In connection with these efforts, the Company will need to pursue additional capital beyond that which is available from cash on hand, cash flows from operations and borrowings under our revolving credit facilities. There is no assurance that we would be able to obtain such capital. The Company will continue to explore additional domestic and international markets where next generation venues can be successful. See also “— MSG Sphere” at the end of Management’s Discussion and Analysis of Financial Condition and Result of Operations.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next 12 months, we believe we have sufficient liquidity, including $1,176,554 in unrestricted cash and cash equivalents as of March 31, 2018, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, to pursue the development of the new arenas discussed above and other new business opportunities and to repurchase shares of the Company’s Class A Common Stock.
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
On September 11, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of the Company’s Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of March 31, 2018, the Company had $259,639 of availability remaining under its stock repurchase authorization.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2018, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of March 31, 2018.
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

Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term. Knicks LLC renewed this facility with the lender on the same terms effective as of September 29, 2017. This facility was undrawn as of March 31, 2018.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2018, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of March 31, 2018.
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
Subject to customary notice and minimum amount conditions, Rangers LLC may voluntarily prepay outstanding loans under the Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Rangers LLC is required to make mandatory prepayments in certain circumstances, including without limitation if qualified revenues are less than 17% of the maximum available amount under the Rangers Revolving Credit Facility.
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
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with the financial covenants of the TAO Credit Facilities as of December 31, 2017 (the most recent date at which compliance was assessed under the TAO Credit Facilities). The TAO Revolving Credit Facility was undrawn as of March 31, 2018.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.

All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. The interest rate on the TAO Credit Facilities as of December 31, 2017 was 9.625%. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility.
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
Revolving Credit Facilities Provided to Nonconsolidated Affiliates
In connection with the Company’s investment in AMSGE, the Company provides a $100,000 revolving credit facility to this entity, of which $97,500 had been drawn as of March 31, 2018. On April 20, 2018, AMSGE repaid $34,000 of borrowings under the revolving credit facility from the proceeds of its sale of Levity Entertainment Group to AMC Networks. The amount repaid remains available to be redrawn.
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $17,500 revolving credit facility to this entity, which facility was fully drawn as of March 31, 2018. In addition, in connection with this credit facility, Tribeca Enterprises owed PIK interest of $1,696, as of March 31, 2018.
Pursuant to their terms, the AMSGE and Tribeca Enterprises revolving credit facilities will terminate on September 20, 2020 and June 30, 2021, respectively.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company either pays direct fees for the letters of credit or such fees are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of March 31, 2018, the Company had $2,610 of letters of credit outstanding pursuant to which fees were credited against a note investment. In addition, TAO Group had three letters of credit outstanding for $1,500 as of December 31, 2017.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2017 other than activities in the ordinary course of business.

Cash Flow Discussion

As of March 31, 2018, cash and cash equivalents totaled $1,176,554, as compared to $1,238,114 as of June 30, 2017. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2018 and 2017:

	Nine Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$171,180	$107,558
Net cash used in investing activities	(183,433)	(252,814)
Net cash used in financing activities	(50,231)	(158,158)
Effect of exchange rates on cash and cash equivalents	924	—
Net decrease in cash and cash equivalents	$(61,560)	$(303,414)
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2018 improved by $63,622 to $171,180 as compared to the prior year period primarily due to an increase in net income adjusted for non-cash items including (i) a reduction in net deferred tax liabilities as a result of the recently enacted Federal tax reform legislation effective January 1, 2018, (ii) an improvement in earnings in equity method investments primarily due to a pre-tax, non-cash impairment charge to write off the carrying value of the Company’s equity investment in Fuse Media in the prior year period, and (iii) increases in depreciation and amortization and share-based compensation expense in the current year period as compared to the prior year period. In addition, the increase in net cash provided by operating activities was impacted by (i) an increase in cash received related to deferred revenue primarily due to timing, mix of events, and higher suite rental fee revenues in fiscal year 2018, partially offset by the impact of the absence of Rangers playoff ticket sales in the current year period, (ii) cash received in the current year period related to a non-recurring league distribution which was accrued for as of June 30, 2017, and (iii) cash paid in the prior year period for the establishment of restricted cash accounts, partially offset by higher employee and team compensation and related benefits payments in the current year period, including severance-related costs attributable to a separation agreement with a team executive.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2018 decreased by $69,381 to $183,433 as compared to the prior year period primarily due to (i) net decrease in business acquisition costs and (ii) the acquisition of available-for-sale securities in the prior year period. These net decreases were partially offset by (i) higher capital expenditures in the current year period, primarily associated with the purchase of land in London and costs incurred in developing the Company’s new venues in Las Vegas and London, (ii) new investments made in nonconsolidated affiliates, and (iii) a franchise fee payment made in the current period associated with CLG’s membership in the “League of Legends” North American League Championship Series.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2018 decreased by $107,927 to $50,231 as compared to the prior year period largely due to lower repurchases of shares of the Company’s Class A Common Stock in the current year period as compared to the prior year period. This decrease was partially offset by higher taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period and a contingent consideration payment related to the acquisition of CLG in the current year period.

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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. The Company has two operating and reportable segments, MSG Sports and MSG Entertainment, consistent with the way management makes decisions and allocates resources to the business. For purposes of evaluating goodwill for impairment, the Company has three reporting units across its two operating segments, which are MSG Sports, MSG Entertainment and TAO. During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. The goodwill balance as of March 31, 2018 by reporting unit was as follows:

MSG Entertainment	$76,840
TAO	88,583
MSG Sports	226,955
$392,378
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

Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2018 by reportable segment:

Sports franchises (MSG Sports segment)	$109,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$174,850
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of the identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date. Based on results of the impairment tests performed, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Contingent Consideration
See Note 10 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the fair value of the Company’s contingent consideration liabilities related to the acquisitions of TAO Group and CLG.
MSG Sphere
The Company is moving forward with its venue strategy to create the “venue of the future.” These iconic structures will use cutting-edge technologies to establish an entirely new platform for creating the next-generation of immersive experiences. The Company will begin in Las Vegas with the construction of the first of these new venues — known as “MSG Sphere” for its iconic, spherical shape. The more than 18,000 seat venue is expected to be constructed over a two-and-a-half-year period. We plan to break ground during the summer of 2018 by starting site preparations. We continue to make progress on developing our design for the venue with the goal of opening the venue by the end of calendar year 2020. Key design features of the venue are expected to include (i) a 100% programmable exterior and an interior bowl that features the world’s largest and highest resolution media display known today, (ii) a first-of-its kind video system capable of capturing, curating and distributing both today’s and tomorrow’s content, (iii) an unprecedented, multi-layered audio system that will deliver a spectacular acoustical experience, and (iv) an advanced architecture for connectivity that will enable a broader range of content, greater interaction among guests and more immersive entertainment experiences. The Company intends to employ this state-of-the-art technological platform for a future venue to be built on land acquired in London. We are working on submitting our planning application for the London venue by the end of calendar year 2018. Subject to the timely completion of the planning process, our goal is to have our London venue debut approximately one year after the Las Vegas venue. We will continue to explore additional domestic and international markets where next-generation venues can be successful. See also “— Liquidity and Capital Resources — Overview.”
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
As of March 31, 2018, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $5.6 million in net asset value. For additional information, see Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of our recent acquisition of land in London.

Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
For the fiscal year ended June 30, 2017, management excluded the operations of TAO Group, which was acquired by the Company on January 31, 2017, in its assessment of the Company’s internal control over financial reporting. As part of the integration of TAO Group, the Company implemented certain new or enhanced controls over the TAO Group’s operations which will be included in conducting the Company’s assessment of the effectiveness of its internal control over financial reporting for the fiscal year ended June 30, 2018.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company owns 50% of Azoff MSG Entertainment LLC, which in turn owns a majority interest in Global Music Rights, LLC (“GMR”). GMR is primarily a performance rights organization, whose business includes obtaining the right to license the public performance rights of songs composed by leading songwriters. GMR engaged in negotiations with the Radio Music Licensing Committee (“RMLC”), which represents over ten thousand commercial radio stations. On November 18, 2016, RMLC filed a complaint against GMR in the United States District Court for the Eastern District of Pennsylvania alleging that GMR is violating Section 2 of the Sherman Antitrust Act and seeking an injunction, requiring, among other things, that GMR issue radio stations licenses for GMR’s repertory, upon request, at a rate set through a judicial rate-making procedure, that GMR offer “economically viable alternatives to blanket licenses,” and that GMR offer only licenses for songs which are fully controlled by GMR. GMR and RLMC agreed to an interim license arrangement through September 30, 2017, which has been extended through September 30, 2018. GMR has advised the Company that it believes that the RMLC Complaint is without merit and is vigorously defending itself. On January 20, 2017, GMR filed a motion to dismiss or to transfer venue, asserting that the Eastern District of Pennsylvania is not a proper venue for the matter, lacks personal jurisdiction of GMR and that in any event the complaint fails to state a claim. On December 6, 2016, GMR filed a complaint against RMLC in the United States District Court for the Central District of California, alleging that RMLC operates as an illegal cartel that unreasonably restrains trade in violation of Section 1 of the Sherman Antitrust Act and California state law, and seeking an injunction restraining RMLC and its co-conspirators from enforcing or establishing agreements that unreasonably restrict competition for public performance licenses. The judge in the Central District of California denied RMLC’s motion to dismiss GMR’s claim for lack of ripeness and, on the basis that the two cases involve similar facts, stayed the California action in order to assess the status of the Pennsylvania case. On July 21, 2017, RMLC filed a preliminary injunction motion in the United States District Court for the Eastern District of Pennsylvania to extend the duration of the interim licenses which GMR had granted to certain radio stations. The district court determined that the jurisdictional matter should be decided prior to addressing the motion for preliminary injunction and referred the jurisdictional questions to the Magistrate Judge in the United States District Court Eastern District of Pennsylvania. On November 29, 2017, the Magistrate Judge issued a report and recommendation that personal jurisdiction was not appropriate over GMR in the Eastern District of Pennsylvania and recommending the dismissal of the RMLC’s action without prejudice. The RMLC has filed objections to the Magistrate Judge’s report and recommendation.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2018, the Company had remaining authorization of $259,639 for future repurchases of the total amount of Class A Common Stock authorized for repurchase by the Company’s board of directors of $525,000. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund our stock repurchase program through other funding sources including under our revolving credit facilities. The Company first announced its stock repurchase program on September 11, 2015. During the three months ended March 31, 2018, the Company did not engage in any share repurchase activity under our share repurchase program.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May 2018.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer