Form 10-Q
period 2018-09-30
Madison Square Garden Co
filed 2018-11-01
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2018:

Class A Common Stock par value $0.01 per share	—	19,222,045
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,068,883	$1,225,638
Restricted cash	32,330	30,982
Accounts receivable, net	123,821	100,725
Net related party receivables	1,602	567
Prepaid expenses	58,588	28,761
Other current assets	50,232	28,996
Total current assets	1,335,456	1,415,669
Investments and loans to nonconsolidated affiliates	265,525	209,951
Property and equipment, net of accumulated depreciation and amortization of $736,806 and $713,357 as of September 30, 2018 and June 30, 2018, respectively	1,269,685	1,253,671
Amortizable intangible assets, net	237,975	243,806
Indefinite-lived intangible assets	175,985	175,985
Goodwill	392,513	392,513
Other assets	51,150	44,578
Total assets	$3,728,289	$3,736,173

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	September 30, 2018	June 30, 2018
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$31,530	$28,939
Net related party payables, current	2,921	13,675
Current portion of long-term debt, net of deferred financing costs	2,219	4,365
Accrued liabilities:
Employee related costs	68,994	123,992
Other accrued liabilities	178,854	180,272
Collections due to promoters	78,427	89,513
Deferred revenue	413,184	324,749
Total current liabilities	776,129	765,505
Related party payables, noncurrent	172	—
Long-term debt, net of deferred financing costs	100,882	101,335
Defined benefit and other postretirement obligations	38,639	49,240
Other employee related costs	52,072	53,501
Deferred tax liabilities, net	79,651	78,968
Other liabilities	55,076	56,905
Total liabilities	1,102,621	1,105,454
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interests	75,912	76,684
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,222 and 19,136 shares outstanding as of September 30, 2018 and June 30, 2018, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2018 and June 30, 2018	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2018 and June 30, 2018	—	—
Additional paid-in capital	2,795,544	2,817,873
Treasury stock, at cost, 1,226 and 1,312 shares as of September 30, 2018 and June 30, 2018, respectively	(208,975)	(223,662)
Accumulated deficit	(14,636)	(11,059)
Accumulated other comprehensive loss	(41,972)	(46,918)
Total The Madison Square Garden Company stockholders’ equity	2,530,210	2,536,483
Nonredeemable noncontrolling interests	19,546	17,552
Total equity	2,549,756	2,554,035
Total liabilities, redeemable noncontrolling interests and equity	$3,728,289	$3,736,173

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
Revenues (a)	$218,135	$245,215

Operating expenses:
Direct operating expenses (b)	123,909	123,480
Selling, general and administrative expenses (c)	115,321	105,684
Depreciation and amortization	29,690	30,546
Operating loss	(50,785)	(14,495)
Other income (expense):
Earnings in equity method investments	10,525	4,725
Interest income (d)	7,174	4,386
Interest expense	(4,033)	(3,711)
Miscellaneous income (expense)	3,767	(1,010)
	17,433	4,390
Loss from operations before income taxes	(33,352)	(10,105)
Income tax expense	(696)	(762)
Net loss	(34,048)	(10,867)
Less: Net income (loss) attributable to redeemable noncontrolling interests	(513)	900
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,323)	(660)
Net loss attributable to The Madison Square Garden Company’s stockholders	$(32,212)	$(11,107)

Basic and diluted loss per common share attributable to The Madison Square Garden Company’s stockholders	$(1.36)	$(0.47)
Weighted-average number of common shares outstanding:
Basic and diluted	23,708	23,567
_________________

(a)	Includes revenues from related parties of $6,734 and $35,910 for the three months ended September 30, 2018 and 2017, respectively.

(b)	Includes net charges from related parties of $164 and $146 for the three months ended September 30, 2018 and 2017, respectively.

(c)	Includes net charges to related parties of $1,669 and $1,438 for the three months ended September 30, 2018 and 2017, respectively.

(d)	Includes interest income from nonconsolidated affiliates of $1,153 and $1,163 for the three months ended September 30, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2018		2017
Net loss		$(34,048)		$(10,867)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$328		$340
Amortization of prior service credit included in net periodic benefit cost	(1)	327	(12)	328
Cumulative translation adjustments		(951)		—
Net changes related to available-for-sale securities		—		(770)
Other comprehensive loss		(624)		(442)
Comprehensive loss		(34,672)		(11,309)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests		(513)		900
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(1,323)		(660)
Comprehensive loss attributable to The Madison Square Garden Company’s stockholders		$(32,836)		$(11,549)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(34,048)	$(10,867)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,690	30,546
Provision for deferred income taxes	683	757
Share-based compensation expense	10,189	12,904
Earnings in equity method investments	(10,525)	(4,725)
Purchase accounting adjustments associated with rent-related intangibles and deferred rent	954	1,191
Unrealized gain on equity investment with readily determinable fair value	(4,364)	—
Other non-cash adjustments	606	419
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(23,158)	7,069
Net related party receivables	(1,035)	(711)
Prepaid expenses and other assets	(41,582)	(14,258)
Accounts payable	2,591	(4,381)
Net related party payables	(10,582)	(9,205)
Accrued and other liabilities	(71,949)	(119,476)
Collections due to promoters	(11,086)	(25,921)
Deferred revenue	118,944	104,558
Net cash used in operating activities	(44,672)	(32,100)
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(42,015)	(19,539)
Payments for acquisition of assets	—	(1,000)
Payments for acquisition of businesses, net of cash acquired	—	(2,181)
Investments and loans to nonconsolidated affiliates	(44,727)	(2,300)
Cash paid for notes receivable	(7,761)	(1,500)
Net cash used in investing activities	(94,503)	(26,520)
Cash flows from financing activities:
Repurchases of common stock	—	(3,761)
Taxes paid in lieu of shares issued for equity-based compensation	(16,712)	(10,873)
Noncontrolling interest holders capital contribution	3,173	—
Distributions to noncontrolling interest holders	(259)	(596)
Loans from noncontrolling interest holders	408	—
Principal repayment on long-term debt	(3,242)	—
Payments for financing costs	—	(62)
Net cash used in financing activities	(16,632)	(15,292)
Effect of exchange rates on cash, cash equivalents and restricted cash	400	—
Net decrease in cash, cash equivalents and restricted cash	(155,407)	(73,912)
Cash, cash equivalents and restricted cash at beginning of period	1,256,620	1,272,114
Cash, cash equivalents and restricted cash at end of period	$1,101,213	$1,198,202
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$—	$14
Capital expenditures incurred but not yet paid	7,279	8,058
Purchase of property and equipment with tenant improvement allowance	1,313	—
Accrued earn-out liability and other contingencies	—	6,586
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684
Adoption of ASU No. 2016-01	—	—	—	(5,570)	5,570	—	—	—	—
Adoption of ASC Topic 606	—	—	—	34,205	—	34,205	—	34,205	—
Net loss	—	—	—	(32,212)	—	(32,212)	(1,323)	(33,535)	(513)
Other comprehensive loss	—	—	—	—	(624)	(624)	—	(624)	—
Comprehensive loss						(32,836)	(1,323)	(34,159)	(513)
Share-based compensation	—	10,189	—	—	—	10,189	—	10,189	—
Tax withholding associated with shares issued for equity-based compensation	—	(17,831)	—	—	—	(17,831)	—	(17,831)	—
Common stock issued under stock incentive plans	—	(14,687)	14,687	—	—	—	—	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(259)
Contribution of joint venture interests	—	—	—	—	—	—	3,317	3,317	—
Balance as of September 30, 2018	$249	$2,795,544	$(208,975)	$(14,636)	$(41,972)	$2,530,210	$19,546	$2,549,756	$75,912

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2017	$249	$2,832,516	$(242,077)	$(148,410)	$(34,115)	$2,408,163	$11,698	$2,419,861	$80,630
Change in accounting policy related to share-based forfeiture rates	—	2,403	—	(2,403)	—	—	—	—	—
Net income (loss)	—	—	—	(11,107)	—	(11,107)	(660)	(11,767)	900
Other comprehensive loss	—	—	—	—	(442)	(442)	—	(442)	—
Comprehensive income (loss)						(11,549)	(660)	(12,209)	900
Share-based compensation	—	12,933	—	—	—	12,933	—	12,933	—
Tax withholding associated with shares issued for equity-based compensation	—	(10,873)	—	—	—	(10,873)	—	(10,873)	—
Common stock issued under stock incentive plans	—	(10,389)	10,389	—	—	—	—	—	—
Repurchases of common stock	—	—	(3,761)	—	—	(3,761)	—	(3,761)	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(596)	(596)	—
Noncontrolling interests from acquisitions	—	—	—	—	—	—	8,182	8,182	—
Balance as of September 30, 2017	$249	$2,826,590	$(235,449)	$(161,920)	$(34,557)	$2,394,913	$18,624	$2,413,537	$81,530

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group Holdings LLC (“TAO Group”) and Boston Calling Events LLC (“BCE”). TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands, including: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces New England’s premier live music festival, Boston Calling Music Festival. The MSG Entertainment segment also includes the Company’s original production — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”) and Obscura Digital (“Obscura”), a creative studio, which the Company acquired in November 2017.
MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA G League (the “NBAGL”). The professional sports franchises are collectively referred to herein as “the sports teams.” The MSG Sports segment also includes other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. In addition, the MSG Sports segment includes Counter Logic Gaming (“CLG”), a premier North American esports organization, which the Company acquired in July 2017, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as “the esports teams,” and together with the sports teams, “the teams.”
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”), formerly known as The Madison Square Garden Company. On September 11, 2015, MSG Networks’ board of directors approved the distribution of all the outstanding common stock of Madison Square Garden to MSG Networks’ stockholders (the “2015 Distribution”), which occurred on September 30, 2015. See Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the 2015 Distribution to its common stockholders.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company’s fiscal year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. This impact will be more significant as a result of the adoption of ASC Topic 606 (as defined below).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation. The reclassifications primarily relate to: (i) the presentation in the consolidated statement of cash flows for the prior year period in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash, (ii) the presentation of the non-service cost components of net periodic pension and postretirement benefit cost in the consolidated statement of operations for the prior year period in connection with the adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, (iii) segregation of amounts due to promoters from deferred revenue in connection with the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606) (referred to herein as “ASC Topic 606”), (iv) certain customer surcharges in revenues that were previously reported under miscellaneous income, and (v) an indefinite-lived intangible asset that was previously reported under other assets. See Note 2 for further details related to the adoption of ASU No. 2016-18, ASU No. 2017-07 and ASC Topic 606.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from TAO Group, BCE and CLG, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. TAO Group, BCE and CLG are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the classification of redeemable noncontrolling interests of TAO Group. In addition, TAO Group’s results are reported on a three-month lag basis and TAO Group reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three months ended September 30, 2018 and 2017 include TAO Group’s operating results from April 2, 2018 to July 1, 2018 and March 27, 2017 to June 25, 2017, respectively.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Summary of Significant Accounting Policies
The following is an update to the Company’s Summary of Significant Accounting Policies disclosed in its Annual Report on Form 10-K for the year ended June 30, 2018:
Revenue Recognition
Amounts due to third-party promoters of $89,513, which were previously reported as Deferred revenue in the accompanying consolidated balance sheet as of June 30, 2018, are now reported as Collections due to promoters in the accompanying consolidated balance sheet. In addition, see Recently Adopted Accounting Pronouncements below for disclosure related to the transitional impact of adopting ASC Topic 606 and Note 3 for other disclosure required under ASC Topic 606.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Subsequently, the FASB issued various updates related to ASC Topic 606 including: (i) ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (ii) ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), (iii) ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, (iv) ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, and (v) ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted ASC Topic 606 in the first quarter of fiscal year 2019 using the modified retrospective method for those contracts with customers which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting guidance under ASC Topic 605.

As a result of the adoption of ASC Topic 606, the Company now accounts for its performance obligations under suite license arrangements as a series and as a result, the related suite license fees for all years during the license term are aggregated for each license agreement and revenue is recognized proportionately when the underlying events at The Garden take place, as opposed to previously being recognized on a straight-line basis over the fiscal year under the prior standard.

In addition, the majority of the Company’s local media rights revenue is now recognized over the course of the teams’ regular seasons, which most accurately reflects the Company’s progress towards satisfaction of its performance obligations under such arrangements, as opposed to previously being recognized on a straight-line basis over the fiscal year under the prior standard.

The Company also enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements. To the extent these arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the provisions of ASC Topic 606. As a result, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied. Sponsorship revenue was previously recognized by treating each year of the arrangement as a discrete contract year, and as such the stated contract price was recognized in each year.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The adoption of ASC Topic 606 had the following impact on revenues, operating expenses and operating loss for the three months ended September 30, 2018:

	For the Three Months Ended September 30, 2018 (a)
	As Reported Under ASC Topic 606	Changes due to the adoption of ASC Topic 606	Amounts without adoption of ASC Topic 606
Revenues	$218,135	$40,298	$258,433

Operating expenses:
Direct operating expenses	123,909	4,781	128,690
Selling, general and administrative expenses	115,321	—	115,321
Depreciation and amortization	29,690	—	29,690
Operating loss	$(50,785)	$35,517	$(15,268)
_________________

(a)	See Note 17 for the impact of the adoption of ASC Topic 606 on the Company’s reportable segments results of operations.
In accordance with the new revenue standard disclosure requirements, the following tables summarize the impact of adopting ASC Topic 606 on the Company’s consolidated balance sheet as of July 1, 2018.

	Consolidated Balance Sheet As of July 1, 2018
	Amounts without the adoption of ASC Topic 606	Changes due to the adoption of ASC Topic 606	Adjusted under ASC Topic 606
ASSETS
Current Assets:
Other current assets	$28,996	$4,366	$33,362
Total current assets	1,415,669	4,366	1,420,035
Total assets	$3,736,173	$4,366	$3,740,539

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Employee related costs	$123,992	$79	$124,071
Other accrued liabilities	180,272	562	180,834
Deferred revenue	324,749	(30,480)	294,269
Total current liabilities	765,505	(29,839)	735,666
Total liabilities	1,105,454	(29,839)	1,075,615
The Madison Square Garden Company Stockholders’ Equity:
Retained Earnings (Accumulated deficit)	(11,059)	34,205	23,146
Total The Madison Square Garden Company stockholders’ equity	2,536,483	34,205	2,570,688
Total equity	2,554,035	34,205	2,588,240
Total liabilities, redeemable noncontrolling interests and equity	$3,736,173	$4,366	$3,740,539

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of the guidance issued in ASU No. 2016-01. Among other things, the amendment clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value. Once the election is made, the measurement approach is irrevocable and the entity is required to apply the selected approach to that security and all identical or similar investments of the same issuer. This change in accounting is expected to create greater volatility in the Company’s miscellaneous income in the future. The primary impact of the adoption of ASU No. 2016-01 and ASU No. 2018-03 relate to the Company’s available-for-sale equity investment and resulted in unrecognized gains and losses from such investment being reflected in the Company’s consolidated statements of operations beginning in fiscal year 2019. The Company adopted ASU No. 2016-01 and ASU No. 2018-03 in the first quarter of fiscal year 2019 and recorded a cumulative-effect adjustment to the balance sheet by reclassifying the balance of the Accumulated other comprehensive loss to Accumulated deficit of $5,570 including income tax expense effect of $3,104. See Note 6 and 9 for more information on the Company’s equity investment with readily determinable fair value in Townsquare Media, Inc. (“Townsquare”).
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2019 retrospectively. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this standard in the first quarter of fiscal year 2019 on a modified retrospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The primary purpose of ASU No. 2016-18 is to reduce diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This standard requires that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2019 retrospectively and it resulted in a decrease to cash flows used in operating activities of $255 for the three months ended September 30, 2017. See Note 5 for a reconciliation of the cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the amounts as reported on the consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The primary purpose of this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which will affect many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The Company adopted this standard in the first quarter of fiscal year 2019. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07 requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose by line item the amount of net benefit cost that is included in the statement of operations or capitalized in assets. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period and to report other components of net benefit cost separately and outside the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization. The guidance

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

requires application on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost in the statements of operations and on a prospective basis for the capitalization of the service cost component of net benefit cost in assets. The Company adopted this standard in the first quarter of fiscal year 2019 retrospectively and elected the practical expedient allowed by ASU No. 2017-07 to utilize amounts disclosed in the Company’s pension plans and other postretirement benefit plan (see Note 11) for the prior comparative period as the estimation basis for applying the retrospective presentation requirements. As a result, the Company recorded a prior period adjustment in the accompanying consolidated statements of operations for the three months ended September 30, 2017 to decrease Direct operating expenses and Selling, general and administrative expenses by $256 and $754, respectively, which was related to the non-service cost components of net periodic pension and postretirement benefit cost, with a corresponding adjustment in Miscellaneous income (expense) of $1,010. For the three months ended September 30, 2018, the non-service cost components of net periodic pension and postretirement benefit cost included under Miscellaneous income (expense) in the accompanying consolidated statements of operations was $1,077.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. ASU No. 2016-02, among other things, (i) requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842) Targeted improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The effective date and transition requirements for ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 are the same as ASU No. 2016-02. This standard, as amended, will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied using the modified retrospective approach for all leases existing as of the effective date. Early adoption is permitted; however, the Company currently does not plan to adopt this standard early. The Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing. Based on efforts to date, the adoption of the standard will result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 specifies that ASC Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU No. 2018-07 also clarifies that ASC Topic 718 does not apply to

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, but no earlier than the adoption of ASC Topic 606. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The standard is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. Most of the disclosure requirements in ASU No. 2018-13 would need to be applied on a retrospective basis except for the guidance related to (i) unrealized gains and loss included in other comprehensive income, (ii) disclosure related to range and weighted average Level 3 unobservable inputs and (iii) narrative disclosure requirements on measurement uncertainty, which are required to be applied on a prospective basis. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The standard will be effective for the Company in the fourth quarter of fiscal year 2020, with early adoption permitted. The amendments in ASU No. 2018-14 are required to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the three months ended September 30, 2018, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
The Company recognizes revenue when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of promised goods or services are transferred to customers. Revenue is measured as the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include such estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excludes these amounts from revenues.
Arrangements with Multiple Performance Obligations
The Company has arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for each of the Company’s segments within a single arrangement. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include various advertising benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property specific advertising, as well as non-

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
The timing of revenue recognition for each performance obligation is dependent upon the facts and circumstances surrounding the Company’s satisfaction of its respective performance obligation. The Company allocates the transaction price for such arrangements to each performance obligation within the arrangement based on the estimated relative standalone selling price of the performance obligation. The Company’s process for determining its estimated standalone selling prices involves management’s judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each performance obligation. Key factors considered by the Company in developing an estimated standalone selling price for its performance obligations include, but are not limited to, prices charged for similar performance obligations, the Company’s ongoing pricing strategy and policies, and consideration of pricing of similar performance obligations sold in other arrangements with multiple performance obligations.
The Company may incur costs such as commissions to obtain its multi-year sponsorship agreements. The Company assesses such costs for capitalization on a contract by contract basis. To the extent costs are capitalized, the Company estimates the useful life of the related contract asset which may be the underlying contract term or the estimated customer life depending on the facts and circumstances surrounding the contract. The contract asset is amortized over the estimated useful life.
Principal versus Agent Revenue Recognition
The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agency service.
In connection with the 2015 Distribution, the Company entered into an advertising sales representation agreement with MSG Networks. Pursuant to the agreement, the Company has the exclusive right and obligation to sell advertising on behalf of MSG Networks. The Company is entitled to and earns commission revenue as the advertisements are aired on MSG Networks. Since the Company acts as an agent, the Company recognizes the advertising commission revenue on a net basis.
The Company’s revenue recognition policies that summarize the nature, amount, timing and uncertainty associated with each of the Company’s revenue sources are discussed further in each respective segment discussion below.
MSG Entertainment
The Company’s MSG Entertainment segment earns event related revenues principally from the sale of tickets for events that the Company produces or promotes/co-promotes, and from venue license fees charged to third-party promoters for events held at the Company’s venues that MSG Entertainment does not produce or promote/co-promote. The Company’s performance obligations with respect to event-related revenues from the sale of tickets, venue license fees from third-party promoters, sponsorships, concessions and merchandise are satisfied at the point of sale or as the related event occurs.
MSG Entertainment’s revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed-fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s annual suite license performance obligations is measured as access to the suite is provided to the licensee for each event throughout the contractual term of the license.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s MSG Entertainment segment also earns revenues from the sale of advertising in the form of venue signage and other forms of sponsorship, which are not related to any specific event. The Company’s performance obligations with respect to this advertising are satisfied as the related benefits are delivered over the term of the respective agreements.
Revenues from dining, nightlife and hospitality offerings through TAO Group are recognized when food, beverages and/or services are provided to the customer as that is the point in which the related performance obligation is satisfied. In addition, management fee revenues which are earned in accordance with specific venue management agreements are recorded over the period in which the management services are performed as such depicts the measure of progress toward satisfaction of the Company’s venue management performance obligations.
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within deferred revenue and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded as collections due to promoters on the balance sheet.
MSG Sports
The Knicks, Rangers and Liberty derive event-related revenues principally from ticket sales which are recognized as the related games occur. MSG Sports revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s suite license performance obligations is measured as access to the suite is provided to the licensee for each event throughout the contractual term of the license.
In addition to event-related revenue, MSG Sports maintains local media rights arrangements which provide for the licensing of team-related programming to MSG Networks. MSG Sports, pursuant to the terms of the agreements, receives such rights fees in equal monthly installments throughout each license year. The transaction price under these arrangements is variable in nature as certain credit provisions exist to the extent that the teams’ games are unavailable for broadcast during an individual league season. The Company estimates the transaction price at the beginning of each fiscal year, which coincides with the annual contractual term. In estimating the transaction price, the Company considers the contractually agreed upon license fees as well as qualitative considerations with respect to the number of games expected to be available for broadcast by MSG Networks over the upcoming year. The resulting transaction price is allocated entirely to the rights provided for the related contract year and revenue is recognized using an output measure of progress toward satisfaction of the Company’s performance obligations within the contract year, as the underlying benefits are conveyed to the licensee.
The Company’s teams also derive revenue from the distribution of league-wide national and international television contracts and other league-wide revenue sources. The transaction price for each of these revenues is based upon the expected distribution values as communicated by the applicable league. The timing of revenue recognition is dependent on the nature of the underlying performance obligation, which is generally over time. Receipt of league-wide revenues generally occurs at the time of communication or according to a specified timeline.
MSG Sports also earns revenues from the sale of advertising in the form of venue signage and sponsorships, which are not related to any specific event. The Company’s performance obligations with respect to this advertising are satisfied as the related benefits are delivered over the term of the respective agreements.
The Company’s MSG Sports segment also derives revenue from live sporting events not related to the Company’s teams. The Company’s performance obligations with respect to event-related revenues from other live sporting events, including the sale of tickets, venue license fees earned in connection with other live sporting events that the Company does not produce or promote, sponsorships, concessions and merchandise are satisfied at the point of sale or as the related event occurs.
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within deferred revenue and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded as collections due to promoters on the balance sheet.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related (a)	$136,695	$10,242	$—	$146,937
Sponsorship, signage and suite licenses	15,330	22,255	(170)	37,415
League distributions	—	14,871	—	14,871
Local media rights fees from MSG Networks	—	5,972	—	5,972
Other (b)	10,928	2,012	—	12,940
Total revenues from contracts with customers	$162,953	$55,352	$(170)	$218,135
_________________

(a)
Consists of (i) TAO Group’s entertainment dining and nightlife offerings, (ii) ticket sales and other ticket-related revenues, (iii) venue license fees from third-party promoters and (iv) food, beverage and merchandise sales.

(b)	Primarily consists of (i) managed venue revenues from TAO Group and (ii) revenues from Obscura.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2018 and July 1, 2018.

	September 30,	July 1,
	2018	2018
Accounts receivable, net (a)	$123,821	$100,725
Contract assets, current (b)	5,215	4,366
Deferred revenue (c)	413,184	294,269
_________________

(a)	Accounts receivable represent the Company’s unconditional rights to consideration under its contracts with customers.

(b)
Contract assets, which are reported as Other current assets in the Company's consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable, net, once the Company’s right to consideration becomes unconditional.

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from a customer in advance of the Company’s transfer of goods or services to that customer. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer.

Revenue recognized for the three months ended September 30, 2018 relating to the deferred revenue balance as of July 1, 2018 was $62,292.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal year 2019 (remainder)	$196,460
Fiscal year 2020	195,134
Fiscal year 2021	159,741
Fiscal year 2022	119,485
Fiscal year 2023	67,278
Thereafter	135,216
$873,314
Note 4. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to team personnel of the Company’s sports teams for net recoveries recorded in the current year period associated with prior year team personnel provisions recorded for waivers/contract terminations (“Team personnel transactions”). Team personnel transactions amounted to a net credit of $667 and a provision of $100 for the three months ended September 30, 2018 and 2017, respectively.
Note 5. Cash, Cash Equivalents and Restricted Cash
The following is a reconciliation of the totals of cash, cash equivalents and restricted cash on the consolidated balance sheets to the amounts as reported on the consolidated statements of cash flows:

	As of
	September 30, 2018	June 30, 2018	September 30, 2017	June 30, 2017
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,068,883	$1,225,638	$1,163,947	$1,238,114
Restricted cash (a)	32,330	30,982	34,255	34,000
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$1,101,213	$1,256,620	$1,198,202	$1,272,114
_________________

(a)	See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the nature of restricted cash.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under the equity method of accounting, equity investments without readily determinable fair values and cost method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, ASC Topic 321, Investments - Equity Securities and ASC Topic 325, Investments - Other, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan	Total
September 30, 2018
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”) (a) (b) (c)	50%	$110,721	$63,500	$174,221
SACO Technologies Inc. (“SACO”)	30%	41,927	—	41,927
Tribeca Enterprises LLC (“Tribeca Enterprises”) (b) (d)	50%	9,983	19,875	29,858
Others		6,845	—	6,845
Equity investments without readily determinable fair values (e)		12,674	—	12,674
Total investments and loans to nonconsolidated affiliates		$182,150	$83,375	$265,525

June 30, 2018
Equity method investments:
AMSGE	50%	$101,369	$63,500	$164,869
Tribeca Enterprises (d)	50%	8,007	19,525	27,532
Others		6,977	—	6,977
Cost method investments (e)		10,573	—	10,573
Total investments and loans to nonconsolidated affiliates		$126,926	$83,025	$209,951
_________________

(a)	See Note 18 for discussion of the agreement between the Company and Azoff Music Management (“Azoff Music”), pursuant to which Azoff Music will acquire the Company’s investment in AMSGE.

(b)
In connection with the Company’s investments in AMSGE and Tribeca Enterprises, the Company provides $100,000 and $17,500 revolving credit facilities to these entities, respectively. As of September 30, 2018, AMSGE had $63,500 outstanding balance under its revolving credit facility (see Note 18 for further details). Pursuant to the terms, the Tribeca Enterprises revolving credit facility will be terminated on June 30, 2021.

(c)	See Note 8 for more information regarding a legal matter associated with AMSGE.

(d)
Includes outstanding payments-in-kind (“PIK”) interest of $2,375 and $2,025 as of September 30, 2018 and June 30, 2018, respectively. PIK interest owed does not reduce the availability under the revolving credit facility. The $17,500 Tribeca Enterprises revolving credit facility was fully drawn as of September 30, 2018 and June 30, 2018.

(e)
In accordance with the ASU No. 2016-01 and ASU No. 2018-03, that were adopted on July 1, 2018, the cost method accounting for equity investments was eliminated. Such investments are required to be presented at fair value. The Company has elected to account for its equity securities without readily determinable fair values that are carried at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer (“Measurement Alternative”). The Company applies the Measurement Alternative, which is classified within Level III of the fair value hierarchy, on its equity investments without readily determinable fair values as of September 30, 2018 and July 1, 2018 and did not have adjustments identified.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In July 2018, the Company acquired a 30% interest in SACO Technologies Inc. (“SACO”), a global provider of high-performance LED video lighting and media solutions for a total consideration of approximately $47,244. The Company plans to utilize SACO as a preferred display technology provider for MSG Sphere and benefit from agreed upon commercial terms. The total consideration consisted of a $42,444 payment at closing and a $4,800 deferred payment, which was made in October 2018. As of the acquisition date, the carrying amount of the investment was greater than the Company’s equity interest in the underlying net assets of SACO. As such, the Company allocated the difference to amortizable intangible assets of $25,350 and is amortizing these intangible assets on a straight-line basis over the expected useful lives ranging from 6 to 12 years.
Summarized Financial Information of Equity Method Investees
The following is summarized financial information for those individually significant equity method investments as required by the guidance in the SEC Regulation S-X Rule 4-08(g). The amounts shown below represent 100% of this equity method investment’s results of operations:

	Three Months Ended
	September 30,
Results of Operations	2018	2017
Revenues	$41,032	$45,545
Income from continuing operations (a)	22,832	7,561
Net income (a)	22,832	7,561
Net income attributable to controlling interest	19,960	5,311
_________________

(a)	The amount for three months ended September 30, 2018 includes a one-time gain of $11,561 on the sale of investment recognized by the Company’s investee.
Equity Investment with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds an investment of 3,208 shares of the common stock of Townsquare. Townsquare is a leading media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” In accordance with ASC Topic 321, Investments - Equity Securities, this investment is measured at readily determinable fair value and is reported under Other assets in the accompanying consolidated balance sheet as of September 30, 2018 and June 30, 2018. See Note 9 for more information on the fair value of the investment in Townsquare.
Note 7. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of September 30, 2018 and June 30, 2018 are as follows:

MSG Entertainment	$165,558
MSG Sports	226,955
$392,513
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s indefinite-lived intangible assets as of September 30, 2018 and June 30, 2018 are as follows:

Sports franchises (MSG Sports segment)	$110,564
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$175,985
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

September 30, 2018	Gross	Accumulated Amortization	Net
Trade names	$101,830	$(8,091)	$93,739
Venue management contracts	79,000	(6,465)	72,535
Favorable lease assets	54,253	(6,905)	47,348
Season ticket holder relationships	50,032	(45,040)	4,992
Non-compete agreements	11,400	(2,777)	8,623
Festival rights	8,080	(1,213)	6,867
Other intangibles	10,064	(6,193)	3,871
	$314,659	$(76,684)	$237,975

June 30, 2018	Gross	Accumulated Amortization	Net
Trade names	$101,830	$(6,658)	$95,172
Venue management contracts	79,000	(5,324)	73,676
Favorable lease assets	54,253	(5,686)	48,567
Season ticket holder relationships	50,032	(44,206)	5,826
Non-compete agreements	11,400	(2,266)	9,134
Festival rights	8,080	(1,078)	7,002
Other intangibles	10,064	(5,635)	4,429
	$314,659	$(70,853)	$243,806
Amortization expense for intangible assets, excluding the amortization of favorable lease assets of $1,219 for the three months ended September 30, 2018 and 2017, which is reported in rent expense, was $4,612 and $4,534 for the three months ended September 30, 2018 and 2017, respectively.
Note 8. Commitments and Contingencies
Commitments
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company’s commitments consist primarily of (i) the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for Company venues, including TAO Group venues, and various corporate offices, and (iii) revolving credit facilities provided by the Company to AMSGE and Tribeca Enterprises (see Note 6 and Note 18). The Company did not have any material changes in its contractual obligations since the end of fiscal year 2018 other than activities in the ordinary course of business.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In connection with the TAO Group and CLG acquisitions, the Company has accrued deferred and contingent consideration as part of the purchase price allocation. See Note 9 for further details of the amount recorded in the accompanying consolidated balance sheet as of September 30, 2018. In addition, see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 regarding the principal repayments required under the TAO Group’s senior secured term loan facility.
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
Note 9. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	September 30, 2018	June 30, 2018
Assets:
Commercial Paper	I	$147,636	$147,098
Money market accounts	I	140,631	151,887
Time deposits	I	727,654	891,923
Equity investment with readily determinable fair value	I	25,120	20,756
Total assets measured at fair value		$1,041,041	$1,211,664

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
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2018		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$11,901	$11,901	$4,116	$4,116
Equity investment with readily determinable fair value (a)	25,120	25,120	20,756	20,756
Liabilities
Long-term debt, including current portion (b)	$106,071	$107,667	$109,313	$111,588
_________________

(a)
Aggregate cost basis for the Company’s equity investment with readily determinable fair value in Townsquare, including transaction costs, was $23,222 as of September 30, 2018. The fair value of this investment is determined based on quoted market prices in an active market at the NYSE, which is classified within Level I of the fair value hierarchy. For the three months ended September 30, 2018, the Company recorded an unrealized gain related to this investment of $4,364 as a result of an increase in the market value and is reported in Miscellaneous income (expense) in the accompanying consolidated statement of operations.

(b)
On January 31, 2017, TAO Group Intermediate Holdings LLC (“TAOIH”), TAO Group Operating LLC (“TAOG”) and certain of its subsidiaries entered into a $110,000 senior secured five-year term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable.

Contingent Consideration Liabilities
In connection with the TAO Group and CLG acquisitions (see Note 3 and Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for further details), the Company recorded certain deferred and contingent consideration liabilities at fair value as part of the preliminary purchase price allocation. As of September 30, 2018 and June 30, 2018, the fair value of deferred and contingent consideration liabilities in connection with the TAO Group and CLG acquisitions was $8,195.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2018, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of September 30, 2018.

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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms effective as of September 28, 2018. This facility was undrawn as of September 30, 2018.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2018, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of September 30, 2018.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with the financial covenants of the TAO Credit Facilities as of July 1, 2018 (the most recent date at which compliance was assessed under the TAO Credit Facilities). The TAO Revolving Credit Facility was undrawn as of September 30, 2018.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility. The interest rate on the TAO Credit Facilities as of July 1, 2018 was 10.125%. TAO Group made interest payments under the TAO Term Loan Facility of $2,759 and $2,545 for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively (the periods for which TAO Group’s operating results are recorded in the Company’s consolidated statements of operations for the three months ended September 30, 2018 and 2017).
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

payments; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; (vi) making investments; and (vii) prepaying certain indebtedness.
See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the Company’s debt maturities for the TAO Term Loan Facility.
Deferred Financing Costs
The following table summarizes the presentation of the TAO Term Loan Facility, and the related deferred financing costs in the accompanying consolidated balance sheets as of September 30, 2018 and June 30, 2018.

	September 30, 2018
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs (a)	$2,750	$(939)	$1,811
Long-term debt, net of deferred financing costs	103,321	(2,439)	100,882
Total	$106,071	$(3,378)	$102,693

	June 30, 2018
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,304	$(939)	$4,365
Long-term debt, net of deferred financing costs	104,009	(2,674)	101,335
Total	$109,313	$(3,613)	$105,700
_________________

(a)
In addition to the TAO Term Loan Facility disclosed above, the Current portion of long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet as of September 30, 2018 also includes $408 of short-term notes with respect to a loan received by BCE from its noncontrolling interest holder during the first quarter of fiscal year 2019.

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported in the accompanying consolidated balance sheets as of September 30, 2018 and June 30, 2018.

	September 30, 2018	June 30, 2018
Other current assets	$778	$778
Other assets	1,712	1,906
Note 11. Pension Plans and Other Postretirement Benefit Plan
See Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the Company’s defined benefit pension plans (“Pension Plans”), postretirement benefit plan (“Postretirement Plan”), Madison Square Garden 401(k) Savings Plan and the MSG Sports & Entertainment, LLC Excess Savings Plan (collectively, the “Savings Plans”), and Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Defined Benefit Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Pension Plans and Postretirement Plan recognized in direct operating expenses, selling, general and administrative expenses and miscellaneous income (expense) in the accompanying consolidated statements of operations for the three months ended September 30, 2018 and 2017 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$20	$21	$28	$31
Interest cost (a)	1,473	1,239	58	39
Expected return on plan assets (a)	(781)	(596)	—	—
Recognized actuarial loss (a)	318	340	10	—
Amortization of unrecognized prior service credit (a)	—	—	(1)	(12)
Net periodic benefit cost	$1,030	$1,004	$95	$58
_________________

(a)
Other components of net periodic benefit costs for the Pension Plans and Postretirement Plan, which were included in Miscellaneous income (expense) in the accompanying consolidated statements of operations, were $1,077 and $1,010 for the three months ended September 30, 2018 and 2017, respectively.

Defined Contribution Pension Plans
For the three months ended September 30, 2018 and 2017, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follows:

Savings Plans		Union Savings Plan
Three Months Ended		Three Months Ended
September 30,		September 30,
2018	2017	2018	2017
$2,300	$2,223	$22	$25
Note 12. Share-based Compensation
See Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
For the three months ended September 30, 2018 and 2017, share-based compensation expense, which was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses, was $10,189 and $12,904, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to holders of the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the three months ended September 30, 2018:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2018	212	271	$192.41
Granted	73	105	$304.32
Vested	(102)	(41)	$180.89
Forfeited	(4)	(4)	$193.46
Unvested award balance, September 30, 2018	179	331	$234.79
The fair value of RSUs that vested and distributed during the three months ended September 30, 2018 was $44,040. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 58 of these RSUs, with an aggregate value of $17,831 were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2018.
The fair value of RSUs that vested during the three months ended September 30, 2017 was $23,874. The weighted-average fair value per share at grant date of RSUs granted during the three months ended September 30, 2017 was $211.17.
Stock Options Award Activity
The following table summarizes activity related to a holder of the Company’s stock options for the three months ended September 30, 2018:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2018	94	$210.13		$—
Granted	—	$—
Balance as of September 30, 2018	94	$210.13	9.21	$9,870
Exercisable as of September 30, 2018	—	$—	—	$—
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
During the three months ended September 30, 2018, the Company did not engage in any share repurchase activities under its share repurchase program. As of September 30, 2018, the Company had $259,639 of availability remaining under its stock repurchase authorization.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 14. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)
Reclassification of unrealized loss on available-for-sale securities (a)	—	—	5,570	5,570
Other comprehensive loss before reclassifications	—	(951)	—	(951)
Amounts reclassified from accumulated other comprehensive loss (b)	327	—	—	327
Other comprehensive income (loss)	327	(951)	—	(624)
Balance as of September 30, 2018	$(40,519)	$(1,453)	$—	$(41,972)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2017	$(39,408)	$—	$5,293	$(34,115)
Other comprehensive loss before reclassifications	—	—	(770)	(770)
Amounts reclassified from accumulated other comprehensive loss (b)	328	—	—	328
Other comprehensive income (loss)	328	—	(770)	(442)
Balance as of September 30, 2017	$(39,080)	$—	$4,523	$(34,557)
________________

(a)
As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to accumulated deficit.

(b)
Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income (expense) in the accompanying consolidated statements of operations (see Note 11).

Note 15. Income Taxes
On December 22, 2017, the enactment of the Tax Cuts and Jobs Act (“TCJA”) significantly changed the existing U.S. tax laws and included a reduction in the corporate Federal income tax rate from 35% to 21% effective January 1, 2018.
Income tax expense for the three months ended September 30, 2018 of $696 differs from the income tax benefits derived from applying the statutory Federal rate of 21% to pretax loss primarily due to an increase in valuation allowance of $11,334, tax expense of $3,987 primarily due to recently issued IRS guidance related to TCJA law changes, partially offset by state income tax benefit of $3,095 and excess tax benefit on share-based payment awards of $5,407.
Income tax expense for the three months ended September 30, 2017 of $762 differs from income tax benefit derived from applying the statutory Federal rate of 35% to pretax loss primarily due to an increase in valuation allowance of $3,492 and tax expense of $807 resulting from nondeductible expenses.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company was notified during the third quarter of fiscal year 2018 that the Internal Revenue Service was commencing an examination of the Company’s Federal income tax returns for the tax year ended June 30, 2016. The Company does not expect the audit to result in any material changes.
Note 16. Related Party Transactions
As of September 30, 2018, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2.9% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”).
In connection with the 2015 Distribution, the Company entered into various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a transition services agreement (“TSA”). The Company and MSG Networks replaced the TSA with a services agreement (“Services Agreement”) effective July 1, 2017, which provides for each party to furnish substantially the same services, as well as the executive support services described below, in exchange for service fees. In connection with the expiration of the Services Agreement on June 30, 2018, the Company entered into an interim agreement with MSG Networks, pursuant to which each party provides the other with the same services on the same terms. The Company expects to enter into a new services agreement this calendar year which will be retroactive to July 1, 2018.
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
Effective July 1, 2018, the Company entered into various Aircraft Support Services Agreements (the “Support Agreements”), pursuant to which the Company provides aircraft support services to a company controlled by the Company's Executive Chairman, Chief Executive Officer and a director, a company controlled by Charles F. Dolan, a director of the Company, and a company controlled by Patrick Dolan, the son of Charles F. Dolan and brother of James L. Dolan. Pursuant to the Support Agreements, the Company provides certain aircraft support services in exchange for a monthly management fee, including providing pilots, crew and maintenance personnel, aircraft maintenance, Federal Aviation Administration (“FAA”) compliance, flight scheduling and dispatch services, negotiation/management of third-party contracts and other services necessary and appropriate for the support of aircraft.
In connection with the Support Agreements, the Company, through a wholly-owned subsidiary, entered into reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by the Company's Executive Chairman, Chief Executive Officer and a director, and Kristin A. Dolan, his wife and a director of the Company, and (ii) Charles F. Dolan, a director of the Company, and Sterling Aviation, LLC, a company controlled by Charles F. Dolan (collectively, “CFD”), pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft (the “G550 Aircraft”) and is charged the specified expenses of each flight. In addition, the Company may lease on a non-exclusive basis the applicable counterparty’s aircraft for rent at an hourly rate and specified expenses of each flight. The dry lease agreements covering the Company's use of Q2C and/or CFD's aircraft provide for certain equitable adjustments to ensure that the arrangements are not economically unfair to the lessor, including a “true-up” mechanism such that, to the extent that the Company’s annual usage of the other party’s aircraft exceeds their annual usage of the G550 Aircraft (which, based on historical usage, is expected), the Company would pay an additional hourly rate with respect to excess hours intended to cover the additional costs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company, through a wholly-owned subsidiary, and each of MSG Networks and AMC Networks are party to an aircraft time sharing agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to MSG Networks and/or AMC Networks for lease on a “time sharing” basis. Additionally, the Company, MSG Networks and AMC Networks have agreed on an allocation of the costs of certain helicopter use by its shared executives.
As of September 30, 2018, BCE had $412 of notes payable and accrued interest, which are due to its noncontrolling interest owner in the first quarter of fiscal year 2020. See Note 10 for further information.
The Company also has certain arrangements with its nonconsolidated affiliates. See Note 6 for information on outstanding loans provided by the Company to its nonconsolidated affiliates.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Revenues	$6,734	$35,910
Operating expenses (credits):
Corporate general and administrative expenses, net - MSG Networks	$(2,504)	$(2,456)
Consulting fees	950	1,015
Advertising expenses	68	36
Other operating expenses (credits), net	(19)	113
Revenues
Revenues from related parties primarily consist of local media rights recognized by the Company’s Sports segment from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets, as well as commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. As a result of the adoption of ASC Topic 606 in the current fiscal year, the Company recorded deferred revenue of $30,899 in the accompanying consolidated balance sheet as of September 30, 2018, related to the media rights agreements.
In addition, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory, advertising sales and consulting services to Tribeca Enterprises for a fee. The Company is also a party to certain commercial arrangements with AMC Networks and its subsidiaries.
Corporate General and Administrative Expenses, net - MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. For the three months ended September 30, 2018 and 2017, corporate general and administrative expenses, net - MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $2,508 and $2,484, respectively.
Consulting Fees
The Company pays AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services. In the fourth quarter of fiscal year 2016, the Company paid $5,000 to AMSGE for work performed towards securing the right to lease property to be developed in Las Vegas. That amount is included in other assets in the accompanying consolidated balance sheets as of September 30, 2018 and June 30, 2018 and the Company began amortizing this cost during

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

the three months ended September 30, 2018. See Note 18 for discussion of the agreement between the Company and Azoff Music, pursuant to which Azoff Music will acquire the Company’s investment in AMSGE.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily MSG Networks, most of which are related to the utilization of advertising and promotional benefits by the Company.
Other Operating Expenses (Credits), net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Networks and AMC Networks.
Note 17. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. The Company allocates certain corporate costs and its performance venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation and amortization expense related to The Garden, The Hulu Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvements not allocated to the reportable segments is reported in “Corporate and Other.” Additionally, the Company does not allocate any purchase accounting adjustments to the reporting segments.
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
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since adjusted operating income (loss) is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss). In addition, the retrospective adoption of ASU No. 2017-07 resulted in an immaterial improvement in operating income (loss) and adjusted operating income (loss) for the three months ended September 30, 2017.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended September 30, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$162,953	$55,352	$—	$—	$(170)	$218,135
Direct operating expenses		107,785	15,319	21	954	(170)	123,909
Selling, general and administrative expenses	(a)	48,969	42,217	24,076	59	—	115,321
Depreciation and amortization	(b)	4,482	1,942	19,270	3,996	—	29,690
Operating income (loss)		$1,717	$(4,126)	$(43,367)	$(5,009)	$—	$(50,785)
Earnings in equity method investments							10,525
Interest income							7,174
Interest expense							(4,033)
Miscellaneous income	(c)						3,767
Loss from operations before income taxes							$(33,352)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$1,717	$(4,126)	$(43,367)	$(5,009)	$—	$(50,785)
Add back:
Share-based compensation		2,841	2,772	4,576	—	—	10,189
Depreciation and amortization		4,482	1,942	19,270	3,996	—	29,690
Other purchase accounting adjustments		—	—	—	1,013	—	1,013
Adjusted operating income (loss)		$9,040	$588	$(19,521)	$—	$—	$(9,893)

Other information:
Capital expenditures	(d)	$8,299	$912	$32,804	$—	$—	$42,015

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended September 30, 2017
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$164,281	$80,934	$—	$—	$245,215
Direct operating expenses		105,564	16,728	21	1,167	123,480
Selling, general and administrative expenses	(a)	44,391	41,976	19,293	24	105,684
Depreciation and amortization	(b)	4,161	1,906	20,300	4,179	30,546
Operating income (loss)		$10,165	$20,324	$(39,614)	$(5,370)	$(14,495)
Earnings in equity method investments						4,725
Interest income						4,386
Interest expense						(3,711)
Miscellaneous expense	(c)					(1,010)
Loss from operations before income taxes						$(10,105)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$10,165	$20,324	$(39,614)	$(5,370)	$(14,495)
Add back:
Share-based compensation		3,901	4,236	4,767	—	12,904
Depreciation and amortization		4,161	1,906	20,300	4,179	30,546
Other purchase accounting adjustments		—	—	—	1,191	1,191
Adjusted operating income (loss)		$18,227	$26,466	$(14,547)	$—	$30,146

Other information:
Capital expenditures		$7,706	$971	$10,862	$—	$19,539

_________________

(a)
Corporate and Other’s selling, general and administrative expenses primarily consist of unallocated corporate general and administrative costs, including expenses associated with the Company's business development initiatives.

(b)
Corporate and Other principally includes depreciation and amortization of The Garden, The Hulu Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)
Miscellaneous income for the three months ended September 30, 2018 includes $4,364 of unrealized gains in connection with the prospective adoption of ASU No. 2016-01 and $480 of dividend income for the Company’s investment in Townsquare. The Company also recorded $1,077 and $1,010 of non-service cost components of net periodic pension and postretirement benefit cost, which are no longer presented as a component of operating expenses in connection with the retrospective adoption of ASU No. 2017-07 for the three months ended September 30, 2018 and 2017, respectively.

(d)	Corporate and Other’s capital expenditures for the three months ended September 30, 2018 are primarily related to the Company’s new venues in Las Vegas and London.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Supplemental Information — Adoption Impact of ASC Topic 606 by Reportable Segment
The adoption of ASC Topic 606 has the following impacts on revenues, operating expenses and operating income (loss) for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
	MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
As Reported under ASC Topic 606:
Revenues	$162,953	$55,352	$—	$—	$(170)	$218,135
Direct operating expenses	107,785	15,319	21	954	(170)	123,909
Selling, general and administrative expenses	48,969	42,217	24,076	59	—	115,321
Depreciation and amortization	4,482	1,942	19,270	3,996	—	29,690
Operating income (loss)	$1,717	$(4,126)	$(43,367)	$(5,009)	$—	$(50,785)

Changes due to the adoption of ASC Topic 606 (a)
Revenues	$5,019	$35,279	$—	$—	$—	$40,298
Direct operating expenses	4,695	86	—	—	—	4,781
Selling, general and administrative expenses	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	—	—
Operating income	$324	$35,193	$—	$—	$—	$35,517

Amounts without the adoption of ASC Topic 606
Revenues	$167,972	$90,631	$—	$—	$(170)	$258,433
Direct operating expenses	112,480	15,405	21	954	(170)	128,690
Selling, general and administrative expenses	48,969	42,217	24,076	59	—	115,321
Depreciation and amortization	4,482	1,942	19,270	3,996	—	29,690
Operating income (loss)	$2,041	$31,067	$(43,367)	$(5,009)	$—	$(15,268)
_________________

(a)
Other than the changes to the operating income (loss) as shown above, the adoption of ASC Topic 606 did not impact other components of the reconciliation of operating income (loss) to adjusted operating income (loss), such as share-based compensation and purchase accounting adjustments. See Note 2 for additional information regarding the adoption of ASC Topic 606.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 18. Subsequent Events
Azoff Music’s Acquisition of the Company’s Interest in AMSGE
On October 8, 2018, the Company and Azoff Music reached an agreement for Azoff Music to acquire the Company’s 50% interest in AMSGE for $125,000 (see Note 6). Completion of the transaction remains subject to certain closing conditions, including Azoff Music obtaining financing. In addition, upon the closing of the transaction, the $63,500 outstanding under the revolving credit facility extended by the Company to AMSGE will be converted to a term loan with a maturity date of September 20, 2021 and will be assumed by a newly-formed holding company that will own, directly or indirectly, the investments currently owned by AMSGE and its interests. Azoff Music directly or through its affiliates will continue to provide consulting services to the Company, including with respect to the Forum and other venues (including MSG Spheres).
Team Personnel Transactions
In October 2018, the Company recorded a pre-tax charge of approximately $36,200 related to the waiver of a player. This charge will be reflected in direct operating expenses in the Company’s consolidated statements of operations for the three and six months ending December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” “MSG,” or the “Company”), including, higher suite license fee revenues and local media rights fees, possible impacts from the timing and cost of new venue construction, the potential spin-off of the Company’s sports business (the “Sports Distribution”) and the adoption of ASC Topic 606. See “Part I — Item 1. Business” of our Annual Report on Form 10-K for the year ended June 30, 2018 for further discussion of the Sports Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•
changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements including the leagues’ respective collective bargaining agreements (each a “CBA”) with their players’ associations, salary caps, revenue sharing, NBA luxury tax thresholds and media rights or other regulations under which we operate;

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

•	the impact of any government plans to redesign New York City’s Pennsylvania Station;

•	business, reputational and litigation risk if there is a loss, disclosure or misappropriation of stored personal information or other breaches of our network security;

•	a default by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	our ownership of professional sports franchises in the NBA and NHL and certain related transfer restrictions on our common stock;

•	the tax free treatment of the 2015 Distribution;

•	whether or not we pursue and complete the Sports Distribution and, if so, its impact on our business, financial condition and results of operations; and

•	the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2018.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable Federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports.
MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group and BCE. TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands, including: TAO, Marquee, Lavo, Avenue, The Stanton Social, Beauty & Essex and Vandal. BCE produces New England’s premier live music festival, Boston Calling Music Festival. The MSG Entertainment segment also includes the Company’s original production — the Christmas Spectacular and Obscura, a creative studio, which the Company acquired in November 2017.
MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, the Hartford Wolf Pack of the AHL, and the Westchester Knicks of the NBAGL. The MSG Sports segment is also home to a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. The MSG Sports segment also includes CLG, a premier North American esports organization, which the Company acquired in July 2017, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League.

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
Factors Affecting Results of Operations
Adoption of ASC Topic 606, Revenue From Contracts With Customers
The Company’s consolidated and segment operating results for the first quarter of fiscal year 2019 were impacted by the adoption of ASC Topic 606. As a result, the Company’s revenues and direct operating expenses were lower by $40,298 and $4,781, respectively. The impact of the adoption of this accounting standard on MSG Entertainment’s operating results was a net decrease in revenues of $5,019, primarily associated with event-related revenues, as well as venue-related sponsorship and signage and suite license fee revenues, and a decrease in direct operating expenses of $4,695, primarily associated with event-related direct operating expenses. In addition, the impact of the adoption of this accounting standard on MSG Sports’ operating results was a net decrease in revenues of $35,279, primarily associated with local media rights fees from MSG Networks, suite license fee revenue, and professional sports teams’ sponsorship and signage revenues. Prior year period results have not been adjusted to reflect the adoption of ASC Topic 606 and, therefore, the Company’s results for the first quarter of fiscal year 2019 are not directly comparable to results for the first quarter of fiscal year 2018.
Under the ASC Topic 606 the suite license revenues for the Company’s MSG Entertainment and MSG Sports segments are now recognized proportionately as events at The Garden take place, as opposed to being recognized on a straight-line basis over the fiscal year, as required under the prior standard. While this change in the timing of revenue recognition resulted in a decrease in suite license fee revenue during the the three months ended September 30, 2018 as compared to the prior year period, the Company expects it will result in an increase in suite license fee revenues during the three months ended December 31, 2018. Furthermore, the Company anticipates growth in suite license revenue for the full fiscal year. In addition, the majority of local media rights revenue is now recognized over the course of the regular season, as opposed to being recognized on a straight-line basis over the fiscal year, as required under the prior standard. While this change in timing of revenue recognition resulted in a decrease in local media rights revenue during the three months ended September 30, 2018 as compared to the prior year period, the Company expects increase in local media rights revenue during the three months ended December 31, 2018. Furthermore, the Company anticipates growth in local media rights revenue for the full fiscal year.
See Notes 2 and 3 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the adoption of ASC Topic 606.
Obscura’s Operating Results
The results of operations of the Company and the MSG Entertainment segment for the three months ended September 30, 2018 include Obscura’s results of operations from the date of acquisition, November 20, 2017. The Company’s results for the three months ended September 30, 2017 do not include any of Obscura’s operating results.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 on a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our segments.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2019. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2018 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2018 versus the Three Months Ended September 30, 2017
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percentage
Revenues	$218,135	$245,215	$(27,080)	(11)%

Direct operating expenses	123,909	123,480	429	NM
Selling, general and administrative expenses	115,321	105,684	9,637	9%
Depreciation and amortization	29,690	30,546	(856)	(3)%
Operating loss	(50,785)	(14,495)	(36,290)	NM
Other income (expense):
Earnings in equity method investments	10,525	4,725	5,800	123%
Interest income, net	3,141	675	2,466	NM
Miscellaneous income (expense)	3,767	(1,010)	4,777	NM
Loss from operations before income taxes	(33,352)	(10,105)	(23,247)	NM
Income tax expense	(696)	(762)	66	9%
Net loss	(34,048)	(10,867)	(23,181)	NM
Less: Net income (loss) attributable to redeemable noncontrolling interests	(513)	900	(1,413)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,323)	(660)	(663)	(100)%
Net loss attributable to The Madison Square Garden Company’s stockholders	$(32,212)	$(11,107)	$(21,105)	NM
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the three months ended September 30, 2018 as compared to the prior year period.
Our results for the three months ended September 30, 2018 are not directly comparable to our results for the prior year period. See “Factors Affecting Results of Operations” for a more detailed discussion, as well as a discussion of the expected increase in suite license fee revenues and local media rights revenue during the current fiscal year.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$(1,328)	$2,221	$4,578	$321	$(8,448)
MSG Sports segment (a)	(25,582)	(1,409)	241	36	(24,450)
Corporate and Other	—	—	4,783	(1,030)	(3,753)
Purchase accounting adjustments	—	(213)	35	(183)	361
Inter-segment eliminations	(170)	(170)	—	—	—
	$(27,080)	$429	$9,637	$(856)	$(36,290)
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

Selling, general and administrative expenses - Corporate and Other
Selling, general and administrative expenses in Corporate and Other for the three months ended September 30, 2018 increased $4,783, or 25%, to $24,076 as compared to the prior year period. The increase was primarily due to higher professional fees associated with the proposed Sports Distribution.
Depreciation & amortization
Depreciation and amortization for the three months ended September 30, 2018 decreased $856, or 3%, to $29,690 as compared to the prior year period. The decrease was primarily due to certain assets being fully depreciated and amortized, partially offset by purchase accounting adjustments and the inclusion of depreciation and amortization expense related to property and equipment associated with the Obscura business acquisition.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the three months ended September 30, 2018 increased $3,753, or 9%, to $43,367 as compared to the prior year period. The increase was due to higher selling, general and administrative expenses, as discussed above, partially offset by lower depreciation and amortization. Lower depreciation and amortization expenses is a result of certain assets being fully depreciated and amortized. See Note 17 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Earnings in equity method investments
Earnings in equity method investments for the three months ended September 30, 2018 improved $5,800, or 123% to $10,525 as compared to the prior year period. The year-over-year improvement is primarily due to a one-time gain on the sale of an investment recognized by the Company's investee, partially offset by the amortization of basis difference attributable to intangible assets for the new investments during the current year period as compared to the prior year period.
Interest income, net
Net interest income for the three months ended September 30, 2018 increased $2,466 to $3,141 as compared to the prior year period primarily due to higher interest income earned by the Company as a result of higher interest rates, partially offset by higher interest expense incurred under the TAO Term Loan Facility due to change in interest rate.
Miscellaneous income (expense)
Net miscellaneous income for the three months ended September 30, 2018 increased $4,777 to $3,767 as compared to net miscellaneous expense of $1,010 in the prior year period. The increase was primarily due to the unrealized gain related to the Company’s investment in Townsquare. As a result of the adoption of ASU No. 2016-01 during the first quarter of fiscal year 2019, the change in fair value of the investment in Townsquare was recognized in net income. See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of the adoption of ASU No. 2016-01.
Income taxes
See Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.

Adjusted operating income (loss)
The following is a reconciliation of operating loss to adjusted operating income (loss):

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percentage
Operating loss	$(50,785)	$(14,495)	$(36,290)	NM
Share-based compensation	10,189	12,904
Depreciation and amortization (a)	29,690	30,546
Other purchase accounting adjustments	1,013	1,191
Adjusted operating income (loss)	$(9,893)	$30,146	$(40,039)	NM
_________________

(a)	Depreciation and amortization includes purchase accounting adjustments of $3,996 and $4,179 for the three months ended September 30, 2018 and 2017, respectively.
Adjusted operating income for the three months ended September 30, 2018 decreased by $40,039, to an adjusted operating loss of $9,893 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in adjusted operating income of the MSG Entertainment segment	$(9,187)
Decrease in adjusted operating income of the MSG Sports segment	(25,878)
Other net decreases	(4,974)
$(40,039)
Other net decreases were primarily due to higher professional fees associated with the proposed Sports Distribution.
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended September 30, 2018, the Company recorded $513 of net loss attributable to redeemable noncontrolling interests and $1,323 of net loss attributable to nonredeemable noncontrolling interests as compared to $900 of net income attributable to redeemable noncontrolling interests and $660 of net loss attributable to nonredeemable noncontrolling interests for the three months ended September 30, 2017. These amounts represent the share of net income/loss from the Company’s investments in TAO Group, BCE and CLG that are not attributable to the Company. In addition, the net income/loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percentage
Revenues	$162,953	$164,281	$(1,328)	(1)%
Direct operating expenses	107,785	105,564	2,221	2%
Selling, general and administrative expenses	48,969	44,391	4,578	10%
Depreciation and amortization	4,482	4,161	321	8%
Operating income	$1,717	$10,165	$(8,448)	(83)%
Reconciliation to adjusted operating income:
Share-based compensation	2,841	3,901
Depreciation and amortization	4,482	4,161
Adjusted operating income	$9,040	$18,227	$(9,187)	(50)%
The comparability of the results of operations for the three months ended September 30, 2018 to the prior year period was impacted by the new revenue recognition standard. See “Factors Affecting Results of Operations” for more information, as well as a discussion of the expected increase in suite license fee revenues during the current fiscal year.
Revenues
Revenues for the three months ended September 30, 2018 decreased $1,328, or 1%, to $162,953 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in event-related revenues at The Garden	$(5,339)
Decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular	(2,720)
Decrease in event-related revenues at The Chicago Theatre	(1,611)
Inclusion of revenues from Obscura	4,712
Increase in venue-related sponsorship and signage and suite license fee revenues	2,224
Increase in revenues associated with entertainment dining and nightlife offerings	1,175
Increase in event-related revenues at the Forum	422
Other net decreases	(191)
$(1,328)
The decrease in event-related revenues at The Garden was primarily due to fewer events held at the venue during the current year period as compared to the prior year period and the impact of the new revenue recognition standard in the current year period. The decrease was partially offset by higher per event revenue during the current year period as compared to the prior year period.
The decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular, was primarily due to fewer events held at the venue partially offset by higher per event revenue during the current year period as compared to the prior year period.
The decrease in event-related revenues at The Chicago Theatre was primarily due to fewer events held at the venue during the current year period as compared to the prior year period.
Revenues from Obscura are included as a result of its acquisition by the Company on November 20, 2017, and principally consists of revenues earned for work in designing and developing next-generation immersive experiences.

The increase in venue-related sponsorship and signage and suite license fee revenues was due to higher sponsorship and signage revenues primarily due to increased sales of existing sponsorship and signage inventory and the impact of the new revenue recognition standard in the current year period. This increase was partially offset by lower suites license fee revenues primarily due to the impact of the new revenue recognition standard during the current year period partially offset by contractual rate increases.
The increase in revenues associated with entertainment dining and nightlife offerings was primarily due to the impact of new premium hospitality offerings.
The increase in event-related revenues at the Forum was primarily due to additional events held at the venue during the current year period as compared to the prior year period. The increase was offset by lower per event revenue during the current year period as compared to the prior year period and, to a lesser extent, the impact of the new revenue recognition standard in the current year period.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2018 increased $2,221, or 2%, to $107,785 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of direct operating expenses from Obscura	$4,028
Increase in direct operating expenses associated with entertainment dining and nightlife offerings	3,347
Increase in venue operating costs	1,118
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular	479
Decrease in event-related direct operating expenses at The Garden	(5,313)
Decrease in event-related direct operating expenses at the Forum	(1,684)
Decrease in event-related direct operating expenses at The Chicago Theatre	(1,290)
Other net increases	1,536
$2,221
Direct operating expenses from Obscura are included as a result of its acquisition by the Company on November 20, 2017, and principally consists of direct operating expenses related to designing and development costs associated with next-generation immersive experiences.
The increase in direct operating expenses associated with entertainment dining and nightlife offerings is due to higher employee compensation and related benefits and performer costs.
The increase in venue operating costs reflects higher labor costs at the Company’s venues, as well as higher real estate taxes at Radio City Music Hall during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular, was primarily due to higher per event expenses offset by fewer events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at The Garden was due to fewer events held at the venue during the current year period as compared to the prior year period and the impact of the new revenue recognition standard during the current year quarter. The decrease was partially offset by higher per event expenses during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at the Forum was primarily due to lower per event expenses and, to a lesser extent, the impact of the new revenue recognition standard during the current year period. The decrease was partially offset by additional events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at The Chicago Theatre was primarily due to fewer events held at the venue during the current year period as compared to the prior year period.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2018 increased $4,578, or 10%, to $48,969 as compared to the prior year period. The increase is primarily due to the inclusion of Obscura’s selling, general and administrative costs and higher costs of TAO Group, primarily driven by increases in employee compensation and related benefits and venue pre-opening costs.
Operating income
Operating income for the three months ended September 30, 2018 decreased $8,448, or 83% to $1,717 as compared to the prior year period primarily due to an increase in selling, general and administrative expenses, and to a lesser extent, higher direct operating expenses and lower revenues, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended September 30, 2018 decreased $9,187, or 50% to $9,040 as compared to the prior year period primarily due to an increase in selling, general and administrative expenses, and to a lesser extent, higher direct operating expenses and lower revenues as discussed above, excluding share-based compensation expense.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income for the Company’s MSG Sports segment.

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	Percentage
Revenues	$55,352	$80,934	$(25,582)	(32)%
Direct operating expenses	15,319	16,728	(1,409)	(8)%
Selling, general and administrative expenses	42,217	41,976	241	1%
Depreciation and amortization	1,942	1,906	36	2%
Operating income (loss)	$(4,126)	$20,324	$(24,450)	NM
Reconciliation to adjusted operating income:
Share-based compensation	2,772	4,236
Depreciation and amortization	1,942	1,906
Adjusted operating income	$588	$26,466	$(25,878)	(98)%
_________________
NM — Percentage is not meaningful
The comparability of the results of operations for the three months ended September 30, 2018 to the prior year period was impacted by the adoption of the new revenue recognition standard. See “Factors Affecting Results of Operations” for more information, as well as a discussion of the expected increase in suite license fee revenues and local media rights revenue during the current fiscal year.

Revenues
Revenues for the three months ended September 30, 2018 decreased $25,582, or 32%, to $55,352 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in local media rights fees from MSG Networks	$(29,180)
Decrease in suite license fee revenues	(3,353)
Decrease in professional sports teams’ pre/regular season ticket-related revenues	(1,831)
Increase in revenues from league distributions	9,045
Other net decreases	(263)
$(25,582)

The decrease in local media rights fees from MSG Networks was primarily due to the impact of the new revenue recognition standard in the current year period, slightly offset by contractual rate increases.
The decrease in suite license fee revenue was primarily due to the impact of the new revenue recognition standard in the current year period, partially offset by contractual rate increases.
The decrease in professional sports teams’ pre/regular season ticket-related revenues was primarily due to lower average Liberty and Rangers per-game revenue.
The increase in revenues from league distributions was primarily due to timing.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2018 decreased $1,409, or 8% to $15,319 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	$(923)
Decrease in net provisions for certain team personnel transactions	(767)
Increase in net provisions for league revenue sharing expense (excluding playoffs)	196
Other net increases	85
$(1,409)

The decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales includes the impact of the Liberty playing eight fewer games at The Garden during the current year period as compared to the prior year period, as the majority of their home games were played at the Westchester County Center, located in White Plains, NY, and other net decreases.
Net provisions for certain team personnel transactions and for league revenue sharing expense (excluding playoffs) were as follows:

	Three Months Ended		Increase (Decrease)
	September 30,
	2018	2017
Net provisions for certain team personnel transactions	$(667)	$100	$(767)
Net provisions for league revenue sharing expense (excluding playoffs)	1,103	907	196
Team personnel transactions for the three months ended September 30, 2018 reflect net recoveries recorded in the current year period associated with prior year team personnel provisions recorded for waivers/contract terminations of $667. Team personnel transaction for the three months ended September 30, 2017 reflects a provision recorded for a player waiver/contract termination.
Operating income (loss)
Operating income decreased $24,450 to a loss of $4,126 for the three months ended September 30, 2018 as compared to the prior year period primarily due to a decrease in revenues, partially offset by lower direct operating expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended September 30, 2018 decreased $25,878, or 98%, to $588 as compared to the prior year period due to a decrease in revenues and higher selling, general and administrative expenses, excluding share-based compensation expense, partially offset by lower direct operating expenses, as discussed above.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our $377,000 revolving credit facilities (see Note 10 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility and TAO Credit Facilities). Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in Las Vegas and London), investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations and mandatory purchases from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next 12 months, we believe we have sufficient liquidity, including approximately $1,069,000 in unrestricted cash and cash equivalents as of September 30, 2018, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, to pursue the development of the new arenas discussed below and other new business opportunities and to repurchase shares of the Company’s Class A Common Stock.
TAO Group’s principal uses of cash include working capital related items, investments in new venues, tax-related cash distributions, interest expense payments and repayment of debt. TAO Group plans to continue to grow its business through the opening of new venues. TAO Group regularly monitors and assesses its ability to meet its funding and investment requirements. Over the next 12 months, the Company believes that TAO Group has sufficient liquidity from cash on hand, cash generated from operations and its revolving credit facility to fund its operations, service debt obligations and pursue new business opportunities.
MSG Spheres
The Company is moving forward with its venue strategy to create the “venue of the future” — which we refer to as “MSG Sphere” for its spherical shape.
We plan to build the first MSG Sphere in Las Vegas, followed by London. We continue to refine our designs to ensure that we are delivering the most immersive experience for guests while maximizing the efficiencies that come with constructing two venues that will have similar key features. For Las Vegas, the Company had a groundbreaking ceremony in September 2018 in connection with starting site preparations, with the goal to open the MSG Sphere in fiscal year 2021.
In London, the Company acquired land in 2017 at a cost, net of value added tax, of $79,518, and we remain on track to submit our planning application by the end of this calendar year, and look forward to getting started as soon as we receive all necessary approvals.
Cost estimates for MSG Sphere Las Vegas and London have not yet been finalized as the Company continues to refine its design plans. MSG Sphere is an ambitious project that we believe will drive substantial new and enhanced revenue and adjusted operating income opportunities for the Company. Given the transformative nature of these venues, we expect that construction of these venues will require greater capital spend than would be required for a comparable sized entertainment venue.
We will continue to explore additional domestic and international markets where we believe next-generation venues such as the MSG Sphere can be successful. As is the case for any large scale real estate development projects, when the Company moves forward with the planning and construction for the MSG Spheres and other major new venues, the Company may face unexpected project delays and costs.
In connection with these efforts, the Company will need to pursue additional capital beyond that which is available from cash on hand, cash flows from operations and borrowings under our revolving credit facilities. There is no assurance that we would be able to obtain such capital. The potential Sports Distribution contemplates that the Company would retain an approximate one-third interest in the sports company which, if completed, could provide the Company with an additional source of funding for its capital and other needs, including for costs associated with the design and construction of MSG Spheres.

Revolving Credit Facilities Provided to Nonconsolidated Affiliates, Financing Agreements and Stock Repurchases
See Note 6, Note 10, Note 13 and Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s revolving credit facilities extended to nonconsolidated affiliates, the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company pays fees for the letters of credit that are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of September 30, 2018, the Company had $11,847 of letters of credit outstanding pursuant to which fees were credited against a note investment, which included three letters of credit for $1,500 pertaining to TAO Group as of July 1, 2018.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2018 other than activities in the ordinary course of business.
Cash Flow Discussion

As of September 30, 2018, cash, cash equivalents and restricted cash totaled $1,101,213, as compared to $1,256,620 as of June 30, 2018. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(44,672)	$(32,100)
Net cash used in investing activities	(94,503)	(26,520)
Net cash used in financing activities	(16,632)	(15,292)
Effect of exchange rates on cash, cash equivalents and restricted cash	400	—
Net decrease in cash, cash equivalents and restricted cash	$(155,407)	$(73,912)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2018 increased by $12,572 to $44,672 as compared to the prior year period primarily due to an increase in net loss adjusted for non-cash items, partially offset by changes in certain assets and liabilities. The increase in net loss adjusted for non-cash items includes (i) higher earnings in equity method investments, (ii) unrealized gain on the Company’s investment in Townsquare, and (iii) lower share-based compensation expense in the current year period as compared to the prior year period. The changes in certain assets and liabilities are driven by (i) accrued and other liabilities, which include the impact of the absence of a severance-related payment with a team executive, (ii) collections due to promoters as a result of timing, (iii) deferred revenue including the impact from the adoption of ASC Topic 606 and timing of cash collection, as well as (iv) timing of accounts payable, partially offset by (i) a decrease in accounts receivable in the current year period due to timing and the absence of a payment received in the prior year period related to a non-recurring league distribution, as well as (ii) changes in prepaid expenses and other assets due to timing.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2018 increased by $67,983 to $94,503 as compared to the prior year period primarily due to the Company’s investment in SACO during the current year period and higher capital expenditures related to the Company’s new venues in London and Las Vegas.

Financing Activities
Net cash used in financing activities for the three months ended September 30, 2018 increased by $1,340 to $16,632 as compared to the prior year period primarily due to higher taxes paid in lieu of shares issued for equity-based compensation and a mandatory prepayment on the TAO Term Loan Facility. This increase was partially offset by the absence of repurchases of shares of the Company’s Class A Common Stock and contributions from noncontrolling interest holders in the current year period as compared to the prior year period.
Seasonality of Our Business
The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. This impact will be more significant as a result of adoption of ASC Topic 606.
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
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2019. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2018 except the adoption of ASC Topic 606, Revenue from Contracts with Customers, in the first quarter of fiscal year 2019. See Note 3 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of revenue recognition.
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
For purposes of evaluating goodwill for impairment, the Company has three reporting units across its two operating segments, which are MSG Sports, MSG Entertainment and TAO Group. During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.
The goodwill balance reported on the Company’s consolidated balance sheet as of September 30, 2018 by reporting unit was as follows:

MSG Sports	$226,955
MSG Entertainment	76,975
TAO Group	88,583
$392,513
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
The Company elected to perform the qualitative assessment of impairment for the goodwill for all of the Company’s reporting units for the fiscal year 2019 annual impairment test. These assessments considered factors such as:

•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance of the reporting units;

•	other relevant company-specific factors such as changes in management, strategy or customers; and

•	relevant reporting unit specific events such as changes in the carrying amount of net assets.
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2018 by reportable segment:

Sports franchises (MSG Sports segment)	$110,564
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$175,985
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

The Company elected to perform the qualitative assessment of impairment for the indefinite-lived intangible assets for all of the Company’s reporting units for the fiscal year 2019 annual impairment test. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:

•	cost factors;

•	financial performance;

•	legal, regulatory, contractual, business or other factors;

•	other relevant company-specific factors such as changes in management, strategy or customers;

•	industry and market considerations; and

•	macroeconomic conditions.
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of the identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date. Based on results of the impairment tests performed, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Contingent Consideration
See Note 9 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the fair value of the Company’s deferred and contingent consideration liabilities related to the acquisitions of TAO Group and CLG.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans, interest rate risk exposure, and commodity risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2018.
In addition, we are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations on this underlying nonfunctional currency exposure by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes.
As of September 30, 2018, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $6.9 million in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2018, the Company had $259,639 remaining under the $525,000 Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended September 30, 2018, the Company did not engage in any share repurchase activity under its share repurchase program.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of November 2018.

The Madison Square Garden Company

By:	/S/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Executive Vice President and Chief Financial Officer