Form 10-Q
period 2018-12-31
Madison Square Garden Co
filed 2019-02-01
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2019:

Class A Common Stock par value $0.01 per share	—	19,228,993
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,227,861	$1,225,638
Restricted cash	23,717	30,982
Accounts receivable, net	157,310	100,725
Net related party receivables	2,394	567
Prepaid expenses	53,351	28,761
Other current assets	50,441	28,996
Total current assets	1,515,074	1,415,669
Investments and loans to nonconsolidated affiliates	94,292	209,951
Property and equipment, net of accumulated depreciation and amortization of $761,165 and $713,357 as of December 31, 2018 and June 30, 2018, respectively	1,288,412	1,253,671
Amortizable intangible assets, net	232,353	243,806
Indefinite-lived intangible assets	175,985	175,985
Goodwill	392,513	392,513
Other assets	99,880	44,578
Total assets	$3,798,509	$3,736,173

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	December 31, 2018	June 30, 2018
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$34,300	$28,939
Net related party payables, current	21,616	13,675
Current portion of long-term debt, net of deferred financing costs	2,417	4,365
Accrued liabilities:
Employee related costs	115,259	123,992
Other accrued liabilities	194,687	180,272
Collections due to promoters	60,069	89,513
Deferred revenue	299,646	324,749
Total current liabilities	727,994	765,505
Related party payables, noncurrent	172	—
Long-term debt, net of deferred financing costs	100,429	101,335
Defined benefit and other postretirement obligations	38,192	49,240
Other employee related costs	66,985	53,501
Deferred tax liabilities, net	80,042	78,968
Other liabilities	64,536	56,905
Total liabilities	1,078,350	1,105,454
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	72,770	76,684
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,229 and 19,136 shares outstanding as of December 31, 2018 and June 30, 2018, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2018 and June 30, 2018	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2018 and June 30, 2018	—	—
Additional paid-in capital	2,812,880	2,817,873
Treasury stock, at cost, 1,219 and 1,312 shares as of December 31, 2018 and June 30, 2018, respectively	(207,790)	(223,662)
Retained earnings (accumulated deficit)	66,963	(11,059)
Accumulated other comprehensive loss	(43,897)	(46,918)
Total The Madison Square Garden Company stockholders’ equity	2,628,405	2,536,483
Nonredeemable noncontrolling interests	18,984	17,552
Total equity	2,647,389	2,554,035
Total liabilities, redeemable noncontrolling interests and equity	$3,798,509	$3,736,173

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenues (a)	$632,187	$536,302	$850,322	$781,517

Operating expenses:
Direct operating expenses (b)	386,809	311,614	510,718	435,094
Selling, general and administrative expenses (c)	136,935	120,729	252,256	226,413
Depreciation and amortization	30,166	30,544	59,856	61,090
Operating income	78,277	73,415	27,492	58,920
Other income (expense):
Earnings (loss) in equity method investments	9,487	(2,608)	20,012	2,117
Interest income (d)	6,899	5,378	14,073	9,764
Interest expense	(5,176)	(3,798)	(9,209)	(7,509)
Miscellaneous expense, net	(12,863)	(1,228)	(9,096)	(2,238)
	(1,653)	(2,256)	15,780	2,134
Income from operations before income taxes	76,624	71,159	43,272	61,054
Income tax benefit (expense)	(656)	116,832	(1,352)	116,070
Net income	75,968	187,991	41,920	177,124
Less: Net income (loss) attributable to redeemable noncontrolling interests	(3,142)	(767)	(3,655)	133
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,489)	(855)	(3,812)	(1,515)
Net income attributable to The Madison Square Garden Company’s stockholders	$81,599	$189,613	$49,387	$178,506

Basic earnings per common share attributable to The Madison Square Garden Company’s stockholders	$3.43	$8.03	$2.08	$7.57
Diluted earnings per common share attributable to The Madison Square Garden Company’s stockholders	$3.42	$7.96	$2.07	$7.48
Weighted-average number of common shares outstanding:
Basic	23,777	23,621	23,742	23,594
Diluted	23,840	23,813	23,860	23,861
_________________

(a)
Includes revenues from related parties of $65,012 and $41,131 for the three months ended December 31, 2018 and 2017, respectively, and $71,746 and $77,041 for the six months ended December 31, 2018 and 2017, respectively.

(b)
Includes net charges from related parties of $325 and $425 for the three months ended December 31, 2018 and 2017, respectively, and $489 and $571 for the six months ended December 31, 2018 and 2017, respectively.

(c)
Includes net charges to related parties of $1,772 and $1,186 for the three months ended December 31, 2018 and 2017, respectively, and $3,441 and $2,624 for the six months ended December 31, 2018 and 2017, respectively.

(d)
Includes interest income from nonconsolidated affiliates of $1,181 and $2,154 for the three months ended December 31, 2018 and 2017, respectively, and $2,334 and $3,317 for the six months ended December 31, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2018		2017		2018		2017
Net income		$75,968		$187,991		$41,920		$177,124
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$328		$280		$656		$620
Amortization of prior service credit included in net periodic benefit cost	(2)	326	(6)	274	(3)	653	(18)	602
Cumulative translation adjustments		(2,251)		2,277		(3,202)		2,277
Net changes related to available-for-sale securities		—		(7,443)		—		(8,213)
Other comprehensive loss		(1,925)		(4,892)		(2,549)		(5,334)
Comprehensive income		74,043		183,099		39,371		171,790
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests		(3,142)		(767)		(3,655)		133
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(2,489)		(855)		(3,812)		(1,515)
Comprehensive income attributable to The Madison Square Garden Company’s stockholders		$79,674		$184,721		$46,838		$173,172

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$41,920	$177,124
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,856	61,090
Provision for (benefit from) deferred income taxes	1,074	(116,112)
Share-based compensation expense	30,404	26,816
Earnings in equity method investments	(20,012)	(2,117)
Purchase accounting adjustments associated with rent-related intangibles and deferred rent	2,167	2,280
Unrealized loss on equity investment with readily determinable fair value	7,667	—
Other non-cash adjustments	494	1,133
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(56,781)	(16,896)
Net related party receivables	(1,827)	1,190
Prepaid expenses and other assets	(33,844)	(13,305)
Accounts payable	5,361	14,544
Net related party payables	8,113	3,621
Accrued and other liabilities	10,045	(85,656)
Collections due to promoters	(29,444)	(21,986)
Deferred revenue	3,326	20,873
Net cash provided by operating activities	28,519	52,599
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(81,053)	(127,684)
Payments for acquisition of assets	—	(6,000)
Payments for acquisition of businesses, net of cash acquired	—	(8,288)
Investments and loans to nonconsolidated affiliates	(52,064)	(3,000)
Proceeds from sale of nonconsolidated affiliate	125,000	—
Loan payment received	—	2,600
Cash paid for notes receivable	(7,761)	(1,500)
Net cash used in investing activities	(15,878)	(143,872)
Cash flows from financing activities:
Repurchases of common stock	—	(11,830)
Taxes paid in lieu of shares issued for equity-based compensation	(19,525)	(12,232)
Noncontrolling interest holders capital contribution	5,026	—
Distributions to noncontrolling interest holders	(259)	(3,750)
Loans from noncontrolling interest holders	606	—
Principal repayment on long-term debt	(3,929)	—
Payment of contingent consideration	—	(4,000)
Payments for financing costs	—	(62)
Net cash used in financing activities	(18,081)	(31,874)
Effect of exchange rates on cash, cash equivalents and restricted cash	398	12
Net decrease in cash, cash equivalents and restricted cash	(5,042)	(123,135)
Cash, cash equivalents and restricted cash at beginning of period	1,256,620	1,272,114
Cash, cash equivalents and restricted cash at end of period	$1,251,578	$1,148,979
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$—	$14
Capital expenditures incurred but not yet paid	6,788	5,764
Tenant improvement paid by landlord	11,114	—
Accrued earn-out liability and other contingencies	—	4,504
Acquisition of assets not yet paid	—	3,000
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2018
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2018	$249	$2,795,544	$(208,975)	$(14,636)	$(41,972)	$2,530,210	$19,546	$2,549,756	$75,912
Net income (loss)	—	—	—	81,599	—	81,599	(2,489)	79,110	(3,142)
Other comprehensive loss	—	—	—	—	(1,925)	(1,925)	—	(1,925)	—
Comprehensive income (loss)						79,674	(2,489)	77,185	(3,142)
Share-based compensation	—	20,215	—	—	—	20,215	—	20,215	—
Tax withholding associated with shares issued for equity-based compensation	—	(1,694)	—	—	—	(1,694)	—	(1,694)	—
Common stock issued under stock incentive plans	—	(1,185)	1,185	—	—	—	—	—	—
Contribution of joint venture interests	—	—	—	—	—	—	1,927	1,927	—
Balance as of December 31, 2018	$249	$2,812,880	$(207,790)	$66,963	$(43,897)	$2,628,405	$18,984	$2,647,389	$72,770

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2017
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2017	$249	$2,826,590	$(235,449)	$(161,920)	$(34,557)	$2,394,913	$18,624	$2,413,537	$81,530
Net income (loss)	—	—	—	189,613	—	189,613	(855)	188,758	(767)
Other comprehensive loss	—	—	—	—	(4,892)	(4,892)	—	(4,892)	—
Comprehensive income (loss)						184,721	(855)	183,866	(767)
Share-based compensation	—	13,912	—	—	—	13,912	—	13,912	—
Tax withholding associated with shares issued for equity-based compensation	—	(1,359)	—	—	—	(1,359)	—	(1,359)	—
Common stock issued under stock incentive plans	—	(1,023)	1,023	—	—	—	—	—	—
Repurchases of common stock	—	—	(8,069)	—	—	(8,069)	—	(8,069)	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(210)	(210)	(2,944)
Balance as of December 31, 2017	$249	$2,838,120	$(242,495)	$27,693	$(39,449)	$2,584,118	$17,559	$2,601,677	$77,819

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2018
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684
Adoption of ASU No. 2016-01	—	—	—	(5,570)	5,570	—	—	—	—
Adoption of ASC Topic 606	—	—	—	34,205	—	34,205	—	34,205	—
Net income (loss)	—	—	—	49,387	—	49,387	(3,812)	45,575	(3,655)
Other comprehensive loss	—	—	—	—	(2,549)	(2,549)	—	(2,549)	—
Comprehensive income (loss)						46,838	(3,812)	43,026	(3,655)
Share-based compensation	—	30,404	—	—	—	30,404	—	30,404	—
Tax withholding associated with shares issued for equity-based compensation	—	(19,525)	—	—	—	(19,525)	—	(19,525)	—
Common stock issued under stock incentive plans	—	(15,872)	15,872	—	—	—	—	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(259)
Contribution of joint venture interests	—	—	—	—	—	—	5,244	5,244	—
Balance as of December 31, 2018	$249	$2,812,880	$(207,790)	$66,963	$(43,897)	$2,628,405	$18,984	$2,647,389	$72,770

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2017
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
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group Holdings LLC (“TAO Group”) and Boston Calling Events LLC (“BCE”). TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands, including: TAO, Marquee, Lavo, Avenue, Beauty & Essex and Vandal. BCE produces New England’s premier live music festival, Boston Calling Music Festival. The MSG Entertainment segment also includes the Company’s original production — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”) — and Obscura Digital (“Obscura”), a creative studio, which the Company acquired in November 2017.
MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA G League (the “NBAGL”). The professional sports franchises are collectively referred to herein as “the sports teams.” For all periods presented, MSG Sports also included the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), which was sold in January 2019 (see Note 19). The MSG Sports segment also includes other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. In addition, the MSG Sports segment includes Counter Logic Gaming (“CLG”), a premier North American esports organization, which the Company acquired in July 2017, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as “the esports teams,” and together with the sports teams, “the teams.”
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
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
Potential Spin-off Transaction
On June 27, 2018, the Company announced that its board of directors (“Board”) has authorized the Company’s management to explore a possible spin-off that would create a separately-traded public company comprised of its sports businesses, including the New York Knicks and New York Rangers professional sports franchises (the “Sports Distribution”). On October 4, 2018, in connection with the Sports Distribution, a subsidiary of the Company submitted an initial Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”) (which has been amended). If the Company proceeds with the Sports Distribution, it would be structured as a tax-free transaction to the Company’s stockholders. Upon completion of the contemplated separation, record holders of the Company’s common stock would receive a pro-rata distribution, expected to be equivalent, in the aggregate, to an approximately two-thirds economic interest in the sports company. The remaining common stock, expected to be equivalent to an approximately one-third economic interest in the sports company, would be retained by the Company. There can be no assurance that the proposed transaction will be completed in the manner described above, or at all. The Company’s management is working to complete the proposed transaction in the second half of calendar year 2019. Completion of the transaction would be subject to various conditions, including certain league approvals, a private letter ruling

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

from the Internal Revenue Service (“IRS”), receipt of a tax opinion from counsel and final Board approval. The Company will maintain the current operating structure and will continue to report the financial results of its sports business in continuing operations until the Sports Distribution is completed.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 (“fiscal year 2018”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company’s fiscal year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. This impact will be more significant as a result of the adoption of ASC Topic 606 (as defined below).
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation. The reclassifications primarily relate to: (i) the presentation in the consolidated statement of cash flows for the prior year period in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash, (ii) the presentation of the non-service cost components of net periodic pension and postretirement benefit cost in the consolidated statement of operations for the prior year period in connection with the adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, (iii) segregation of amounts due to promoters from deferred revenue in connection with the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606) (referred to herein as “ASC Topic 606”), and (iv) an indefinite-lived intangible asset that was previously reported under other assets. See Note 2 for further details related to the adoption of ASU No. 2016-18, ASU No. 2017-07 and ASC Topic 606.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from TAO Group, BCE and CLG, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. TAO Group, BCE and CLG are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the classification of redeemable noncontrolling interests of TAO Group. In addition, TAO Group’s results are reported on a three-month lag basis and TAO Group reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three months ended December 31, 2018 and 2017 include TAO Group’s operating results from July 2, 2018 to September 30, 2018 and June 26, 2017 to September 24, 2017, respectively and the Company’s results for the six months ended December 31, 2018 and 2017 include TAO Group’s operating results from April 2, 2018 to September 30, 2018 and March 27, 2017 to September 24, 2017, respectively.

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

In addition, the majority of the Company’s local media rights revenue is now recognized over the course of the teams’ regular seasons, which reflects the Company’s progress towards satisfaction of its performance obligations under such arrangements, as opposed to previously being recognized on a straight-line basis over the fiscal year under the prior standard.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company also enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements. To the extent these arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the provisions of ASC Topic 606. As a result, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied. In general, sponsorship revenue was previously recognized by treating each year of the arrangement as a discrete contract year, and as such the stated contract price was recognized in each year.
Furthermore, the timing of certain fulfillment costs associated with performance obligations, primarily professional sports teams’ operating expenses, were also similarly impacted within the fiscal year.
The adoption of ASC Topic 606 had the following impact on revenues, operating expenses and operating income for the three and six months ended December 31, 2018:

	Three Months Ended December 31, 2018
	As reported under ASC Topic 606	Changes due to the adoption of ASC Topic 606 (a)	Amounts without adoption of ASC Topic 606
Revenues	$632,187	$(38,589)	$593,598

Operating expenses:
Direct operating expenses	386,809	(7,117)	379,692
Selling, general and administrative expenses	136,935	—	136,935
Depreciation and amortization	30,166	—	30,166
Operating income	$78,277	$(31,472)	$46,805

	Six Months Ended December 31, 2018
	As reported under ASC Topic 606	Changes due to the adoption of ASC Topic 606 (a)	Amounts without adoption of ASC Topic 606
Revenues	$850,322	$1,769	$852,091

Operating expenses:
Direct operating expenses	510,718	(2,336)	508,382
Selling, general and administrative expenses	252,256	—	252,256
Depreciation and amortization	59,856	—	59,856
Operating income	$27,492	$4,105	$31,597
_________________

(a)	See Note 18 for the impact of the adoption of ASC Topic 606 on the Company’s reportable segments results of operations.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In accordance with the new revenue recognition standard disclosure requirements, the following tables summarize the impact of adopting ASC Topic 606 on the Company’s consolidated balance sheet as of July 1, 2018.

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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of the guidance issued in ASU No. 2016-01. Among other things, the amendment clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value. Once the election is made, the measurement approach is irrevocable and the entity is required to apply the selected approach to that security and all identical or similar investments of the same issuer. This change in accounting is expected to create greater volatility in the Company’s miscellaneous income (expense) in the future. The primary impact of the adoption of ASU No. 2016-01 and ASU No. 2018-03 relate to the Company’s available-for-sale equity investment and resulted in unrecognized gains and losses from such investment being reflected in the Company’s consolidated statements of operations beginning in fiscal year 2019. The Company adopted ASU No. 2016-01 and ASU No. 2018-03 in the first quarter of fiscal year 2019 and recorded a cumulative-effect adjustment to the balance sheet by reclassifying the balance of the Accumulated other comprehensive loss to Accumulated deficit of $5,570 including income tax expense effect of $3,104. See Notes 7 and 10 for more information on the Company’s equity investment with readily determinable fair value in Townsquare Media, Inc. (“Townsquare”).

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The primary purpose of ASU No. 2016-18 is to reduce diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This standard requires that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2019 retrospectively and it resulted in a decrease to net cash flows provided by operating activities of $10,668 for the six months ended December 31, 2017. See Note 6 for a reconciliation of the cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the amounts as reported on the consolidated statements of cash flows.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07 requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose by line item the amount of net benefit cost that is included in the statement of operations or capitalized in assets. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period and to report other components of net benefit cost separately and outside the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost in the statements of operations and on a prospective basis for the capitalization of the service cost component of net benefit cost in assets. The Company adopted this standard in the first quarter of fiscal year 2019 retrospectively and elected the practical expedient allowed by ASU No. 2017-07 to utilize amounts disclosed in the Company’s pension plans and other postretirement benefit plan (see Note 12) for the prior comparative period as the estimation basis for applying the retrospective presentation requirements. As a result, the Company recorded a prior period adjustment in the accompanying consolidated statements of operations for the three months ended December 31, 2017 to decrease Direct operating expenses and Selling, general and administrative expenses by $267 and $711, respectively, which was related to the non-service cost components of net periodic pension and postretirement benefit cost, with a corresponding adjustment of $978 in Miscellaneous expense, net. For the six months ended December 31, 2017, the Company recorded a prior period adjustment in the accompanying consolidated statements of operations to decrease Direct operating expenses and Selling, general and administrative expenses by $523 and $1,465, respectively, which was related to the non-service cost components of net periodic pension and postretirement benefit cost, with a corresponding adjustment of $1,988 in Miscellaneous expense, net.
For the three and six months ended December 31, 2018, the non-service cost components of net periodic pension and postretirement benefit cost included under Miscellaneous expense, net in the accompanying consolidated statements of operations was $1,074 and $2,151.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. ASU No. 2016-02, among other things, (i) requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) — Land Easement Practical Expedient for Transition to Topic 842, which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842) Targeted improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The effective date and transition requirements for ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 are the same as ASU No. 2016-02. This standard, as amended, will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied using the modified retrospective approach for all leases existing as of the effective date. Early adoption is permitted; however, the Company currently does not plan to adopt this standard early. The Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing. Based on efforts to date, the adoption of the standard will result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 specifies that ASC Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU No. 2018-07 also clarifies that ASC Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, but no earlier than the adoption of ASC Topic 606. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also specifies that the balance sheet, income statement, and statement of cash flows presentation of capitalized implementation costs and the related amortization should align with the presentation of the hosting (service) element of the arrangement. The standard is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU No. 2018-17 amends the variable interest entities (“VIE”) guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party's interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. The standard will be effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-17 are required to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. ASU No. 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, ASU No. 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The standard will be effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-18 are required to be applied retrospectively to the date when the Company initially adopted ASC Topic 606. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the three and six months ended December 31, 2018, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
In addition, the Company defers certain costs to fulfill the Company’s contracts with customers to the extent such costs relate directly to the contracts, are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contracts and are expected to be recovered through revenue generated under the contracts. Contract fulfillment costs are expensed as the Company satisfies the related performance obligations.
Arrangements with Multiple Performance Obligations
The Company has arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for each of the Company’s segments within a single arrangement. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include various advertising benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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
MSG Sports
The Company’s professional sports teams derive event-related revenues principally from ticket sales which are recognized as the related games occur. MSG Sports revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s suite license performance obligations is measured as access to the suite is provided to the licensee for each event throughout the contractual term of the license.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s professional sports teams also derive revenue from the distribution of league-wide national and international television contracts and other league-wide revenue sources. The transaction price for each of these revenues is based upon the expected distribution values as communicated by the applicable league. The timing of revenue recognition is dependent on the nature of the underlying performance obligation, which is generally over time. Receipt of league-wide revenues generally occurs at the time of communication or according to a specified timeline.
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
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and six months ended December 31, 2018:

	Three Months Ended December 31, 2018
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related (a)	$282,749	$146,721	$—	$429,470
Sponsorship, signage and suite licenses	24,662	60,906	(170)	85,398
League distributions	—	42,057	—	42,057
Local media rights fees from MSG Networks	—	58,199	—	58,199
Other (b)	9,103	7,960	—	17,063
Total revenues from contracts with customers	$316,514	$315,843	$(170)	$632,187

	Six Months Ended December 31, 2018
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related (a)	$419,785	$156,963	$—	$576,748
Sponsorship, signage and suite licenses	39,992	83,161	(340)	122,813
League distributions	—	56,928	—	56,928
Local media rights fees from MSG Networks	—	64,171	—	64,171
Other (b)	19,690	9,972	—	29,662
Total revenues from contracts with customers	$479,467	$371,195	$(340)	$850,322
_________________

(a)
Consists of (i) TAO Group’s entertainment dining and nightlife offerings, (ii) ticket sales and other ticket-related revenues, (iii) venue license fees from third-party promoters and (iv) food, beverage and merchandise sales.

(b)	Primarily consists of (i) managed venue revenues from TAO Group, (ii) revenues from Obscura and (iii) advertising commission revenue from MSG Networks.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2018 and July 1, 2018.

	December 31,	July 1,
	2018	2018
Accounts receivable, net (a)	$157,310	$100,725
Contract assets, current (b)	10,460	4,366
Deferred revenue, including non-current portion (c)	307,770	304,501
_________________

(a)	Accounts receivable represent the Company’s unconditional rights to consideration under its contracts with customers.

(b)
Contract assets, which are reported as Other current assets in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable, net, once the Company’s right to consideration becomes unconditional.

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from a customer in advance of the Company’s transfer of goods or services to that customer. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. Revenue recognized for the six months ended December 31, 2018 relating to the deferred revenue balance as of July 1, 2018 was $224,091.

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal year 2019 (remainder)	$124,596
Fiscal year 2020	209,240
Fiscal year 2021	170,759
Fiscal year 2022	128,637
Fiscal year 2023	73,175
Thereafter	173,356
$879,763
Note 4. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel of the Company’s sports teams for waivers/contract termination costs and a player trade (“Team personnel transactions”). Team personnel transactions were $40,754 and $2,758 for the three months ended December 31, 2018 and 2017, respectively, and $40,087 and $2,858 for the six months ended December 31, 2018 and 2017, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Computation of Earnings per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,777	23,621	23,742	23,594
Dilutive effect of shares issuable under share-based compensation plans	63	192	118	267
Weighted-average shares for diluted EPS	23,840	23,813	23,860	23,861
Weighted-average anti-dilutive shares	575	19	288	10
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2018	June 30, 2018	December 31, 2017	June 30, 2017
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,227,861	$1,225,638	$1,125,647	$1,238,114
Restricted cash (a)	23,717	30,982	23,332	34,000
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$1,251,578	$1,256,620	$1,148,979	$1,272,114
_________________

(a)	See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the nature of restricted cash.

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

	Ownership Percentage	Investment	Loan	Total
December 31, 2018
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$45,755	$—	$45,755
Tribeca Enterprises LLC (“Tribeca Enterprises”) (a)	50%	8,613	20,245	28,858
Others		6,855	—	6,855
Equity investments without readily determinable fair values (b)		12,824	—	12,824
Total investments and loans to nonconsolidated affiliates		$74,047	$20,245	$94,292

June 30, 2018
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”)	50%	$101,369	$63,500	$164,869
Tribeca Enterprises (a)	50%	8,007	19,525	27,532
Others		6,977	—	6,977
Cost method investments (b)		10,573	—	10,573
Total investments and loans to nonconsolidated affiliates		$126,926	$83,025	$209,951
_________________

(a)
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $17,500 revolving credit facility to Tribeca Enterprises. Pursuant to the terms, the Tribeca Enterprises revolving credit facility will be terminated on June 30, 2021. The loan outstanding include payments-in-kind (“PIK”) interest of $2,745 and $2,025 as of December 31, 2018 and June 30, 2018, respectively. PIK interest owed does not reduce the availability under the revolving credit facility. The $17,500 Tribeca Enterprises revolving credit facility was fully drawn as of December 31, 2018 and June 30, 2018.

(b)
In accordance with the ASU No. 2016-01 and ASU No. 2018-03, that were adopted on July 1, 2018, the cost method accounting for equity investments was eliminated. Such investments are required to be presented at fair value. The Company has elected to account for its equity securities without readily determinable fair values that are carried at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer (“Measurement Alternative”). The Company applies the Measurement Alternative, which is classified within Level III of the fair value hierarchy, on its equity investments without readily determinable fair values as of December 31, 2018 and July 1, 2018 and did not identify any adjustments.

On December 5, 2018, the Company sold its 50% interest in AMSGE (renamed The Azoff Company) joint venture for $125,000 to The Azoff Company Holdings (“Azoff Music”). The Company recorded a gain on the sale of its interest in AMSGE of $3,259 (net of transaction costs of $2,251), which is reported in Earnings (loss) in equity method investments in the accompanying consolidated statements of operation for the three and six months ended December 31, 2018. The $63,500 outstanding under the revolving credit facility previously extended by the Company to AMSGE was also converted to a subordinated term loan with a maturity date of September 20, 2021. This subordinated term loan was assumed by The Azoff Company Equity LLC, a newly-formed holding company that owns, directly or indirectly, the investments previously owned by AMSGE. This subordinated term loan bears interest at a floating rate, which at the option of The Azoff Company Equity LLC, is either (i) a base rate plus a margin of 1.25% per annum or (ii) six-month LIBOR plus a margin of 2.25% per annum. Azoff Music directly or through its affiliates will continue to provide consulting services to the Company, including with respect to

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

the Forum and other venues (including MSG Spheres). See Note 10 for more information on this subordinated term loan receivable.
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions for a total consideration of approximately $47,244. The Company plans to utilize SACO as a preferred display technology provider for MSG Spheres and benefit from agreed upon commercial terms. The total consideration consisted of a $42,444 payment at closing and a $4,800 deferred payment, which was made in October 2018. As of the acquisition date, the carrying amount of the investment was greater than the Company’s equity interest in the underlying net assets of SACO. As such, the Company allocated the difference to amortizable intangible assets of $25,350 and is amortizing these intangible assets on a straight-line basis over the expected useful lives ranging from 6 to 12 years.
Summarized Financial Information of Equity Method Investees
The following is summarized financial information for those individually significant equity method investments as required by the guidance in the SEC Regulation S-X Rule 4-08(g). The amounts shown below represent 100% of this equity method investment’s results of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Results of Operations	2018 (b)	2017	2018 (b)	2017
Revenues	$68,460	$28,420	$109,492	$73,965
Income from continuing operations (a)	23,254	4,719	46,086	12,280
Net income (a)	23,254	4,719	46,086	12,280
Net income attributable to controlling interest	18,303	2,887	38,263	8,198
_________________

(a)	The amount for six months ended December 31, 2018 includes a gain of $11,561 on a sale attributable to one of the equity method investees.

(b)
The amounts for three and six months ended December 31, 2018 presented above include five and eight months of results of operations, respectively, which correspond to the Company’s recognition of earnings from this equity method investee.

Equity Investment with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds an investment of 3,208 shares of the common stock of Townsquare. Townsquare is a leading media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” In accordance with ASC Topic 321, Investments - Equity Securities, this investment is measured at readily determinable fair value and is reported under Other assets in the accompanying consolidated balance sheet as of December 31, 2018 and June 30, 2018. See Note 10 for more information on the fair value of the investment in Townsquare.
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of December 31, 2018 and June 30, 2018 are as follows:

MSG Entertainment	$165,558
MSG Sports	226,955
$392,513
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s indefinite-lived intangible assets as of December 31, 2018 and June 30, 2018 are as follows:

Sports franchises (MSG Sports segment)	$110,564
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$175,985
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2018	Gross	Accumulated Amortization	Net
Trade names	$101,830	$(9,523)	$92,307
Venue management contracts	79,000	(7,606)	71,394
Favorable lease assets	54,253	(8,079)	46,174
Season ticket holder relationships	50,032	(45,874)	4,158
Non-compete agreements	11,400	(3,289)	8,111
Festival rights	8,080	(1,347)	6,733
Other intangibles	10,064	(6,588)	3,476
	$314,659	$(82,306)	$232,353

June 30, 2018	Gross	Accumulated Amortization	Net
Trade names	$101,830	$(6,658)	$95,172
Venue management contracts	79,000	(5,324)	73,676
Favorable lease assets	54,253	(5,686)	48,567
Season ticket holder relationships	50,032	(44,206)	5,826
Non-compete agreements	11,400	(2,266)	9,134
Festival rights	8,080	(1,078)	7,002
Other intangibles	10,064	(5,635)	4,429
	$314,659	$(70,853)	$243,806
Amortization expense for intangible assets, excluding the amortization of favorable lease assets of $1,174 and $1,218 for the three months ended December 31, 2018 and 2017, respectively, which is reported in rent expense, was $4,448 and $5,012 for the three months ended December 31, 2018 and 2017, respectively. For the six months ended December 31, 2018 and 2017, amortization expense for intangible assets, excluding the amortization of favorable lease assets of $2,393 and $2,437 for the six months ended December 31, 2018 and 2017, respectively, which is reported in rent expense, was $9,060 and $9,546 respectively.
Note 9. Commitments and Contingencies
Commitments
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company’s commitments consist primarily of (i) the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for Company venues, including TAO Group venues, and various corporate offices, and (iii) the revolving credit facility provided by

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

the Company to Tribeca Enterprises (see Note 7). The Company did not have any material changes in its contractual obligations since the end of fiscal year 2018 other than activities in the ordinary course of business.
In connection with the TAO Group and CLG acquisitions, the Company has accrued deferred and contingent consideration as part of the purchase price allocation. See Note 10 for further details of the amount recorded in the accompanying consolidated balance sheet as of December 31, 2018.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	December 31, 2018	June 30, 2018
Assets:
Commercial Paper	I	$148,600	$147,098
Money market accounts	I	244,822	151,887
Time deposits	I	685,044	891,923
Equity investment with readily determinable fair value	I	13,089	20,756
Total assets measured at fair value		$1,091,555	$1,211,664
All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts and time deposits approximates fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2018		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$11,904	$11,904	$4,116	$4,116
Equity investment with readily determinable fair value (a)	13,089	13,089	20,756	20,756
Subordinated term loan receivable (b)	63,500	61,593	—	—
Liabilities
Long-term debt, including current portion (c)	$105,384	$108,305	$109,313	$111,588
_________________

(a)
Aggregate cost basis for the Company’s equity investment with readily determinable fair value in Townsquare, including transaction costs, was $23,222 as of December 31, 2018. The fair value of this investment is determined based on quoted market prices in an active market at the NYSE, which is classified within Level I of the fair value hierarchy. For the three and six months ended December 31, 2018, the Company recorded an unrealized loss of $12,031 and $7,667, respectively, as a result of changes in the market value related to this investment. The unrealized loss is reported in Miscellaneous expense, net in the accompanying consolidated statement of operations.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
In connection with the sale of the Company’s joint venture interest in AMSGE, the $63,500 outstanding balance under the revolving credit facility extended by the Company to AMSGE was converted to a subordinated term loan with a maturity date of September 20, 2021. The subordinated loan was assumed by an affiliate of AMSGE. The Company’s subordinated term loan receivable is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 7 for more information on this subordinated term loan receivable.

(c)
On January 31, 2017, TAO Group Intermediate Holdings LLC (“TAOIH”), TAO Group Operating LLC (“TAOG”) and certain of its subsidiaries entered into a $110,000 senior secured five-year term loan facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 11 for more information on this long-term debt.

Contingent Consideration Liabilities
In connection with the TAO Group and CLG acquisitions (see Note 3 and Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for further details), the Company recorded certain deferred and contingent consideration liabilities at fair value as part of the preliminary purchase price allocation. As of December 31, 2018 and June 30, 2018, the fair value of deferred and contingent consideration liabilities in connection with the TAO Group and CLG acquisitions was $8,195.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2018, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of December 31, 2018.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 28, 2018. This facility was undrawn as of December 31, 2018.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2018, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of December 31, 2018.
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
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with the financial covenants of the TAO Credit Facilities as of September 30, 2018 (the most recent date at which compliance was assessed under the TAO Credit Facilities). The TAO Revolving Credit Facility was undrawn as of December 31, 2018.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility. The interest rate on the TAO Credit Facilities as of September 30, 2018 was 10.25%. TAO Group made interest payments under the TAO Term Loan Facility of $2,730 and $2,593 for the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively (the periods for which TAO Group’s operating results are recorded in the Company’s consolidated statements of operations for the three months ended December 31, 2018 and 2017). For the twenty-six weeks ended September 30, 2018 and September 24, 2017 (the periods for which TAO Group’s operating results are recorded in the Company’s consolidated statements of operations for the six months ended December 31, 2018 and 2017), TAO Group made interest payments under the TAO Term Loan Facility of $5,489 and $5,138, respectively.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred Financing Costs
The following table summarizes the presentation of the TAO Term Loan Facility, and the related deferred financing costs in the accompanying consolidated balance sheets as of December 31, 2018 and June 30, 2018.

	December 31, 2018
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs (a)	$2,750	$(939)	$1,811
Long-term debt, net of deferred financing costs	102,634	(2,205)	100,429
Total	$105,384	$(3,144)	$102,240

	June 30, 2018
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,304	$(939)	$4,365
Long-term debt, net of deferred financing costs	104,009	(2,674)	101,335
Total	$109,313	$(3,613)	$105,700
_________________

(a)
In addition to the TAO Term Loan Facility disclosed above, the Current portion of long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet as of December 31, 2018 also includes $606 of short-term notes with respect to loans received by BCE from its noncontrolling interest holder during the six months ended December 31, 2018.

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported in the accompanying consolidated balance sheets as of December 31, 2018 and June 30, 2018.

	December 31, 2018	June 30, 2018
Other current assets	$778	$778
Other assets	1,521	1,906
Note 12. Pension Plans and Other Postretirement Benefit Plan
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2018 and 2017. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$20	$21	$27	$32
Interest cost	1,473	1,374	57	51
Expected return on plan assets	(782)	(721)	—	—
Recognized actuarial loss	318	280	10	—
Amortization of unrecognized prior service credit	—	—	(2)	(6)
Net periodic benefit cost	$1,029	$954	$92	$77

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$40	$42	$55	$63
Interest cost	2,946	2,613	115	90
Expected return on plan assets	(1,563)	(1,317)	—	—
Recognized actuarial loss	636	620	20	—
Amortization of unrecognized prior service credit	—	—	(3)	(18)
Net periodic benefit cost	$2,059	$1,958	$187	$135

Defined Contribution Pension Plans
For the three and six months ended December 31, 2018 and 2017, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follows:

Savings Plans				Union Savings Plan
Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
December 31,		December 31,		December 31,		December 31,
2018	2017	2018	2017	2018	2017	2018	2017
$3,076	$1,919	$5,376	$4,142	$26	$55	$48	$80

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 13. Share-based Compensation
See Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
For the three months ended December 31, 2018 and 2017, share-based compensation expense, which was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses, was $20,215 and $13,912, respectively. For the six months ended December 31, 2018 and 2017, share-based compensation expense was $30,404 and $26,816, respectively.

Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the six months ended December 31, 2018:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2018	212	271	$192.41
Granted	145	153	$305.40
Vested	(121)	(46)	$184.26
Forfeited	(10)	(18)	$225.72
Unvested award balance, December 31, 2018	226	360	$250.49
The fair value of RSUs that vested during the six months ended December 31, 2018 was $50,371. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 64 of these RSUs, with an aggregate value of $19,525 were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2018.
The fair value of RSUs that vested during the six months ended December 31, 2017 was $74,582. The weighted-average fair value per share at grant date of RSUs granted during the six months ended December 31, 2017 was $211.15.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the six months ended December 31, 2018:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2018	94	$210.13
Granted	449	$349.57
Balance as of December 31, 2018	543	$325.47	7.56	$5,402
Exercisable as of December 31, 2018	31	$210.13	8.96	$1,801

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the three months ended December 31, 2018, the Company granted 449 stock options that consisted of market priced stock options and premium priced stock options, for which the exercise price was equal to a 10% premium and 25% premium from the closing stock price at the date of grant. These stock options vest ratably over four years and are being expensed on a straight-line basis over the vesting period. The maximum contractual term is 7.50 years. The Company calculated the fair value of the market priced options on the date of grant using the Black-Scholes option pricing model and the premium priced options using the Monte Carlo Simulation. The following are key assumptions used to calculate the weighted-average grant-date fair value of the stock options:

	Market Price	10% Premium	25% Premium
Weighted-average grant date fair value	$79.99	$69.33	$55.64
Expected term	4.98 years	5.10 years	5.29 years
Expected volatility	22.11%	22.11%	22.11%
Risk-free interest rate	3.02%	3.11%	3.11%
The expected terms of the premium priced options were estimated using the simplified method but takes into account that the options are out-of-the-money at grant date and therefore likely to be exercised later. The risk-free interest rate for the premium priced options was determined using a 7.50 year rate, different from the 4.98 year rate used to determine the market priced stock options.
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
During the three and six months ended December 31, 2018, the Company did not engage in any share repurchase activities under its share repurchase program. As of December 31, 2018, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended December 31, 2018
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities (b)	Accumulated Other Comprehensive Loss
Balance as of September 30, 2018	$(40,519)	$(1,453)	$—	$(41,972)
Other comprehensive loss before reclassifications	—	(2,251)	—	(2,251)
Amounts reclassified from accumulated other comprehensive loss (a)	326	—	—	326
Other comprehensive income (loss)	326	(2,251)	—	(1,925)
Balance as of December 31, 2018	$(40,193)	$(3,704)	$—	$(43,897)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended December 31, 2017
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of September 30, 2017	$(39,080)	$—	$4,523	$(34,557)
Other comprehensive income (loss) before reclassifications	—	2,277	(7,443)	(5,166)
Amounts reclassified from accumulated other comprehensive loss (a)	274	—	—	274
Other comprehensive income (loss)	274	2,277	(7,443)	(4,892)
Balance as of December 31, 2017	$(38,806)	$2,277	$(2,920)	$(39,449)

	Six Months Ended December 31, 2018
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities (b)	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)
Reclassification of unrealized loss on available-for-sale securities	—	—	5,570	5,570
Other comprehensive loss before reclassifications	—	(3,202)	—	(3,202)
Amounts reclassified from accumulated other comprehensive loss (a)	653	—	—	653
Other comprehensive income (loss)	653	(3,202)	—	(2,549)
Balance as of December 31, 2018	$(40,193)	$(3,704)	$—	$(43,897)

	Six Months Ended December 31, 2017
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2017	$(39,408)	$—	$5,293	$(34,115)
Other comprehensive income (loss) before reclassifications	—	2,277	(8,213)	(5,936)
Amounts reclassified from accumulated other comprehensive loss (a)	602	—	—	602
Other comprehensive income (loss)	602	2,277	(8,213)	(5,334)
Balance as of December 31, 2017	$(38,806)	$2,277	$(2,920)	$(39,449)
________________

(a)
Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous expense, net in the accompanying consolidated statements of operations (see Note 12).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to accumulated deficit. See Notes 2 and 10 for more information on the Company’s adoption of ASU No. 2016-01 related to its investment in Townsquare and its impact on the Company’s operating results for the three and six months ended December 31, 2018.

Note 16. Income Taxes
On December 22, 2017, the enactment of the Tax Cuts and Jobs Act (“TCJA”) significantly changed U.S. tax law and included a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018.
Income tax expense for the three months ended December 31, 2018 of $656 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to a decrease in valuation allowance of $30,310, state income tax expense of $10,642, tax expense of $1,159 relating to noncontrolling interest, and the impact of nondeductible expenses of $2,479.
Income tax expense for the six months ended December 31, 2018 of $1,352 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to a decrease in valuation allowance of $18,976, state income tax expense of $7,547, excess tax benefit on share-based payment awards of $5,793, tax expense of $1,545 relating to noncontrolling interest, and tax expense of $6,383 relating to nondeductible expenses.
For the fiscal year ended June 30, 2018, the Company used a blended statutory federal income rate of 28% based upon the number of days that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21%, effective January 1, 2018.
Income tax benefit for the three months ended December 31, 2017 of $116,832 differs from income tax expense derived from applying the blended statutory federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in TCJA, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future federal net operating losses have an unlimited carry-forward period. This change with regard to future federal net operating losses allowed the Company to reduce the existing valuation allowance for a portion of its deferred tax assets for future deductible items. In addition, the Company recorded a decrease in the valuation allowance of $27,059 related to current period activity and a tax benefit of $3,241 resulting from a change in the state tax rate used to measure deferred taxes.
Income tax benefit for the six months ended December 31, 2017 of $116,070 differs from income tax expense derived from applying the blended statutory federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 in connection with the enactment of TCJA. In addition, the Company recorded a decrease in the valuation allowance of $24,399 related to current period activity and a tax benefit of $3,110 resulting from a change in the state tax rate used to measure deferred taxes.
The Company was notified during the third quarter of fiscal year 2018 that the IRS was commencing an audit of the federal income tax return for the year ended June 30, 2016. The Company does not expect the audit to result in any material changes.
Note 17. Related Party Transactions
As of December 31, 2018, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2.9% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company has various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a services agreement (the “Services Agreement”). Pursuant to the Services Agreement, which is effective July 1, 2018, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks similarly provides certain services to the Company, in exchange for service fees.
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
Effective July 1, 2018, the Company entered into various Aircraft Support Services Agreements (the “Support Agreements”), pursuant to which the Company provides certain aircraft support services to entities controlled by (i) the Company’s Executive Chairman, Chief Executive Officer and a director, (ii) Charles F. Dolan, a director of the Company, and (iii) Patrick Dolan, the son of Charles F. Dolan and brother of James L. Dolan. On December 17, 2018, the Company terminated the agreement providing services to the entity controlled by Charles F. Dolan, and entered into a new agreement with Charles F. Dolan and certain of his children, specifically: Thomas C. Dolan (a director of the Company), Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen Dolan, which provides substantially the same services as the prior agreement for a new aircraft.
In connection with the Support Agreements, the Company, through a wholly-owned subsidiary, entered into reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by the Company’s Executive Chairman, Chief Executive Officer and a director, and Kristin A. Dolan, his wife and a director of the Company, and (ii) Charles F. Dolan, a director of the Company, and Sterling Aviation, LLC, a company controlled by Charles F. Dolan (collectively, “CFD”), pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft (the “G550 Aircraft”). On December 17, 2018, in connection with the purchase of a new aircraft (as noted above), the Company replaced the dry lease agreement with CFD with a new dry lease agreement with Sterling2k LLC, an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of CFD and the sister of the Company’s Executive Chairman and Chief Executive Officer, which provides for the Company’s usage of the new aircraft.
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
As of December 31, 2018, BCE had $620 of notes payable, inclusive of accrued interest. See Note 11 for further information.
The Company also has certain arrangements with a nonconsolidated affiliate. See Note 7 for more information regarding an outstanding loan provided by the Company to its nonconsolidated affiliate. Additionally, the Company entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. As of December 31, 2018, the Company recorded approximately $2,400 of capital expenditures in connection with services provided to the Company under these agreements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenues	$65,012	$41,131	$71,746	$77,041
Operating expenses (credits):
Corporate general and administrative expenses, net - MSG Networks	$(2,772)	$(2,494)	$(5,276)	$(4,950)
Consulting fees	842	1,014	1,792	2,029
Advertising expenses	278	594	346	630
Other operating expenses, net	205	125	186	238
Revenues
Revenues from related parties primarily consist of local media rights recognized by the Company’s Sports segment from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets, as well as commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. As a result of the adoption of ASC Topic 606 in the current fiscal year, the Company recorded deferred revenue of $9,035 in the accompanying consolidated balance sheet as of December 31, 2018, related to the media rights agreements.
In addition, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory, advertising sales and consulting services to Tribeca Enterprises for a fee. The Company is also a party to certain commercial arrangements with AMC Networks and its subsidiaries.
Corporate General and Administrative Expenses, net - MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. Corporate general and administrative expenses, net - MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $2,779 and $2,488, respectively, for the three months ended December 31, 2018 and 2017. For the six months ended December 31, 2018 and 2017, corporate general and administrative expenses, net - MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $5,287 and $4,972, respectively.
Consulting Fees

On December 5, 2018, the Company’s joint venture interest in AMSGE was sold to Azoff Music, which resulted in the Company no longer being an owner of AMSGE (renamed The Azoff Company). Accordingly, The Azoff Company is not a related party of the Company, and thus the related party transactions disclosed herein that relate to AMSGE were recognized prior to December 5, 2018. Prior to the sale of AMSGE, the Company paid AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services. In the fourth quarter of fiscal year 2016, the Company paid $5,000 to AMSGE for work performed towards securing the right to lease property to be developed in Las Vegas. The Company began amortizing this cost during the three months ended September 30, 2018. The carrying amount is included in other assets in the accompanying consolidated balance sheets as of December 31, 2018 and June 30, 2018.

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
Note 18. Segment Information
The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. The Company allocates certain corporate costs and its performance venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation and amortization expense related to The Garden, Hulu Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvements not allocated to the reportable segments is reported in “Corporate and Other.” Additionally, the Company does not allocate any purchase accounting adjustments to the reporting segments.
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
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since adjusted operating income (loss) is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss). In addition, the retrospective adoption of ASU No. 2017-07 resulted in an immaterial improvement in operating income (loss) and adjusted operating income (loss) for the three and six months ended December 31, 2017 (see Note 2 for further detail).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended December 31, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$316,514	$315,843	$—	$—	$(170)	$632,187
Direct operating expenses		167,014	218,714	38	1,213	(170)	386,809
Selling, general and administrative expenses	(a)	52,457	53,313	30,521	522	122	136,935
Depreciation and amortization	(b)	3,769	1,984	18,947	5,466	—	30,166
Operating income (loss)		$93,274	$41,832	$(49,506)	$(7,201)	$(122)	$78,277
Earnings in equity method investments							9,487
Interest income							6,899
Interest expense							(5,176)
Miscellaneous expense, net	(c)						(12,863)
Income from operations before income taxes							$76,624

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$93,274	$41,832	$(49,506)	$(7,201)	$(122)	$78,277
Add back:
Share-based compensation		3,960	4,818	11,437	—	—	20,215
Depreciation and amortization		3,769	1,984	18,947	5,466	—	30,166
Other purchase accounting adjustments		—	—	—	1,735	—	1,735
Adjusted operating income (loss)		$101,003	$48,634	$(19,122)	$—	$(122)	$130,393

Other information:
Capital expenditures	(d)	$6,038	$1,218	$31,782	$—	$—	$39,038

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended December 31, 2017
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$271,216	$265,086	$—	$—	$536,302
Direct operating expenses		146,965	163,496	20	1,133	311,614
Selling, general and administrative expenses	(a)	45,057	49,821	25,851	—	120,729
Depreciation and amortization	(b)	4,362	1,849	19,589	4,744	30,544
Operating income (loss)		$74,832	$49,920	$(45,460)	$(5,877)	$73,415
Loss in equity method investments						(2,608)
Interest income						5,378
Interest expense						(3,798)
Miscellaneous expense	(c)					(1,228)
Income from operations before income taxes						$71,159

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$74,832	$49,920	$(45,460)	$(5,877)	$73,415
Add back:
Share-based compensation		3,051	3,905	6,956	—	13,912
Depreciation and amortization		4,362	1,849	19,589	4,744	30,544
Other purchase accounting adjustments		—	—	—	1,133	1,133
Adjusted operating income (loss)		$82,245	$55,674	$(18,915)	$—	$119,004

Other information:
Capital expenditures	(d)	$3,407	$588	$104,150	$—	$108,145

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$479,467	$371,195	$—	$—	$(340)	$850,322
Direct operating expenses		274,799	234,033	59	2,167	(340)	510,718
Selling, general and administrative expenses	(a)	101,426	95,530	54,597	581	122	252,256
Depreciation and amortization	(b)	8,251	3,926	38,217	9,462	—	59,856
Operating income (loss)		$94,991	$37,706	$(92,873)	$(12,210)	$(122)	$27,492
Earnings in equity method investments							20,012
Interest income							14,073
Interest expense							(9,209)
Miscellaneous expense, net	(c)						(9,096)
Income from operations before income taxes							$43,272

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$94,991	$37,706	$(92,873)	$(12,210)	$(122)	$27,492
Add back:
Share-based compensation		6,801	7,590	16,013	—	—	30,404
Depreciation and amortization		8,251	3,926	38,217	9,462	—	59,856
Other purchase accounting adjustments		—	—	—	2,748	—	2,748
Adjusted operating income (loss)		$110,043	$49,222	$(38,643)	$—	$(122)	$120,500

Other information:
Capital expenditures	(d)	$14,337	$2,130	$64,586	$—	$—	$81,053

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2017
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$435,497	$346,020	$—	$—	$781,517
Direct operating expenses		252,529	180,224	41	2,300	435,094
Selling, general and administrative expenses	(a)	89,448	91,797	45,144	24	226,413
Depreciation and amortization	(b)	8,523	3,755	39,889	8,923	61,090
Operating income (loss)		$84,997	$70,244	$(85,074)	$(11,247)	$58,920
Earnings in equity method investments						2,117
Interest income						9,764
Interest expense						(7,509)
Miscellaneous expense	(c)					(2,238)
Income from operations before income taxes						$61,054

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$84,997	$70,244	$(85,074)	$(11,247)	$58,920
Add back:
Share-based compensation		6,952	8,141	11,723	—	26,816
Depreciation and amortization		8,523	3,755	39,889	8,923	61,090
Other purchase accounting adjustments		—	—	—	$2,324	2,324
Adjusted operating income (loss)		$100,472	$82,140	$(33,462)	$—	$149,150

Other information:
Capital expenditures	(d)	$11,113	$1,559	$115,012	$—	$127,684
_________________

(a)
Corporate and Other’s selling, general and administrative expenses primarily consist of unallocated corporate general and administrative costs, including expenses associated with the Company’s business development initiatives.

(b)
Corporate and Other principally includes depreciation and amortization of The Garden, Hulu Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)
Miscellaneous expense, net for the three and six months ended December 31, 2018 includes (i) $12,031 and $7,667, respectively, of unrealized loss for the Company’s investment in Townsquare in connection with the prospective adoption of ASU No. 2016-01, (ii) $242 and $722, respectively, of dividend income for the Company’s investment in Townsquare, and (iii) $1,074 and $2,151, respectively, of non-service cost components of net periodic pension and postretirement benefit cost, which are no longer presented as a component of operating expenses, in connection with the retrospective adoption of ASU No. 2017-07. For the three and six months ended December 31, 2017, miscellaneous expense include (i) $250 of pre-tax non-cash impairment charge to write off the carrying value of one of the Company’s cost method investments and (ii) $978 and $1,988, respectively, of non-service cost components of net periodic pension and postretirement benefit cost in connection with the retrospective adoption of ASU No. 2017-07.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(d)
Corporate and Other’s capital expenditures for the three and six months ended December 31, 2018 are primarily related to the Company’s new venues in Las Vegas and London. MSG Entertainment’s capital expenditures for the six months ended December 31, 2018 are primarily associated with the opening of a new TAO Group venue. Corporate and Other’s capital expenditures for the three and six months ended December 31, 2017 are primarily associated with the purchase of land in London. MSG Entertainment’s capital expenditures for the six months ended December 31, 2017 are primarily associated with certain investments with respect to Radio City Music Hall.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Supplemental Information — Adoption Impact of ASC Topic 606 by Reportable Segment
The adoption of ASC Topic 606 has the following impacts on revenues, operating expenses and operating income (loss) for the three and six months ended December 31, 2018:

	Three Months Ended December 31, 2018
	MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
As reported under ASC Topic 606:
Revenues	$316,514	$315,843	$—	$—	$(170)	$632,187
Direct operating expenses	167,014	218,714	38	1,213	(170)	386,809
Selling, general and administrative expenses	52,457	53,313	30,521	522	122	136,935
Depreciation and amortization	3,769	1,984	18,947	5,466	—	30,166
Operating income (loss)	$93,274	$41,832	$(49,506)	$(7,201)	$(122)	$78,277

Changes due to the adoption of ASC Topic 606 (a)
Revenues	$8,519	$(47,108)	$—	$—	$—	$(38,589)
Direct operating expenses	11,020	(18,137)	—	—	—	(7,117)
Selling, general and administrative expenses	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	—	—
Operating loss	$(2,501)	$(28,971)	$—	$—	$—	$(31,472)

Amounts without the adoption of ASC Topic 606
Revenues	$325,033	$268,735	$—	$—	$(170)	$593,598
Direct operating expenses	178,034	200,577	38	1,213	(170)	379,692
Selling, general and administrative expenses	52,457	53,313	30,521	522	122	136,935
Depreciation and amortization	3,769	1,984	18,947	5,466	—	30,166
Operating income (loss)	$90,773	$12,861	$(49,506)	$(7,201)	$(122)	$46,805

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended December 31, 2018
	MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
As reported under ASC Topic 606:
Revenues	$479,467	$371,195	$—	$—	$(340)	$850,322
Direct operating expenses	274,799	234,033	59	2,167	(340)	510,718
Selling, general and administrative expenses	101,426	95,530	54,597	581	122	252,256
Depreciation and amortization	8,251	3,926	38,217	9,462	—	59,856
Operating income (loss)	$94,991	$37,706	$(92,873)	$(12,210)	$(122)	$27,492

Changes due to the adoption of ASC Topic 606 (a)
Revenues	$13,545	$(11,776)	$—	$—	$—	$1,769
Direct operating expenses	15,715	(18,051)	—	—	—	(2,336)
Selling, general and administrative expenses	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	—	—
Operating income (loss)	$(2,170)	$6,275	$—	$—	$—	$4,105

Amounts without the adoption of ASC Topic 606
Revenues	$493,012	$359,419	$—	$—	$(340)	$852,091
Direct operating expenses	290,514	215,982	59	2,167	(340)	508,382
Selling, general and administrative expenses	101,426	95,530	54,597	581	122	252,256
Depreciation and amortization	8,251	3,926	38,217	9,462	—	59,856
Operating income (loss)	$92,821	$43,981	$(92,873)	$(12,210)	$(122)	$31,597
_________________

(a)
Other than the changes to the operating income (loss) as shown above, the adoption of ASC Topic 606 did not impact other components of the reconciliation of operating income (loss) to adjusted operating income (loss), such as share-based compensation and purchase accounting adjustments. See Note 2 for additional information regarding the adoption of ASC Topic 606.

Note 19. Subsequent Events
Sale of New York Liberty
On January 30, 2019, the Company consummated the sale of the Liberty to B-Cubed Basketball, LLC. The sale of the Liberty will not have a material impact on the Company’s ongoing operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” “MSG,” or the “Company”), including, luxury tax payments or receipts, higher local media rights fees, possible impacts from the timing and cost of new venue construction, the potential Sports Distribution and the adoption of ASC Topic 606. See “Part I — Item 1. Business” of our Annual Report on Form 10-K for the year ended June 30, 2018 and Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Sports Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level of popularity of the Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing free agents and trades, subject to league salary caps and the impact of luxury tax;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City, Los Angeles, Las Vegas and London metropolitan areas where we have business activities;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other teams, other venues and other sports and entertainment options, including the construction of new competing venues;

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
MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group and BCE. TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands, including: TAO, Marquee, Lavo, Avenue, Beauty & Essex and Vandal. BCE produces New England’s premier live music festival, Boston Calling Music Festival. The MSG Entertainment segment also includes the Company’s original production — the Christmas Spectacular — and Obscura, a creative studio, which the Company acquired in November 2017.
MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Hartford Wolf Pack of the AHL, and the Westchester Knicks of the NBAGL. For all periods presented, MSG Sports also included the Liberty of the WNBA, which was sold in January 2019. See Note 19 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. The MSG Sports segment is also home to a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. The MSG Sports segment also includes CLG, a premier North American esports organization, which the Company acquired in July 2017, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League.

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
Factors Affecting Results of Operations
Adoption of ASC Topic 606, Revenue From Contracts With Customers
The Company’s consolidated and segment operating results for the three and six months ended December 31, 2018 were impacted by the adoption of ASC Topic 606. As a result, the Company’s revenues and direct operating expenses were higher by $38,589 and $7,117, respectively for the three months ended December 31, 2018. For the six months ended December 31, 2018, the Company’s revenues were lower by $1,769 and direct operating expenses were higher by $2,336.
The impact of the adoption of ASC Topic 606 on MSG Entertainment’s operating results resulted in a net decrease in revenues of $8,519 for the three months ended December 31, 2018 and a net decrease in revenues of $13,545 for the six months ended December 31, 2018, primarily associated with event-related revenues, as well as venue-related sponsorship and signage and suite license fee revenues. In addition, the adoption of ASC Topic 606 resulted in a decrease in direct operating expenses of $11,020 for the three months ended December 31, 2018 and a decrease in direct operating expenses of $15,715 for the six months ended December 31, 2018, primarily associated with event-related direct operating expenses.
For the MSG Sports’ operating results, the adoption of ASC Topic 606 resulted in a net increase in revenues of $47,108 for the three months ended December 31, 2018 and a net increase in revenues of $11,776 for the six months ended December 31, 2018, primarily associated with local media rights fees from MSG Networks, season tickets-related revenues, national media rights fees from NBA and NHL, suite license fee revenue, and professional sports teams’ sponsorship and signage revenues. In addition, the adoption of ASC Topic 606 resulted in a net increase in direct operating expenses of $18,137 for the three months ended December 31, 2018 and a net increase in direct operating expenses of $18,051 for the six months ended December 31, 2018, primarily associated with certain fulfillment costs associated with performance obligations in professional sports teams’ operating expenses.
Prior year period results have not been adjusted to reflect the adoption of ASC Topic 606 and, therefore, the Company’s consolidated and segment operating results for the three and six months ended December 31, 2018 are not directly comparable to results for the three and six months ended December 31, 2017.
Under ASC Topic 606 the suite license revenues for the Company’s MSG Entertainment and MSG Sports segments are now recognized proportionately as events at The Garden take place, as opposed to being recognized on a straight-line basis over the fiscal year under the prior standard. In addition, the majority of local media rights revenue is now recognized over the course of the regular season, as opposed to being recognized on a straight-line basis over the fiscal year under the prior standard. While this change in timing of revenue recognition resulted in an increase in local media rights revenue during the three months ended December 31, 2018 and a decrease in local media rights revenue during the six months ended December 31, 2018 as compared to the prior year period, the Company expects an increase in local media rights revenue during the three months ended March 31, 2019 and for the full fiscal year 2019.
In addition, the timing of certain fulfillment costs associated with performance obligations, primarily professional sports teams’ operating expenses, were also similarly impacted within the fiscal year.
See Notes 2 and 3 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the adoption of ASC Topic 606.
Obscura’s Operating Results
The results of operations of the Company and the MSG Entertainment segment for the three and six months ended December 31, 2018 include Obscura’s results of operations from the date of acquisition, November 20, 2017. Due to the timing of the Obscura acquisition, the Company’s results for the three and six months ended December 31, 2017 did not include full comparable periods of Obscura’s operating results.

This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2018 compared to the three and six months ended December 31, 2017 on a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2018 compared to the six months ended December 31, 2017, as well as certain contractual obligations and off balance sheet arrangements.
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

Results of Operations
Comparison of the Three Months Ended December 31, 2018 versus the Three Months Ended December 31, 2017
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	December 31,		Change
	2018	2017	Amount	Percentage
Revenues	$632,187	$536,302	$95,885	18%

Direct operating expenses	386,809	311,614	75,195	24%
Selling, general and administrative expenses	136,935	120,729	16,206	13%
Depreciation and amortization	30,166	30,544	(378)	(1)%
Operating income	78,277	73,415	4,862	7%
Other income (expense):
Earnings (loss) in equity method investments	9,487	(2,608)	12,095	NM
Interest income, net	1,723	1,580	143	9%
Miscellaneous expense, net	(12,863)	(1,228)	(11,635)	NM
Income from operations before income taxes	76,624	71,159	5,465	8%
Income tax benefit (expense)	(656)	116,832	(117,488)	(101)%
Net income	75,968	187,991	(112,023)	(60)%
Less: Net loss attributable to redeemable noncontrolling interests	(3,142)	(767)	(2,375)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,489)	(855)	(1,634)	(191)%
Net income attributable to The Madison Square Garden Company’s stockholders	$81,599	$189,613	$(108,014)	(57)%
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the three months ended December 31, 2018 as compared to the prior year period.
Our results for the three months ended December 31, 2018 are not directly comparable to our results for the prior year period due to the adoption of ASC Topic 606 and the timing of the Obscura acquisition. See “Factors Affecting Results of Operations” for a more detailed discussion, as well as a discussion of the expected increase in local media rights revenue during the current fiscal year.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$45,298	$20,049	$7,400	$(593)	$18,442
MSG Sports segment (a)	50,757	55,218	3,492	135	(8,088)
Corporate and Other	—	18	4,670	(642)	(4,046)
Purchase accounting adjustments	—	80	522	722	(1,324)
Inter-segment eliminations	(170)	(170)	122	—	(122)
	$95,885	$75,195	$16,206	$(378)	$4,862
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

Selling, general and administrative expenses - Corporate and Other
Selling, general and administrative expenses in Corporate and Other for the three months ended December 31, 2018 increased $4,670, or 18%, to $30,521 as compared to the prior year period. The increase was primarily due to higher employee compensation and related benefits, driven by an increase in share-based compensation expense and costs associated with the proposed Sports Distribution. The increase was partially offset by lower costs related to the Company’s business development initiatives.
Depreciation & amortization
Depreciation and amortization for the three months ended December 31, 2018 decreased $378, or 1%, to $30,166 as compared to the prior year period. The decrease was primarily due to certain assets being fully depreciated and amortized.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the three months ended December 31, 2018 increased $4,046, or 9%, to $49,506 as compared to the prior year period. The increase was due to higher selling, general and administrative expenses, as discussed above, partially offset by lower depreciation and amortization. Lower depreciation and amortization is a result of certain assets being fully depreciated and amortized. See Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Earnings (loss) in equity method investments
Earnings in equity method investments for the three months ended December 31, 2018 improved $12,095 to $9,487 as compared to the prior year period. The year-over-year improvement is primarily due to the increase in net earnings attributable to the Company’s investees, as well as a gain on the sale of the Company’s interest in AMSGE during the current year period as compared to the prior year period. The year-over-year improvement was partially offset by the amortization of basis difference attributable to intangible assets for the new investments in the current year period.
Miscellaneous expense, net
Net miscellaneous expense for the three months ended December 31, 2018 increased $11,635 to $12,863 as compared to the prior year period. The increase was primarily due to the unrealized loss related to the Company’s investment in Townsquare, partially offset by the dividends earned on the investment. As a result of the adoption of ASU No. 2016-01 during the first quarter of fiscal year 2019, the change in fair value of the investment in Townsquare is now recognized in net income. See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of the adoption of ASU No. 2016-01.
Income taxes
See Note 16 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Three Months Ended
	December 31,		Change
	2018	2017	Amount	Percentage
Operating income	$78,277	$73,415	$4,862	7%
Share-based compensation	20,215	13,912
Depreciation and amortization (a)	30,166	30,544
Other purchase accounting adjustments	1,735	1,133
Adjusted operating income	$130,393	$119,004	$11,389	10%
_________________

(a)	Depreciation and amortization includes purchase accounting adjustments of $5,466 and $4,744 for the three months ended December 31, 2018 and 2017, respectively.

Adjusted operating income for the three months ended December 31, 2018 increased $11,389, or 10%, to $130,393 as compared to the prior year period. The net increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$18,758
Decrease in adjusted operating income of the MSG Sports segment	(7,040)
Other net decreases	(207)
Inter-segment eliminations	(122)
$11,389
Net loss attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended December 31, 2018, the Company recorded $3,142 of net loss attributable to redeemable noncontrolling interests and $2,489 of net loss attributable to nonredeemable noncontrolling interests as compared to $767 of net income attributable to redeemable noncontrolling interests and $855 of net loss attributable to nonredeemable noncontrolling interests for the three months ended December 31, 2017. These amounts represent the share of net loss from the Company’s investments in TAO Group, BCE and CLG that are not attributable to the Company. In addition, the net loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Three Months Ended
	December 31,		Change
	2018	2017	Amount	Percentage
Revenues	$316,514	$271,216	$45,298	17%
Direct operating expenses	167,014	146,965	20,049	14%
Selling, general and administrative expenses	52,457	45,057	7,400	16%
Depreciation and amortization	3,769	4,362	(593)	(14)%
Operating income	$93,274	$74,832	$18,442	25%
Reconciliation to adjusted operating income:
Share-based compensation	3,960	3,051
Depreciation and amortization	3,769	4,362
Adjusted operating income	$101,003	$82,245	$18,758	23%
The comparability of the results of operations for the three months ended December 31, 2018 to the prior year period was impacted by the new revenue recognition standard and the timing of the Obscura acquisition. See “Factors Affecting Results of Operations” for more information.
Revenues
Revenues for the three months ended December 31, 2018 increased $45,298, or 17%, to $316,514 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$21,255
Increase in revenues from the presentation of the Christmas Spectacular	10,511
Increase in event-related revenues at The Chicago Theatre	5,857
Increase in venue-related sponsorship and signage and suite license fee revenues	5,411
Inclusion of revenues from Obscura	2,681
Increase in event-related revenues at the Beacon Theatre	2,072
Increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular	1,825
Decrease in event-related revenues at Hulu Theater at Madison Square Garden	(2,948)
Decrease in event-related revenues at the Forum	(1,796)
Other net increases	430
$45,298
The increase in event-related revenues at The Garden was primarily due to additional events held at the venue during the current year period as compared to the prior year period. The increase was partially offset by lower per event revenue during the current year period as compared to the prior year period and the impact of the new revenue recognition standard in the current year period.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to higher ticket-related revenue, mainly as a result of higher average ticket prices and an increase in average per-show paid attendance in the current year period as compared to the prior year period. The Company had 197 performances of the production in the second quarter of fiscal year 2019, the same number of performances as compared to the second quarter of fiscal year 2018. For the second quarter of fiscal year 2019, more than one million tickets were sold, representing a low-single digit percentage increase as compared to the prior year period.
The increase in event-related revenues at The Chicago Theatre was primarily due to additional events held at the venue and higher per event revenue during the current year period as compared to the prior year period.

The increase in venue-related sponsorship and signage and suite license fee revenues was due to the impact of the new revenue recognition standard in the current year period and higher sponsorship and signage revenues primarily due to increased sales of existing sponsorship and signage inventory.
Revenues from Obscura are included as a result of its acquisition by the Company on November 20, 2017. The current year period includes revenues from Obscura for three months as compared to approximately one month during the prior year period. Revenues from Obscura principally consist of revenues earned for work in designing and developing next-generation immersive experiences for third parties.
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
The decrease in event-related revenues at Hulu Theater at Madison Square Garden was primarily due to lower per event revenue and, to a lesser extent, fewer events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at the Forum was primarily due to the impact of the new revenue recognition standard in the current year period. The decrease was partially offset by higher per event revenue and additional events held at the venue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2018 increased $20,049, or 14%, to $167,014 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$9,183
Increase in event-related direct operating expenses at The Chicago Theatre	4,065
Increase in direct operating expenses associated with the presentation of the Christmas Spectacular	2,835
Increase in direct operating expenses associated with entertainment dining and nightlife offerings	2,820
Inclusion of direct operating expenses from Obscura	2,460
Increase in direct operating expenses associated with venue-related sponsorship and signage and suite licenses	845
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular	634
Increase in event-related direct operating expenses at the Beacon Theatre	404
Decrease in event-related direct operating expenses at the Forum	(3,396)
Decrease in event-related direct operating expenses at Hulu Theater at Madison Square Garden	(640)
Other net increases	839
$20,049
The increase in event-related direct operating expenses at The Garden was due to additional events held at the venue during the current year period as compared to the prior year period. The increase was partially offset by the impact of the new revenue recognition standard and lower per event expenses during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at The Chicago Theatre was primarily due to additional events held at the venue and higher per event expenses during the current year period as compared to the prior year period.
The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to (i) higher labor costs, (ii) costs related to show enhancements, and (iii) higher marketing expenses during the current year period as compared to the prior year period.
The increase in direct operating expenses associated with entertainment dining and nightlife offerings is primarily due to certain costs reported as selling, general and administrative expenses during the prior year period and an increase in employee compensation and related benefits.

Direct operating expenses from Obscura are included as a result of its acquisition by the Company on November 20, 2017. The current period includes direct operating expenses from Obscura for three months as compared to approximately one month during the prior year period. Direct operating expenses from Obscura principally consist of direct operating expenses related to designing and development costs associated with next-generation immersive experiences for third parties.
The increase in direct operating expenses associated with the venue-related sponsorship and signage and suite licenses was primarily due to increased sales of existing sponsorship inventory.
The decrease in event-related direct operating expenses at the Forum was primarily due to the impact of the new revenue recognition standard in the current year period. The decrease was partially offset by higher per event expenses and additional events held at the venue during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2018 increased $7,400, or 16%, to $52,457 as compared to the prior year period. The increase is primarily due to (i) higher venue pre-opening costs associated with entertainment dining and nightlife offerings, (ii) inclusion of Obscura’s selling, general and administrative costs, (iii) higher professional fees, and (iv) an increase in employee compensation and related benefits, slightly offset by certain costs reported as direct operating expenses during the current year period as compared to being reported as selling, general and administrative expenses during the prior year period.
Operating income
Operating income for the three months ended December 31, 2018 increased $18,442, or 25%, to $93,274 as compared to the prior year period primarily due to an increase in revenues, partially offset by higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended December 31, 2018 increased $18,758, or 23%, to $101,003 as compared to the prior year period primarily due to an increase in revenues, partially offset by higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, as discussed above, excluding share-based compensation expense.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Three Months Ended
	December 31,		Change
	2018	2017	Amount	Percentage
Revenues	$315,843	$265,086	$50,757	19%
Direct operating expenses	218,714	163,496	55,218	34%
Selling, general and administrative expenses	53,313	49,821	3,492	7%
Depreciation and amortization	1,984	1,849	135	7%
Operating income	$41,832	$49,920	$(8,088)	(16)%
Reconciliation to adjusted operating income:
Share-based compensation	4,818	3,905
Depreciation and amortization	1,984	1,849
Adjusted operating income	$48,634	$55,674	$(7,040)	(13)%
The comparability of the results of operations for the three months ended December 31, 2018 to the prior year period was impacted by the adoption of the new revenue recognition standard. See “Factors Affecting Results of Operations” for more information, as well as a discussion of the expected increase in local media rights revenue during the current fiscal year.

Revenues
Revenues for the three months ended December 31, 2018 increased $50,757, or 19%, to $315,843 as compared to the prior year period. The net increase is attributable to the following:

Increase in local media rights fees from MSG Networks	$23,166
Increase in revenues from league distributions	8,320
Increase in event-related revenues from other live sporting events	6,538
Increase in suite license fee revenues	5,821
Increase in professional sports teams’ pre/regular season ticket-related revenues	5,449
Increase in professional sports teams’ sponsorship and signage revenues and ad sales commissions	4,657
Decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales	(4,212)
Other net increases	1,018
$50,757
The increase in local media rights fees from MSG Networks was primarily due to the impact of the new revenue recognition standard in the current year period, and to a lesser extent, contractual rate increases.
The increase in revenues from league distributions was primarily due to the impact of the new revenue recognition standard in the current year period.

The increase in event-related revenues from other live sporting events was primarily due to higher per event revenue as well as more events during the current year period as compared to the prior year period.
The increase in suite license fee revenue was primarily due to the impact of the new revenue recognition standard in the current year period and rate increases, partially offset by lower sales of suite products and Knicks and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period.
The increase in professional sports teams’ pre/regular season ticket-related revenues was primarily due to the impact of the new revenue recognition standard in the current year period, partially offset by Knicks and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period. The Knicks played five fewer regular season games and Rangers played four fewer regular season games at The Garden during the current year period as compared to the prior year period.

The increase in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to the impact of the new revenue recognition standard in the current year period and increased sales of existing sponsorship and signage inventory.

The decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales was due to the Knicks and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2018 increased $55,218, or 34%, to $218,714 as compared to the prior year period. The net increase is attributable to the following:

Increase in net provisions for certain team personnel transactions	$37,996
Increase in team personnel compensation	10,755
Increase in other team operating expenses not discussed elsewhere in this table	3,493
Increase in event-related expenses associated with other live sporting events	2,787
Increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	1,744
Decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	(1,994)
Other net increases	437
$55,218

Net provisions for certain team personnel transactions and for league revenue sharing expense (excluding playoffs) were as follows:

	Three Months Ended		Increase
	December 31,
	2018	2017
Net provisions for certain team personnel transactions	$40,754	$2,758	$37,996
Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	22,717	20,973	1,744
Team personnel transactions for the three months ended December 31, 2018 reflect provisions recorded for player waivers/contract terminations of $39,167 and a player trade of $1,587. Team personnel transactions for the three months ended December 31, 2017 reflect provisions recorded for player waivers/contract terminations.

The increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher provisions for league revenue sharing expense of $3,244, partially offset by higher estimated NBA luxury tax credit of $1,500. Higher league revenue sharing expense primarily reflects the impact of the new revenue recognition standard in the current year period and higher estimated NBA and NHL revenue sharing expense for the 2018-19 season, partially offset by adjustments to prior seasons’ revenue sharing expense and higher estimated net player escrow recoveries. The Knicks were not a luxury tax payer for the 2017-18 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of December 31, 2018 would not result in the team being a luxury tax payer for the 2018-19 season and the estimated luxury tax receipt is currently anticipated to be higher than the luxury tax receipt for the 2017-18 season. The actual amounts for the 2018-19 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The increase in team personnel compensation was primarily the result of earlier recognition due to the impact of the new revenue recognition standard for fulfillment costs in the current year period, slightly offset by the impact of roster changes at the Company’s sports teams.

The increase in other team operating expenses was primarily the result of earlier recognition due to the impact of the new revenue recognition standard in the current year period, an increase in league assessments and other net increases, partially offset by lower day-of-event costs, primarily driven by the Knicks and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period.

The increase in event-related expenses associated with other live sporting events was primarily due to higher per event expenses as well as more events during the current year period as compared to the prior year period.

The decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was primarily due to the Knicks and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2018 increased $3,492, or 7%, to $53,313 as compared to the prior year period primarily due to higher employee compensation and related benefits and an increase in corporate general and administrative costs.
Operating income
Operating income for the three months ended December 31, 2018 decreased $8,088, or 16%, to $41,832 as compared to the prior year period primarily due to higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, partially offset by an increase in revenues, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended December 31, 2018 decreased $7,040, or 13%, to $48,634 as compared to the prior year period due to higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, partially offset by an increase in revenues, as discussed above.

Comparison of the Six Months Ended December 31, 2018 versus the Six Months Ended December 31, 2017
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Six Months Ended
	December 31,		Change
	2018	2017	Amount	Percentage
Revenues	$850,322	$781,517	$68,805	9%

Direct operating expenses	510,718	435,094	75,624	17%
Selling, general and administrative expenses	252,256	226,413	25,843	11%
Depreciation and amortization	59,856	61,090	(1,234)	(2)%
Operating income	27,492	58,920	(31,428)	(53)%
Other income (expense):
Earnings in equity method investments	20,012	2,117	17,895	NM
Interest income, net	4,864	2,255	2,609	116%
Miscellaneous expense, net	(9,096)	(2,238)	(6,858)	NM
Income from operations before income taxes	43,272	61,054	(17,782)	(29)%
Income tax benefit (expense)	(1,352)	116,070	(117,422)	(101)%
Net income	41,920	177,124	(135,204)	(76)%
Less: Net income (loss) attributable to redeemable noncontrolling interests	(3,655)	133	(3,788)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(3,812)	(1,515)	(2,297)	(152)%
Net income attributable to The Madison Square Garden Company’s stockholders	$49,387	$178,506	$(129,119)	(72)%
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the six months ended December 31, 2018 as compared to the prior year period.
Our results for the six months ended December 31, 2018 are not directly comparable to our results for the prior year period due to the adoption of ASC Topic 606 and the timing of the Obscura acquisition. See “Factors Affecting Results of Operations” for a more detailed discussion, as well as a discussion of the expected increase in local media rights revenue during the current fiscal year.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$43,970	$22,270	$11,978	$(272)	$9,994
MSG Sports segment (a)	25,175	53,809	3,733	171	(32,538)
Corporate and Other	—	18	9,453	(1,672)	(7,799)
Purchase accounting adjustments	—	(133)	557	539	(963)
Inter-segment eliminations	(340)	(340)	122	—	(122)
	$68,805	$75,624	$25,843	$(1,234)	$(31,428)
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

 Selling, general and administrative expenses - Corporate and Other
 Selling, general and administrative expenses in Corporate and Other for the six months ended December 31, 2018 increased $9,453, or 21%, to $54,597 as compared to the prior year period. The increase was primarily due to (i) costs associated with the proposed Sports Distribution, (ii) higher employee compensation and related benefits, driven by an increase in share-based compensation expense, and (iii) the inclusion of Obscura’s selling, general and administrative costs. The increase was partially offset by lower costs related to the Company’s business development initiatives.
Depreciation & amortization
Depreciation and amortization for the six months ended December 31, 2018 decreased $1,234, or 2%, to $59,856 as compared to the prior year period. The decrease was primarily due to certain assets being fully depreciated and amortized.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the six months ended December 31, 2018 increased $7,799, or 9%, to $92,873 as compared to the prior year period. The increase was primarily due to higher selling, general and administrative expenses as discussed above, partially offset by lower depreciation and amortization as a result of certain assets being fully depreciated and amortized. See Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Earnings in equity method investments
Earnings in equity method investments for the six months ended December 31, 2018 increased $17,895 to $20,012 as compared to the prior year period. The increase was due to (i) the improvement in the net earnings attributable to the Company’s investees, (ii) the gain on the sale of an AMSGE investment prior to the Company’s sale of its interest in AMSGE, and (iii) a gain on the sale of the Company’s interest in AMSGE during the current year period as compared to the prior year period. The increase was partially offset by the amortization of basis difference attributable to intangible assets for the new investments in the current year period.
Interest income, net
Net interest income for the six months ended December 31, 2018 increased $2,609, or 116%, to $4,864 as compared to the prior year period primarily due to higher interest income earned by the Company as a result of higher interest rates, partially offset by higher interest expense incurred under the TAO Term Loan Facility due to changes in interest rate.
Miscellaneous expense, net
Miscellaneous expense for the six months ended December 31, 2018 increased $6,858 to $9,096 as compared to the prior year period primarily due to the unrealized loss related to the Company’s investment in Townsquare, partially offset by the dividends earned on the investment. As a result of the adoption of ASU No. 2016-01 during the first quarter of fiscal year 2019, the change in fair value of the investment in Townsquare was recognized in net income. See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of the adoption of ASU No. 2016-01.
Income taxes
See Note 16 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.

Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Six Months Ended
	December 31,		Change
	2018	2017	Amount	Percentage
Operating income	$27,492	$58,920	$(31,428)	(53)%
Share-based compensation	30,404	26,816
Depreciation and amortization (a)	59,856	61,090
Other purchase accounting adjustments	2,748	2,324
Adjusted operating income	$120,500	$149,150	$(28,650)	(19)%
_________________

(a)	Depreciation and amortization includes purchase accounting adjustments of $9,462 and $8,923 for the six months ended December 31, 2018 and 2017, respectively.
Adjusted operating income for the six months ended December 31, 2018 decreased $28,650, or 19%, to $120,500 as compared to the prior year period. The net decrease is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$9,571
Decrease in adjusted operating income of the MSG Sports segment	(32,918)
Other net decreases	(5,181)
Inter-segment eliminations	(122)
$(28,650)
Other net decreases were primarily due to higher professional fees and the inclusion of Obscura’s selling, general and administrative costs. The increase in professional fees was due to costs associated with the proposed Sports Distribution partially offset by a decrease in costs related to the Company’s business development initiatives.

Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests

For the six months ended December 31, 2018, the Company recorded $3,655 of net loss attributable to redeemable noncontrolling interests and $3,812 of net loss attributable to nonredeemable noncontrolling interests as compared to $133 of net income attributable to redeemable noncontrolling interests and $1,515 of net loss attributable to nonredeemable noncontrolling interests for the six months ended December 31, 2017. These amounts represent the share of net income (loss) from the Company’s investments in TAO Group, BCE, and CLG that are not attributable to the Company. In addition, the net income (loss) attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Six Months Ended
	December 31,		Change
	2018	2017	Amount	Percentage
Revenues	$479,467	$435,497	$43,970	10%
Direct operating expenses	274,799	252,529	22,270	9%
Selling, general and administrative expenses	101,426	89,448	11,978	13%
Depreciation and amortization	8,251	8,523	(272)	(3)%
Operating income	$94,991	$84,997	$9,994	12%
Reconciliation to adjusted operating income:
Share-based compensation	6,801	6,952
Depreciation and amortization	8,251	8,523
Adjusted operating income	$110,043	$100,472	$9,571	10%
The comparability of the results of operations for the six months ended December 31, 2018 to the prior year period was impacted by the new revenue recognition standard and the timing of the Obscura acquisition. See “Factors Affecting Results of Operations” for more information.
Revenues
Revenues for the six months ended December 31, 2018 increased $43,970, or 10%, to $479,467 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$15,916
Increase in revenues from the presentation of the Christmas Spectacular	10,645
Increase in venue-related sponsorship and signage and suite license fee revenues	7,635
Inclusion of revenues from Obscura	7,393
Increase in event-related revenues at The Chicago Theatre	4,246
Increase in event-related revenues at the Beacon Theatre	1,862
Increase in revenues associated with entertainment dining and nightlife offerings	1,202
Decrease in event-related revenues at Hulu Theater at Madison Square Garden	(3,613)
Decrease in event-related revenues at the Forum	(1,374)
Decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular	(895)
Other net increases	953
$43,970
The increase in event-related revenues at The Garden was primarily due to additional events held at the venue and higher per event revenue during the current year period as compared to the prior year period. The increase was partially offset by the impact of the new revenue recognition standard in the current year period.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to higher ticket-related revenue, mainly as a result of higher average ticket prices and an increase in average per-show paid attendance in the current year period as compared to the prior year period. The Company had 197 performances of the production in the second quarter of fiscal year 2019, the same number of performances as compared to the second quarter of fiscal year 2018. For the second quarter of fiscal year 2019, more than one million tickets were sold, representing a low-single digit percentage increase as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite license fee revenues was due to higher sponsorship and signage revenues primarily due to increased sales of existing sponsorship and signage inventory and the impact of the new revenue recognition standard in the current year period.

Revenues from Obscura are included as a result of its acquisition by the Company on November 20, 2017. The current year period includes revenues from Obscura for six months as compared to approximately four months during the prior year period. Revenues from Obscura principally consist of revenues earned for work in designing and developing next-generation immersive experiences for third parties.
The increase in event-related revenues at The Chicago Theatre was primarily due to additional events held at the venue and higher per event revenue during the current year period as compared to the prior year period. The increase was partially offset by the impact of the new revenue recognition standard in the current year period.
The increase in event-related revenues at the Beacon Theatre was primarily due to additional events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at Hulu Theater at Madison Square Garden was primarily due to lower per event revenue and, to a lesser extent, fewer events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at the Forum was primarily due to the impact of the new revenue recognition standard in the current year period and lower per event revenue during the current year period as compared to the prior year period. The decrease was largely offset by additional events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular, was primarily due to fewer events held at the venue during the current year period as compared to the prior year period and, to a lesser extent, the impact of the new revenue recognition standard in the current year period. The decrease was largely offset by higher per event revenue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2018 increased $22,270, or 9%, to $274,799 as compared to the prior year period. The net increase is attributable to the following:

Inclusion of direct operating expenses from Obscura	$6,488
Increase in direct operating expenses associated with entertainment dining and nightlife offerings	6,167
Increase in event-related direct operating expenses at The Garden	3,870
Increase in event-related direct operating expenses at The Chicago Theatre	2,775
Increase in direct operating expenses associated with the presentation of the Christmas Spectacular	2,729
Increase in direct operating expenses associated with venue-related sponsorship and signage and suite licenses	1,725
Increase in venue operating costs	1,614
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular	1,113
Increase in event-related direct operating expenses at the Beacon Theatre	296
Decrease in event-related direct operating expenses at the Forum	(5,080)
Decrease in event-related direct operating expenses at Hulu Theater at Madison Square Garden	(777)
Other net increases	1,350
$22,270
Direct operating expenses from Obscura are included as a result of its acquisition by the Company on November 20, 2017. The current period includes direct operating expenses from Obscura for six months as compared to approximately four months during the prior year period. Direct operating expenses from Obscura principally consist of direct operating expenses related to designing and development costs associated with next-generation immersive experiences for third parties.
The increase in direct operating expenses associated with entertainment dining and nightlife offerings is primarily due to (i) certain costs reported as selling, general and administrative expenses during the prior year period, (ii) an increase in employee compensation and related benefits, and (iii) higher performer costs, inclusive of the impact from the opening of a new venue.
The increase in event-related direct operating expenses at The Garden was due to additional events held at the venue during the current year period as compared to the prior year period. The increase was partially offset by the impact of the new revenue recognition standard in the current year period.

The increase in event-related direct operating expenses at The Chicago Theatre was primarily due to additional events held at the venue and higher per event expenses during the current year period as compared to the prior year period. The increase was partially offset by the impact of the new revenue recognition standard in the current year period.
The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to (i) higher labor costs, (ii) costs related to show enhancements, and (iii) higher marketing expenses during the current year period as compared to the prior year period.
The increase in direct operating expenses associated with the venue-related sponsorship and signage and suite licenses was primarily due to increased sales of existing sponsorship inventory.
The increase in venue operating costs reflects higher labor costs and higher repair and maintenance costs at the Company’s venues, as well as higher real estate taxes at Radio City Music Hall during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular, was primarily due to higher per event expenses during the current year period as compared to the prior year period. The increase was partially offset by fewer events held at the venue during the current year period as compared to the prior year period as well as the impact of the new revenue recognition standard in the current year period.
The decrease in event-related direct operating expenses at the Forum was primarily due to the impact of the new revenue recognition standard in the current year period and lower per event expenses during the current year period as compared to the prior year period. The decrease was partially offset by additional events held at the venue during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2018 increased $11,978, or 13%, to $101,426 as compared to the prior year period. The increase is primarily due to (i) inclusion of Obscura’s selling, general and administrative costs, (ii) an increase in employee compensation and related benefits, (iii) higher venue pre-opening costs associated with entertainment dining and nightlife offerings, and (iv) an increase in professional fees, slightly offset by certain costs reported as direct operating expenses during the current year period as compared to being reported as selling, general and administrative expenses during the prior year period.
Operating income
Operating income for the six months ended December 31, 2018 increased $9,994, or 12%, to $94,991 as compared to the prior year period due to an increase in revenues, partially offset by higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the six months ended December 31, 2018 increased $9,571, or 10% to $110,043 as compared to the prior year period due to an increase in revenues, partially offset by higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses as discussed above, excluding share-based compensation expense.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Six Months Ended
	December 31,		Change
	2018	2017	Amount	Percentage
Revenues	$371,195	$346,020	$25,175	7%
Direct operating expenses	234,033	180,224	53,809	30%
Selling, general and administrative expenses	95,530	91,797	3,733	4%
Depreciation and amortization	3,926	3,755	171	5%
Operating income	$37,706	$70,244	$(32,538)	(46)%
Reconciliation to adjusted operating income:
Share-based compensation	7,590	8,141
Depreciation and amortization	3,926	3,755
Adjusted operating income	$49,222	$82,140	$(32,918)	(40)%
The comparability of the results of operations for the six months ended December 31, 2018 to the prior year period was impacted by the adoption of the new revenue recognition standard. See “Factors Affecting Results of Operations” for more information, as well as a discussion of the expected increase in local media rights revenue during the current fiscal year.
Revenues
Revenues for the six months ended December 31, 2018 increased $25,175, or 7%, to $371,195 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from league distributions	$17,365
Increase in event-related revenues from other live sporting events	6,454
Increase in professional sports teams’ sponsorship and signage revenues and ad sales commissions	5,173
Increase in professional sports teams’ pre/regular season ticket-related revenues	3,618
Increase in suite license fee revenues	2,468
Decrease in local media rights fees from MSG Networks	(6,014)
Decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales	(4,757)
Other net increases	868
$25,175
The increase in revenues from league distributions was primarily due to the impact of the new revenue recognition standard in the current year period and timing.

The increase in event-related revenues from other live sporting events was primarily due to higher per event revenue as well as more events during the current year period as compared to the prior year period.
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to the impact of the new revenue recognition standard in the current year period and increased sales of existing sponsorship and signage inventory.
The increase in professional sports teams’ pre/regular season ticket-related revenues was primarily due to the impact of the new revenue recognition standard in the current year period and higher average Knicks per-game revenue, partially offset by Knicks and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period and lower average Rangers and Liberty per-game revenue. See Note 19 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” for a discussion of the sale of the Liberty in January 2019. The Knicks played five fewer regular season games and the Rangers played four fewer regular season games at The Garden during the current year period as compared to the prior year period.

The increase in suite license fee revenue was primarily due to rate increases and the impact of the new revenue recognition standard in the current year period, partially offset by lower sales of suite products and Knicks and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period.
The decrease in local media rights fees from MSG Networks was primarily due to the impact of the new revenue recognition standard in the current year period, partially offset by contractual rate increases.
The decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to the Rangers, Knicks and Liberty playing fewer games at The Garden during the current year period as compared to the prior year period. See Note 19 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the sale of the Liberty in January 2019.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2018 increased $53,809, or 30%, to $234,033 as compared to the prior year period. The net increase is attributable to the following:

Increase in net provisions for certain team personnel transactions	$37,229
Increase in team personnel compensation	10,888
Increase in other team operating expenses not discussed elsewhere in this table	3,040
Increase in event-related expenses associated with other live sporting events	2,547
Increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	1,940
Decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	(2,917)
Other net increases	1,082
$53,809
Net provisions for certain team personnel transactions and for league revenue sharing expense (excluding playoffs) were as follows:

	Six Months Ended		Increase
	December 31,
	2018	2017
Net provisions for certain team personnel transactions	$40,087	$2,858	$37,229
Increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	23,820	21,880	1,940
Team personnel transactions for the six months ended December 31, 2018 reflects provisions, net of recoveries recorded in the current year period associated with prior year team personnel provisions, recorded for player waivers/contract terminations of $38,500 and a player trade of $1,587. Team personnel transactions for the six months ended December 31, 2017 reflect provisions recorded for player waivers/contract terminations.

The increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher provisions for league revenue sharing expense of $3,440, partially offset by higher estimated NBA luxury tax credit of $1,500. Higher league revenue sharing expense primarily reflects the impact of the new revenue recognition standard in the current year period and higher estimated NBA and NHL revenue sharing expense for the 2018-19 season, partially offset by adjustments to prior seasons’ revenue sharing expense and higher estimated net player escrow recoveries. The Knicks were not a luxury tax payer for the 2017-18 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of December 31, 2018 would not result in the team being a luxury tax payer for the 2018-19 season and the estimated luxury tax receipt is currently anticipated to be higher than the luxury tax receipt for the 2017-18 season. The actual amounts for the 2018-19 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The increase in team personnel compensation was primarily the result of earlier recognition due to the impact of the new revenue recognition standard for fulfillment costs in the current year period, slightly offset by the impact of roster changes at the Company’s sports teams.

The increase in other team operating expenses was primarily due to the impact of the new revenue recognition standard in the current year period, an increase in league assessments and other net increases, partially offset by lower day-of-event costs, primarily driven by the Knicks, Liberty and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period. During the current year period, the majority of the Liberty’s home games were played at the Westchester County Center, located in White Plains, NY. See Note 19 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the sale of the Liberty in January 2019.

The increase in event-related expenses associated with other live sporting events was primarily due to higher per event expenses as well as more events during the current year period as compared to the prior year period.

The decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was primarily due to the Knicks, Rangers and Liberty playing fewer games at The Garden during the current year period as compared to the prior year period. The Liberty played eight fewer games at The Garden during the current year period as compared to the prior year period, as the majority of their home games were played at the Westchester County Center, located in White Plains, NY. See Note 19 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the sale of the Liberty in January 2019.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2018 increased $3,733, or 4%, to $95,530 as compared to the prior year period primarily due to higher employee compensation and related benefits, higher marketing costs and an increase in corporate general and administrative costs.
Operating income
Operating income for the six months ended December 31, 2018 decreased $32,538, or 46%, to $37,706 as compared to the prior year period primarily due to higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, partially offset by an increase in revenues, as discussed above.
Adjusted operating income
Adjusted operating income for the six months ended December 31, 2018 decreased $32,918, or 40%, to $49,222, as compared to the prior year period due to higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, partially offset by an increase in revenues, as discussed above.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our $377,000 revolving credit facilities (see Note 11 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility and TAO Credit Facilities). Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in Las Vegas and London), investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations and mandatory purchases from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next 12 months, we believe we have sufficient liquidity, including approximately $1,228,000 in unrestricted cash and cash equivalents as of December 31, 2018, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, to pursue the development of the new venues discussed below and other new business opportunities and to repurchase shares of the Company’s Class A Common Stock.
TAO Group’s principal uses of cash include working capital related items, investments in new venues, tax-related cash distributions, interest expense payments and repayment of debt. TAO Group plans to grow its business through the opening of new venues. TAO Group regularly monitors and assesses its ability to meet its funding and investment requirements. Over the next 12 months, the Company believes that TAO Group has sufficient liquidity from cash on hand, cash generated from operations and its revolving credit facility to fund its operations, service debt obligations and pursue new business opportunities.
MSG Spheres
The Company is moving forward with its venue strategy to create the “venue of the future” — which we refer to as “MSG Sphere” for its spherical shape.
We plan to build the first MSG Sphere in Las Vegas, followed by London. We continue to refine our designs to ensure we are delivering the most immersive experience for guests while maximizing the efficiencies that come with constructing two venues that will have similar key features. For Las Vegas, the Company is in the final stages of site preparation and expects to begin foundation work in February, with the goal of opening the MSG Sphere in calendar year 2021.
In London, the Company acquired land in 2017 at a cost of $79,518, and is completing its planning application, which it expects to submit in the coming weeks. The Company plans to begin work following the receipt of all necessary approvals and the completion of construction drawings. Assuming the timely completion of those steps, the Company expects to open the London venue approximately one year after the Las Vegas venue opens.
Cost estimates for MSG Sphere Las Vegas and London have not yet been finalized as the Company continues to refine its design plans. MSG Sphere is an ambitious project that we believe will drive substantial new and enhanced revenue and adjusted operating income opportunities for the Company. Given the transformative nature of these venues, we expect that completion of these venues will require greater capital spend than would be required for a comparable sized entertainment venue.
In connection with these efforts, the Company will need to pursue additional capital beyond that which is available from cash on hand, cash flows from operations and borrowings under our revolving credit facilities. There is no assurance that we would be able to obtain such capital. The potential Sports Distribution contemplates that the Company would retain an approximate one-third interest in the sports company which, if completed, could provide the Company with an additional source of funding for its capital and other needs, including for costs associated with the design and construction of MSG Spheres. As is the case for any large scale real estate development projects, as the Company moves forward with the planning and construction for the MSG Spheres and other major new venues, the Company may face unexpected project delays and costs.
We will continue to explore additional domestic and international markets where we believe next-generation venues such as the MSG Sphere can be successful.
Revolving Credit Facilities Provided to Nonconsolidated Affiliates, Financing Agreements and Stock Repurchases
See Note 7, Note 11, Note 14 and Note 19 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s revolving credit facility extended to a nonconsolidated affiliate, the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company pays fees for the letters of credit that are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of December 31, 2018, the Company had $11,097 of letters of credit outstanding pursuant to which fees were credited against a note investment, which included two letters of credit for $750 pertaining to TAO Group as of September 30, 2018.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2018 other than activities in the ordinary course of business.

Cash Flow Discussion

As of December 31, 2018, cash, cash equivalents and restricted cash totaled $1,251,578, as compared to $1,256,620 as of June 30, 2018. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2018 and 2017:

	Six Months Ended December 31,
	2018	2017
Net cash provided by operating activities	$28,519	$52,599
Net cash used in investing activities	(15,878)	(143,872)
Net cash used in financing activities	(18,081)	(31,874)
Effect of exchange rates on cash, cash equivalents and restricted cash	398	12
Net decrease in cash, cash equivalents and restricted cash	$(5,042)	$(123,135)
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2018 decreased by $24,080 to $28,519 as compared to the prior year period primarily due to a decrease in net income adjusted for non-cash items, partially offset by changes in certain assets and liabilities. The decrease in net income adjusted for non-cash items include lower benefits from deferred income taxes as a result of the enactment of the TCJA in the prior year period and higher earnings in equity method investments in the current year period. The changes in certain assets and liabilities are driven by an increase in accrued and other liabilities, which includes the impact of a waiver of a player and the absence of a severance-related payment with a team executive, largely offset by (i) higher receivables in the current year period due to timing and the impact from the adoption of ASC Topic 606, (ii) the absence of a payment received in the prior year period related to a non-recurring league distribution, and (iii) lower deferred revenue primarily due to the timing of cash collections.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2018 decreased by $127,994 to $15,878 as compared to the prior year period primarily due to proceeds received from the sale of the Company’s 50% interest in AMSGE and, to a lesser extent, lower capital expenditures in the current year period compared to the prior year period primarily associated with the purchase of land in London during the second quarter of fiscal year 2018. The decrease was partially offset by the Company’s investment in SACO during the current year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2018 decreased by $13,793 to $18,081 as compared to the prior year period primarily due to (i) the non-recurrence of repurchases of shares of the Company’s Class A Common Stock in the prior year period, (ii) the non-recurrence of a contingent consideration payment related to the acquisition of CLG in the prior year period, and (iii) contributions from noncontrolling interest holders in the current year period. The decrease was partially offset by higher taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period.
Seasonality of Our Business
The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. This impact has become more significant as a result of adoption of ASC Topic 606.
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
The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2018 by reporting unit was as follows:

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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2018 by reportable segment:

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
In addition, we are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London and funds on deposit in various bank accounts. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes.
As of December 31, 2018, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $15.3 million in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2018, the Company had $259,639 remaining under the $525,000 Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended December 31, 2018, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement dated as of October 3, 2018, between The Madison Square Garden Company and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2018).†

10.2	Employment Agreement dated as of October 25, 2018, between The Madison Square Garden Company and Philip D’Ambrosio.†
10.3
Employment Agreement dated as of December 6, 2018, between The Madison Square Garden Company and Victoria Mink (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2018).†

10.4
Letter Agreement dated as of December 6, 2018, between The Madison Square Garden Company and Donna Coleman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2018).†

10.5
Aircraft Support Services Agreement, dated December 17, 2018, between MSG Sports & Entertainment, LLC and the Dolan Family Members (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018).

10.6
Dry Lease Agreement, dated December 17, 2018, between MSG Sports & Entertainment, LLC and Sterling2k LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2018).

10.7
Time Sharing Agreement, dated December 17, 2018, between MSG Sports & Entertainment, LLC and Andrew Lustgarten (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2018).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of February 2019.

The Madison Square Garden Company

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President and Chief Financial Officer