Form 10-Q
period 2019-03-31
Madison Square Garden Co
filed 2019-05-08
CIK 1636519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSG	New York Stock Exchange
Number of shares of common stock outstanding as of April 30, 2019:

Class A Common Stock par value $0.01 per share	—	19,228,993
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,153,060	$1,225,638
Restricted cash	29,033	30,982
Short-term investments	110,924	—
Accounts receivable, net	195,851	100,725
Net related party receivables	1,429	567
Prepaid expenses	55,065	28,761
Other current assets	69,189	28,996
Total current assets	1,614,551	1,415,669
Investments and loans to nonconsolidated affiliates	91,361	209,951
Property and equipment, net of accumulated depreciation and amortization of $785,712 and $713,357 as of March 31, 2019 and June 30, 2018, respectively	1,317,688	1,253,671
Amortizable intangible assets, net	226,949	243,806
Indefinite-lived intangible assets	175,985	175,985
Goodwill	392,513	392,513
Other assets	99,406	44,578
Total assets	$3,918,453	$3,736,173

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	March 31, 2019	June 30, 2018
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$24,776	$28,939
Net related party payables, current	32,195	13,675
Current portion of long-term debt, net of deferred financing costs	12,097	4,365
Accrued liabilities:
Employee related costs	152,026	123,992
Other accrued liabilities	205,047	180,272
Collections due to promoters	72,560	89,513
Deferred revenue	282,125	324,749
Total current liabilities	780,826	765,505
Related party payables, noncurrent	172	—
Long-term debt, net of deferred financing costs	90,984	101,335
Defined benefit and other postretirement obligations	39,492	49,240
Other employee related costs	63,907	53,501
Deferred tax liabilities, net	91,080	78,968
Other liabilities	71,277	56,905
Total liabilities	1,137,738	1,105,454
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	71,759	76,684
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,229 and 19,136 shares outstanding as of March 31, 2019 and June 30, 2018, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2019 and June 30, 2018	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2019 and June 30, 2018	—	—
Additional paid-in capital	2,830,411	2,817,873
Treasury stock, at cost, 1,219 and 1,312 shares as of March 31, 2019 and June 30, 2018, respectively	(207,790)	(223,662)
Retained earnings (accumulated deficit)	102,234	(11,059)
Accumulated other comprehensive loss	(37,187)	(46,918)
Total The Madison Square Garden Company stockholders’ equity	2,687,917	2,536,483
Nonredeemable noncontrolling interests	21,039	17,552
Total equity	2,708,956	2,554,035
Total liabilities, redeemable noncontrolling interests and equity	$3,918,453	$3,736,173

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues (a)	$517,190	$459,621	$1,367,512	$1,241,138

Operating expenses:
Direct operating expenses (b)	310,792	299,420	821,510	735,440
Selling, general and administrative expenses (c)	138,949	121,447	391,205	346,934
Depreciation and amortization	28,936	30,429	88,792	91,519
Operating income	38,513	8,325	66,005	67,245
Other income (expense):
Earnings (loss) in equity method investments	(2,881)	(678)	17,131	1,439
Interest income (d)	7,988	5,224	22,061	14,988
Interest expense	(4,405)	(3,965)	(13,614)	(11,474)
Miscellaneous income (expense), net	6,201	(440)	(2,895)	(2,678)
	6,903	141	22,683	2,275
Income from operations before income taxes	45,416	8,466	88,688	69,520
Income tax benefit (expense)	(11,253)	(652)	(12,605)	115,418
Net income	34,163	7,814	76,083	184,938
Less: Net income (loss) attributable to redeemable noncontrolling interests	(7)	389	(3,662)	522
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,101)	(1,716)	(4,913)	(3,231)
Net income attributable to The Madison Square Garden Company’s stockholders	$35,271	$9,141	$84,658	$187,647

Basic earnings per common share attributable to The Madison Square Garden Company’s stockholders	$1.48	$0.39	$3.56	$7.94
Diluted earnings per common share attributable to The Madison Square Garden Company’s stockholders	$1.48	$0.38	$3.55	$7.87
Weighted-average number of common shares outstanding:
Basic	23,792	23,683	23,759	23,623
Diluted	23,881	23,809	23,868	23,843
_________________

(a)
Includes revenues from related parties of $74,020 and $42,376 for the three months ended March 31, 2019 and 2018, respectively, and $145,766 and $119,417 for the nine months ended March 31, 2019 and 2018, respectively.

(b)
Includes net charges from related parties of $325 and $262 for the three months ended March 31, 2019 and 2018, respectively, and $814 and $833 for the nine months ended March 31, 2019 and 2018, respectively.

(c)
Includes net charges to related parties of $2,451 and $1,048 for the three months ended March 31, 2019 and 2018, respectively, and $5,892 and $3,672 for the nine months ended March 31, 2019 and 2018, respectively.

(d)
Includes interest income from nonconsolidated affiliates of $380 and $1,259 for the three months ended March 31, 2019 and 2018, respectively, and $2,714 and $4,576 for the nine months ended March 31, 2019 and 2018, respectively.

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2019		2018		2019		2018
Net income		$34,163		$7,814		$76,083		$184,938
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$328		$310		$984		$930
Amortization of prior service credit included in net periodic benefit cost	(1)	327	(10)	300	(4)	980	(28)	902
Cumulative translation adjustments		6,383		3,656		3,181		5,933
Net changes related to available-for-sale securities		—		802		—		(7,411)
Other comprehensive income (loss)		6,710		4,758		4,161		(576)
Comprehensive income		40,873		12,572		80,244		184,362
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests		(7)		389		(3,662)		522
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(1,101)		(1,716)		(4,913)		(3,231)
Comprehensive income attributable to The Madison Square Garden Company’s stockholders		$41,981		$13,899		$88,819		$187,071

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$76,083	$184,938
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,792	91,519
Provision for (benefit from) deferred income taxes	12,112	(115,818)
Share-based compensation expense	45,984	36,892
Earnings in equity method investments	(17,131)	(1,439)
Purchase accounting adjustments associated with rent-related intangibles and deferred rent	3,197	3,474
Unrealized loss on equity investment with readily determinable fair value	2,405	—
Other non-cash adjustments	3,831	1,819
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(95,892)	(40,067)
Net related party receivables	(862)	1,137
Prepaid expenses and other assets	(58,665)	9,006
Accounts payable	(4,163)	2,700
Net related party payables	18,692	9,776
Accrued and other liabilities	48,013	(58,256)
Collections due to promoters	(16,953)	16,125
Deferred revenue	(8,099)	23,211
Net cash provided by operating activities	97,344	165,017
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(117,222)	(159,113)
Purchase of short-term investments	(112,735)	—
Payments for acquisition of assets	—	(6,000)
Payments for acquisition of businesses, net of cash acquired	—	(8,288)
Investments and loans to nonconsolidated affiliates	(51,807)	(11,132)
Proceeds from sale of nonconsolidated affiliate	125,000	—
Loan repayment received from nonconsolidated affiliates	—	2,600
Loan repayment received from subordinated debt	4,765	—
Cash paid for notes receivable	(7,761)	(1,500)
Net cash used in investing activities	(159,760)	(183,433)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2019	2018
Cash flows from financing activities:
Repurchases of common stock	—	(11,830)
Taxes paid in lieu of shares issued for equity-based compensation	(19,525)	(33,589)
Noncontrolling interest holders capital contribution	5,560	3,000
Distributions to noncontrolling interest holders	(1,263)	(3,750)
Loans from noncontrolling interest holders	606	—
Principal repayment on long-term debt	(3,929)	—
Payment of contingent consideration	—	(4,000)
Payments for financing costs	—	(62)
Net cash used in financing activities	(18,551)	(50,231)
Effect of exchange rates on cash, cash equivalents and restricted cash	6,440	924
Net decrease in cash, cash equivalents and restricted cash	(74,527)	(67,723)
Cash, cash equivalents and restricted cash at beginning of period	1,256,620	1,272,114
Cash, cash equivalents and restricted cash at end of period	$1,182,093	$1,204,391
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	17,601	5,127
Tenant improvement paid by landlord	13,715	—
Share-based compensation capitalized in property and equipment	1,951	—
Accrued earn-out liability and other contingencies	—	4,573
Acquisition of assets not yet paid	—	3,000

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2019
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$249	$2,812,880	$(207,790)	$66,963	$(43,897)	$2,628,405	$18,984	$2,647,389	$72,770
Net income (loss)	—	—	—	35,271	—	35,271	(1,101)	34,170	(7)
Other comprehensive income	—	—	—	—	6,710	6,710	—	6,710	—
Comprehensive income (loss)						41,981	(1,101)	40,880	(7)
Share-based compensation	—	17,531	—	—	—	17,531	—	17,531	—
Contribution of joint venture interests	—	—	—	—	—	—	3,156	3,156	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,004)
Balance as of March 31, 2019	$249	$2,830,411	$(207,790)	$102,234	$(37,187)	$2,687,917	$21,039	$2,708,956	$71,759

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2018
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2017	$249	$2,838,120	$(242,495)	$27,693	$(39,449)	$2,584,118	$17,559	$2,601,677	$77,819
Net income (loss)	—	—	—	9,141	—	9,141	(1,716)	7,425	389
Other comprehensive income	—	—	—	—	4,758	4,758	—	4,758	—
Comprehensive income (loss)						13,899	(1,716)	12,183	389
Share-based compensation	—	10,076	—	—	—	10,076	—	10,076	—
Tax withholding associated with shares issued for equity-based compensation	—	(21,357)	—	—	—	(21,357)	—	(21,357)	—
Common stock issued under stock incentive plans	—	(17,938)	17,938	—	—	—	—	—	—
Contribution of joint venture interests	—	—	—	—	—	—	3,996	3,996	—
Balance as of March 31, 2018	$249	$2,808,901	$(224,557)	$36,834	$(34,691)	$2,586,736	$19,839	$2,606,575	$78,208

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2019
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684
Adoption of ASU No. 2016-01	—	—	—	(5,570)	5,570	—	—	—	—
Adoption of ASC Topic 606	—	—	—	34,205	—	34,205	—	34,205	—
Net income (loss)	—	—	—	84,658	—	84,658	(4,913)	79,745	(3,662)
Other comprehensive income	—	—	—	—	4,161	4,161	—	4,161	—
Comprehensive income (loss)						88,819	(4,913)	83,906	(3,662)
Share-based compensation	—	47,935	—	—	—	47,935	—	47,935	—
Tax withholding associated with shares issued for equity-based compensation	—	(19,525)	—	—	—	(19,525)	—	(19,525)	—
Common stock issued under stock incentive plans	—	(15,872)	15,872	—	—	—	—	—	—
Contribution of joint venture interests	—	—	—	—	—	—	8,400	8,400	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,263)
Balance as of March 31, 2019	$249	$2,830,411	$(207,790)	$102,234	$(37,187)	$2,687,917	$21,039	$2,708,956	$71,759

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2018
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2017	$249	$2,832,516	$(242,077)	$(148,410)	$(34,115)	$2,408,163	$11,698	$2,419,861	$80,630
Change in accounting policy related to share-based forfeiture rates	—	2,403	—	(2,403)	—	—	—	—	—
Net income (loss)	—	—	—	187,647	—	187,647	(3,231)	184,416	522
Other comprehensive loss	—	—	—	—	(576)	(576)	—	(576)	—
Comprehensive income (loss)						187,071	(3,231)	183,840	522
Share-based compensation	—	36,921	—	—	—	36,921	—	36,921	—
Tax withholding associated with shares issued for equity-based compensation	—	(33,589)	—	—	—	(33,589)	—	(33,589)	—
Common stock issued under stock incentive plans	—	(29,350)	29,350	—	—	—	—	—	—
Repurchases of common stock	—	—	(11,830)	—	—	(11,830)	—	(11,830)	—
Contribution of joint venture interests	—	—	—	—	—	—	3,996	3,996	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(806)	(806)	(2,944)
Noncontrolling interests from acquisitions	—	—	—	—	—	—	8,182	8,182	—
Balance as of March 31, 2018	$249	$2,808,901	$(224,557)	$36,834	$(34,691)	$2,586,736	$19,839	$2,606,575	$78,208

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
MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA G League (the “NBAGL”). The professional sports franchises are collectively referred to herein as “the sports teams.” For all periods presented, MSG Sports also included the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), which was sold in January 2019. The MSG Sports segment also includes other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, tennis and college wrestling, all of which the Company promotes, produces and/or presents. In addition, the MSG Sports segment includes Counter Logic Gaming (“CLG”), a premier North American esports organization, which the Company acquired in July 2017, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as “the esports teams,” and together with the sports teams, “the teams.”
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
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
Potential Spin-off Transaction
On June 27, 2018, the Company announced that its board of directors (“Board”) has authorized the Company’s management to explore a possible spin-off that would create a separately-traded public company comprised of its sports businesses, including the New York Knicks and New York Rangers professional sports franchises (the “Sports Distribution”). On October 4, 2018, in connection with the Sports Distribution, a subsidiary of the Company submitted an initial Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”) (which has been amended). If the Company proceeds with the Sports Distribution, it would be structured as a tax-free transaction to the Company’s stockholders. Upon completion of the contemplated separation, record holders of the Company’s common stock would receive a pro-rata distribution, expected to be equivalent, in the aggregate, to an approximately two-thirds economic interest in the sports company. The remaining common stock, expected to be equivalent to an approximately one-third economic interest in the sports company, would be retained by the Company. There can be no assurance that the proposed transaction will be completed in the manner described above, or at all. The Company’s management is working to complete the proposed transaction in the second half of calendar year 2019. Completion of the transaction would be subject to various conditions, including certain league approvals, a private letter ruling from the Internal Revenue Service (“IRS”), receipt of a tax opinion from counsel and final Board approval. The Company will

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

maintain the current operating structure and will continue to report the financial results of its sports business in continuing operations until the Sports Distribution is completed.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 (“fiscal year 2018”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Entertainment segment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company’s fiscal year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. This impact has become more significant as a result of the adoption of ASC Topic 606 (as defined below).
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation. The reclassifications primarily relate to: (i) the presentation in the consolidated statement of cash flows for the prior year period in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash, (ii) the presentation of the non-service cost components of net periodic pension and postretirement benefit cost in the consolidated statement of operations for the prior year period in connection with the adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, (iii) segregation of amounts due to promoters from deferred revenue in connection with the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606) (referred to herein as “ASC Topic 606”), and (iv) an indefinite-lived intangible asset that was previously reported under other assets. See Note 2 for further details related to the adoption of ASU No. 2016-18, ASU No. 2017-07, and ASC Topic 606.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from TAO Group, BCE and CLG, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. TAO Group, BCE and CLG are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the classification of redeemable noncontrolling interests of TAO Group. In addition, TAO Group’s results are reported on a three-month lag basis and TAO Group reports on a fiscal year reflecting the retail calendar that ends on the last Sunday of the calendar year (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three months ended March 31, 2019 and 2018 include TAO Group’s operating results for 13 weeks from October 1, 2018 to December 30, 2018 and for 14 weeks from September 25, 2017 to December 31, 2017, respectively. The Company’s results for the nine months ended March 31, 2019 and 2018 include TAO Group’s operating results for 39 weeks from April 2, 2018 to December 30, 2018 and for 40 weeks from March 27, 2017 to December 31, 2017, respectively.

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
Short-term investments
Short-term investments consist of investments that (i) have original maturities of greater than three months and (ii) the Company expects to convert into cash within one year. The Company currently has a pound-denominated time deposit that has an original maturity date of six months from inception. The Company classified this investment at the time of purchase as “held-to-maturity” and re-evaluates its classification quarterly based on whether the Company has the intent and ability to hold until maturity. This investment, which is recorded at cost and adjusted for accrued interest, approximates fair value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities in the Company's consolidated statements of cash flows.
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
The adoption of ASC Topic 606 had the following impact on revenues, operating expenses and operating income for the three and nine months ended March 31, 2019:

	Three Months Ended March 31, 2019
	As reported under ASC Topic 606	Changes due to the adoption of ASC Topic 606 (a)	Amounts without adoption of ASC Topic 606
Revenues	$517,190	$(41,392)	$475,798

Operating expenses:
Direct operating expenses	310,792	4,518	315,310
Selling, general and administrative expenses	138,949	—	138,949
Depreciation and amortization	28,936	—	28,936
Operating income (loss)	$38,513	$(45,910)	$(7,397)

	Nine Months Ended March 31, 2019
	As reported under ASC Topic 606	Changes due to the adoption of ASC Topic 606 (a)	Amounts without adoption of ASC Topic 606
Revenues	$1,367,512	$(39,623)	$1,327,889

Operating expenses:
Direct operating expenses	821,510	2,182	823,692
Selling, general and administrative expenses	391,205	—	391,205
Depreciation and amortization	88,792	—	88,792
Operating income	$66,005	$(41,805)	$24,200
_________________

(a)	See Note 18 for the impact of the adoption of ASC Topic 606 on the Company’s reportable segments results of operations.

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The primary purpose of ASU No. 2016-18 is to reduce diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This standard requires that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2019 retrospectively and it resulted in a decrease to net cash flows provided by operating activities of $6,163 for the nine months ended March 31, 2018. See Note 6 for a reconciliation of the cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the amounts as reported on the consolidated statements of cash flows.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07 requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose by line item the amount of net benefit cost that is included in the statement of operations or capitalized in assets. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period and to report other components of net benefit cost separately and outside the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost in the statements of operations and on a prospective basis for the capitalization of the service cost component of net benefit cost in assets. The Company adopted this standard in the first quarter of fiscal year 2019 retrospectively and elected the practical expedient allowed by ASU No. 2017-07 to utilize amounts disclosed in the Company’s pension plans and other postretirement benefit plan (see Note 12) for the prior comparative period as the estimation basis for applying the retrospective presentation requirements. As a result, the Company recorded a prior period adjustment in the accompanying consolidated statements of operations for the three months ended March 31, 2018 to decrease Direct operating expenses and Selling, general and administrative expenses by $286 and $707, respectively, which was related to the non-service cost components of net periodic pension and postretirement benefit cost, with a corresponding adjustment of $993 in Miscellaneous income (expense), net. For the nine months ended March 31, 2018, the Company recorded a prior period adjustment in the accompanying consolidated statements of operations to decrease Direct operating expenses and Selling, general and administrative expenses by $809 and $2,172, respectively, which was related to the non-service cost components of net periodic pension and postretirement benefit cost, with a corresponding adjustment of $2,981 in Miscellaneous income (expense), net. For the three and nine months ended March 31, 2019, the non-service cost components of net periodic pension and postretirement benefit cost included under Miscellaneous income (expense), net in the accompanying consolidated statements of operations was $1,077 and $3,228, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 specifies that ASC Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU No. 2018-07 also clarifies that ASC Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. The Company early adopted this standard in the third quarter of fiscal year 2019. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. ASU No. 2016-02, among other things, (i) requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) — Land Easement Practical Expedient for Transition to Topic 842, which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842) Targeted improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The effective date and transition requirements for ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 are the same as ASU No. 2016-02. This standard, as amended, will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied using the modified retrospective approach for all leases existing as of the effective date. The Company plans to adopt this standard using the optional transition method allowed by ASU No. 2018-11, whereby the Company will initially apply the new leases standard at July 1, 2019, and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing. Based on efforts to date, the adoption of the standard will result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The standard will be effective for the Company in the fourth quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-14 are required to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 — Financial Instruments. This ASU provides narrow-scope amendments to help apply these recent standards. The transition requirements and effective date of this ASU will be effective for the Company in the first quarter of fiscal year 2021with early adoption permitted for certain amendments. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the three and nine months ended March 31, 2019, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and nine months ended March 31, 2019:

	Three Months Ended March 31, 2019
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related (a)	$144,459	$159,405	$(685)	$303,179
Sponsorship, signage and suite licenses	17,666	66,714	(171)	84,209
League distributions	—	50,996	—	50,996
Local media rights fees from MSG Networks	—	66,073	—	66,073
Other (b)	4,327	8,406	—	12,733
Total revenues from contracts with customers	$166,452	$351,594	$(856)	$517,190

	Nine Months Ended March 31, 2019
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related (a)	$564,244	$316,368	$(685)	$879,927
Sponsorship, signage and suite licenses	57,658	149,875	(511)	207,022
League distributions	—	107,924	—	107,924
Local media rights fees from MSG Networks	—	130,244	—	130,244
Other (b)	24,017	18,378	—	42,395
Total revenues from contracts with customers	$645,919	$722,789	$(1,196)	$1,367,512
_________________

(a)
Consists of (i) ticket sales and other ticket-related revenues, (ii) TAO Group’s entertainment dining and nightlife offerings, (iii) food, beverage and merchandise sales, and (iv) venue license fees from third-party promoters.

(b)	Primarily consists of (i) advertising commission revenue from MSG Networks, (ii) managed venue revenues from TAO Group, and (iii) revenues from Obscura.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2019 and July 1, 2018.

	March 31,	July 1,
	2019	2018
Receivables from contracts with customers, net (a)	$195,934	$100,930
Contract assets, current (b)	32,454	4,366
Deferred revenue, including non-current portion (c)	296,392	304,501
_________________

(a)
Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2019 and July 1, 2018, the Company’s receivables from contracts with customers above included $83 and $205, respectively, related to various related parties. See Note 17 for further details on these related party arrangements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
Contract assets, which are reported as Other current assets in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional. As of March 31, 2019, the Company’s contract assets above included $20,780 of contract assets related to local media rights with MSG Networks. See Note 17 for further details on these related party arrangements.

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from a customer in advance of the Company’s transfer of goods or services to that customer. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. Revenue recognized for the nine months ended March 31, 2019 relating to the deferred revenue balance as of July 1, 2018 was $244,772.

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal year 2019 (remainder)	$42,384
Fiscal year 2020	207,438
Fiscal year 2021	170,701
Fiscal year 2022	128,453
Fiscal year 2023	74,898
Thereafter	172,613
$796,487

Note 4. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel of the Company’s sports teams for waivers/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were $16,976 and $7,119 for the three months ended March 31, 2019 and 2018, respectively, and $57,063 and $9,977 for the nine months ended March 31, 2019 and 2018, respectively. Team personnel transactions for the three and nine months ended March 31, 2018 are reported net of insurance recoveries of $468.
Note 5. Computation of Earnings per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,792	23,683	23,759	23,623
Dilutive effect of shares issuable under share-based compensation plans	89	126	109	220
Weighted-average shares for diluted EPS	23,881	23,809	23,868	23,843
Weighted-average anti-dilutive shares	449	94	340	37

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2019	June 30, 2018	March 31, 2018	June 30, 2017
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,153,060	$1,225,638	$1,176,554	$1,238,114
Restricted cash (a)	29,033	30,982	27,837	34,000
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$1,182,093	$1,256,620	$1,204,391	$1,272,114
_________________

(a)	See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the nature of restricted cash.
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

	Ownership Percentage	Investment	Loan	Total
March 31, 2019
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$44,533	$—	$44,533
Tribeca Enterprises LLC (“Tribeca Enterprises”) (a)	50%	7,074	20,625	27,699
Others		8,602	—	8,602
Equity investments without readily determinable fair values (b)		10,527	—	10,527
Total investments and loans to nonconsolidated affiliates		$70,736	$20,625	$91,361

June 30, 2018
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”)	50%	$101,369	$63,500	$164,869
Tribeca Enterprises (a)	50%	8,007	19,525	27,532
Others		6,977	—	6,977
Cost method investments (b)		10,573	—	10,573
Total investments and loans to nonconsolidated affiliates		$126,926	$83,025	$209,951
_________________

(a)
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $17,500 revolving credit facility to Tribeca Enterprises. Pursuant to the terms, the Tribeca Enterprises revolving credit facility will be terminated on June 30, 2021. The loan outstanding include payments-in-kind (“PIK”) interest of $3,125 and $2,025 as of March 31, 2019 and June 30, 2018, respectively. PIK interest owed does not reduce the availability under the revolving credit facility. The $17,500 Tribeca Enterprises revolving credit facility was fully drawn as of March 31, 2019 and June 30, 2018.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
In accordance with the ASU No. 2016-01 and ASU No. 2018-03, that were adopted on July 1, 2018, the cost method accounting for equity investments was eliminated. Such investments are required to be presented at fair value. The Company has elected to account for its equity securities without readily determinable fair values that are carried at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer (“Measurement Alternative”). The Company applies the Measurement Alternative, which is classified within Level III of the fair value hierarchy, on its equity investments without readily determinable fair values as of March 31, 2019 and July 1, 2018 and did not identify any adjustments.

On December 5, 2018, the Company sold its 50% interest in AMSGE (renamed The Azoff Company) joint venture for $125,000 to The Azoff Company Holdings (“Azoff Music”). The Company recorded a gain on the sale of its interest in AMSGE of $3,227 (net of transaction costs of $2,282), which is reported in Earnings (loss) in equity method investments in the accompanying consolidated statements of operations for the nine months ended March 31, 2019. The $63,500 outstanding under the revolving credit facility previously extended by the Company to AMSGE was also converted to a subordinated term loan with a maturity date of September 20, 2021. This subordinated term loan was assumed by The Azoff Company Equity LLC, a newly-formed holding company that owns, directly or indirectly, the investments previously owned by AMSGE. This subordinated term loan bears interest at a floating rate, which at the option of The Azoff Company Equity LLC, is either (i) a base rate plus a margin of 1.25% per annum or (ii) six-month LIBOR plus a margin of 2.25% per annum. Azoff Music directly or through its affiliates will continue to provide consulting services to the Company, including with respect to the Forum and other venues (including MSG Spheres). See Note 10 for more information on this subordinated term loan receivable.
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

Equity Investment with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds an investment of 3,208 shares of the common stock of Townsquare. Townsquare is a leading media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” In accordance with ASC Topic 321, Investments - Equity Securities, this investment is measured at readily determinable fair value and is reported under Other assets in the accompanying consolidated balance sheet as of March 31, 2019 and June 30, 2018. See Note 10 for more information on the fair value of the investment in Townsquare.
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of March 31, 2019 and June 30, 2018 are as follows:

MSG Entertainment	$165,558
MSG Sports	226,955
$392,513

During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s indefinite-lived intangible assets as of March 31, 2019 and June 30, 2018 are as follows:

Sports franchises (MSG Sports segment)	$110,564
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$175,985

During the first quarter of fiscal year 2019, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2019	Gross	Accumulated Amortization	Net
Trade names	$101,830	$(10,956)	$90,874
Venue management contracts	79,000	(8,746)	70,254
Favorable lease assets	54,253	(9,231)	45,022
Season ticket holder relationships	50,032	(46,708)	3,324
Non-compete agreements	11,400	(3,800)	7,600
Festival rights	8,080	(1,481)	6,599
Other intangibles	10,064	(6,788)	3,276
	$314,659	$(87,710)	$226,949

June 30, 2018	Gross	Accumulated Amortization	Net
Trade names	$101,830	$(6,658)	$95,172
Venue management contracts	79,000	(5,324)	73,676
Favorable lease assets	54,253	(5,686)	48,567
Season ticket holder relationships	50,032	(44,206)	5,826
Non-compete agreements	11,400	(2,266)	9,134
Festival rights	8,080	(1,078)	7,002
Other intangibles	10,064	(5,635)	4,429
	$314,659	$(70,853)	$243,806

Amortization expense for intangible assets, excluding the amortization of favorable lease assets of $1,152 and $1,219 for the three months ended March 31, 2019 and 2018, respectively, which is reported in rent expense, was $4,252 and $5,183 for the three months ended March 31, 2019 and 2018, respectively. For the nine months ended March 31, 2019 and 2018, amortization expense for intangible assets, excluding the amortization of favorable lease assets of $3,545 and $3,656 for the nine months ended March 31, 2019 and 2018, respectively, which is reported in rent expense, was $13,312 and $14,729 respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Commitments and Contingencies
Commitments
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company’s commitments consist primarily of (i) the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, (ii) long-term noncancelable operating lease agreements primarily for Company venues, including TAO Group venues, and various corporate offices, and (iii) the revolving credit facility provided by the Company to Tribeca Enterprises (see Note 7). The Company did not have any material changes in its contractual obligations since the end of fiscal year 2018 other than activities in the ordinary course of business.
In connection with the TAO Group and CLG acquisitions, the Company has accrued deferred and contingent consideration as part of the purchase price allocation. See Note 10 for further details of the amount recorded in the accompanying consolidated balance sheet as of March 31, 2019.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	March 31, 2019	June 30, 2018
Assets:
Commercial Paper	I	$179,916	$147,098
Money market accounts	I	142,355	151,887
Time deposits	I	803,410	891,923
Equity investment with readily determinable fair value	I	18,351	20,756
Total assets measured at fair value		$1,144,032	$1,211,664

All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts and time deposits approximates fair value due to their short-term maturities.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2019		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$11,916	$11,916	$4,116	$4,116
Short-term investments (a)	110,924	110,924	—	—
Equity investment with readily determinable fair value (b)	18,351	18,351	20,756	20,756
Subordinated term loan receivable (c)	58,735	57,932	—	—
Liabilities
Long-term debt, including current portion (d)	$105,383	$102,974	$109,313	$111,588
_________________

(a)
The Company’s short-term investment is an U.K. pounds sterling denominated time deposit with a banking institution in London that has an original six-month maturity date from inception. See Note 2 for more information on this short-term investment.

(b)
Aggregate cost basis for the Company’s equity investment with readily determinable fair value in Townsquare, including transaction costs, was $23,222 as of March 31, 2019. The fair value of this investment is determined based on quoted market prices in an active market on the NYSE, which is classified within Level I of the fair value hierarchy. For the three and nine months ended March 31, 2019, the Company recorded an unrealized gain (loss) of $5,261 and $(2,405), respectively, as a result of changes in the market value related to this investment. The unrealized gain (loss) is reported in Miscellaneous income (expense), net in the accompanying consolidated statement of operations.

(c)
In connection with the sale of the Company’s joint venture interest in AMSGE in December 2018, the $63,500 outstanding balance under the revolving credit facility extended by the Company to AMSGE was converted to a subordinated term loan with a maturity date of September 20, 2021. The subordinated loan was assumed by an affiliate of AMSGE. During the three months ended March 31, 2019, the Company received a $4,765 principal repayment. The Company’s subordinated term loan receivable is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 7 for more information on this subordinated term loan receivable.

(d)
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

Contingent Consideration Liabilities
In connection with the TAO Group and CLG acquisitions (see Note 3 and Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for further details), the Company recorded certain deferred and contingent consideration liabilities at fair value as part of the preliminary purchase price allocation. As of March 31, 2019 and June 30, 2018, the fair value of deferred and contingent consideration liabilities in connection with the TAO Group and CLG acquisitions was $8,195.

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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2019, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The Knicks Revolving Credit Facility was undrawn as of March 31, 2019.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 28, 2018. This facility was undrawn as of March 31, 2019.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2019, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The Rangers Revolving Credit Facility was undrawn as of March 31, 2019.
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
The TAO Credit Facilities require TAOIH (i) to maintain, for the relevant TAO entities, a minimum consolidated liquidity of $5,000 at all times, (ii) to comply with a maximum total net leverage ratio of 4.00:1.00 initially and stepping down over time to 2.50:1.00 by the first quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities, and (iii) to comply with a minimum fixed charge coverage ratio of 1.50:1.00 initially and stepping down over time to 1.15:1.00 by the second quarter of calendar year 2021 and through the remainder of the term of the TAO Credit Facilities. TAOIH was in compliance with the financial covenants of the TAO Credit Facilities as of December 30, 2018 (the most recent date at which compliance was assessed under the TAO Credit Facilities). The TAO Revolving Credit Facility was undrawn as of March 31, 2019.
The TAO entities under the TAO Credit Facilities are also subject to certain limitations with respect to making capital expenditures based upon the total net leverage ratio and other factors. The restrictions on capital expenditures are subject to certain “carry-forward” provisions and other customary carve-outs.
All borrowings under the TAO Credit Facilities are subject to the satisfaction of certain customary conditions, including compliance with a maximum leverage multiple, accuracy of representations and warranties and absence of a default or event of default. Borrowings bear interest at a floating rate, which at the option of TAOG may be either (i) a base rate plus a margin ranging from 6.50% to 7.00% per annum or (ii) LIBOR plus a margin ranging from 7.50% to 8.00% per annum. TAOG is required to pay a commitment fee of 0.50% per annum in respect of the average daily unused commitments under the TAO Revolving Credit Facility. The interest rate on the TAO Credit Facilities as of December 30, 2018 was 10.38%. TAO Group made interest payments under the TAO Term Loan Facility of $1,906 and $3,423 for the thirteen weeks ended December 30, 2018 and for the fourteen weeks ended December 31, 2017, respectively (the periods for which TAO Group’s operating results

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

are recorded in the Company’s consolidated statements of operations for the three months ended March 31, 2019 and 2018). For the thirty-nine weeks ended December 30, 2018 and forty weeks ended December 31, 2017 (the periods for which TAO Group’s operating results are recorded in the Company’s consolidated statements of operations for the nine months ended March 31, 2019 and 2018), TAO Group made interest payments under the TAO Term Loan Facility of $7,395 and $8,561, respectively.
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
Deferred Financing Costs
The following table summarizes the presentation of the TAO Term Loan Facility, and the related deferred financing costs in the accompanying consolidated balance sheets as of March 31, 2019 and June 30, 2018.

	March 31, 2019
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs (a)	$12,430	$(939)	$11,491
Long-term debt, net of deferred financing costs	92,953	(1,969)	90,984
Total	$105,383	$(2,908)	$102,475

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	June 30, 2018
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,304	$(939)	$4,365
Long-term debt, net of deferred financing costs	104,009	(2,674)	101,335
Total	$109,313	$(3,613)	$105,700
_________________

(a)
In addition to the TAO Term Loan Facility disclosed above, the Company’ s Current portion of long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet as of March 31, 2019 also include $606 of short-term notes with respect to loans received by BCE from its noncontrolling interest holder during the nine months ended March 31, 2019.

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported in the accompanying consolidated balance sheets as of March 31, 2019 and June 30, 2018.

	March 31, 2019	June 30, 2018
Other current assets	$778	$778
Other assets	1,323	1,906

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
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2019 and 2018. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$20	$21	$28	$31
Interest cost	1,473	1,306	58	45
Expected return on plan assets	(781)	(658)	—	—
Recognized actuarial loss	318	310	10	—
Amortization of unrecognized prior service credit	—	—	(1)	(10)
Net periodic benefit cost	$1,030	$979	$95	$66

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$60	$63	$83	$94
Interest cost	4,419	3,919	173	135
Expected return on plan assets	(2,344)	(1,975)	—	—
Recognized actuarial loss	954	930	30	—
Amortization of unrecognized prior service credit	—	—	(4)	(28)
Net periodic benefit cost	$3,089	$2,937	$282	$201

Defined Contribution Pension Plans
For the three and nine months ended March 31, 2019 and 2018, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follows:

Savings Plans				Union Savings Plan
Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
March 31,		March 31,		March 31,		March 31,
2019	2018	2019	2018	2019	2018	2019	2018
$2,248	$2,252	$7,624	$6,394	$450	$31	$498	$111

Note 13. Share-based Compensation
See Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
For the three months ended March 31, 2019 and 2018, share-based compensation expense, which was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses, was $15,580 and $10,076, respectively. For the nine months ended March 31, 2019 and 2018, share-based compensation expense was $45,984 and $36,892, respectively. In addition, capitalized share-based compensation expense was $1,951 for the three and nine months ended March 31, 2019.

Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the nine months ended March 31, 2019:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2018	212	271	$192.41
Granted	145	153	$305.40
Vested	(123)	(46)	$184.65
Forfeited	(13)	(21)	$231.66
Unvested award balance, March 31, 2019	221	357	$250.65

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The fair value of RSUs that vested during the nine months ended March 31, 2019 was $51,207. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 64 of these RSUs, with an aggregate value of $19,525 were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2019.
The fair value of RSUs that vested during the nine months ended March 31, 2018 was $74,582. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2018 was $211.15.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the nine months ended March 31, 2019:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2018	94	$210.13
Granted	449	$349.57
Balance as of March 31, 2019	543	$325.47	7.31	$7,788
Exercisable as of March 31, 2019	31	$210.13	8.72	$2,596

During the nine months ended March 31, 2019, the Company granted 449 stock options that consisted of market priced stock options and premium priced stock options. The exercise prices of the premium priced stock options were set at a 10% and a 25% premium from the closing stock price at the date of grant. These stock options vest ratably over four years and are being expensed on a straight-line basis over the vesting period. The maximum contractual term is 7.5 years. The Company calculated the fair value of the market priced options on the date of grant using the Black-Scholes option pricing model and the premium priced options using the Monte Carlo Simulation. The following are key assumptions used to calculate the weighted-average grant-date fair value of the stock options:

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
Note 14. Stock Repurchase Program
On September 11, 2015, the Company’s Board authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock once the shares of the Company’s Class A Common Stock began “regular way” trading on October 1, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
During the three and nine months ended March 31, 2019, the Company did not engage in any share repurchase activities under its share repurchase program. As of March 31, 2019, the Company had $259,639 of availability remaining under its stock repurchase authorization.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended March 31, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities (b)	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(40,193)	$(3,704)	$—	$(43,897)
Other comprehensive income before reclassifications	—	6,383	—	6,383
Amounts reclassified from accumulated other comprehensive loss (a)	327	—	—	327
Other comprehensive income	327	6,383	—	6,710
Balance as of March 31, 2019	$(39,866)	$2,679	$—	$(37,187)

	Three Months Ended March 31, 2018
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(38,806)	$2,277	$(2,920)	$(39,449)
Other comprehensive income before reclassifications	—	3,656	802	4,458
Amounts reclassified from accumulated other comprehensive loss (a)	300	—	—	300
Other comprehensive income	300	3,656	802	4,758
Balance as of March 31, 2018	$(38,506)	$5,933	$(2,118)	$(34,691)

	Nine Months Ended March 31, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities (b)	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)
Reclassification of unrealized loss on available-for-sale securities	—	—	5,570	5,570
Other comprehensive income before reclassifications	—	3,181	—	3,181
Amounts reclassified from accumulated other comprehensive loss (a)	980	—	—	980
Other comprehensive income	980	3,181	—	4,161
Balance as of March 31, 2019	$(39,866)	$2,679	$—	$(37,187)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31, 2018
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2017	$(39,408)	$—	$5,293	$(34,115)
Other comprehensive income (loss) before reclassifications	—	5,933	(7,411)	(1,478)
Amounts reclassified from accumulated other comprehensive loss (a)	902	—	—	902
Other comprehensive income (loss)	902	5,933	(7,411)	(576)
Balance as of March 31, 2018	$(38,506)	$5,933	$(2,118)	$(34,691)
________________

(a)
Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income (expense), net in the accompanying consolidated statements of operations (see Note 12).

(b)
As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to accumulated deficit. See Notes 2 and 10 for more information on the Company’s adoption of ASU No. 2016-01 related to its investment in Townsquare and its impact on the Company’s operating results for the three and nine months ended March 31, 2019.

Note 16. Income Taxes
On December 22, 2017, the enactment of the Tax Cuts and Jobs Act (“TCJA”) significantly changed U.S. tax law and included a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018.
Income tax expense for the three months ended March 31, 2019 of $11,253 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to a decrease in valuation allowance of $7,654, state income tax expense of $6,515, tax expense of $256 relating to noncontrolling interest, and the impact of nondeductible expenses of $2,281.
Income tax expense for the nine months ended March 31, 2019 of $12,605 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to a decrease in valuation allowance of $26,630, state income tax expense of $14,062, excess tax benefit on share-based payment awards of $5,793, tax expense of $1,801 relating to noncontrolling interest, and tax expense of $8,665 relating to nondeductible expenses.
For the fiscal year ended June 30, 2018, the Company used a blended statutory federal income rate of 28% based upon the number of days that it would be taxed at the former rate of 35% and the number of days it would be taxed at the new rate of 21%, effective January 1, 2018.
Income tax expense for the three months ended March 31, 2018 of $652 differs from income tax expense derived from applying the blended statutory federal rate of 28% to pretax income primarily as a result of a decrease of $2,787 in recorded federal and state valuation allowances, which offsets tax expense that would otherwise have been recorded in operating income, as well as a tax benefit of $1,435 associated with the vesting of restricted stock units. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $870, and tax expense of $1,298 primarily related to non-deductible expenses.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Income tax benefit for the nine months ended March 31, 2018 of $115,418 differs from income tax expense derived from applying the blended statutory federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future Federal net operating losses have an unlimited carry-forward period. These rules on future Federal net operating losses allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Other decreases to the statutory rate include the impact of an income tax benefit of $27,186 in Federal and state valuation allowance decreases recorded, which offsets the income tax expense attributable to most of the operating income, the impact of a change in state tax rates of $3,110, and a tax benefit of $1,435 associated with the vesting of restricted stock units. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $7,365, and tax expense of $2,535 primarily related to non-deductible expenses.
The Company was notified during the third quarter of fiscal year 2018 that the IRS was commencing an audit of the federal income tax return for the year ended June 30, 2016. The Company does not expect the audit to result in any material changes.
Note 17. Related Party Transactions
As of March 31, 2019, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2.9% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”).
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
As of March 31, 2019, BCE had $636 of notes payable, inclusive of accrued interest. See Note 11 for further information.
The Company also has certain arrangements with a nonconsolidated affiliate. See Note 7 for more information regarding an outstanding loan provided by the Company to its nonconsolidated affiliate. Additionally, the Company entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. As of March 31, 2019, the Company recorded approximately $4,100 of capital expenditures in connection with services provided to the Company under these agreements.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues	$74,020	$42,376	$145,766	$119,417
Operating expenses (credits):
Corporate general and administrative expenses, net - MSG Networks	$(2,514)	$(2,551)	$(7,790)	$(7,501)
Consulting fees	—	1,014	1,792	3,043
Advertising expenses	403	268	749	898
Other operating expenses, net	(15)	483	171	721

Revenues
Revenues from related parties primarily consist of local media rights recognized by the Company’s Sports segment from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets, as well as commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. As a result of the adoption of ASC Topic 606 in the current fiscal year, the Company recorded contract assets of $20,780 in the accompanying consolidated balance sheet as of March 31, 2019, related to the media rights agreements.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Corporate General and Administrative Expenses, net - MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. Corporate general and administrative expenses, net - MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $2,563 and $2,485, respectively, for the three months ended March 31, 2019 and 2018. For the nine months ended March 31, 2019 and 2018, corporate general and administrative expenses, net - MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $7,850 and $7,457, respectively.
Consulting Fees

On December 5, 2018, the Company’s joint venture interest in AMSGE was sold to Azoff Music, which resulted in the Company no longer being an owner of AMSGE (renamed The Azoff Company). Accordingly, The Azoff Company is not a related party of the Company, and thus the related party transactions disclosed herein that relate to AMSGE were recognized prior to December 5, 2018. Prior to the sale of AMSGE, the Company paid AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provide to the Company, and for the reimbursement of certain expenses in connection with such services. In the fourth quarter of fiscal year 2016, the Company paid $5,000 to AMSGE for work performed towards securing the right to lease property to be developed in Las Vegas. The Company began amortizing this cost during the three months ended September 30, 2018. The carrying amount is included in other assets in the accompanying consolidated balance sheets as of March 31, 2019 and June 30, 2018.
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
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since adjusted operating income (loss) is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss). In addition, the retrospective adoption of ASU No. 2017-07 resulted in an immaterial improvement in operating income (loss) and adjusted operating income (loss) for the three and nine months ended March 31, 2018 (see Note 2 for further detail).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended March 31, 2019
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$166,452	$351,594	$—	$—	$(856)	$517,190
Direct operating expenses		108,982	200,849	101	1,031	(171)	310,792
Selling, general and administrative expenses	(a)	54,255	52,383	32,842	88	(619)	138,949
Depreciation and amortization	(b)	4,899	1,899	18,359	3,779	—	28,936
Operating income (loss)		$(1,684)	$96,463	$(51,302)	$(4,898)	$(66)	$38,513
Loss in equity method investments							(2,881)
Interest income							7,988
Interest expense							(4,405)
Miscellaneous income, net	(c)						6,201
Income from operations before income taxes							$45,416

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(1,684)	$96,463	$(51,302)	$(4,898)	$(66)	$38,513
Add back:
Share-based compensation		4,022	4,767	6,791	—	—	15,580
Depreciation and amortization		4,899	1,899	18,359	3,779	—	28,936
Other purchase accounting adjustments		—	—	—	1,119	—	1,119
Adjusted operating income (loss)		$7,237	$103,129	$(26,152)	$—	$(66)	$84,148

Other information:
Capital expenditures	(d)	$4,098	$779	$31,292	$—	$—	$36,169

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended March 31, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$159,586	$300,148	$—	$—	$(113)	$459,621
Direct operating expenses		102,263	196,083	—	1,187	(113)	299,420
Selling, general and administrative expenses	(a)	50,249	48,633	22,440	125	—	121,447
Depreciation and amortization	(b)	4,686	1,789	19,065	4,889	—	30,429
Operating income (loss)		$2,388	$53,643	$(41,505)	$(6,201)	$—	$8,325
Loss in equity method investments							(678)
Interest income							5,224
Interest expense							(3,965)
Miscellaneous expense, net	(c)						(440)
Income from operations before income taxes							$8,466

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$2,388	$53,643	$(41,505)	$(6,201)	$—	$8,325
Add back:
Share-based compensation		2,681	3,733	3,662	—	—	10,076
Depreciation and amortization		4,686	1,789	19,065	4,889	—	30,429
Other purchase accounting adjustments		—	—	—	1,312	—	1,312
Adjusted operating income (loss)		$9,755	$59,165	$(18,778)	$—	$—	$50,142

Other information:
Capital expenditures	(d)	$9,302	$1,479	$20,648	$—	$—	$31,429

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2019
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$645,919	$722,789	$—	$—	$(1,196)	$1,367,512
Direct operating expenses		383,781	434,882	160	3,198	(511)	821,510
Selling, general and administrative expenses	(a)	155,681	147,913	87,439	669	(497)	391,205
Depreciation and amortization	(b)	13,150	5,825	56,576	13,241	—	88,792
Operating income (loss)		$93,307	$134,169	$(144,175)	$(17,108)	$(188)	$66,005
Earnings in equity method investments							17,131
Interest income							22,061
Interest expense							(13,614)
Miscellaneous expense, net	(c)						(2,895)
Income from operations before income taxes							$88,688

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$93,307	$134,169	$(144,175)	$(17,108)	$(188)	$66,005
Add back:
Share-based compensation		10,823	12,357	22,804	—	—	45,984
Depreciation and amortization		13,150	5,825	56,576	13,241	—	88,792
Other purchase accounting adjustments		—	—	—	3,867	—	3,867
Adjusted operating income (loss)		$117,280	$152,351	$(64,795)	$—	$(188)	$204,648

Other information:
Capital expenditures	(d)	$18,435	$2,909	$95,878	$—	$—	$117,222

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$595,083	$646,168	$—	$—	$(113)	$1,241,138
Direct operating expenses		354,792	377,233	41	3,487	(113)	735,440
Selling, general and administrative expenses	(a)	139,697	139,504	67,584	149	—	346,934
Depreciation and amortization	(b)	13,209	5,544	58,954	13,812	—	91,519
Operating income (loss)		$87,385	$123,887	$(126,579)	$(17,448)	$—	$67,245
Earnings in equity method investments							1,439
Interest income							14,988
Interest expense							(11,474)
Miscellaneous expense, net	(c)						(2,678)
Income from operations before income taxes							$69,520

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$87,385	$123,887	$(126,579)	$(17,448)	$—	$67,245
Add back:
Share-based compensation		9,633	11,874	15,385	—	—	36,892
Depreciation and amortization		13,209	5,544	58,954	13,812	—	91,519
Other purchase accounting adjustments		—	—	—	$3,636	$—	3,636
Adjusted operating income (loss)		$110,227	$141,305	$(52,240)	$—	$—	$199,292

Other information:
Capital expenditures	(d)	$20,415	$3,038	$135,660	$—	$—	$159,113
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

(c)
Miscellaneous income (expense), net for the three and nine months ended March 31, 2019 reflected $5,261 and ($2,405), respectively, of unrealized gain (loss) for the Company’s investment in Townsquare in connection with the prospective adoption of ASU No. 2016-01. In addition, miscellaneous income (expense), net for the three and nine months ended March 31, 2019 and 2018 also reflected non-service cost components of net periodic pension and postretirement benefit cost in

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

connection with the retrospective adoption of ASU No. 2017-07. See Note 2 for further details on the Company’s adoption of ASU No. 2017-07.

(d)
Substantially all of Corporate and Other’s capital expenditures for the three and nine months ended March 31, 2019 are related to the Company’s planned MSG Spheres in Las Vegas and London. MSG Entertainment’s capital expenditures for the nine months ended March 31, 2019 are primarily associated with the opening of a new TAO Group venue. Substantially all of Corporate and Other’s capital expenditures for the nine months ended March 31, 2018 are related to the purchase of land in London and the Company’s planned MSG Spheres in Las Vegas and London. MSG Entertainment’s capital expenditures for the nine months ended March 31, 2018 are primarily associated with certain investments with respect to Radio City Music Hall and capital expenditures made by TAO Group.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Supplemental Information — Adoption Impact of ASC Topic 606 by Reportable Segment
The adoption of ASC Topic 606 has the following impacts on revenues, operating expenses and operating income (loss) for the three and nine months ended March 31, 2019:

	Three Months Ended March 31, 2019
	MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
As reported under ASC Topic 606:
Revenues	$166,452	$351,594	$—	$—	$(856)	$517,190
Direct operating expenses	108,982	200,849	101	1,031	(171)	310,792
Selling, general and administrative expenses	54,255	52,383	32,842	88	(619)	138,949
Depreciation and amortization	4,899	1,899	18,359	3,779	—	28,936
Operating income (loss)	$(1,684)	$96,463	$(51,302)	$(4,898)	$(66)	$38,513

Changes due to the adoption of ASC Topic 606 (a)
Revenues	$3,878	$(45,270)	$—	$—	$—	$(41,392)
Direct operating expenses	4,388	130	—	—	—	4,518
Selling, general and administrative expenses	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	—	—
Operating income (loss)	$(510)	$(45,400)	$—	$—	$—	$(45,910)

Amounts without the adoption of ASC Topic 606
Revenues	$170,330	$306,324	$—	$—	$(856)	$475,798
Direct operating expenses	113,370	200,979	101	1,031	(171)	315,310
Selling, general and administrative expenses	54,255	52,383	32,842	88	(619)	138,949
Depreciation and amortization	4,899	1,899	18,359	3,779	—	28,936
Operating income (loss)	$(2,194)	$51,063	$(51,302)	$(4,898)	$(66)	$(7,397)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31, 2019
	MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
As reported under ASC Topic 606:
Revenues	$645,919	$722,789	$—	$—	$(1,196)	$1,367,512
Direct operating expenses	383,781	434,882	160	3,198	(511)	821,510
Selling, general and administrative expenses	155,681	147,913	87,439	669	(497)	391,205
Depreciation and amortization	13,150	5,825	56,576	13,241	—	88,792
Operating income (loss)	$93,307	$134,169	$(144,175)	$(17,108)	$(188)	$66,005

Changes due to the adoption of ASC Topic 606 (a)
Revenues	$17,423	$(57,046)	$—	$—	$—	$(39,623)
Direct operating expenses	20,103	(17,921)	—	—	—	2,182
Selling, general and administrative expenses	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	—	—
Operating income (loss)	$(2,680)	$(39,125)	$—	$—	$—	$(41,805)

Amounts without the adoption of ASC Topic 606
Revenues	$663,342	$665,743	$—	$—	$(1,196)	$1,327,889
Direct operating expenses	403,884	416,961	160	3,198	(511)	823,692
Selling, general and administrative expenses	155,681	147,913	87,439	669	(497)	391,205
Depreciation and amortization	13,150	5,825	56,576	13,241	—	88,792
Operating income (loss)	$90,627	$95,044	$(144,175)	$(17,108)	$(188)	$24,200
_________________

(a)
Other than the changes to the operating income (loss) as shown above, the adoption of ASC Topic 606 did not impact other components of the reconciliation of operating income (loss) to adjusted operating income (loss), such as share-based compensation and purchase accounting adjustments. See Note 2 for additional information regarding the adoption of ASC Topic 606.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” “MSG,” or the “Company”), including, luxury tax payments or receipts, possible impacts from the timing and cost of new venue construction, the potential Sports Distribution, and the adoption of ASC Topic 606. See “Part I — Item 1. Business” of our Annual Report on Form 10-K for the year ended June 30, 2018 and Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Sports Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•	any NBA or NHL work stoppage;

•	seasonal fluctuations and other variations in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses;

•	the successful development of new live productions and/or enhancements or changes to existing productions and the investments associated with such development or enhancements or changes;

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
MSG Entertainment includes live entertainment events such as concerts, family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group and BCE. TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands, including: TAO, Marquee, Lavo, Avenue, Beauty & Essex and Vandal. BCE produces New England’s premier live music festival, Boston Calling Music Festival. The MSG Entertainment segment also includes the Company’s original production — the Christmas Spectacular.
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

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City. Additionally, TAO Group operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
Factors Affecting Results of Operations
Adoption of ASC Topic 606, Revenue From Contracts With Customers
The Company’s consolidated and segment operating results for the three and nine months ended March 31, 2019 were impacted by the adoption of ASC Topic 606. As a result, the Company’s revenues were higher by $41,392 and direct operating expenses were lower by $4,518 for the three months ended March 31, 2019. For the nine months ended March 31, 2019, the Company’s revenues were higher by $39,623 and direct operating expenses were lower by $2,182.
The impact of the adoption of ASC Topic 606 on MSG Entertainment’s operating results resulted in a net decrease in revenues of $3,878 for the three months ended March 31, 2019 and a net decrease in revenues of $17,423 for the nine months ended March 31, 2019, primarily associated with event-related revenues and venue-related sponsorship and signage, partially offset by suite license fee revenues. In addition, the adoption of ASC Topic 606 resulted in a decrease in direct operating expenses of $4,388 for the three months ended March 31, 2019 and a decrease in direct operating expenses of $20,103 for the nine months ended March 31, 2019, primarily associated with event-related direct operating expenses.
For the MSG Sports’ operating results, the adoption of ASC Topic 606 resulted in a net increase in revenues of $45,270 for the three months ended March 31, 2019 and a net increase in revenues of $57,046 for the nine months ended March 31, 2019, primarily associated with local media rights fees from MSG Networks, season tickets-related revenues, suite license fee revenues, national media rights fees from NBA and NHL, and professional sports teams’ sponsorship and signage revenues. In addition, the adoption of ASC Topic 606 resulted in a net decrease in direct operating expenses of $130 for the three months ended March 31, 2019 and a net increase in direct operating expenses of $17,921 for the nine months ended March 31, 2019, primarily associated with certain fulfillment costs associated with performance obligations in professional sports teams’ operating expenses.
Prior year period results have not been adjusted to reflect the adoption of ASC Topic 606 and, therefore, the Company’s consolidated and segment operating results for the three and nine months ended March 31, 2019 are not directly comparable to results for the three and nine months ended March 31, 2018.
Under ASC Topic 606, the suite license revenues for the Company’s MSG Entertainment and MSG Sports segments are now recognized proportionately as events at The Garden take place, as opposed to being recognized on a straight-line basis over the fiscal year under the prior standard. In addition, the majority of local media rights revenue is now recognized over the course of the regular season, as opposed to being recognized on a straight-line basis over the fiscal year under the prior standard.
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

Renewal of a Ticketing Agreement
The Company’s consolidated and segment operating results for the three and nine months ended March 31, 2019 were impacted by the recognition of revenue for events that took place during previous periods as the result of the renewal of the agreement with the Company’s ticketing platform provider during the quarter ended March 31, 2019. The following table presents the impact on the Company’s consolidated revenues, operating income and adjusted operating income for the three and nine months ended March 31, 2019 from events in the prior periods as a result of the ticketing agreement renewal.

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
MSG Entertainment segment	$3,700	$1,800
MSG Sports segment	4,600	2,900
Total MSG	$8,300	$4,700
Obscura’s Operating Results
The results of operations of the Company and the MSG Entertainment segment for the three and nine months ended March 31, 2019 include Obscura’s results of operations. Due to the timing of the Obscura acquisition on November 20, 2017, the Company’s results for the nine months ended March 31, 2018 did not include full comparable periods of Obscura’s operating results.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2019 compared to the three and nine months ended March 31, 2018 on a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018, as well as certain contractual obligations and off balance sheet arrangements.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2019 versus the Three Months Ended March 31, 2018
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percentage
Revenues	$517,190	$459,621	$57,569	13%

Direct operating expenses	310,792	299,420	11,372	4%
Selling, general and administrative expenses	138,949	121,447	17,502	14%
Depreciation and amortization	28,936	30,429	(1,493)	(5)%
Operating income	38,513	8,325	30,188	NM
Other income (expense):
Loss in equity method investments	(2,881)	(678)	(2,203)	NM
Interest income, net	3,583	1,259	2,324	185%
Miscellaneous income (expense)	6,201	(440)	6,641	NM
Income from operations before income taxes	45,416	8,466	36,950	NM
Income tax expense	(11,253)	(652)	(10,601)	NM
Net income	34,163	7,814	26,349	NM
Less: Net income (loss) attributable to redeemable noncontrolling interests	(7)	389	(396)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,101)	(1,716)	615	36%
Net income attributable to The Madison Square Garden Company’s stockholders	$35,271	$9,141	$26,130	NM
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the three months ended March 31, 2019 as compared to the prior year period.
Our results for the three months ended March 31, 2019 were not directly comparable to our results for the prior year period due to the adoption of ASC Topic 606 and the impact of the renewal of the Company’s ticketing agreement. See “Factors Affecting Results of Operations” for a more detailed discussion.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$6,866	$6,719	$4,006	$213	$(4,072)
MSG Sports segment (a)	51,446	4,766	3,750	110	42,820
Corporate and Other	—	101	10,402	(706)	(9,797)
Purchase accounting adjustments	—	(156)	(37)	(1,110)	1,303
Inter-segment eliminations	(743)	(58)	(619)	—	(66)
	$57,569	$11,372	$17,502	$(1,493)	$30,188
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

Selling, general and administrative expenses - Corporate and Other
Selling, general and administrative expenses in Corporate and Other for the three months ended March 31, 2019 increased $10,402, or 46%, to $32,842 as compared to the prior year period. The increase was primarily due to higher employee compensation and related benefits, inclusive of share-based compensation, and professional fees including costs associated with the Company’s business development initiatives and the proposed Sports Distribution.
Depreciation & amortization
Depreciation and amortization for the three months ended March 31, 2019 decreased $1,493, or 5%, to $28,936 as compared to the prior year period. The decrease was primarily due to certain assets being fully depreciated and amortized, partially offset by depreciation and amortization associated with a new venue in entertainment dining and nightlife offerings in the current year period.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the three months ended March 31, 2019 increased $9,797, or 24%, to $51,302 as compared to the prior year period. The increase was primarily due to higher selling, general and administrative expenses, as discussed above, partially offset by lower depreciation and amortization. Lower depreciation and amortization reflected certain assets being fully depreciated and amortized in The Garden and the Forum. See Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Loss in equity method investments
Loss in equity method investments for the three months ended March 31, 2019 increased $2,203 to $2,881 as compared to the prior year period. The year-over-year increase was primarily due to the amortization of basis difference attributable to intangible assets for the new investments in the current year period as well as the absence of net earnings in the current year period as a result of the sale of the Company’s interest in AMSGE in December 2018.
Interest income, net
Net interest income for the three months ended March 31, 2019 increased $2,324 to $3,583 as compared to the prior year period primarily due to higher interest income earned by the Company as a result of higher interest rates.
Miscellaneous income (expense)
Net miscellaneous income for the three months ended March 31, 2019 increased $6,641 to $6,201 as compared to the prior year period. The increase was primarily due to the unrealized gain related to the Company’s investment in Townsquare. As a result of the adoption of ASU No. 2016-01 during the first quarter of fiscal year 2019, the change in fair value of the investment in Townsquare is now recognized in net income. See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of the adoption of ASU No. 2016-01.
Income taxes
See Note 16 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.

Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percentage
Operating income	$38,513	$8,325	$30,188	NM
Share-based compensation	15,580	10,076
Depreciation and amortization (a)	28,936	30,429
Other purchase accounting adjustments	1,119	1,312
Adjusted operating income	$84,148	$50,142	$34,006	68%
_________________

(a)	Depreciation and amortization includes purchase accounting adjustments of $3,779 and $4,889 for the three months ended March 31, 2019 and 2018, respectively.
Adjusted operating income for the three months ended March 31, 2019 increased $34,006, or 68%, to $84,148 as compared to the prior year period. The net increase was attributable to the following:

Decrease in adjusted operating income of the MSG Entertainment segment	$(2,518)
Increase in adjusted operating income of the MSG Sports segment	43,964
Other net decreases	(7,374)
Inter-segment eliminations	(66)
$34,006
Other net decreases were primarily due to higher employee compensation and related benefits and professional fees including costs associated with the Company’s business development initiatives and the proposed Sports Distribution.
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended March 31, 2019, the Company recorded $7 of net loss attributable to redeemable noncontrolling interests and $1,101 of net loss attributable to nonredeemable noncontrolling interests as compared to $389 of net income attributable to redeemable noncontrolling interests and $1,716 of net loss attributable to nonredeemable noncontrolling interests for the three months ended March 31, 2018. These amounts represent the share of net income (loss) from the Company’s investments in TAO Group, BCE and CLG that are not attributable to the Company. In addition, the net income (loss) attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income for the Company’s MSG Entertainment segment.

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percentage
Revenues	$166,452	$159,586	$6,866	4%
Direct operating expenses	108,982	102,263	6,719	7%
Selling, general and administrative expenses	54,255	50,249	4,006	8%
Depreciation and amortization	4,899	4,686	213	5%
Operating income (loss)	$(1,684)	$2,388	$(4,072)	NM
Reconciliation to adjusted operating income:
Share-based compensation	4,022	2,681
Depreciation and amortization	4,899	4,686
Adjusted operating income	$7,237	$9,755	$(2,518)	(26)%
_________________
NM — Percentage is not meaningful
The comparability of the results of operations for the three months ended March 31, 2019 to the prior year period was impacted by the new revenue recognition standard and the renewal of the Company’s ticketing agreement. See “Factors Affecting Results of Operations” for more information.
Revenues
Revenues for the three months ended March 31, 2019 increased $6,866, or 4%, to $166,452 as compared to the prior year period. The net increase was attributable to the following:

Increase in revenues associated with entertainment dining and nightlife offerings	$5,000
Increase in revenues from the presentation of the Christmas Spectacular	3,730
Increase in event-related revenues at the Beacon Theatre	3,427
Increase in event-related revenues at The Chicago Theatre	3,039
Increase in event-related revenues at the Forum	1,425
Increase in venue-related sponsorship and signage and suite license fee revenues	1,345
Increase in event-related revenues at The Garden	653
Decrease in event-related revenues at Hulu Theater at Madison Square Garden	(6,594)
Decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular	(4,349)
Other net decreases	(810)
$6,866

The increase in revenues associated with entertainment dining and nightlife offerings was primarily due to the impact of the opening of a new venue, partially offset by the impact of the current year period containing 13 weeks of operations as compared to 14 weeks during the prior year period, due to the timing of the retail calendar.

The increase in revenues from the presentation of the Christmas Spectacular was primarily due to higher ticket-related revenue, mainly as a result of more performances in the current year period and the recognition of revenue associated with performances that took place in previous periods as a result of the ticketing agreement renewal. The increase was partially offset by lower average per-show paid attendance in the current year period as compared to the prior year period. The Company had 13 performances of the production in the third quarter of fiscal year 2019 as compared to three performances in the third quarter of fiscal year 2018 due to an extension of the show’s run announced in December 2018.

The increase in event-related revenues at the Beacon Theatre was due to additional events held at the venue and higher per event revenue during the current year period as compared to the prior year period.
The increase in event-related revenues at The Chicago Theatre was due to additional events held at the venue and higher per event revenue during the current year period as compared to the prior year period.
The increase in event-related revenues at the Forum was primarily due to additional events held at the venue during the current year period as compared to the prior year period and the recognition of revenue associated with events that took place in previous periods as a result of the ticketing agreement renewal. The increase was partially offset by lower per event revenue and the impact of the new revenue recognition standard in the current year period.
The increase in venue-related sponsorship and signage and suite license fee revenues was primarily due to (i) the impact of the new revenue recognition standard in the current year period, (ii) rate increases in suite licenses, and (iii) higher sponsorship and signage revenues primarily due to increased sales of existing sponsorship and signage inventory.
The increase in event-related revenues at The Garden was primarily due to additional events held at the venue during the current year period as compared to the prior year period and the recognition of revenue associated with events that took place in previous periods as a result of the ticketing agreement renewal. The increase was largely offset by lower per event revenue during the current year period as compared to the prior year period (including the impact of a large-scale event held during the prior year period) and the impact of the new revenue recognition standard in the current year period.
The decrease in event-related revenues at Hulu Theater at Madison Square Garden was primarily due to fewer events held at the venue and lower per event revenue during the current year period as compared to the prior year period.
The decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular, was primarily due to fewer events held at the venue during the current year period as compared to the prior year period partially offset by higher per event revenue during the current year period as compared to the prior year period.
Other net decreases reflected the impact of the expiration of the booking agreement with the Wang Theatre in February 2019.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2019 increased $6,719, or 7%, to $108,982 as compared to the prior year period. The net increase was attributable to the following:

Increase in direct operating expenses associated with entertainment dining and nightlife offerings	$7,766
Increase in direct operating expenses associated with the presentation of the Christmas Spectacular	3,001
Increase in event-related direct operating expenses at The Chicago Theatre	2,429
Increase in event-related direct operating expenses at the Beacon Theatre	1,433
Increase in direct operating expenses associated with Obscura	1,238
Increase in venue operating costs	714
Decrease in event-related direct operating expenses at Hulu Theater at Madison Square Garden	(3,940)
Decrease in event-related direct operating expenses at The Garden	(3,868)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular	(2,237)
Decrease in event-related direct operating expenses at the Forum	(843)
Other net increases	1,026
$6,719
The increase in direct operating expenses associated with entertainment dining and nightlife offerings was primarily due to the costs associated with the opening of a new venue, inclusive of the increases in employee compensation and related benefits, costs of food and beverage and performer costs, as well as the impact of certain costs being reported as direct operating expenses during the current year period as compared to being reported as selling, general and administrative expenses during the prior year period.

The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to more performances during the current year period as compared to the prior year period. The Company had 13 performances of the production in the third quarter of fiscal year 2019 as compared to three performances in the third quarter of fiscal year 2018 due to an extension of the show’s run announced in December of 2018.
The increase in event-related direct operating expenses at The Chicago Theatre was due to higher per event expenses and additional events held at the venue during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Beacon Theatre was due to additional events held at the venue and higher per event expenses during the current year period as compared to the prior year period.
The increase in direct operating expenses associated with Obscura was primarily due to an increase in employee compensation and related benefits, inclusive of severance related costs.
The increase in venue operating costs reflects higher labor costs at Radio City Music Hall during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at Hulu Theater at Madison Square Garden was primarily due to fewer events held at the venue and lower per event expenses during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at The Garden was due to lower per event expenses during the current year period as compared to the prior year period (including the impact of a large-scale event held during the prior year period) and the impact of the new revenue recognition standard in the current year period. The decrease was partially offset by additional events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular, was primarily due to fewer events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related direct operating expenses at the Forum was due to lower per event expenses held at the venue during the current year period as compared to the prior year period and the impact of the new revenue recognition standard in the current year period. The decrease was largely offset by additional events held at the venue during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2019 increased $4,006, or 8%, to $54,255 as compared to the prior year period. The increase was primarily due to (i) an increase in professional fees, (ii) higher employee compensation and related benefits, inclusive of share-based compensation, and (iii) an increase in corporate general and administrative costs, partially offset by the impact of certain costs being reported as direct operating expenses during the current year period as compared to being reported as selling, general and administrative expenses during the prior year period.
Operating income (loss)
Operating loss for the three months ended March 31, 2019 was $1,684 as compared to operating income of $2,388 in the prior year period. The change was primarily due to higher direct operating expenses and selling, general and administrative expenses, partially offset by an increase in revenues, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended March 31, 2019 decreased $2,518, or 26%, to $7,237 as compared to the prior year period primarily due to higher direct operating expenses and selling, general and administrative expenses, excluding the impact of share-based compensation. The decrease was partially offset by an increase in revenue, as discussed above.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percentage
Revenues	$351,594	$300,148	$51,446	17%
Direct operating expenses	200,849	196,083	4,766	2%
Selling, general and administrative expenses	52,383	48,633	3,750	8%
Depreciation and amortization	1,899	1,789	110	6%
Operating income	$96,463	$53,643	$42,820	80%
Reconciliation to adjusted operating income:
Share-based compensation	4,767	3,733
Depreciation and amortization	1,899	1,789
Adjusted operating income	$103,129	$59,165	$43,964	74%
The comparability of the results of operations for the three months ended March 31, 2019 to the prior year period was impacted by the new revenue recognition standard and the renewal of the Company’s ticketing agreement. See “Factors Affecting Results of Operations” for more information.
Revenues
Revenues for the three months ended March 31, 2019 increased $51,446, or 17%, to $351,594 as compared to the prior year period. The net increase was attributable to the following:

Increase in local media rights fees from MSG Networks	$30,990
Increase in professional sports teams’ pre/regular season ticket-related revenues	10,643
Increase in suite license fee revenues	9,299
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	2,718
Increase in revenues from league distributions	2,622
Decrease in event-related revenues from other live sporting events	(5,703)
Other net increases	877
$51,446
The increase in local media rights fees from MSG Networks was primarily due to the impact of the new revenue recognition standard in the current year period, and to a lesser extent, contractual rate increases.
The increase in professional sports teams’ pre/regular season ticket-related revenues was primarily due to (i) the impact of the new revenue recognition standard in the current year period, (ii) the Knicks and Rangers playing more games at The Garden during the current year period as compared to the prior year period, and (iii) the recognition of revenue for games played in previous periods as a result of the ticketing agreement renewal, partially offset by lower average Knicks and Rangers per-game revenue. The Knicks played six more regular season games and the Rangers played two more regular season games at The Garden during the current year period as compared to the prior year period.
The increase in suite license fee revenue was primarily due to the impact of the new revenue recognition standard in the current year period, rate increases and the Knicks and Rangers playing more games at The Garden during the current year period as compared to the prior year period.

The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was due to the Knicks and Rangers playing more games at The Garden during the current year period as compared to the prior year period, partially offset by lower average per-game revenue during the current year period as compared to the prior year period.

The decrease in event-related revenues from other live sporting events was due to the absence of a large-scale event held during the prior year period at The Garden and fewer events during the current year period as compared to the prior year period, partially offset by higher per event revenue.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2019 increased $4,766, or 2%, to $200,849 as compared to the prior year period. The net increase was attributable to the following:

Increase in net provisions for certain team personnel transactions	$9,857
Increase in other team operating expenses not discussed elsewhere in this table	2,358
Increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	2,345
Increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	1,498
Decrease in team personnel compensation	(7,214)
Decrease in event-related expenses associated with other live sporting events	(4,200)
Other net increases	122
$4,766
Net provisions for certain team personnel transactions and for league revenue sharing expense (excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended		Increase
	March 31,
	2019	2018
Net provisions for certain team personnel transactions	$16,976	$7,119	$9,857
Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	25,707	24,209	1,498
Team personnel transactions for the three months ended March 31, 2019 reflected provisions, net of recoveries recorded in the current year period associated with prior period team personnel provisions, recorded for (i) player waivers/contract terminations of $12,379, (ii) player trades of $4,055, and (iii) season-ending player injuries of $542. Team personnel transactions for the three months ended March 31, 2018 reflected provisions recorded for (i) season-ending player injuries of $4,273, which was net of insurance recoveries of $468, (ii) player trades of $1,682, and (iii) player waivers/contract terminations of $1,164.

The increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax reflected higher provisions for league revenue sharing expense of $1,118 and lower estimated NBA luxury tax credit of $380. Higher league revenue sharing expense primarily reflected higher estimated NHL revenue sharing expense for the 2018-19 season, adjustments to prior seasons’ revenue sharing expense and the impact of the new revenue recognition standard in the current year period, partially offset by lower estimated NBA revenue sharing expense for the 2018-19 season and higher estimated net player escrow recoveries. The Knicks were not a luxury tax payer for the 2017-18 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of March 31, 2019 would not result in the team being a luxury tax payer for the 2018-19 season and the estimated luxury tax receipt is currently anticipated to be higher than the luxury tax receipt for the 2017-18 season. The actual amounts for the 2018-19 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.

The increase in other team operating expenses was primarily due to (i) higher day-of-event costs, primarily driven by the Knicks and Rangers playing more games at The Garden during the current year period as compared to the prior year period, (ii) an increase in league assessments, and (iii) the result of timing of recognition due to the impact of the new revenue recognition standard in the current year period, partially offset by lower player insurance costs.

The increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales was primarily due to the Knicks and Rangers playing more games at The Garden during the current year period as compared to the prior year period.

The decrease in team personnel compensation was primarily due to the impact of roster changes at the Company’s sports teams and the result of timing of recognition due to the impact of the new revenue recognition standard for fulfillment costs in the current year period.

The decrease in event-related expenses associated with other live sporting events was primarily due to the absence of a large-scale event held during the prior year period at The Garden and fewer events during the current year period as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2019 increased $3,750, or 8%, to $52,383 as compared to the prior year period primarily due to (i) an increase in employee compensation and related benefits, inclusive of share-based compensation, (ii) higher marketing costs, and (iii) an increase in corporate general and administrative costs, partially offset by other decreases.
Operating income
Operating income for the three months ended March 31, 2019 increased $42,820, or 80%, to $96,463 as compared to the prior year period primarily due to an increase in revenues, partially offset by higher direct operating expenses and an increase in selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended March 31, 2019 increased $43,964, or 74%, to $103,129 as compared to the prior year period due to an increase in revenues, partially offset by higher direct operating expenses and an increase in selling, general and administrative expenses as discussed above, excluding share-based compensation.

Comparison of the Nine Months Ended March 31, 2019 versus the Nine Months Ended March 31, 2018
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Nine Months Ended
	March 31,		Change
	2019	2018	Amount	Percentage
Revenues	$1,367,512	$1,241,138	$126,374	10%

Direct operating expenses	821,510	735,440	86,070	12%
Selling, general and administrative expenses	391,205	346,934	44,271	13%
Depreciation and amortization	88,792	91,519	(2,727)	(3)%
Operating income	66,005	67,245	(1,240)	(2)%
Other income (expense):
Earnings in equity method investments	17,131	1,439	15,692	NM
Interest income, net	8,447	3,514	4,933	140%
Miscellaneous expense, net	(2,895)	(2,678)	(217)	(8)%
Income from operations before income taxes	88,688	69,520	19,168	28%
Income tax benefit (expense)	(12,605)	115,418	(128,023)	(111)%
Net income	76,083	184,938	(108,855)	(59)%
Less: Net income (loss) attributable to redeemable noncontrolling interests	(3,662)	522	(4,184)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(4,913)	(3,231)	(1,682)	(52)%
Net income attributable to The Madison Square Garden Company’s stockholders	$84,658	$187,647	$(102,989)	(55)%
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the nine months ended March 31, 2019 as compared to the prior year period.
Our results for the nine months ended March 31, 2019 were not directly comparable to our results for the prior year period due to the adoption of ASC Topic 606, the renewal of the Company’s ticketing agreement and the timing of the Obscura acquisition. See “Factors Affecting Results of Operations” for a more detailed discussion.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$50,836	$28,989	$15,984	$(59)	$5,922
MSG Sports segment (a)	76,621	57,649	8,409	281	10,282
Corporate and Other	—	119	19,855	(2,378)	(17,596)
Purchase accounting adjustments	—	(289)	520	(571)	340
Inter-segment eliminations	(1,083)	(398)	(497)	—	(188)
	$126,374	$86,070	$44,271	$(2,727)	$(1,240)
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

 Selling, general and administrative expenses - Corporate and Other
 Selling, general and administrative expenses in Corporate and Other for the nine months ended March 31, 2019 increased $19,855, or 29%, to $87,439 as compared to the prior year period. The increase was primarily due to (i) higher employee compensation and related benefits, inclusive of share-based compensation, (ii) costs associated with the proposed Sports Distribution, and (iii) the inclusion of Obscura’s selling, general and administrative costs.
Depreciation & amortization
Depreciation and amortization for the nine months ended March 31, 2019 decreased $2,727, or 3%, to $88,792 as compared to the prior year period. The decrease was primarily due to certain assets being fully depreciated and amortized, partially offset by depreciation and amortization for a new venue of entertainment dining and nightlife offerings in the current year period.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the nine months ended March 31, 2019 increased $17,596, or 14%, to $144,175 as compared to the prior year period. The increase was primarily due to higher selling, general and administrative expenses as discussed above, partially offset by lower depreciation and amortization. Lower depreciation and amortization reflects certain assets being fully depreciated and amortized in The Garden. See Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Earnings in equity method investments
Earnings in equity method investments for the nine months ended March 31, 2019 increased $15,692 to $17,131 as compared to the prior year period. The increase was due to (i) the improvement in the net earnings attributable to the Company’s investees, (ii) the gain on the sale of an AMSGE investment prior to the Company’s sale of its interest in AMSGE, and (iii) a gain on the sale of the Company’s interest in AMSGE during the current year period as compared to the prior year period. The increase was partially offset by the amortization of basis difference attributable to intangible assets for the new investments in the current year period.
Interest income, net
Net interest income for the nine months ended March 31, 2019 increased $4,933 to $8,447 as compared to the prior year period primarily due to higher interest income earned by the Company as a result of higher interest rates, partially offset by higher interest expense incurred under the TAO Term Loan Facility due to changes in interest rate.
Income taxes
See Note 16 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income
The following is a reconciliation of operating income to adjusted operating income:

	Nine Months Ended
	March 31,		Change
	2019	2018	Amount	Percentage
Operating income	$66,005	$67,245	$(1,240)	(2)%
Share-based compensation	45,984	36,892
Depreciation and amortization (a)	88,792	91,519
Other purchase accounting adjustments	3,867	3,636
Adjusted operating income	$204,648	$199,292	$5,356	3%
_________________

(a)	Depreciation and amortization includes purchase accounting adjustments of $13,241 and $13,812 for the nine months ended March 31, 2019 and 2018, respectively.

Adjusted operating income for the nine months ended March 31, 2019 increased $5,356, or 3%, to $204,648 as compared to the prior year period. The net increase was attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$7,053
Increase in adjusted operating income of the MSG Sports segment	11,046
Other net decreases	(12,555)
Inter-segment eliminations	(188)
$5,356
Other net decreases were primarily due to (i) costs associated with the proposed Sports Distribution, (ii) higher employee compensation and related benefits, and (iii) the inclusion of Obscura’s selling, general and administrative costs.

Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests

For the nine months ended March 31, 2019, the Company recorded $3,662 of net loss attributable to redeemable noncontrolling interests and $4,913 of net loss attributable to nonredeemable noncontrolling interests as compared to $522 of net income attributable to redeemable noncontrolling interests and $3,231 of net loss attributable to nonredeemable noncontrolling interests for the nine months ended March 31, 2018. These amounts represent the share of net income (loss) from the Company’s investments in TAO Group, BCE, and CLG that are not attributable to the Company. In addition, the net income (loss) attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Nine Months Ended
	March 31,		Change
	2019	2018	Amount	Percentage
Revenues	$645,919	$595,083	$50,836	9%
Direct operating expenses	383,781	354,792	28,989	8%
Selling, general and administrative expenses	155,681	139,697	15,984	11%
Depreciation and amortization	13,150	13,209	(59)	—%
Operating income	$93,307	$87,385	$5,922	7%
Reconciliation to adjusted operating income:
Share-based compensation	10,823	9,633
Depreciation and amortization	13,150	13,209
Adjusted operating income	$117,280	$110,227	$7,053	6%
The comparability of the results of operations for the nine months ended March 31, 2019 to the prior year period was impacted by the new revenue recognition standard, the renewal of the Company's ticketing agreement and the timing of the Obscura acquisition. See “Factors Affecting Results of Operations” for more information.
Revenues
Revenues for the nine months ended March 31, 2019 increased $50,836, or 9%, to $645,919 as compared to the prior year period. The net increase was attributable to the following:

Increase in event-related revenues at The Garden	$16,569
Increase in revenues from the presentation of the Christmas Spectacular	14,375
Increase in venue-related sponsorship and signage and suite license fee revenues	8,980
Inclusion of revenues from Obscura	7,319
Increase in event-related revenues at The Chicago Theatre	7,284
Increase in revenues associated with entertainment dining and nightlife offerings	6,201
Increase in event-related revenues at the Beacon Theatre	5,289
Decrease in event-related revenues at Hulu Theater at Madison Square Garden	(10,206)
Decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular	(5,244)
Other net increases	269
$50,836
The increase in event-related revenues at The Garden was primarily due to additional events held at the venue and higher per event revenue during the current year period as compared to the prior year period. The increase was partially offset by the impact of a large-scale event held during the prior year period and the impact of the new revenue recognition standard in the current year period.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to (i) higher ticket-related revenue mainly as a result of higher average ticket prices, (ii) an increase in paid attendance in the current year period as compared to the prior year period, and (iii) the recognition of revenue associated with performances that took place in previous periods as a result of the ticketing agreement renewal. The Company had 210 performances of the production in fiscal year 2019, as compared to 200 performances in fiscal year 2018 due to an extension of the show’s run announced in December 2018. For fiscal year 2019, more than one million tickets were sold, representing a mid-single digit percentage increase as compared to the prior year period.

The increase in venue-related sponsorship and signage and suite license fee revenues was due to (i) increased sales of existing sponsorship and signage inventory, (ii) the impact of the new revenue recognition standard in the current year period, and (iii) rate increases in suite licenses.
Revenues from Obscura are included as a result of its acquisition by the Company on November 20, 2017. The current year period includes revenues from Obscura for nine months as compared to approximately four months (from November 20, 2017 to March 31, 2018) during the prior year period. Revenues from Obscura principally relate to creative, experiential productions for third parties.
The increase in event-related revenues at The Chicago Theatre was primarily due to additional events held at the venue and higher per event revenue during the current year period as compared to the prior year period. The increase was partially offset by the impact of the new revenue recognition standard in the current year period.
The increase in revenues associated with entertainment dining and nightlife offerings was primarily due to the impact of the opening of a new venue, partially offset by the impact of the current year period containing 39 weeks of operations as compared to 40 weeks during the prior year period, due to the timing of the retail calendar.
The increase in event-related revenues at the Beacon Theatre was primarily due to additional events held at the venue and higher per event revenue during the current year period as compared to the prior year period. The increase was partially offset by the impact of the new revenue recognition standard in the current year period.
The decrease in event-related revenues at Hulu Theater at Madison Square Garden was primarily due to lower per event revenue and fewer events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular, was primarily due to fewer events held at the venue during the current year period as compared to the prior year period. The decrease was partially offset by higher per event revenue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2019 increased $28,989, or 8%, to $383,781 as compared to the prior year period. The net increase was attributable to the following:

Increase in direct operating expenses associated with entertainment dining and nightlife offerings	$13,933
Inclusion of direct operating expenses from Obscura	7,725
Increase in direct operating expenses associated with the presentation of the Christmas Spectacular	5,730
Increase in event-related direct operating expenses at The Chicago Theatre	5,204
Increase in venue operating costs	2,328
Increase in event-related direct operating expenses at the Beacon Theatre	1,728
Increase in direct operating expenses associated with venue-related sponsorship and signage and suite licenses	1,411
Decrease in event-related direct operating expenses at the Forum	(5,923)
Decrease in event-related direct operating expenses at Hulu Theater at Madison Square Garden	(4,716)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular	(1,124)
Other net increases	2,693
$28,989
The increase in direct operating expenses associated with entertainment dining and nightlife offerings was primarily due to the costs associated with the opening of a new venue inclusive of the increases in employee compensation and related benefits, in costs of food and beverage and performer costs, as well as the impact of certain costs being reported as direct operating expenses during the current year period as compared to being reported as selling, general and administrative expenses during the prior year period.
Direct operating expenses from Obscura are included as a result of its acquisition by the Company on November 20, 2017. The current year period included direct operating expenses from Obscura for nine months as compared to approximately four months (from November 20, 2017 to March 31, 2018) during the prior year period. Direct operating expenses from Obscura principally relate to creative, experiential productions for third parties.

The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to (i) higher labor costs, (ii) higher costs associated with more performances in the current year period, (iii) costs related to show enhancements, and (iv) higher marketing expenses during the current year period as compared to the prior year period. The Company had 210 performances of the production in fiscal year 2019, as compared to 200 performances in fiscal year 2018 due to an extension of the show’s run announced in December 2018.
The increase in event-related direct operating expenses at The Chicago Theatre was primarily due to additional events held at the venue and higher per event expenses during the current year period as compared to the prior year period. The increase was partially offset by the impact of the new revenue recognition standard in the current year period.
The increase in venue operating costs reflected higher labor costs and higher repair and maintenance costs at the Company’s venues, as well as higher real estate taxes at Radio City Music Hall during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses at the Beacon Theatre was primarily due to additional events held at the venue and higher per event expenses during the current year period as compared to the prior year period. The increase was partially offset by the impact of the new revenue recognition standard in the current year period.
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
The decrease in event-related direct operating expenses at Hulu Theater at Madison Square Garden was primarily due to fewer events held at the venue and lower per event expenses during the current year period as compared to the prior year period.
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
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2019 increased $15,984, or 11%, to $155,681 as compared to the prior year period. The increase was primarily due to (i) inclusion of Obscura’s selling, general and administrative costs, (ii) higher professional fees, (iii) an increase in employee compensation and related benefits, (iv) higher venue pre-opening costs associated with entertainment dining and nightlife offerings, (v) an increase in corporate general and administrative costs, and (vi) higher marketing costs, partially offset by other decreases inclusive of the impact from certain costs being reported as direct operating expenses during the current year period as compared to being reported as selling, general and administrative expenses during the prior year period.
Operating income
Operating income for the nine months ended March 31, 2019 increased $5,922, or 7%, to $93,307 as compared to the prior year period due to an increase in revenues, partially offset by higher direct operating expenses and an increase in selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the nine months ended March 31, 2019 increased $7,053, or 6%, to $117,280 as compared to the prior year period due to an increase in revenues, partially offset by higher direct operating expenses and an increase in selling, general and administrative expenses as discussed above, excluding share-based compensation.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Nine Months Ended
	March 31,		Change
	2019	2018	Amount	Percentage
Revenues	$722,789	$646,168	$76,621	12%
Direct operating expenses	434,882	377,233	57,649	15%
Selling, general and administrative expenses	147,913	139,504	8,409	6%
Depreciation and amortization	5,825	5,544	281	5%
Operating income	$134,169	$123,887	$10,282	8%
Reconciliation to adjusted operating income:
Share-based compensation	12,357	11,874
Depreciation and amortization	5,825	5,544
Adjusted operating income	$152,351	$141,305	$11,046	8%
The comparability of the results of operations for the nine months ended March 31, 2019 to the prior year period was impacted by the new revenue recognition standard and the renewal of the Company’s ticketing agreement. See “Factors Affecting Results of Operations” for more information.
Revenues
Revenues for the nine months ended March 31, 2019 increased $76,621, or 12%, to $722,789 as compared to the prior year period. The net increase was attributable to the following:

Increase in local media rights fees from MSG Networks	$24,976
Increase in revenues from league distributions	19,987
Increase in professional sports teams’ pre/regular season ticket-related revenues	14,261
Increase in suite license fee revenues	11,767
Increase in professional sports teams’ sponsorship and signage revenues and ad sales commissions	5,306
Increase in event-related revenues from other live sporting events	751
Decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales	(2,039)
Other net increases	1,612
$76,621
The increase in local media rights fees from MSG Networks was primarily due to the impact of the new revenue recognition standard in the current year period, and to a lesser extent, contractual rate increases.
The increase in revenues from league distributions included the impact of the new revenue recognition standard in the current year period and timing.
The increase in professional sports teams’ pre/regular season ticket-related revenues was primarily due to the impact of the new revenue recognition standard in the current year period and the recognition of revenue associated with games played in previous periods as a result of the ticketing agreement renewal, partially offset by lower average Rangers, Knicks and Liberty per-game revenue.
The increase in suite license fee revenue was primarily due to the impact of the new revenue recognition standard in the current year period and rate increases, slightly offset by lower sales of suite products.
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to the impact of the new revenue recognition standard in the current year period, higher ad sales commission revenue and increased sales of existing sponsorship and signage inventory.

The increase in event-related revenues from other live sporting events was due to higher per event revenue, partially offset by the absence of a large-scale event held during the prior year period at The Garden and fewer events during the current year period as compared to the prior year period.
The decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to the Rangers and Liberty playing fewer games at The Garden during the current year period as compared to the prior year period and lower average per-game revenue during the current year period as compared to the prior year period, partially offset by the Knicks playing more games at The Garden during the current year period as compared to the prior year period. The Rangers played two fewer regular season games, the Liberty played nine fewer regular season games and the Knicks played one more regular season game at The Garden during the current year period as compared to the prior year period. The Liberty played the majority of their home games at the Westchester County Center, located in White Plains, NY, during the current year period.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2019 increased $57,649, or 15%, to $434,882 as compared to the prior year period. The net increase was attributable to the following:

Increase in net provisions for certain team personnel transactions	$47,086
Increase in other team operating expenses not discussed elsewhere in this table	4,472
Increase in team personnel compensation	3,674
Increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	3,438
Decrease in event-related expenses associated with other live sporting events	(1,653)
Other net increases	632
$57,649
Net provisions for certain team personnel transactions and for league revenue sharing expense (excluding playoffs) and NBA luxury tax were as follows:

	Nine Months Ended		Increase
	March 31,
	2019	2018
Net provisions for certain team personnel transactions	$57,063	$9,977	$47,086
Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	49,527	46,089	3,438
Team personnel transactions for the nine months ended March 31, 2019 reflect provisions, net of recoveries recorded in the current year period associated with prior period team personnel provisions, recorded for (i) player waivers/contract terminations of $50,879, (ii) player trades of $5,642, and (iii) season-ending player injuries of $542. Team personnel transactions for the nine months ended March 31, 2018 reflected provisions recorded for (i) season-ending player injuries of $4,273, which was net of insurance recoveries of $468, (ii) player waivers/contract terminations of $4,022, and (iii) player trades of $1,682.

The increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax reflected higher provisions for league revenue sharing expense of $4,558, partially offset by higher estimated NBA luxury tax credit of $1,120. Higher league revenue sharing expense primarily reflected the impact of the new revenue recognition standard in the current year period and higher estimated NHL revenue sharing expense for the 2018-19 season, partially offset by higher estimated net player escrow recoveries, lower estimated NBA revenue sharing expense for the 2018-19 season and adjustments to prior seasons’ revenue sharing expense. The Knicks were not a luxury tax payer for the 2017-18 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of March 31, 2019 would not result in the team being a luxury tax payer for the 2018-19 season and the estimated luxury tax receipt is currently anticipated to be higher than the luxury tax receipt for the 2017-18 season. The actual amounts for the 2018-19 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.

The increase in other team operating expenses was primarily due to the impact of the new revenue recognition standard in the current year period and an increase in league assessments, partially offset by lower player insurance costs and lower day-of-event costs, primarily driven by the Liberty and Rangers playing fewer games at The Garden during the current year period as compared to the prior year period. During the current year period, the majority of the Liberty’s home games were played at the Westchester County Center, located in White Plains, NY.
The increase in team personnel compensation was primarily the result of earlier recognition due to the impact of the new revenue recognition standard for fulfillment costs in the current year period, partially offset by the impact of roster changes at the Company’s sports teams.
The decrease in event-related expenses associated with other live sporting events was due to the absence of a large-scale event held during the prior year period at The Garden and fewer events during the current year period as compared to the prior year period, partially offset by higher per event expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2019 increased $8,409, or 6%, to $147,913 as compared to the prior year period primarily due to (i) an increase in employee compensation and related benefits, (ii) higher marketing costs, and (iii) an increase in corporate general and administrative costs, partially offset by other decreases.
Operating income
Operating income for the nine months ended March 31, 2019 increased $10,282, or 8%, to $134,169 as compared to the prior year period primarily due to an increase in revenues, partially offset by higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the nine months ended March 31, 2019 increased $11,046, or 8%, to $152,351, as compared to the prior year period due to an increase in revenues, partially offset by higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, as discussed above, excluding share-based compensation.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under our $377,000 revolving credit facilities (see Note 11 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility and TAO Credit Facilities). Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in Las Vegas and London), investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations and mandatory purchases from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic conditions could adversely impact its ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Over the next 12 months, we believe we have sufficient liquidity, including approximately $1,153,000 in unrestricted cash and cash equivalents and $111,000 of short-term investments as of March 31, 2019, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows to fund our operations, to pursue the development of the new venues discussed below and other new business opportunities and to repurchase shares of the Company’s Class A Common Stock (see Note 2 and Note 10 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s short-term investments).
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

MSG Spheres
The Company is moving forward with its venue strategy to create the “venue of the future” — which we refer to as “MSG Sphere.”
We plan to build the first MSG Sphere in Las Vegas, followed by London. We continue to refine our design to deliver the most immersive experience for guests while maximizing the efficiencies that come with constructing two venues that will have similar key features. For Las Vegas, the Company has completed grading and excavation of the site and, in February, started foundation work, with the goal of opening MSG Sphere in calendar year 2021.
In London, the Company acquired land in 2017 at a cost of $84,275, including stamp taxes, and in March 2019, submitted its planning application to the local planning authority. The Company plans to begin work following the receipt of all necessary approvals and the completion of construction drawings. Assuming the timely completion of those steps, the Company expects to open the London venue approximately one year after the Las Vegas venue opens.
Cost estimates for MSG Sphere Las Vegas and London have not yet been finalized as the Company continues to refine its design. MSG Sphere is an ambitious project that the Company believes will drive substantial new and enhanced revenue and adjusted operating income opportunities for the Company. Given the transformative nature of these venues, we expect that completion of these venues will require greater capital spend than would be required for a comparably-sized traditional entertainment venue. For additional information regarding the Company’s capital expenditures related to the MSG Spheres, see Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (including footnote (d) on page 45).
In connection with these efforts, the Company will need to pursue additional capital beyond that which is available from cash on hand, cash flows from operations and borrowings under our revolving credit facilities. There is no assurance that the Company will be able to obtain such capital. The potential Sports Distribution contemplates that the Company would retain an approximate one-third interest in the sports company which, if completed, could provide the Company with an additional source of funding for its capital and other needs, including for costs associated with the design and construction of MSG Spheres. As is the case for any large scale real estate development projects, as the Company moves forward with the planning and construction of the MSG Spheres, the Company may face unexpected project delays and costs.
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
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company pays fees for the letters of credit that are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of March 31, 2019, the Company had $11,097 of letters of credit outstanding pursuant to which fees were credited against a note investment, which included two letters of credit for $750 pertaining to TAO Group as of December 30, 2018.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2018 other than activities in the ordinary course of business.

Cash Flow Discussion

As of March 31, 2019, cash, cash equivalents and restricted cash totaled $1,182,093, as compared to $1,256,620 as of June 30, 2018. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2019 and 2018:

	Nine Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$97,344	$165,017
Net cash used in investing activities	(159,760)	(183,433)
Net cash used in financing activities	(18,551)	(50,231)
Effect of exchange rates on cash, cash equivalents and restricted cash	6,440	924
Net decrease in cash, cash equivalents and restricted cash	$(74,527)	$(67,723)
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2019 decreased by $67,673 to $97,344 as compared to the prior year period primarily due to changes in certain assets and liabilities, partially offset by a decrease in net income adjusted for non-cash items. The changes in certain assets and liabilities are driven by (i) lower deferred revenue primarily due to the mix of events and timing, and (ii) higher receivables in the current year period due to timing and the impact from the adoption of ASC Topic 606 and, to a lesser extent, (iii) a player trade, partially offset by an increase in accrued and other liabilities related to the waiver of a player in the current period and the absence of a severance-related payment with a team executive in the prior year period. The changes in assets and liabilities is partially offset by the net impact of the decrease in net income adjusted for non-cash items primarily driven by lower benefits from deferred income taxes, as a result of the enactment of the TCJA in the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2019 decreased by $23,673 to $159,760 as compared to the prior year period primarily due to proceeds received from the sale of the Company’s 50% interest in AMSGE and, to a lesser extent, (i) lower capital expenditures in the current year period compared to the prior year period primarily associated with the purchase of land in London during the second quarter of fiscal year 2018, (ii) the non-recurrence of payments associated with the business acquisition and franchise fee for CLG, and (iii) a loan repayment received from a subordinated debt. The decrease was partially offset by the Company’s investment in a time deposit with a banking institution in London and an investment in SACO during the current year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2019 decreased by $31,680 to $18,551 as compared to the prior year period primarily due to (i) lower taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period, (ii) the non-recurrence of repurchases of shares of the Company’s Class A Common Stock in the prior year period, (iii) the non-recurrence of a contingent consideration payment related to the acquisition of CLG in the prior year period, and (iv) contributions from noncontrolling interest holders in the current year period as compared to the prior year period.
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
The goodwill balance reported on the Company’s consolidated balance sheet as of March 31, 2019 by reporting unit was as follows:

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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2019 by reportable segment:

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
In addition, we are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes.
As of March 31, 2019, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $15.6 million in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On March 29, 2019, a purported stockholder of the Company filed a complaint in the Court of Chancery of the State of Delaware, derivatively on behalf of the Company, against certain directors of the Company who are members of the Dolan family group and against the directors of the Company who are members of the Compensation Committee (collectively, the “Director Defendants”). The Company is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to the Company’s stockholders in approving the compensation packages for James L. Dolan in his capacity as the Executive Chairman and Chief Executive Officer of the Company. The complaint seeks monetary damages in an unspecified amount from the Director Defendants in favor of the Company; rescission of Mr. Dolan’s employment agreements; restitution and disgorgement by Mr. Dolan in respect of his compensation; and costs and disbursements for the plaintiff.
The Company is a defendant in various other lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2019, the Company had $259,639 remaining under the $525,000 Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has funded, and any future stock repurchases are expected to be funded, through a combination of cash on hand and cash generated by operations. During the three months ended March 31, 2019, the Company did not engage in any share repurchase activity under its share repurchase program.
Item 5. Other Information
On May 6, 2019, MSG Sports & Entertainment, LLC (“MSG S&E”), a wholly-owned subsidiary of The Madison Square Garden Company (the “Company”) entered into a dry lease agreement (the “Dry Lease Agreement”) with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick Dolan, the son of Charles F. Dolan (a director of the Company) and the brother of James L. Dolan (the Executive Chairman, Chief Executive Officer and a director of the Company). Pursuant to the terms of the Dry Lease Agreement MSG S&E may lease on a non-exclusive basis Brighid Air’s Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”), and MSG S&E will pay Brighid Air rent at an hourly rate, as well as specified expenses of each flight.
In connection with the Dry Lease Agreement, on May 6, 2019 MSG S&E entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, pursuant to which MSG S&E may utilize pilots employed by DFO for purposes of flying the Challenger when MSG S&E is leasing the Challenger under the Dry Lease Agreement. Pursuant to the Flight Crew Agreement, MSG S&E will pay DFO an hourly rate for the use of such pilots, as well as reimburse certain expenses of the pilots.
On May 6, 2019, Andrew Lustgarten, President of the Company, entered into an aircraft time sharing agreement (the “Time Sharing Agreement”) with MSG S&E, pursuant to which Mr. Lustgarten may lease the Challenger from MSG S&E for limited personal use. For flights taken under the Time Sharing Agreement, Mr. Lustgarten will pay for the actual expenses of such flight as listed in the agreement, not to exceed the maximum amount permitted under Federal Aviation Administration rules.
The above description of the Dry Lease Agreement, Flight Crew Agreement and Time Sharing Agreement are qualified in their entirety by reference to those agreements which are attached hereto as Exhibit 10 .1, Exhibit 10.2 and Exhibit 10.3, respectively, and are incorporated into this Item 5 by reference.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Dry Lease Agreement, dated May 6, 2019, between MSG Sports & Entertainment, LLC and Brighid Air, LLC.
10.2	Flight Crew Services Agreement, dated May 6, 2019, between MSG Sports & Entertainment, LLC and Dolan Family Office, LLC.
10.3	Time Sharing Agreement, dated May 6, 2019, between MSG Sports & Entertainment, LLC and Andrew Lustgarten.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of May 2019.

The Madison Square Garden Company

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President and Chief Financial Officer