Form 10-K
period 2019-06-30
Madison Square Garden Co
filed 2019-08-20
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of The Madison Square Garden Company as of June 30, 2019 computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5 billion
Number of shares of common stock outstanding as of July 31, 2019:

Class A Common Stock par value $0.01 per share	—	19,230,061
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2019 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
The Madison Square Garden Company is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden,” “MSG” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Sports & Entertainment, LLC and its direct and indirect subsidiaries. Our telephone number is 212-465-6000, our website is http://www.themadisonsquaregardencompany.com and the investor relations section of our web site is http://investor.msg.com. We make available, free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our web site in this report are provided as a convenience and the information contained on, or available through, our web site is not part of this or any other report we file with or furnish to the SEC.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”), formerly known as The Madison Square Garden Company. All the outstanding common stock of the Company was distributed to MSG Networks shareholders (the “2015 Distribution”) on September 30, 2015 (the “2015 Distribution Date”).
Potential Spin-off Transaction
On June 27, 2018, the Company announced that its board of directors (“Board”) has authorized the Company’s management to explore a possible spin-off that would create a separately-traded public company comprised of its sports businesses, including the New York Knicks and New York Rangers professional sports franchises (“Sports Spinco”). We refer to the potential spin-off as the “Sports Distribution.” On October 4, 2018, in connection with the Sports Distribution, a subsidiary of the Company submitted an initial Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (which has been amended). If the Company proceeds with the Sports Distribution, it would be structured as a tax-free transaction to all MSG shareholders. Upon completion of the contemplated separation, record holders of MSG common stock would receive a pro-rata distribution, expected to be equivalent, in aggregate, to an approximately two-thirds economic interest in Sports Spinco. The remaining common stock, expected to be equivalent to an approximately one-third economic interest in Sports Spinco, would be retained by the Company. There can be no assurance that the proposed transaction will be completed in the manner described above, or at all. The Sports Distribution is expected to be completed in the first quarter of calendar year 2020. Completion of the transaction is subject to various conditions, including certain league approvals, a private letter ruling from the Internal Revenue Service (the "IRS"), receipt of a tax opinion from counsel and final Board approval.
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
MSG Sports: This segment includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA G League (the “NBAGL”). Our professional sports franchises are collectively referred to herein as “our sports teams.” The MSG Sports segment also includes Counter Logic Gaming (“CLG”), a premier North American esports organization, and Knicks Gaming, MSG’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as “our esports teams,” and, together with our sports teams, “our teams.” In addition, the MSG Sports segment promotes, produces and/or presents a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, and college wrestling.

MSG Entertainment: This segment features the Company’s live entertainment events — including concerts, and other live events such as family shows, performing arts and special events — which we present or host in our diverse collection of venues. Those venues are: Madison Square Garden (“The Garden”), Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum, and The Chicago Theatre. Our MSG Entertainment segment also includes our original production — Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”) — as well as Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival, and TAO Group Holdings LLC (“TAO Group”), a hospitality group with globally-recognized entertainment dining and nightlife brands.
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

◦
Our integrated approach to marketing partnerships allows us to use and sell our broad array of assets together in order to maximize their collective value, both for the Company and for our marketing partners. Our ability to offer compelling, broad-based marketing platforms, which we believe are unparalleled in sports and entertainment, enables us to attract world-class partners, such as our “Marquee” marketing partner, JPMorgan Chase, and our “Signature” marketing partners, which include Anheuser-Busch, Charter Communications, Delta Air Lines, DraftKings, Kia, Lexus, PepsiCo, SAP and Squarespace.

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

•
Utilizing a unique strategy for our performance venues. The Company has a collection of performance venues through which we deliver high-quality live sports and entertainment. In addition to our New York venues: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, our portfolio includes: the Forum in Inglewood, CA and The Chicago Theatre. These venues, along with our venue management capabilities, effective bookings strategy and proven expertise in sponsorships, marketing, ticketing and hospitality, have positioned the Company as an industry leader in live entertainment. We intend to leverage our unique assets, expertise and approach to drive growth and stockholder value, and to ensure we continue to create unmatched experiences for the benefit of all our stakeholders.

◦
Maximizing the live entertainment experience for our customers. We use our first-class operations, coupled with new innovations and our ability to attract top talent, to deliver unforgettable experiences for our customers — whether they are first-time visitors, repeat customers, season ticket holders, or suite holders — ensuring they return to our venues. We have a track record of designing world-class facilities that exceed our customers’ expectations. This includes our renovations of Radio City Music Hall, the Beacon Theatre, The Garden and the Forum to deliver top-quality amenities such as state-of-the-art lighting, sound and staging, a full suite of hospitality offerings and enhanced premium products. In addition to better onsite amenities, we continue to explore new ways to utilize technology to improve the customer experience and create communities around our live events. From the way our customers buy their food and beverage; to how we market and process their tickets; to the content we provide them to enhance their sports and entertainment experience, we strive to give our customers the best in-venue experience in the industry.

◦
Leveraging our live entertainment expertise to increase productivity across our performance venues. Part of what drives our success is our “artist first” approach. This includes our renovation of the Forum, which set a new bar for the artist experience by delivering superior acoustics and an intimate feel, along with amenities such as nine star-caliber dressing rooms and dedicated areas for production and touring crews. This talent-friendly environment, coupled with more date availability and our top-tier service, is not only attracting artists to our West Coast venue, but also bringing them back for repeat performances. We will continue to use our “artist first” approach to attract the industry’s top talent with the goal of increasing utilization across all our venues through more multi-night and multi-market concerts and other events, including more recurring high-profile shows that help expand our base of events. Examples of this strategy include our residencies, which feature legendary performers playing our venues each month, and have included Billy Joel at The Garden and Jerry Seinfeld at the Beacon Theatre.

◦
Selectively expanding our performance venues in key music and entertainment markets. We believe our proven ability to deliver entertainment-focused venues, coupled with our unique capabilities, technologies and “artist first” approach, can deliver a differentiated experience for artists, fans and partners. In May 2016, the Company announced plans to build a state-of-the-art new entertainment venue in Las Vegas, one of the world’s most important entertainment destinations. In February 2018, we further unveiled our vision for MSG Sphere, which we believe will change entertainment by pioneering the next generation of immersive experiences. The Company broke ground in Las Vegas in September 2018 on its first MSG Sphere venue, which is currently under construction, with the goal to open the venue in calendar year 2021. In February 2018, we also announced the purchase of land in Stratford, London, which we expect — once we have received all necessary approvals and have further advanced our design for the venue — will become home to the second MSG Sphere. MSG Sphere venues will utilize advanced, cutting-edge technologies to create an entirely new platform that is expected to redefine how immersion and storytelling come together in entertainment experiences. Because of the transformative nature of these venues, we believe there will be other markets — both domestic and international — where MSG Sphere can be successful. The design of MSG Sphere will be flexible to accommodate a wide range of sizes and capacities — from large-scale to smaller and more intimate — based on the needs of the individual market. Controlling and booking a network of world-class venues provides the Company with a number of avenues for potential growth, including driving increased bookings and greater marketing and sponsorship opportunities. As we explore selectively extending the MSG Sphere network, we will be open to multiple types of transaction structures, including owned, operated, and joint ventures. As we work with various companies to develop the technologies needed for MSG Sphere venues, we are focused on obtaining appropriate strategic rights with respect to intellectual property.

•
Expanding our entertainment dining and nightlife venues. The Company owns a controlling interest in TAO Group — a leader in the hospitality industry. TAO Group currently operates 29 entertainment dining and nightlife venues in New York City, Las Vegas, Los Angeles, Chicago, Singapore and Sydney, Australia with globally-recognized brands that include: TAO, Marquee, Lavo, Avenue, Beauty & Essex and Vandal. TAO Group is actively developing opportunities in select markets — both domestically and internationally — to expand. Over the past year, TAO Group opened TAO Chicago, along with new entertainment dining and nightlife venues as part of Moxy Chelsea hotel in New York City. TAO Group also debuted three new venues in Singapore — Marquee, Avenue, and KOMA.

•
Growing our portfolio of proprietary content. We continue to explore the creation of proprietary content and attractions that enable us to benefit from being both content creator and venue operator. This includes opportunities to develop theatrical productions for our existing and planned venues. For our planned MSG Sphere venues, we are developing a set of tools that will allow both MSG and third parties to create content for the platform, making content creation an intuitive experience — whether someone is adapting existing content or developing original creations that maximize the potential of the venues’ technologies. We expect to use these tools to create our own catalogue of content and original productions, establishing a library of unique and compelling material that can be used across MSG Sphere venues.

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

Our Business
MSG Sports
Our Company is synonymous with some of the greatest sporting events in history. Today that tradition continues with our commitment to delivering a broad array of world-class sporting events that create lasting and indelible memories for sports fans. Our MSG Sports segment includes some of the world’s most recognized sports franchises, as well as a diverse selection of other live sporting events, that the Company promotes, produces and/or presents, primarily at The Garden, Hulu Theater at Madison Square Garden and the Forum.
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
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, as well as some of the greatest athletes to ever play the game. Under the leadership of head coach, David Fizdale, the Knicks head into the 2019-20 season fielding a young and exciting team that includes Mitchell Robinson, an NBA All-Rookie Second Team selection; RJ Barrett, the number three overall pick in the 2019 NBA Draft; and a number of skilled players who were added to the team during the offseason. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2018-19 regular season.
New York Rangers
The Rangers hockey club is one of the NHL’s “Original Six” franchises. Heading into its 92nd season, the Rangers are a storied franchise and one of the league’s marquee teams, with four Stanley Cup Championships over its history. Under the leadership of new President, John Davidson, the Rangers are seeking to build the foundation for its next championship-caliber team, which for the 2019-20 season includes the addition of elite forward, Artemi Panarin, as well as Kaapo Kakko, the second overall pick in the 2019 NHL Entry Draft. The Rangers are known to have one of the most passionate, loyal and enthusiastic fan bases in all of sports, and ranked in the top three in the NHL for ticket sales receipts for the 2018-19 regular season.
Westchester Knicks
The Westchester Knicks, an NBAGL team, play their home games at the Westchester County Center in White Plains, NY and serve as the exclusive NBAGL affiliate of the Knicks. In the 2018-19 season, the Westchester Knicks finished with the franchise’s second-most wins in a single season, including the first postseason win in its history.
Hartford Wolf Pack
The Hartford Wolf Pack, a minor-league hockey team, is the player development team for the Rangers and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Hartford Wolf Pack for skill development and injury rehabilitation, and can call up players for the Rangers roster to enhance the team’s competitiveness.
Esports
The Company’s portfolio of live experiences includes a presence in the esports industry through a controlling interest in CLG, a premier North American esports organization, as well as Knicks Gaming, our franchise in the NBA 2K Esports League. Founded in 2010, CLG is one of the most established and successful organizations in the industry, operating six teams across several well-known esports games: “League of Legends,” “Fortnite,” “Counter-Strike: Global Offensive,” and “Super Smash Bros.” In 2018, Knicks Gaming made its debut as part of the league’s inaugural season and went on to win the first-ever NBA 2K League championship.

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
While the precise rights and obligations of member teams vary from league to league, the leagues have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including preseason and playoff schedules; the number of games in a playing season; the operating territories of the member teams; national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchises; and labor relations with the players’ associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Sports — Expenses.” Additionally, CLG operates multiple teams that participate in several different esports leagues. The rights and obligations of each CLG team (and member teams generally) vary from league to league. The leagues are generally empowered to and have implemented rules with respect to our league participation, as well as operation, and monetization of the CLG teams and brand. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
Other Sporting Events
The Company’s MSG Sports segment also includes a broad array of live sporting events that the Company promotes, produces and/or presents, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, and college wrestling. Many of these events are among the most popular in our history and are perennial highlights on our annual calendar, as well as some of The Garden’s longest-running associations.
Professional boxing, beginning with John L. Sullivan in 1882, has had a long history with The Garden. The Arena famously hosted Muhammad Ali and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as numerous bouts featuring dozens of other boxing greats. These have included: Joe Louis, Rocky Marciano, Sugar Ray Robinson, Willie Pep, Emile Griffith, George Foreman, Roberto Duran, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto, and Wladimir Klitschko. In June 2019, The Garden hosted the World Heavyweight Championship, in a bout that saw champion Anthony Joshua, in his U.S. debut, fall in a stunning loss to Andy Ruiz Jr. in front of a sold-out crowd. Additionally, this past year the Company hosted top fighters Vasiliy Lomachenko, Daniel Jacobs, Demetrius Andrade, Gennady Golovkin, and Terence Crawford, as well as the New York debut of international boxing superstar Canelo Alvarez.
In recent years, the Company has also expanded its presence in the popular sport of mixed martial arts. In June 2016, the Forum hosted its first-ever Ultimate Fighting Championship (“UFC”) event with UFC 199. Since the return of professional mixed martial arts in New York State in 2016, The Garden has annually hosted UFC events, including the historic UFC 205 in November 2016 during which Conor McGregor knocked out Eddie Alvarez to become the first simultaneous two-weight champion in UFC history. Bellator MMA has also hosted internationally-broadcasted events at both The Garden and the Forum, including most recently Bellator 222 at The Garden in June 2019, which featured Rory MacDonald vs. Neiman Gracie in a welterweight title fight. The Professional Fighters League has also held events at Hulu Theater at Madison Square Garden, including its inaugural World Championships on New Year’s Eve this past year, which featured six world title fights.
College sports have been a mainstay at The Garden for decades, with college basketball celebrating 85 years at The World’s Most Famous Arena during the 2018-19 season. In addition to St. John’s University calling The Garden its “home away from home,” this past year the highly-anticipated Big East Tournament celebrated its 37th consecutive year at The Garden. Other college basketball highlights this past year included visits from Duke University’s Blue Devils, where phenoms Zion Williamson and RJ Barrett entertained The Garden crowd in a showcase against Texas Tech, as well as the annual Jimmy V Classic and the 2K Empire Classic.

In 2007, The Garden sold out its first college hockey game — Red Hot Hockey featuring Cornell University versus Boston University — which has become a popular biennial event that Cornell won for the first time in 2017. College hockey has continued to grow at The Garden and become a fan-favorite over the last decade, attracting top national teams such as Boston College, North Dakota, Harvard, Michigan, and Minnesota.
Other recent world-class sporting events have included the NBA All-Star Game, which The Garden last hosted in 2015, marking the fifth time the arena has hosted the illustrious professional basketball event, and the NCAA Division I Men’s Basketball East Regional Finals, which The Garden hosted in 2014 and 2017, and will again in 2020.
These live sporting events are not contemplated to be included as part of the potential Sports Distribution.
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
Specifically, our MSG Entertainment segment produces, presents and hosts concerts, family shows, performing arts events, special events and wholly-owned productions at our venues, which are: The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum and The Chicago Theatre. With seating capacities and configurations that range from 2,800 to 21,000, our collection of diverse venues enables us to showcase acts and events that cover a wide spectrum of genres and popular appeal.
Our MSG Entertainment segment also includes the beloved holiday show, the Christmas Spectacular — created for Radio City Music Hall and featuring the world-famous Rockettes.
Over the past several years, the Company has also been executing on its plans to build a robust, diversified portfolio of live experiences. In July 2016, the Company acquired a controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. This was followed in January 2017 by the Company’s purchase of a controlling interest in TAO Group, a hospitality group with globally-recognized entertainment dining and nightlife brands.
Our Live Entertainment Bookings
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been a key destination for artists such as the Eagles, U2, Pearl Jam, Foo Fighters, Paul McCartney, Drake, Bruno Mars, Justin Bieber, Dead and Company, Madonna, Mumford & Sons, Phish, Fleetwood Mac, Adele, Eric Clapton, Bruce Springsteen, Rihanna, Justin Timberlake, P!nk, Kanye West, Stevie Wonder, Ariana Grande and Dave Chappelle.
Our efforts to find new ways to increase the utilization of our venues and create unique experiences for artists and fans has led to the creation of various residencies — including The Garden’s first music franchise: Billy Joel at The Garden. As part of this extraordinary residency, Billy Joel has appeared monthly at MSG since January 2014, for a total of 66 shows, bringing his overall performances at The World’s Most Famous Arena to 112 overall (through July 2019). In 2016, the Company launched its second residency, as legendary New Yorker and comedian Jerry Seinfeld began a successful two-year run at the Beacon Theatre, with all 36 performances — which concluded in December 2017 — selling out. In 2019 Seinfeld resumed his successful residency, which now includes 56 total performances (through July 2019). This past year, the Company also announced a new multi-year, dual-city residency with Tedeschi Trucks Band at both the Beacon Theatre and The Chicago Theatre — the first residency to span two cities.
Our venues also attract family shows and theatrical productions, which this past year included: PAW Patrol Live!, Sesame Street Live!, Dr. Seuss’ How the Grinch Stole Christmas!, The Lightning Thief: The Percy Jackson Musical, and Pride & Joy: The Marvin Gaye Musical. In addition, we frequently serve as the backdrop for high-profile special events such as the 60th Annual Grammy Awards, which returned to The Garden for the first time in 15 years in 2018. Other significant events that have been hosted in our venues include the Tony Awards, “America’s Got Talent,” the final season premiere of HBO’s “Game of Thrones” and the MTV Video Music Awards; appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi; graduations, television upfronts, product launches and film premieres.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows where we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues.

Our Productions
One of the Company’s core properties, the Christmas Spectacular — created for Radio City Music Hall and featuring the world-famous Rockettes — has been performed at Radio City Music Hall for 86 years. The Rockettes, along with show-stopping performances, festive holiday scenes and state-of-the-art special effects, have played an important role in the critically-acclaimed show’s enduring popularity. This past year the show featured several new technology enhancements, including an all-new groundbreaking finale scene, “Christmas Lights.” Additionally, large-scale digital projections were incorporated to enhance both the finale and classic numbers throughout the show, creating an immersive environment that extended beyond the stage onto all eight of Radio City’s proscenium arches. During the 2018 holiday season, the Christmas Spectacular once again sold more than one million tickets.
We acquired the rights to the Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes brand in the same manner.
The Company believes it has a significant and unique asset in the Rockettes and continues to strengthen and broaden the Rockettes brand by targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high-profile events, including Presidential Inaugurations, the Macy’s Thanksgiving Day Parade, Macy’s 4th of July Fireworks event, the New Year’s Eve Times Square Ball Drop, the Tony Awards, and television shows (“America’s Got Talent,” “Project Runway,” “The Today Show,” “Live with Kelly and Ryan,” and “The Tonight Show with Jimmy Fallon”), among many others. We continue to pursue opportunities to generate greater brand awareness, including television and public appearances and dance education offerings.
Our Entertainment Dining and Nightlife Offerings
The Company owns a controlling interest in TAO Group, which strengthens the Company’s portfolio of live offerings with a complementary, hospitality group with widely-recognized brands that include: TAO, Marquee, Lavo, Avenue, Beauty & Essex, and Vandal. Since 2000, TAO Group has been creating some of the most innovative premium experiences in the entertainment dining and hospitality industry. Today, TAO Group operates 29 venues – 12 venues in New York City, six venues in Las Vegas, five venues in Los Angeles, one venue in Chicago, four venues in Singapore and one venue in Sydney, Australia — and is actively developing opportunities to expand on their success with new venues. Over the past year, TAO Group opened TAO Chicago, along with new entertainment dining and nightlife venues as part of Moxy Chelsea hotel in New York City. TAO Group also debuted three new venues in Singapore — Marquee, Avenue, and KOMA.
Essentially all of the venues have either long-term leases or long-term management agreements with options to renew for multiple years.
Our Festival Offering
The Company owns a controlling interest in BCE, the entertainment production company known for successfully creating and operating New England’s premier music festival — Boston Calling, which this year celebrated its 10th edition. The 2019 three-day festival took place over Memorial Day weekend at the Harvard Athletic Complex, and featured more than 50 performances from a diverse array of musicians, bands, and comedians, including headliners Twenty One Pilots, Tame Impala and Travis Scott.
Our Performance Venues
The Company operates a mix of iconic performance venues that continue to build on their historic prominence as destinations for unforgettable experiences and events. Individually, these venues are each premier showplaces, with a passionate and loyal following of fans, performers and events. Taken together, we believe they represent an outstanding collection of venues.
We own or operate under long-term leases a total of six venues in New York City, Chicago and Inglewood, CA. Our New York City venues are the Madison Square Garden Complex (which includes both The Garden and Hulu Theater at Madison Square Garden), Radio City Music Hall and the Beacon Theatre. Our portfolio of venues also includes the Forum in Inglewood, CA and The Chicago Theatre. The Company is also currently building a new venue in Las Vegas, MSG Sphere at The Venetian, and has announced plans to build an MSG Sphere venue in London, once we have received all necessary approvals and have further advanced our design for the venue.

The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its 140-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, together with Hulu Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors this past year. In 2009, Billboard Magazine ranked The Garden the number one venue of the decade in its respective class based upon gross ticket sales. Music industry subscribers of the trade magazine Pollstar have voted The Garden “Arena of the Year” 22 times since the inception of the awards in 1989. The Garden is the highest-grossing entertainment venue of its size in the world based on Billboard Magazine’s 2019 mid-year rankings.
The Garden is home to the Knicks and Rangers and is associated with countless “big events,” inspired performances and one-of-a-kind moments. Highlights include: “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971; the 1970 Knicks’ NBA Championship; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; the only U.S. concerts from the reunited Cream; the 25th Anniversary Rock and Roll Hall of Fame concerts; the 60th Annual Grammy Awards; and Billy Joel’s record-breaking 112 total performances at The Garden (through July 2019). In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief” in 2012.
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
We own the Madison Square Garden Complex, the platform on which it is built and development rights (including air rights) above our property. Madison Square Garden sits atop Pennsylvania Station (“Penn Station”), a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. The Garden seats up to approximately 21,000 spectators for sporting and entertainment events and, along with Hulu Theater at Madison Square Garden, contains approximately 1,100,000 square feet of floor space over 11 levels.

Hulu Theater at Madison Square Garden
Hulu Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968 with seven nights of performances by Judy Garland. Since then, some of the biggest names in live entertainment have played Hulu Theater at Madison Square Garden, including The Who, Bob Dylan, Diana Ross, Elton John, James Taylor, Mary J Blige, Pentatonix, John Legend, Ellie Goulding, Chris Rock, Neil Young, Bill Maher, Radiohead, Jerry Seinfeld and Van Morrison. Hulu Theater at Madison Square Garden has also hosted boxing events and the NBA Draft; award shows such as The Daytime Emmys; and other special events including “Wheel of Fortune” and audition shows for “America’s Got Talent,” as well as a variety of theatrical productions and family shows, including A Christmas Story, Elf The Musical, Paw Patrol Live!, and Sesame Street Live!. In March 2018, the Company and Hulu, a leading premium streaming service, announced a multi-faceted marketing partnership that included exclusive naming rights, after which the venue was rebranded as Hulu Theater at Madison Square Garden. Hulu Theater at Madison Square Garden is the seventh highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2019 mid-year rankings.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall, a venue with approximately 6,000 seats, hosts concerts, family shows and special events, and is home to the Christmas Spectacular. See “— MSG Entertainment — Our Productions.” Over its history, entertainers who have graced the Great Stage include: Yes, Aretha Franklin, Lady Gaga, Brian Wilson, Harry Styles, Bastille, John Mulaney, Mariah Carey, Nine Inch Nails, Christina Aguilera, Britney Spears, Tony Bennett, Billie Eilish, Sebastian Maniscalco and Dave Chappelle. In 2009, Billboard Magazine ranked Radio City Music Hall the number one venue of the decade in its respective class based upon gross ticket sales. Radio City Music Hall is the highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2019 mid-year rankings.
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
Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived of by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera, and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music including Steely Dan, Coldplay, Alice Cooper, Dave Matthews Band, Crosby Stills & Nash, Elton John, John Fogerty, Hozier, Tom Petty and the Heartbreakers, Tedeschi Trucks Band, Eddie Vedder and Bob Dylan, as well as The Allman Brothers Band, which played their 238th show at the Beacon Theatre in October 2014, marking their final concert as a band. The venue has also hosted special events such as film premieres for the Tribeca Film Festival and comedy events, including our Jerry Seinfeld residency, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006 when the Rolling Stones played a private concert in honor of his 60th birthday.

In August of 2008 we closed the Beacon Theatre for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, onsite examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City. The Beacon Theatre is the sixth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2019 mid-year rankings.
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
The original Forum was designed by renowned architect, Charles Luckman, who also designed The Garden that opened in 1968. The historic West Coast venue, which opened in 1967, has played host to some of the greatest musical performers of all time, including The Rolling Stones, The Jackson 5, Bob Dylan, Led Zeppelin, Madonna, Van Halen, Coldplay, Prince and many others. In addition, the Forum was home to the Los Angeles Lakers and Los Angeles Kings until 1999.
Since re-opening in 2014, the Forum has received several architectural awards recognizing its outstanding restoration. The venue’s impressive lineup of entertainers since the restoration has included: the Eagles, Justin Timberlake, U2, Drake, Kanye West, Eric Clapton, Guns N’ Roses, Stevie Wonder, Aerosmith, Steely Dan, Fleetwood Mac, Jennifer Lopez, KISS, Mumford & Sons, Foo Fighters, The Weeknd, P!nk and Rihanna as well as His Holiness the Dalai Lama. The Forum has also hosted a number of special events such as the MTV Video Music Awards and Nickelodeon’s Kids’ Choice Awards, as well as select sporting events, including Championship Boxing and mixed martial arts. The Forum is the third highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2019 mid-year rankings.
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
The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Neil Young, Janelle Monae, Jerry Seinfeld, Janet Jackson, Bob Weir, Jim Gaffigan, Conan O’Brien, Amy Schumer and Steely Dan. The venue has also hosted theatrical tours such as A Christmas Story, The Wizard of Oz, Paw Patrol Live! and Dr. Seuss’ How The Grinch Stole Christmas! The Musical. The Chicago Theatre is the fifth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2019 mid-year rankings.

MSG Sphere
The Company is progressing with its plans to create the “venue of the future” with MSG Sphere, which will utilize cutting-edge technologies to create the next-generation of immersive experiences. Key design features of MSG Sphere are expected to include:

•	a fully-programmable LED exterior and an interior bowl that features the world’s largest and highest resolution LED screen known today — more than 160,000 square feet of display surface;

•	an advanced acoustics system featuring beamforming technology that will deliver crystal clear audio;

•	a custom video system capable of capturing, curating and distributing both today’s and tomorrow’s content;

•	an infrasound haptic system that will use deep vibrations so guests can “feel” the experience; and

•	an advanced architecture for connectivity that will enable a broader range of content, greater interaction among guests and more immersive entertainment experiences.
These technologies will come together to create a powerful platform, which we believe will make MSG Sphere the venue of choice for a wide variety of content — including attractions, concerts, residencies, corporate events, award shows, product launches and select sporting events.
The Company will build its first MSG Sphere in Las Vegas on land leased from Las Vegas Sands Corp. (“Sands”), which is adjacent to The Venetian Resort. The Company broke ground on the approximately 17,500-seat venue in September 2018 with the start of site preparations, and construction is currently ongoing. Our goal is to open MSG Sphere in Las Vegas in calendar year 2021. Sands will provide us with $75 million to help fund the construction costs, including the cost of a pedestrian bridge that links MSG Sphere in Las Vegas to the Sands Expo Convention Center. Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Expo Center business. The ground lease has no fixed rent; however, if certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives. The lease is for a term of 50 years.
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to the Company’s second MSG Sphere and first large-scale international venue. The Company submitted a planning application to the local planning authority in March 2019 and expects a planning determination by the end of calendar year 2019 (which may become the subject of further discussions with the planning authority). Our plan is to begin construction on the MSG Sphere venue in London only once we have received all necessary approvals and have further advanced our design for the venue. We currently expect that MSG Sphere in London will be substantially similar to MSG Sphere in Las Vegas, including having approximately the same seating capacity.
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
Our Interactive Initiatives
The Company has a digital presence that includes web sites, social networking sites and mobile applications for our sports and entertainment properties. In 2017, the Company consolidated a collection of individual web sites dedicated to our venues into a new platform, MSG.com, designed to deliver greater value to our customers by providing one place where they can explore upcoming events in all our venues, learn more about our brands, and purchase tickets. Web sites dedicated to our teams (nhl.com/rangers, nba.com/knicks, westchester.gleague.nba.com, hartfordwolfpack.com, clg.gg, knicksgaming.nba.com) remain separate from MSG.com, as do the web sites for TAO Group (taogroup.com) and Boston Calling (bostoncalling.com). Like our MSG Sports business, the online operations relating to our teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “— Our Business — Regulation.” In addition to driving ticket sales to our events, this interactive business generates revenue for the Company’s segments via the sale of advertising and sponsorships on these digital properties. Additionally, it offers strategic marketing assets that create opportunities to market directly to our fans and cross-promote our businesses.

Other Investments
We continue to explore additional opportunities that strengthen our existing position within the sports and entertainment landscape and/or allow us to exploit our assets and core competencies for growth.
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions for a total consideration of approximately $47.2 million. The Company is utilizing SACO as a preferred display technology provider for MSG Spheres and is benefiting from agreed upon commercial terms.
In addition, the Company also has other investments in various sports and entertainment companies and related technologies, accounted for either under the equity method or at fair value.
Garden of Dreams Foundation
Our Company has a close association with The Garden of Dreams Foundation (the “Foundation”), a 501(c)(3) non-profit charity that is dedicated to making dreams come true for children facing obstacles. The Foundation works with 30 partner organizations throughout the tristate area, including hospitals, wish organizations and community-based organizations, to reach children who are facing challenges such as homelessness, extreme poverty, illness and foster care. Since it began in 2006, Garden of Dreams has used the magic of The Madison Square Garden Company — including the Rangers, Knicks, Rockettes and famed showplaces — to brighten the lives of more than 375,000 children and their families. The Foundation takes pride in its commitment to truly change lives, hosting more than 500 events and programs each year. They include: events with the Knicks and Rangers; special celebrations and event attendance at The Garden, Radio City Music Hall and the Beacon Theatre; visits by Madison Square Garden celebrities; The Garden of Dreams Talent Show, where children perform on the Great Stage at Radio City Music Hall; The Garden of Dreams Prom, which brings together teens who may not otherwise have the opportunity to attend their own proms; toy drives; and the “Make A Dream Come True Program,” where children enjoy unforgettable experiences with celebrities and at events. In addition, through its Garden of Dreams Giving program, the Foundation helps its partner organizations meet the critical needs of the children they serve through direct support of scholarships and tangible, targeted community projects. To date, the Foundation has awarded scholarships to 77 children. Garden of Dreams has also served its partners by refurbishing pediatric wards at area hospitals, activity rooms and gymnasiums at community facilities and by creating brand new spaces such as music and dance studios — with plans for many more vital civic enhancements in the years to come.
Regulation
Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
In addition, our venues, like all public spaces, are subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which they are located. Our venues are also subject to zoning and outdoor advertising regulations, and, with respect to Radio City Music Hall and the Beacon Theatre, landmark regulations which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. Our venues also require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations and, with respect to The Garden, a zoning special permit granted by the New York City Planning Commission. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. In addition, our venues are subject to the federal Americans with Disabilities Act (and related state and local statutes), which requires us to maintain certain accessibility features at each of our facilities. We and our venues are also subject to environmental laws and regulations. See “Item 1A. Risk Factors — General Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.” The professional sports leagues in which we operate, primarily the NBA and NHL, have the right under certain circumstances to regulate important aspects of our sports business and our team-related online and mobile businesses. See “— Our Business — MSG Sports — The Role of the Leagues in Our Operations.”
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
Our international operations are subject to laws and regulations of the countries in which they operate, as well as international bodies, such as the European Union. We are subject to laws and regulations relating to, among other things, foreign privacy and data protection, such as the E.U. General Data Protection Regulation, currency and repatriation of funds, anti-bribery, anti-money laundering and anti-corruption, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act. These laws and regulations apply to the activities of the Company and, in some cases, to individual directors, officers, and employees of the Company and agents acting on our behalf. Certain of these laws impose stringent requirements on how we can conduct our foreign operations and could place restrictions on our business and partnering activities.
Competition
Competition in Our Sports Business
Our sports business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL, AHL and NBAGL teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the New York Yankees (the “Yankees”) and the New York Mets (the “Mets”)), two National Football League teams (the New York Giants (the “Giants”) and the New York Jets (the “Jets”)), two additional NHL teams (the New York Islanders (the “Islanders”) and the New Jersey Devils (the “Devils”)), a second NBA team (the Brooklyn Nets (the “Nets”) and two Major League Soccer franchises (the New York Red Bulls and the New York City Football Club). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the U.S. Open tennis event each summer, as well as many other non-sports related entertainment options.
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
We own a controlling interest in CLG, a premier North American esports organization. Due to the nature of esports, CLG competes with other teams across North America and globally. CLG competes for sponsorship, merchandise rights, media rights, and event prize winnings. Esports teams vary in their amount of funding, size of existing business, and amount of social following, among other factors, which can impact our ability to compete effectively.
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

Competition in Our Entertainment Business
Our entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, social media and social networking platforms, television, video and gaming devices), restaurants and nightlife venues, and the large number of other entertainment and public attraction options available to members of the public. Our businesses typically represent alternative uses for the public’s entertainment dollars. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world’s largest live theater industry and extensive performing arts venues, 12 major professional sports teams, thousands of restaurants and nightlife venues, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. We also have significant operations in Los Angeles and Las Vegas. Our venues and live offerings outside of New York City similarly compete with other entertainment, dining and nightlife options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our productions, the public’s interest in our content, the price of our tickets, the quality, location and atmosphere, including the nature and condition of the setting, of our venues, our service, the price, quality and presentation of our food and the overall experience we provide.
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
See “Item 1A. Risk Factors — Risks Relating to Our Entertainment Business — Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations,” “— The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Christmas Spectacular, the Decline of Which Could Have a Material Negative Effect on Our Business and Results of Operations,” “— The Geographic Concentration of Our Businesses Could Subject Us to Greater Risk Than Our Competitors and Have a Material Negative Effect on Our Business and Results of Operations” and “ — Negative Publicity with Respect to Any of the Existing or Future TAO Group Brands Could Reduce Sales at One or More of the Existing or Future TAO Group Venues and Make the TAO Group Brands Less Valuable, Which Could Have a Material Negative Effect on Our Business and Results of Operations.”
Employees
As of June 30, 2019, we had approximately 2,900 full-time union and non-union employees and 10,100 part-time union and non-union employees. Approximately 52% of our employees were represented by unions as of June 30, 2019. Approximately 13% of such union employees are subject to CBAs that were expired as of June 30, 2019 and approximately 36% are subject to CBAs that will expire by June 30, 2020 if they are not extended prior thereto. Labor relations in general and in the sports and entertainment industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
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
Financial Information about Segments and Geographic Areas
Substantially all of the Company’s revenues and a significant majority of assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area. Financial information by business segments for each of the years ended June 30, 2019, 2018, and 2017 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 19. Segment Information.”

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
As a result of the large number of options available, we face strong competition for the New York City metropolitan area sports fan. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than we have, and as a consequence, our business and results of operations may be materially negatively affected.
The success of our sports business is largely dependent on our ability to attract strong attendance to our professional sports franchises’ home games at The Garden. Our sports business also competes, in certain respects and to varying degrees, with other leisure-time activities and entertainment options in the New York CIty metropolitan area, such as television, motion pictures, concerts and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment.
Our sports teams also compete with other teams in their leagues to attract free agents. Players who are free agents are generally permitted to sign with the team of their choice. These players may make their decision based upon any number of factors, including the compensation they are offered, the makeup and competitiveness of the team bidding for their services, geographic preferences and other non-economic factors.
Our Businesses Are Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. In addition, the popularity of our sports teams can impact television ratings, which could affect the long-term value of the media rights for the Knicks and/or Rangers. Furthermore, success in the regular season may qualify one of our sports teams for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our sports teams and, more importantly, by generating increased excitement and interest in our sports teams, which can help drive a number of our revenue streams, including by improving attendance and television ratings, in subsequent seasons. There can be no assurance that any of our sports teams, including the Knicks and Rangers, will maintain continued popularity or compete in post-season play in the future.

Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.
Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our sports business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term growth and asset value creation. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and/or retain talented players, coaches and team executives, for which we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration with existing players, terminating and waiving players and replacing coaches and team executives. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues’ CBAs. There can be no assurance that any actions taken by management to generate and increase our long-term growth and asset value creation will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although CBAs between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. In addition, both of the NBA and NHL CBAs include salary floors, which limit our ability to decrease costs below a certain amount. Future CBAs may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we have paid the NBA a luxury tax in the past and we may also be obligated to pay the NBA a luxury tax in future years, the calculation of which is determined by a formula based on the aggregate salaries paid to our NBA players. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — MSG Sports — Expenses — Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax.”
We have incurred, and may in the future incur, significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals may be paid over their remaining contract terms. These expenses add to the volatility of the results of our MSG Sports segment.
The Actions of the Basketball and Hockey Leagues May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the NBAGL) and the NHL have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective leagues, which may not necessarily be consistent with maximizing our results of operations and which could affect our sports teams in ways that are different than the impact on other sports teams. Certain of these decisions by the NBA or the NHL could have a material negative effect on our business and results of operations. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights certain areas in which decisions of the NBA and the NHL could materially affect our businesses.
The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the local, national and international rights to telecast the games of league members, including the Knicks and Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our sports teams and the leagues, and the Internet and mobile-based activities of our sports teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. We receive significant revenues from MSG Networks for the right to telecast games of the Knicks and Rangers. Changes to league rules, regulations and/or agreements, including national and international media rights, could impact the availability of games covered by our local media rights and could negatively affect the rights fees we receive from MSG Networks and our business and results of operations. The sports leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of, and the number of games in, the playing season, preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, luxury taxes and revenue sharing. The esports leagues have adopted a number of rules and regulations governing the length and format of the playing season, how teams may generate revenue, and player rosters.

Decisions on these matters, some of which are also subject to the terms of a CBA, may materially negatively affect our business and results of operations. In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2019, the Knicks and Rangers recorded approximately $59.3 million in estimated revenue sharing expenses, net of escrow receipts. The actual amounts for the 2018-19 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Injuries to Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may, given the nature of sports, be substantially impacted by serious and/or untimely injuries to key players. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player dies, or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We maintain insurance against having to pay certain player salaries in the event of a player’s death or disability. In the event of injuries sustained resulting in lost services (as defined in the applicable insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in every circumstance or on terms that are commercially feasible or such insurance may contain significant dollar limits and/or exclusions from coverage for preexisting medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
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
Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, radio, motion pictures, sporting events, other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts with other event venues, and other restaurants and nightlife venues, for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Christmas Spectacular and the TAO Group business, and the availability of, and our venues’ ability to attract, concerts, family shows and other events, competition for which is intense, and the ability of acts to attract strong attendance at our venues. For example, The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Forum and The Chicago Theatre face similar competition from other entertainment options in their respective markets and elsewhere. A new entertainment complex, which will include both a football stadium and a 6,000 seat performing arts venue, is under construction in Inglewood, CA adjacent to the Forum, and is reportedly scheduled to open during the summer of 2020. In addition, the Los Angeles Clippers NBA team has announced plans to open a new multi-purpose, 18,000 to 20,000-seat arena, by 2024, featuring NBA basketball, concerts and other events to be located in Inglewood, CA, approximately one mile from the Forum. The Company has filed a lawsuit against the City of Inglewood and other defendants contending that, among other claims, the City of Inglewood’s entry into exclusive negotiations with the Los Angeles Clippers, and other actions in support of the proposed arena, breach the Development Agreement between the City of Inglewood and the Company, and that the Company’s decision to enter into a termination agreement with respect to its lease and option to buy a portion of the property where the proposed arena would be built was procured by fraud and should be rescinded. Such an entertainment complex could, and the Los Angeles Clippers arena would, materially adversely affect the performance and operations of the Forum. The restaurant, nightlife and hospitality industries are intensely competitive with respect to, among other things, service, price, food quality and presentation, location, atmosphere, overall experience, and the nature and condition of the setting. Competitors of TAO Group business include a large and diverse group of well-recognized upscale restaurants and nightlife venues and brands. Some of our competitors may have a larger network of venues and/or greater financial resources.
Further, in order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology. In addition, we must maintain a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. In addition, we invest a substantial amount in our Christmas Spectacular and in new productions to continue to attract audiences. We cannot be assured that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses. For a discussion of substantial investments in state-of-the-art technology by the Company in connection with the MSG Sphere, see “— We Are Building and Plan to Build and Operate Entertainment Venues in Las Vegas and London and are Exploring Other Potential Sites. These State-of-the-Art Venues Will Use Cutting-Edge Technologies and Will Require Significant Capital Investment by the Company. There Can Be No Assurance That the MSG Spheres Will Be Successful.”
The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Christmas Spectacular, the Decline of Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The financial results of our entertainment business are dependent on the popularity of our live productions, particularly the Christmas Spectacular, which represented 16% of our MSG Entertainment segment’s revenues in fiscal year 2019. Should the popularity of the Christmas Spectacular decline, our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.

We Are Building and Plan to Build and Operate Entertainment Venues in Las Vegas and London and are Exploring Other Potential Sites. These State-of-the-Art Venues Will Use Cutting-Edge Technologies and Will Require Significant Capital Investment by the Company. There Can Be No Assurance That the MSG Spheres Will Be Successful.
The Company is progressing with its venue strategy to create, build and operate new music and entertainment-focused venues — called MSG Sphere — that will use cutting-edge technologies to create the next generation of immersive experiences. There is no assurance that the MSG Sphere in Las Vegas or London will be successful. We have begun building the first MSG Sphere in Las Vegas with the goal of opening in calendar year 2021. The Company submitted a planning application for the MSG Sphere in London to the local planning authority in March 2019 and expects a planning determination by the end of calendar year 2019 (which may become the subject of further discussions with the planning authority). Our plan is to begin construction on the MSG Sphere venue in London only once we have received all necessary approvals and have further advanced our design for the venue. Our primary focus now is to build the Las Vegas and London MSG Spheres, but we also continue to explore additional domestic and international markets where these next-generation venues can be successful. While both the Las Vegas and London venues would have a scalable capacity of approximately 17,500 seats, moving forward, our goal is to develop a venue model that will accommodate a wide range of sizes and seating capacities — from large-scale to more intimate — based on the needs of any individual market.
We expect the costs of the MSG Spheres in Las Vegas and London to be substantial. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it is particularly challenging for one as unique as MSG Sphere. For more information regarding the costs of MSG Spheres, see “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MSG Spheres.”
As the Company moves forward with the planning and construction of these and other major new venues, the Company may face unexpected project delays, costs and other complications. Our agreement with Sands to lease the land where the MSG Sphere in Las Vegas is being constructed requires that we start, and complete, construction within specified time periods. The failure to meet these specified deadlines could result in a termination of the lease. In light of the ambitious and unique design of MSG Sphere, including the use of technologies that have not previously been employed in major entertainment venues, the risk of delays and higher than anticipated costs are elevated. In connection with the construction of the MSG Sphere venues, the Company will need to obtain additional capital beyond what is available from cash on hand, cash flows from operations and borrowings under our revolving credit facilities. There is no assurance that we will be able to obtain such capital. The NBA and NHL have imposed restrictions on certain types and/or amounts of financing transactions. See also “— The Actions of the Basketball and Hockey Leagues May Have a Material Negative Effect on Our Business and Results of Operations.”
The MSG Sphere will employ novel and transformative technologies and new applications of existing technologies. As a result, there can be no assurance that the MSG Sphere will achieve the technical, operational and artistic goals the Company is seeking. Any failure to do so could have a material negative effect on our business and results of operations.
While the Company believes that these next-generation venues will enable new experiences and innovative opportunities to engage with audiences, there can be no assurance that customers, artists, promoters, advertisers and marketing partners will embrace this new platform. The cost of building the MSG Sphere in Las Vegas will be substantial and may constrain the Company’s ability to undertake other initiatives during the multi-year construction period.
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

We Depend on Licenses from Third Parties for the Performance of Musical Works at Our Venues, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Negative Effect on Our Business and Results of Operations.
We are required to obtain public performance licenses from music performing rights organizations, commonly known as “PROs” in connection with the performance of musical works at concerts and certain other live events held at our venues. In exchange for public performance licenses, PROs are paid a per-event royalty, calculated either as a percentage of ticket revenue or a per-ticket amount. The PRO royalty obligation is generally paid by, or charged to, the promoter of the event concerned.
If we are unable to obtain these licenses, or are unable to obtain them on terms consistent with past practice, it may have a negative effect on our business and results of operations. An increase in the royalty rate and/or the revenue base on which the royalty rate is applied could substantially increase the cost of presenting concerts and certain other live events at our venues. If we are no longer able to pass all or a portion of these royalties on to promoters, it may have a negative effect on our business and results of operations.
Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our business strategy, we intend to develop new productions, attractions and live entertainment events, which may include expansions or enhancements of our existing productions or relationships or the creation of entirely new live productions. Expansion or enhancement of productions and/or the development of new productions, attractions and live entertainment events could require significant upfront investment in sets, staging, creative processes, commissioning and/or licensing of intellectual property, casting and advertising and dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may be subject to a write-down of all or a portion of such investments. In addition, any delay in launching such productions or enhancements could result in the incurrence of operating costs which may not be recouped. For example, in fiscal 2016 we wrote off approximately $41.8 million of deferred production costs of the New York Spectacular Starring the Radio City Rockettes (“New York Spectacular”) and in fiscal 2017 we wrote off the remaining balance of $33.6 million of deferred production costs related to the New York Spectacular.
The Geographic Concentration of Our Businesses Could Subject Us to Greater Risk Than Our Competitors and Have a Material Negative Effect on Our Business and Results of Operations.
The Company primarily operates in three markets — New York City, Las Vegas and Los Angeles — and, as a result, is subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre are all located in New York City, our sports teams are all based in the New York City metropolitan area, and TAO Group currently operates 12 venues in New York City, including the food and beverage operations at the Dream Downtown and Dream Midtown hotels. In addition, TAO Group currently operates six venues in Las Vegas, where the Company is constructing its first MSG Sphere. The Forum is located in Inglewood, California, which is adjacent to Los Angeles, where TAO Group currently operates five venues. Therefore, the Company is particularly vulnerable to adverse events (including acts of terrorism, natural disasters, weather conditions, labor market disruptions and government actions) and economic conditions in New York City, Las Vegas, Los Angeles and surrounding areas. Any adverse event or conditions in those markets could have a material negative effect on our business and results of operations.
TAO Group’s Revenue Growth Depends Upon its Strategy of Adding New Venues and TAO Group Plans to Add a Significant Number of New Venues. This Will Require Additional Capital and There Can Be No Guarantee of Success.
TAO Group’s ability to increase its revenues depends upon opening new venues. TAO Group has plans to open new venues both domestically and internationally. In pursuing its expansion strategy, TAO Group faces risks associated with cost overruns and construction delays, obtaining financing and operating in new or existing markets. In addition, TAO Group faces the risk that new venues may not be successful and that TAO Group may lose all or a part of its investment in such new venues, which could have a material negative effect on our business and results of operations.

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
Increases in Labor Costs Could Slow the Growth of or Harm TAO Group.
TAO Group has a substantial number of hourly employees whose compensation may be impacted by increases in government-imposed minimum wage rates. In addition, TAO Group employs a substantial number of employees whose income is supplemented through the receipt of gratuities. In certain jurisdictions in which TAO Group operates, the minimum hourly wage to which gratuity eligible employees are entitled under law is lower than the minimum wage required to be paid to other employees, subject to the former’s receipt of sufficient gratuities. The difference between the two minimum rates is referred to as a “tip credit”. Governmental entities, including in New York, Las Vegas and Chicago, have acted to increase minimum wage rates in jurisdictions where TAO Group operates or may operate in the future. In addition, governmental entities have acted to eliminate, or considered the elimination of, tip credits in the application of minimum wage laws. As minimum wage rates increase, or if tip credits are reduced or eliminated, TAO Group may need to increase wages paid to a substantial number of employees, which will increase the labor costs of TAO Group. In addition, TAO Group’s labor costs may increase if certain employees elect to be union represented and to collectively bargain their compensation. TAO Group may be unable offset these increased labor cost either through increased prices or changes to its operations, which could have a material negative effect on our business and results of operations.

General Risks
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability or Changes in Consumer Tastes and Preferences.
Our businesses depend upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) at our venues, license suites at The Garden, spend on food and beverages and merchandise, and drive continued advertising and sponsorship revenues. Further, the restaurant, nightlife and hospitality industries are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing businesses.
As a result, instability and weakness of the U.S. and global economies and the negative effects on consumers’ and businesses’ discretionary spending may materially negatively affect our business and results of operations.
We Have Incurred Substantial Operating Losses, Negative Adjusted Operating Income and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Positive Adjusted Operating Income or Positive Cash Flow in the Future.
We incurred operating losses of $13.9 million and $56.3 million in fiscal years 2019 and 2017, respectively. In addition, we have in prior periods incurred operating losses and negative cash flow and there is no assurance that we will have operating income or positive cash flow in the future. Our MSG Entertainment segment recognized an operating loss in fiscal year 2017. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — MSG Sports — Factors Affecting Operating Results” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — MSG Entertainment — Factors Affecting Operating Results.”
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
Weather or Other Conditions May Impact Events at Our Venues, Which May Have a Material Negative Effect on Our Business and Results of Operations.
Weather or other conditions, including natural disasters, acts of terrorism and similar events, in the New York metropolitan area and other locations in which we own or operate venues may affect patron attendance as well as sales of food and beverages and merchandise, among other things. Weather conditions may also require us to cancel or postpone events. Any of these events may have a material negative effect on our business and results of operations.
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity and Other Developments that Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venues. The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism, or other actions that discourage attendance. Any such activity at or near one of our venues or other similar venues could result in a material negative effect on our business and results of operations. In addition, terrorist activity, including acts of domestic terrorism, or other actions that discourage attendance at other locations, or even the threat of such activity, could result in reduced attendance at our venues. Similarly, a major epidemic or pandemic, or the threat of such an event, could adversely affect attendance at our events.

We May Pursue Acquisitions and Other Strategic Transactions to Complement or Expand Our Business that May Not Be Successful; We Have Significant Investments in Businesses We Do Not Control.
From time to time, we explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain joint venture companies and other minority investments, the inability to successfully integrate such business into our operations or even if successfully integrated, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. We have significant investments in businesses that we account for under the equity method of accounting. These investments have generated operating losses each year and certain have required additional investments from us in the form of equity or loans. We incurred losses in our equity method investments of approximately $7.8 million and $30.0 million in fiscal years 2018 and 2017, respectively. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
We do not control the day-to-day operations of these investments. We have in the past written down and, to the extent that these investments are not successful in the future, we may write down all or a portion of such investments. Additionally, these businesses are subject to laws, rules and other circumstances, and have risks in their operations, which may be similar to, or different from, those to which we are subject. Any of the foregoing risks could result in a material negative effect on our business and results of operations or adversely impact the value of our investments.
We Do Not Own All of Our Venues and Our Failure to Renew Our Leases or Venue Management Agreements on Economically Attractive Terms May Have a Material Negative Effect on Our Business and Results of Operations; Our Lease on Radio City Music Hall Requires Us to Maintain a Certain Net Worth or Meet Certain Other Requirements.
The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease at fair market value for an additional ten years by providing two years’ notice prior to the initial expiration date. Similarly, we lease the Beacon Theatre pursuant to a lease that expires in 2026. If we are unable to renew these leases on economically attractive terms, our business could be materially negatively affected. MSG Sports & Entertainment, LLC, the entity that guarantees the Radio City Music Hall lease, is required to maintain a certain net worth or, if such net worth is not maintained, the entity must either post a letter of credit or provide cash collateral. The MSG Sphere in Las Vegas is being constructed on property we lease from Sands under a 50 year lease.
TAO Group operates venues under various agreements that include leases with third parties and management agreements. The long-term success of TAO Group will depend in part on the availability of real estate, the ability to lease this real estate and the ability to enter into management agreements. As many of these agreements are with third parties over whom TAO Group has little or no control, they may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. In addition, some of these agreements include conditions that, if not met, would permit the counterparty to terminate the management agreement under certain circumstances. The ability to renew these agreements and obtain new agreements on favorable terms depends on a number of other factors, many of which are beyond the control of us or TAO Group, such as national and local business conditions and competition from other businesses. There can be no assurance that TAO Group will be able to renew these agreements on acceptable terms or at all, or that they will be able to obtain attractive agreements with appropriate venues or real estate owners, which could have a material negative effect on our business and results of operations.
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
We are subject to various data privacy laws in the jurisdictions we operate. These include, but are not limited to, the E.U. General Data Protection Regulation and the California Consumer Privacy Act. These laws obligate us to comply with certain consumer and employee rights concerning data we may collect about these individuals. In addition, some of these laws have only recently become effective and new laws may create additional obligations in the future.  Actions required to comply with these rights are complex and violations could expose us to fines and other penalties that may be significant.
Our businesses are, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements; working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; and compliance with the Americans with Disabilities Act (and related state and local statutes).
Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could have a material negative effect on our business and results of operations.
We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
Through our operations, we may collect and store, including by electronic means, certain personal information, including payment card information, that is provided to us through purchases, registration on our websites, or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems. Our ability to safeguard such personal information and other confidential information, including information regarding the Company and our distributors, advertisers and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the California Consumer Privacy Act (“CCPA”), which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information was breached as a result of a business’ violation of its duty to reasonably secure such information, takes effect on January 1, 2020.
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, distributor, advertiser, Company, employee and other confidential information may be compromised. Such compromise could affect the security of information on our network or that of a third party service provider, and could result in personal information and/or confidential information being lost, disclosed, accessed or taken without consent. For example, on November 22, 2016, the Company announced it had identified and addressed a payment card issue that affected cards used at merchandise and food and beverage locations at several of the Company’s New York venues and The Chicago Theatre. The Company, working with security firms, promptly fixed the issue and implemented enhanced security measures. The Company also continues to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. The Company has incurred expenses associated with the payment card incident and may be required to incur significant expenses in order to address any additional actual or potential security incidents that arise.

If we experience a security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Further, a security incident, such as a penetration of our network, affecting personal or confidential information could subject us to business and litigation risk and damage our reputation, including with customers and advertisers, which could have a material negative effect on our business and results of operations.
Our Properties Are Subject to, and Benefit from, Certain Easements, the Availability of Which May Not Continue on Terms Favorable to Us or at All.
Our properties are subject to, and benefit from, certain easements. For example, the “breezeway” into the Madison Square Garden Complex from Seventh Avenue in New York City is a significant easement that we share with other property owners. Additionally, our planned MSG Sphere in Las Vegas will have the benefit of easements with respect to the planned pedestrian bridge to the Sands Expo Convention Center. Our ability to continue to utilize these and other easements, including for advertising purposes, requires us to comply with a number of conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business and results of operations.
A Change to or Withdrawal of a New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2019, the tax exemption was $42.4 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
Certain of Our Subsidiaries Have Incurred Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities Could Substantially Impair the Assets of Those Subsidiaries; Failure of Our Joint Ventures or Other Parties to Perform as Expected, Including the Repayment of Outstanding Loans, Could Have a Negative Effect on Our Business.
Certain of our subsidiaries have incurred indebtedness, which indebtedness in the case of the TAO Group is significant relative to the assets of the TAO Group business. New York Knicks, LLC and New York Rangers, LLC, which own the assets of the Knicks and Rangers franchises, respectively, have also entered into credit facilities, both of which were undrawn as of June 30, 2019. The occurrence of an event of default under our subsidiaries’ credit facilities could substantially impair the assets of those subsidiaries and, as a result, have a negative effect on our business and results of operations. In addition, in May 2019 we extended a $49 million subordinated loan to the TAO Group. The occurrence of an event of default under TAO Group’s senior credit agreement could lead to an event of default under our subordinated loan to TAO Group and could impair our ability to have the Company’s subordinated loan repaid.
In addition, we have made investments in, or otherwise extended loans to, one or more of our joint ventures or other parties and may make additional investments in, or otherwise extend loans to, one or more of such parties in the future. To the extent that such parties do not perform as expected, including with respect to repayment of such loans, it could impair such assets or create losses related to such loans, and, as a result, have a negative effect on our business and results of operations.
We Will Require Financing to Fund Our Ongoing Operations and Capital Expenditures, the Availability of Which is Highly Uncertain.
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
Our financing plan for MSG Sphere contemplates completion of the Sports Distribution followed by sales by the Company of all or a portion of the interests Sports Spinco that the Company will retain following the Sports Distribution. Successful completion of those sales will depend upon conditions in the capital markets. Failure to successfully complete those sales could adversely affect our ability to fund the construction of the MSG Spheres.
Our Business is Subject to Seasonal Fluctuations.
Our revenues have been seasonal and we expect they will continue to be seasonal. For example, 16% of our MSG Entertainment segment’s revenues and 8% of our consolidated revenues in fiscal year 2019 were derived from the Christmas Spectacular. Revenues of the MSG Entertainment segment are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, MSG Entertainment earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the second and third quarters of each fiscal year. Revenues from our business on a consolidated basis tend to be at their lowest in the first and fourth quarters of the fiscal year.
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. Approximately 52% of our employees are represented by unions. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, theatrical productions, sporting events and other events).
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

We have operations and own property outside of the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade and taxes, including laws and policies relating to currency, the repatriation of funds and withholding taxes, and changes in these laws;

•	changes in local regulatory requirements, including restrictions on foreign ownership;

•	exchange rate fluctuation;

•	exchange controls, tariffs and other trade barriers;

•	differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;

•	foreign privacy and data protection laws and regulations, such as the E.U. General Data Protection Regulation, and changes in these laws;

•	the impact of Brexit, particularly in the event of the U.K.’s departure from the E.U. without an agreement on terms;

•	the instability of foreign economies and governments;

•	war and acts of terrorism;

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

The 2015 Distribution Could Result in Significant Tax Liability.
We have received an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the 2015 Distribution qualified as a tax-free distribution under the Internal Revenue Code (the “Code”). The opinion is not binding on the IRS or the courts. Additionally, MSG Networks received a private letter ruling from the IRS concluding that certain limited aspects of the 2015 Distribution do not prevent the 2015 Distribution from satisfying certain requirements for tax-free treatment under the Code. The opinion and the private letter ruling relied on factual representations and reasonable assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion and letter ruling.
If the 2015 Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, MSG Networks would recognize taxable gain in an amount equal to the excess of the fair market value of the common stock of our Company over MSG Networks’ tax basis therein (i.e., as if it had sold the common stock of our Company in a taxable sale for its fair market value). In addition, the receipt by MSG Networks’ stockholders of common stock of our Company would be a taxable distribution, and each U.S. holder that participated in the 2015 Distribution would recognize a taxable distribution as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of MSG Networks’ earnings and profits, then as a non-taxable return of capital to the extent of each U.S. holder’s tax basis in its MSG Networks common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Networks’

stockholders and MSG Networks would be substantial. See “— We May Have a Significant Indemnity Obligation to MSG Networks if the 2015 Distribution Is Treated as a Taxable Transaction.”
We May Have a Significant Indemnity Obligation to MSG Networks if the 2015 Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with MSG Networks, which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the 2015 Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify MSG Networks for losses and taxes of MSG Networks resulting from the breach of certain covenants and for certain taxable gain recognized by MSG Networks, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Networks under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
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
As of July 31, 2019, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 2.9% of our outstanding Class A Common Stock and approximately 71.1% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock (“Excluded Trust”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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
The Dolan Family Group also controls MSG Networks and AMC Networks Inc. (“AMC Networks”).
Following the potential Sports Distribution, it is expected that the Dolan Family Group will continue to own a sufficient number of shares of the Company’s Class B Common Stock to control the Company.
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
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests, and the Dolan Family Foundation that provide them with “demand” and “piggyback” registration rights with respect to approximately 5.1 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities. It is possible that the potential Sports Distribution could lead to increased sales of our Class A Common Stock.
Transfers and Ownership of Our Common Stock Are Subject to Restrictions Under Rules of the NBA and NHL and Our Certificate of Incorporation Provides Us with Remedies Against Holders Who Do Not Comply with Those Restrictions.
The Company is the owner of professional sports franchises in the NBA and NHL. As a result, transfers and ownership of our common stock are subject to certain restrictions under the governing documents of the NBA and NHL as well as the Company’s consent and other agreements with the NBA and NHL in connection with their approval of the Distribution. These restrictions are described under “Description of Capital Stock — Class A Common Stock and Class B Common Stock — Transfer Restrictions” in our Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September 11, 2015. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or NHL as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that, if a transfer of shares of our common stock to a person or the ownership of shares of our common stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of common stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Key Executives and Directors with MSG Networks and/or AMC Networks, Which Means Those Executives Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts; Certain Directors Are Also Directors and/or Executives of AMC Networks.
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of MSG Networks, and our Executive Vice President and General Counsel, Lawrence J. Burian, also serves as the Executive Vice President and General Counsel of MSG Networks. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of both MSG Networks and AMC Networks, and our Senior Vice President, Associate General Counsel and Secretary, Mark C. Cresitello, also serves as Secretary of MSG Networks. In addition, one of our directors, Charles F. Dolan, is the Executive Chairman of AMC Networks. Furthermore, six members of our Board of Directors (including James L. Dolan) are also directors of MSG Networks, and eight members of our Board of Directors (including James L. Dolan) are also directors of AMC Networks. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Networks and/or

AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Networks or AMC Networks and us. In addition, certain of our directors and officers hold MSG Networks and/or AMC Networks stock, stock options, restricted stock units and/or cash performance awards. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSG Networks or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 25, 2018 and “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in our Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September 11, 2015 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Networks and/or AMC Networks that may arise.
While decisions on the identities of executives and directors of Sports Spinco have not been finalized, it is likely that, if the potential Sports Distribution occurs, conflicts related to overlapping executives and directors of the Company and Sports Spinco, similar to those described above, will exist.
Our Overlapping Directors and Executive Officers with MSG Networks and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Networks and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company (the “Overlap Persons”) may also be serving as directors, officers, employees or agents of MSG Networks and/or AMC Networks (each an “Other Entity”), and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee or agent of one or more of the Other Entities will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 25, 2018 and “Description of Capital Stock — Certain Corporate Opportunities and Conflicts” in our Information Statement filed as Exhibit 99.1 to Amendment No. 6 to the registration statement on Form 10 filed with the SEC on September 11, 2015. While decisions on the identities of executives and directors of Sports Spinco have not been finalized, it is likely that, if the potential Sports Distribution occurs, conflicts related to overlapping executives and directors of the Company and Sports Spinco, similar to those described above, will exist.
Risks Relating to the Impact of the Potential Spin-off Transaction
The Sports Distribution, if Consummated, Could Result in Significant Tax Liability.
We expect to obtain an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the Sports Distribution will qualify as a tax-free distribution under the Code. The opinion will not be binding on the IRS or the courts. Additionally, we will request a private letter ruling from the IRS concluding that certain limited aspects of the Sports Distribution will not prevent the Sports Distribution from satisfying certain requirements for tax-free treatment under the Code, and the opinion from Sullivan & Cromwell LLP will rely on such private letter ruling. Certain transactions related to the Sports Distribution are not expected to be addressed by either the opinion or the private letter ruling and could result in the recognition of income or gain by us. The opinion and the private letter ruling will rely on factual representations and reasonable assumptions, which, if incorrect or inaccurate, may jeopardize the ability to rely on such opinion and letter ruling.
If the Sports Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold Sports Spinco common stock in a taxable sale for its fair value. Sports Spinco stockholders would be subject to tax as if they had received a distribution equal to the fair value of Sports Spinco common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of our earnings and profits, then as a non-taxable return of capital to the extent of each holder’s tax basis in its Sports Spinco common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to Sports Spinco stockholders and us would be substantial.

The Tax Rules Applicable to the Sports Distribution, if Consummated, May Restrict us From Engaging in Certain Corporate Transactions or From Raising Equity Capital Beyond Certain Thresholds for a Period of Time After the Sports Distribution.
To preserve the tax-free treatment of the Sports Distribution to our and Sports Spinco’s stockholders, under a tax disaffiliation agreement that would be entered into between the Company and Sports Spinco, for the two-year period following the Sports Distribution, we will be subject to restrictions with respect to our activities, including restrictions relating to certain issuances or repurchases of our common stock, asset sales, mergers and liquidations.
These restrictions may limit our ability during that two-year period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.
We May Not Enjoy All the Benefits of Scale that We Achieved Prior to the Sports Distribution, if Consummated.
If the Sports Distribution is consummated, following the Sports Distribution we will no longer share with Sports Spinco the benefits of scope and scale in administrative and other overhead costs and expenses resulting from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, legal and human resources related functions. While we expect to enter into agreements with Sports Spinco that govern a number of our commercial and other relationships after the Sports Distribution, those arrangements will not fully capture the benefits we currently enjoy as a result of the common ownership of the MSG Sports and MSG Entertainment businesses.
If the Sports Distribution Occurs, We Will Rely on Sports Spinco’s Performance Under Various Agreements.
If the Sports Distribution occurs, we expect to enter into various agreements with Sports Spinco, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement, an advertising sales representation agreement and team arena license agreements, as well as certain other arrangements. These agreements will govern our relationship with Sports Spinco subsequent to the Sports Distribution and will provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Sports Distribution. These agreements will also include arrangements with respect to transition services and a number of on-going commercial relationships. Under the distribution agreement we will provide Sports Spinco with indemnities with respect to liabilities arising out of our businesses and Sports Spinco will provide us with indemnities with respect to liabilities arising out of the businesses we will transfer to Sports Spinco. We and Sports Spinco will each rely on the other to perform its obligations under all of these agreements. If Sports Spinco were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, we could suffer operational difficulties and/or significant losses.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own the Madison Square Garden Complex, which includes The Garden (with a maximum capacity of approximately 21,000 seats) and Hulu Theater at Madison Square Garden (approximately 5,600 seats) in New York City, comprising approximately 1,100,000 square feet; a training center in Greenburgh, NY with approximately 105,000 square feet of space; The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet; and the Forum (approximately 17,600 seats) in Inglewood, CA comprising approximately 307,000 square feet.
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

Our Madison Square Garden Complex is subject to and benefits from various easements, including over the “breezeway” into Madison Square Garden from Seventh Avenue in New York City (which we share with other property owners). Additionally, our planned MSG Sphere in Las Vegas will have the benefit of easements with respect to the planned pedestrian bridge to the Sands Expo Convention Center. Our ability to continue to utilize these and other easements requires us to comply with certain conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions.
In addition, TAO Group is engaged in the management and operation of restaurants, nightlife and hospitality venues in New York City, Las Vegas, Los Angeles, Chicago, Singapore and Australia, of which 14 venues are leased properties. The size of the TAO Group’s leased venues ranges from approximately 5,400 to 34,000 square feet and total approximately 206,000 square feet. TAO Group also manages 15 venues (including one venue located in Australia and four venues located in Singapore) that are not owned or leased properties.
Item 3. Legal Proceedings

On March 29, 2019, a purported stockholder of the Company filed a complaint in the Court of Chancery of the State of Delaware, derivatively on behalf of the Company, against certain directors of the Company who are members of the Dolan family group and against the directors of the Company who are members of the Compensation Committee (collectively, the “Director Defendants”). The Company is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to the Company’s stockholders in approving the compensation packages for James L. Dolan in his capacity as the Executive Chairman and Chief Executive Officer of the Company. The complaint seeks monetary damages in an unspecified amount from the Director Defendants in favor of the Company; rescission of Mr. Dolan’s employment agreements; restitution and disgorgement by Mr. Dolan in respect of his compensation; and costs and disbursements for the plaintiff. On June 5, 2019, the Board formed a Special Litigation Committee to investigate the claims made by the plaintiff and to determine the Company’s response thereto. The parties agreed to stay the litigation until December 19, 2019.
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
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from October 1, 2015 through June 30, 2019. The comparison assumes an investment of $100 on October 1, 2015 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return

$200
$150
$100
$50
10/1/15
6/30/16
6/30/17
6/30/18
6/30/19
The Madison Square Garden Company
Russell 3000 Index
Bloomberg Americas Entertainment Index

	Base Period 10/1/15	6/30/16	6/30/17	6/30/18	6/30/19
The Madison Square Garden Company	$100.00	$108.16	$123.46	$194.49	$175.52
Russell 3000 Index	100.00	109.96	130.31	149.56	163.00
Bloomberg Americas Entertainment Index	100.00	106.98	118.88	156.68	172.89
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

As of June 30, 2019, there were 663 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2019, there were 15 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during fiscal year 2019 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
Issuer Purchases of Equity Securities
As of June 30, 2019, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors (“Board”) on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the fiscal year ended June 30, 2019, the Company did not engage in any share repurchase activity under its share repurchase program.
Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated and combined financial statements of The Madison Square Garden Company and its subsidiaries. The balance sheet data as of June 30, 2019, 2018, 2017 and 2016 and the operating data for the years ended June 30, 2019, 2018 and 2017 and the nine months ended June 30, 2016 are presented on a consolidated basis, as the Company became a standalone public company (the “2015 Distribution”) on the September 30, 2015 (the “2015 Distribution Date”). Operating data prior to the 2015 Distribution Date, which included operating data for the year ended June 30, 2015, as well as operating data for the three months ended September 30, 2015 that is included in results of operations for the year ended June 30, 2016, were prepared on a standalone basis derived from the consolidated financial statements and accounting records of MSG Networks Inc. (“MSG Networks”) and are presented as carve-out financial statements as the Company was not a standalone public company prior to the 2015 Distribution Date (“carve-out and combined basis”). Balance sheet data as of June 30, 2015 were also presented on a carve-out and combined basis.
For periods prior to the 2015 Distribution Date, the financial information presented below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity. The selected financial data presented below should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As discussed in note (a) below, our operating results for the year ended June 30, 2018 are not directly comparable with the year ended June 30, 2017 primarily due to the timing of our acquisition of a controlling interest in TAO Group Holdings LLC ( “TAO Group”).

	Years Ended June 30,
	2019	2018	2017	2016	2015
	(d)	(in thousands, except per share data)
Operating Data (a):
Revenues	$1,631,068	$1,559,095	$1,318,452	$1,115,311	$1,071,551
Net income (loss)	(3,117)	134,448	(76,789)	(77,290)	(40,684)
Less: Net loss attributable to redeemable noncontrolling interests	(7,299)	(628)	(4,370)	—	—
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	(7,245)	(6,518)	304	—	—
Net Income (loss) attributable to The Madison Square Garden Company’s stockholders	$11,427	$141,594	$(72,723)	$(77,290)	$(40,684)
Basic earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$0.48	$5.99	$(3.05)	$(3.12)	$(1.63)
Diluted earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$0.48	$5.94	$(3.05)	$(3.12)	$(1.63)
Weighted-average number of common shares outstanding (b):
Basic	23,767	23,639	23,853	24,754	24,928
Diluted	23,900	23,846	23,853	24,754	24,928
Balance Sheet Data (a):
Total assets	$3,763,551	$3,736,173	$3,712,753	$3,543,950	$2,148,942
Long-term debt (including current portion), net of deferred financing costs (c)	54,598	105,700	105,433	—	—
Total The Madison Square Garden Company stockholders’ equity / divisional equity	2,620,500	2,536,483	2,408,163	2,586,421	1,223,275

(a)
Operating and balance sheet data beginning in fiscal year 2017 includes results from the acquisitions of Boston Calling Events, LLC (“BCE”) operating information from July 1, 2016 to June 30, 2017 and TAO Group operating information from February 1, 2017 to March 26, 2017. Operating and balance sheet data beginning in fiscal year 2018 includes results from the acquisitions of Counter Logic Gaming (“CLG”) and Obscura Digital (“Obscura”) since their acquisition dates of July 28, 2017 and November 20, 2017, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Factors Affecting Results of Operations. In addition, see “Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies — Business Combinations and Noncontrolling Interests” for more information on our acquisitions of BCE, TAO Group and CLG.

(b)
Following the 2015 Distribution Date, the Company had 24,928 common shares outstanding on September 30, 2015. This amount has been utilized to calculate earnings (loss) per share for the year ended June 30, 2015 as no Madison Square Garden common stock or equity-based awards were outstanding prior to September 30, 2015.

(c)
Long-term debt presented above is net of debt issuance costs of $1,039, $3,613, and $4,567 as of June 30, 2019, 2018 and 2017, respectively. See “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 12. Credit Facilities” for more information.

(d)
The Company’s operating results for the year ended June 30, 2019 were impacted by the adoption of ASC Topic 606. The Company used the modified retrospective method of adoption. Results for reporting periods beginning after July 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting guidance under ASC Topic 605. See “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements” for more information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” “MSG,” or the “Company”), including possible impacts from the timing and costs of new venue construction, increased investment in personnel, content and technology for the MSG Spheres, the potential spin-off of the Company’s sports businesses (the “Sports Distribution”), and the winding down of Obscura’s third-party production business. See “Part I — Item 1. Business” for further discussion of the Sports Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
our ability to successfully design, construct, finance and operate new venues in Las Vegas, London and other markets, and the investments, costs and timing associated with those efforts, including the impact of any unexpected construction delays and/or cost overruns;

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

•
changes in laws, National Basketball Association (the “NBA”) or National Hockey League (the “NHL”) rules, regulations, guidelines, bulletins, directives, policies and agreements, including the leagues’ respective collective bargaining agreements (each a “CBA”) with their players’ associations, salary caps, revenue sharing, NBA luxury tax thresholds and media rights, or other regulations under which we operate;

•	any NBA, NHL or other work stoppage;

•	seasonal fluctuations and other variation in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses;

•
the successful development of new live productions, enhancements or changes to existing productions and the investments associated with such development, enhancements, or changes, as well as investment in personnel, content and technology for the MSG Spheres;

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

•
business, reputational and litigation risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information or other breaches of our information security;

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
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2019, 2018 and 2017 on both a consolidated and segment basis. Our segments are MSG Entertainment and MSG Sports.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2019 and 2018. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2019.
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
Business Overview
The Company is a sports and entertainment business comprised of dynamic and powerful assets and brands. The Company is comprised of two business segments: MSG Entertainment and MSG Sports, which is built on a foundation of iconic venues and compelling content, including live sports and entertainment events that we create, produce and present. The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns Madison Square Garden (“The Garden”) and Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City.
Description of Our Segments
MSG Entertainment
Our MSG Entertainment segment, which represented approximately 50% of our consolidated revenues for the year ended June 30, 2019, is one of the country’s leaders in live entertainment. MSG Entertainment produces, presents and hosts live entertainment events, including (i) concerts and (ii) other live events such as family shows, performing arts events and special events, in our diverse collection of venues. Those venues include The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum, and The Chicago Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event.
MSG Entertainment also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular, which is the top grossing live holiday family show in North America, featuring the Rockettes. The Christmas Spectacular has been performed at Radio City Music Hall for 86 years and more than one million tickets were sold for performances during the 2018 holiday season.
In July 2016, the Company acquired a controlling interest in BCE, the entertainment production company that owns and operates the Boston Calling Music Festival. This was followed in January 2017 by the Company’s purchase of a controlling interest in TAO Group, a hospitality group with globally-recognized entertainment dining and nightlife brands. These companies are part of the MSG Entertainment segment. In November 2017, the Company acquired a 100% controlling interest in Obscura, a creative studio, recognized for its work in designing and developing next-generation immersive experiences. Revenues generated by Obscura’s third-party production business (and related costs) are reflected in the MSG Entertainment segment. The Company has decided to wind down this third-party productions business to focus on MSG Sphere development. Any costs incurred by Obscura that are associated with MSG Sphere development that are not capitalized are reported in “Corporate and Other”.
Revenue Sources
Our primary sources of revenue in our MSG Entertainment segment are ticket sales to our audiences for live events that we produce or promote/co-promote and license fees for our venues paid by third-party promoters in connection with events that we do not produce or promote/co-promote. We also generate revenue from other sources, including facility and ticketing fees, concessions, sponsorships and signage, a portion of suite license fees at The Garden, merchandising and tours at certain of our venues. The amount of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are promoting or co-promoting the event or are licensing our venue to a third party. In addition, a significant component of the MSG Entertainment segment revenues are generated by the TAO Group through entertainment dining and nightlife offerings, which primarily consist of food and beverage sales and venue management fees.
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

Venue License Fees
For entertainment events held at our venues that we do not produce, promote or co-promote, we typically earn revenue from venue license fees charged to the third-party promoter of the event. The amount of license fees we charge varies by venue, as well as by the size of the production and the number of days utilized, among other factors. Our fees typically include both the cost of renting space in our venues and costs for providing event staff, such as front-of-house and back-of-house staff, including stagehands, electricians, laborers, box office staff, ushers and security as well as production services such as staging, lighting and sound.
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
Expenses
Our MSG Entertainment segment’s principal expenses are payments made to performers of our productions, staging costs and day-of-event costs associated with events, and advertising costs. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses, to our MSG Entertainment segment. However, the operating results of our MSG Entertainment segment benefit from the fact that no rent is charged to the segment for use of the Company’s owned venues. We do not allocate to our segments depreciation expense on property and equipment related to The Garden, Hulu Theater at Madison Square Garden or the Forum.
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
Factors Affecting Operating Results
The operating results of our MSG Entertainment segment are largely dependent on our ability to attract concerts and other live events to our venues, as well as the continuing popularity of the Christmas Spectacular at Radio City Music Hall. Our MSG Entertainment segment recognized an operating loss during the year ended June 30, 2017, which includes a $33,629 write-off of deferred production costs related to the New York Spectacular Starring the Radio City Rockettes (“New York Spectacular”).
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
MSG Sports
Our MSG Sports segment, which represented approximately 50% of our consolidated revenues for the year ended June 30, 2019, owns and operates professional sports franchises, including the New York Knicks (the “Knicks”), a founding member of the NBA, and the New York Rangers (the “Rangers”), one of the “original six” franchises of the NHL. MSG Sports also owns and operates the Hartford Wolf Pack of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers and is also competitive in its own right in the AHL. The Company owns and operates an NBA G League team, named the Westchester Knicks, which plays its home games at the Westchester County Center in White Plains, NY. The Knicks and Rangers play their home games at The Garden. In January 2019, the Company sold the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”). For all periods through the sale date, MSG Sports includes the Liberty. Our professional sports franchises are collectively referred to herein as “our sports teams.” The MSG Sports segment also includes CLG, a premier North American esports organization, and Knicks Gaming, MSG’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as “our esports teams,” and, together with our sports teams, “our teams.” In addition, our sports business also promotes, produces and/or presents a broad array of live sporting events including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, and college wrestling.
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
The Company and MSG Networks are parties to media rights agreements covering the local telecast rights for the Knicks and Rangers. The financial success of our MSG Sports segment is significantly dependent on the rights fees we receive from MSG Networks in connection with the telecast of our Knicks and Rangers games.

National and international telecast arrangements differ by league. Fees paid by telecasters under these arrangements are pooled by each league and then generally shared equally among all teams.
Venue Signage and Sponsorships and Ad Sales Commission
We earn revenues through the sale of signage space at The Garden and sponsorship rights in connection with our teams and certain other sporting events. Our strategy is to develop marketing partnerships with world-class brands by creating customized platforms that achieve our partners’ business objectives. Signage sales generally involve the sale of advertising space within The Garden during our sports teams’ home games and include the sale of signage on the ice and on the boards of the hockey rink during Rangers games, courtside during Knicks games, and/or on the various scoreboards and display panels at The Garden. We offer both television camera-visible and non-camera-visible signage space.
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
The Company and MSG Networks are parties to an advertising sales representation agreement. Pursuant to the agreement, we have the exclusive right and obligation to sell advertising availabilities of MSG Networks. We are entitled to and earn commission revenue on such sales. The expense associated with advertising personnel, which was transferred from MSG Networks in connection with this advertising sales representation agreement, is recognized in selling, general and administrative expenses.
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
Expenses
The most significant expenses in our MSG Sports segment are player and other team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel, including team executives. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NHL and NBA revenue sharing and NBA luxury tax. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses, to our MSG Sports segment. However, the operating results of our MSG Sports segment benefit from the fact that no rent is charged to the segment for use of the Company’s owned venues. We do not allocate to our segments depreciation expense on property and equipment related to The Garden, Hulu Theater at Madison Square Garden or the Forum.
Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax
The amount we pay an individual player is typically determined by negotiation between the player (typically represented by an agent) and us, and is generally influenced by the player’s past performance, the amounts paid to players with comparable past performance by other sports teams and restrictions in the CBAs, including the salary floors and caps and NBA luxury tax. The leagues’ CBAs typically contain restrictions on when players may move between league clubs following expiration of their contracts and what rights their current and former clubs have.
NBA CBA. The NBA CBA expires after the 2023-24 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2022-23 season). The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay any deficiency to the players on its roster) and a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay players more, sometimes substantially more, than the cap).

NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. For the 2018-19, 2017-18, and 2016-17 seasons, the Knicks were not a luxury tax payer and we recorded approximately $3,100, $2,200, and $500, respectively, of luxury tax proceeds from tax-paying teams. Tax obligations for years beyond the 2018-19 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
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
We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2019 was approximately $36,000. The actual amounts for the 2018-19 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
NHL CBA. The NHL CBA expires September 15, 2022 (although the NHL and NHL Players’ Association each have the right to terminate the CBA effective following the 2019-20 season). The NHL CBA provides for a salary floor (i.e., a floor on each team’s aggregate player salaries) and a “hard” salary cap (i.e., teams may not exceed a stated maximum that was negotiated for the 2013-14 season and has been adjusted each season thereafter based upon league-wide revenues).
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
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on pre-season and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provisions for these items for the years ended June 30, 2019 and 2018 were approximately $23,300 and $21,100, respectively. The actual amounts for the 2018-19 and 2017-18 seasons may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.

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
Factors Affecting Operating Results
The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue, as well as our ability to attract high-caliber sporting events. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. Our MSG Sports segment results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was $53,134, $27,514 and $42,337 for fiscal years 2019, 2018 and 2017, respectively. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount. Our MSG Sports segment’s performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — General Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Factors Affecting Results of Operations
Adoption of ASC Topic 606, Revenue From Contracts With Customers
The Company’s consolidated and segment operating results for the year ended June 30, 2019 were impacted by the adoption of Accounting Standards Codification (“ASC”) Topic 606. As a result, the Company’s revenues were lower by $22,996 and direct operating expenses were lower by $26,239 for the year ended June 30, 2019. The impact of the adoption of ASC Topic 606 resulted in net decreases in MSG Entertainment’s revenues and direct operating expenses of $24,347 and $24,545, respectively, for the year ended June 30, 2019, primarily due to the application of principal versus agent revenue recognition on event-related food, beverage and merchandise activities. For the MSG Sports’ operating results, the adoption of ASC Topic 606 resulted in a net increase in revenues of $1,351 for the year ended June 30, 2019 primarily associated with professional sports teams’ sponsorship and signage revenues. In addition, the adoption of ASC Topic 606 resulted in a decrease in direct operating expenses of $1,694 for the year ended June 30, 2019, due to the application of principal versus agent revenue recognition on event-related food, beverage and merchandise activities.

Prior year period results have not been adjusted to reflect the adoption of ASC Topic 606 and, therefore, the Company’s consolidated and segment operating results for the year ended June 30, 2019 are not directly comparable to results for the year ended June 30, 2018.
Under ASC Topic 606, the suite license revenues for the Company’s MSG Entertainment and MSG Sports segments are now recognized proportionately as events at The Garden take place, as opposed to being recognized on a straight-line basis over the fiscal year under the prior standard. In addition, most of local media rights revenue is now recognized over the course of the regular season, as opposed to being recognized on a straight-line basis over the fiscal year under the prior standard.
See Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements and Note 3. Revenue Recognition for further discussion of the adoption of ASC Topic 606.
Renewal of a Ticketing Agreement
The Company’s consolidated and segment operating results for the year ended June 30, 2019 were impacted by the recognition of revenue for events that took place during prior year due to the renewal of the agreement with the Company’s ticketing platform provider during fiscal year 2019. The following table presents the impact on the Company’s consolidated revenues, operating income and adjusted operating income for the year ended June 30, 2019 from events in the prior year as a result of the ticketing agreement renewal.

MSG Entertainment segment	$2,316
MSG Sports segment	2,930
Total MSG	$5,246
Corporate Expenses and Venue Operating Costs
The Company allocates certain corporate costs and its performance venues operating expenses to both reportable segments. Allocated performance venue operating expenses include the non-event related costs of operating the Company’s performance venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense on property and equipment related to The Garden, Hulu Theater at Madison Square Garden and the Forum is not allocated to the reportable segments.
Purchase Accounting Adjustments
In connection with the BCE, TAO Group, CLG and Obscura acquisitions in the fiscal years 2017 and 2018 (“Recent Business Acquisitions”), the Company recorded certain fair value adjustments related to acquired assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. For the Company’s Recent Business Acquisitions, the Company recognized fair value adjustments primarily for (i) recognition of intangible assets such as trade names, venue management contracts, favorable leases, and festival rights, (ii) step-up of property and equipment, (iii) step-up of inventory, (iv) unfavorable lease obligation, and (v) goodwill. The aforementioned fair value adjustments, except for goodwill, will be expensed as incremental non-cash expenses in the Company’s consolidated statements of operations based on their estimated useful lives (“Purchase Accounting Adjustments”). The Company does not allocate any Purchase Accounting Adjustments to the reporting segments and reports any Purchase Accounting Adjustments as reconciliation items in reporting segment operating results. See “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 19. Segment Information” for more information on the presentation of Purchase Accounting Adjustments.
Investments in Nonconsolidated Affiliates
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions for a total consideration of approximately $47,244. The Company is utilizing SACO as a preferred display technology provider for MSG Spheres and is benefiting from agreed upon commercial terms.
In addition, the Company also has other investments in various sports and entertainment companies and related technologies, accounted for either under the equity method or at fair value. See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our investments in nonconsolidated affiliates.

Results of Operations
Comparison of the Year Ended June 30, 2019 versus the Year Ended June 30, 2018
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Revenues	$1,631,068	$1,559,095	$71,973	5%

Direct operating expenses	997,077	944,276	52,801	6%
Selling, general and administrative expenses	528,672	469,276	59,396	13%
Depreciation and amortization	119,193	122,486	(3,293)	(3)%
Operating income (loss)	(13,874)	23,057	(36,931)	NM
Other income (expense):
Earnings (loss) in equity method investments	7,062	(7,770)	14,832	NM
Interest income, net	9,795	6,167	3,628	59%
Miscellaneous expenses, net	(4,752)	(3,878)	(874)	(23)%
Income (loss) from operations before income taxes	(1,769)	17,576	(19,345)	NM
Income tax benefit (expense)	(1,348)	116,872	(118,220)	NM
Net income (loss)	(3,117)	134,448	(137,565)	NM
Less: Net loss attributable to redeemable noncontrolling interests	(7,299)	(628)	(6,671)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(7,245)	(6,518)	(727)	(11)%
Net income attributable to The Madison Square Garden Company’s stockholders	$11,427	$141,594	$(130,167)	(92)%

NM — Percentage is not meaningful
The following is a summary of changes in segments’ operating results for the year ended June 30, 2019 as compared to the prior year.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$39,204	$24,218	$16,576	$(345)	$(1,245)
MSG Sports segment (a)	34,093	28,967	11,409	297	(6,580)
Corporate and Other	—	411	31,507	(2,642)	(29,276)
Purchase accounting adjustments	—	(395)	502	(603)	496
Inter-segment eliminations	(1,324)	(400)	(598)	—	(326)
	$71,973	$52,801	$59,396	$(3,293)	$(36,931)

(a)	See “Business Segment Results” for a more detailed discussion of the operating results of our segments.

Direct operating expenses primarily include:

•	compensation expense for our sports teams’ players and certain other team personnel;

•	cost of team personnel transactions for season-ending player injuries (net of anticipated insurance recoveries), trades, and waivers/contract termination costs of players and other team personnel;

•	NBA luxury tax, NBA and NHL revenue sharing and league assessments for the MSG Sports segment;

•	event costs related to the presentation, production and marketing of our live entertainment and other live sporting events;

•	venue lease, maintenance and other operating expenses;

•	the cost of concessions, merchandise and food and beverage sold at our venues; and

•	restaurant operating expenses, inclusive of labor costs.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, professional fees, sales and marketing costs, including non-event related advertising expenses, business development costs, as well as costs associated with the development of MSG Sphere, including technology and content development costs.
Selling, general and administrative expenses in Corporate and Other for the year ended June 30, 2019 increased $31,507, or 34%, to $123,347 as compared to the prior year. The increase was primarily due to (i) an increase in employee compensation and related benefits, (ii) higher professional fees, inclusive of costs associated with the potential Sports Distribution, and (iii) the inclusion of Obscura’s selling, general and administrative costs not related to its third-party production business.
In connection with its MSG Sphere initiative, the Company expects to continue increasing its investment in personnel, content and technology. Based on the timing of these efforts, the Company expects increased expenses in Corporate and Other in fiscal year 2020.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2019 decreased $3,293, or 3%, to $119,193 as compared to the prior year primarily due to certain assets being fully depreciated and amortized.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the year ended June 30, 2019 increased $29,276, or 17%, to $199,592 as compared to the prior year. The increase was primarily due to higher selling, general and administrative expenses as discussed above, partially offset by lower depreciation and amortization as a result of certain assets being fully depreciated and amortized. See Note 19 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of depreciation and amortization under Corporate and Other.
Earnings (loss) in equity method investments
Earnings in equity method investments for the year ended June 30, 2019 were $7,062 as compared to a loss of $7,770 in the prior year. The year-over-year improvement is primarily due to (i) the improvement in the net earnings attributable to the Company’s investees as compared to the prior year, (ii) the gain on the sale of an Azoff MSG Entertainment LLC (“AMSGE”) investment during the current year prior to the Company’s sale of its interest in AMSGE, and (iii) a gain on the sale of the Company’s interest in AMSGE during the current year. The increase was partially offset by an impairment charge recorded for the Company’s investment in Tribeca Enterprises LLC (“Tribeca Enterprises”) and the amortization of basis difference attributable to intangible assets for the new investments in the current year. The Company sold its interest in Tribeca Enterprises, including the outstanding loan and PIK, effective August 5, 2019. See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of an impairment charge recorded for the Company’s investment in Tribeca Enterprises.
Interest income, net
Net interest income for the year ended June 30, 2019 increased $3,628, or 59%, to $9,795 as compared to the prior year primarily due to higher interest income earned by the Company as a result of higher interest rate. The increase was partially offset by higher interest expense incurred under the TAO Senior Credit Agreement and 2017 TAO Credit Agreement. See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the TAO Senior Credit Agreement entered in May 2019.

Miscellaneous expenses, net

Miscellaneous expenses, net in the current year principally consist of (i) a loss on extinguishment of debt in connection with the 2017 TAO Credit Agreement in the fourth quarter of fiscal year 2019, (ii) non-service components of net period pension and post retirement benefit cost in accordance with ASU No. 2017-07, and (iii) dividend income from the Company’s investment in TSQ. Miscellaneous expenses, net in the prior year principally consist of non-service components of net period pension and postretirement benefit cost in accordance with ASU No. 2017-07. See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the 2017 TAO Credit Agreement and Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the retrospective adoption of ASU No. 2017-07.
Income taxes
On December 22, 2017, the enactment of the Tax Cuts and Jobs Act (“TCJA”) significantly changed U.S. tax law and included a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018.
Income tax expense for the year ended June 30, 2019 was $1,348 and income tax benefit for the year ended June 30, 2018 was $116,872.
Income tax expense for the year ended June 30, 2019 of $1,348 differs from income tax benefits derived from applying the statutory federal rate of 21% to pretax loss primarily due to a decrease in valuation allowance of $9,421, tax expense of $8,651 relating to nondeductible officers’ compensation and tax expense of $3,054 relating to noncontrolling interests. See Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
For the year ended June 30, 2018, the Company used a blended statutory federal income rate of 28% based upon the number of days that it would be taxed at the former rate of 35% and the number of days it would be taxed at the new rate of 21%, effective January 1, 2018.
Income tax benefit for the year ended June 30, 2018 of $116,872 differs from the income tax expense derived from applying the blended statutory federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future federal net operating losses have an unlimited carry-forward period. These rules on future federal net operating losses allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Other decreases to the statutory rate include $13,211 of income tax benefit related to a decrease in the valuation allowance, which offsets the income tax expense attributable to most of the operating income, and $1,974 of income tax benefit related to the vesting of restricted stock units. These decreases were partially offset by (i) $1,800 of tax expense related to state and local income taxes (net of federal benefit), (ii) $1,998 of tax expense primarily related to non-deductible expenses, (iii) $2,006 of tax expense related to consolidated partnership book income attributable to non-controlling interests, (iv) $846 of tax expense related to a change in state tax rates and (v) $223 of other.
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

The following is a reconciliation of operating income (loss) to adjusted operating income:

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Operating income (loss)	$(13,874)	$23,057	$(36,931)	NM
Share-based compensation	59,474	47,563
Depreciation and amortization (a)	119,193	122,486
Other purchase accounting adjustments (b)	4,965	4,858
Adjusted operating income	$169,758	$197,964	$(28,206)	(14)%
________________
NM — Percentage is not meaningful

(a)	Depreciation and amortization included purchase accounting adjustments of $17,531 and $18,134 for the years ended June 30, 2019 and 2018, respectively.

(b)	Other purchase accounting adjustments for the years ended June 30, 2019 and 2018 primarily included the amortization of favorable leases in connection with the TAO Group acquisition.
Adjusted operating income for the year ended June 30, 2019 decreased $28,206, or 14%, to $169,758 as compared to the prior year. The net decrease is attributable to the following:

Decrease in adjusted operating income of the MSG Entertainment segment	$(4)
Decrease in adjusted operating income of the MSG Sports segment	(5,408)
Increase in adjusted operating loss in Corporate and Other	(22,468)
Inter-segment eliminations	(326)
$(28,206)
Increase in adjusted operating loss in Corporate and Other was lower than the increase in operating loss in Corporate and Other primarily due to higher share-based compensation expenses, partially offset by lower depreciation and amortization.
Net loss attributable to redeemable and nonredeemable noncontrolling interests

For the year ended June 30, 2019, the Company recorded a net loss attributable to redeemable noncontrolling interests of $7,299 and a net loss attributable to nonredeemable noncontrolling interests of $7,245 as compared to $628 of net loss attributable to redeemable noncontrolling interests and $6,518 of net loss attributable to nonredeemable noncontrolling interests for the year ended June 30, 2018. These amounts represent the share of net loss of TAO Group, BCE, and CLG that are not attributable to the Company. In addition, the net loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Entertainment segment.

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Revenues	$819,930	$780,726	$39,204	5%
Direct operating expenses	507,091	482,873	24,218	5%
Selling, general and administrative expenses	208,577	192,001	16,576	9%
Depreciation and amortization	18,170	18,515	(345)	(2)%
Operating income	$86,092	$87,337	$(1,245)	(1)%
Reconciliation to adjusted operating income:
Share-based compensation	14,086	12,500
Depreciation and amortization	18,170	18,515
Adjusted operating income	$118,348	$118,352	$(4)	NM
—————
NM — Percentage is not meaningful
The results of operations of the MSG Entertainment segment for the year ended June 30, 2018 include Obscura’s results of operations associated with its third-party production business from the date of acquisition, which was November 20, 2017. The current year results include activities from Obscura for a full fiscal year as compared to approximately seven months (from November 20, 2017 to June 30, 2018) in fiscal year 2018. The Company made a decision to wind down Obscura’s third-party production business to focus on MSG Sphere development.
Revenues
Revenues for the year ended June 30, 2019 increased $39,204, or 5%, to $819,930 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related revenues from concerts	$19,966
Increase in revenues from the presentation of the Christmas Spectacular	14,797
Increase in revenues associated with entertainment dining and nightlife offerings	10,837
Increase in venue-related sponsorship and signage and suite rental fee revenues	9,527
Increase in revenues from Obscura	5,311
Decrease in event-related revenues from other live events	(16,899)
Decrease in BCE event-related revenues	(3,255)
Other net decreases	(1,080)
$39,204
The increase in event-related revenues from concerts was primarily due to additional events and higher per event revenue during the current year, and to a lesser extent, the impact from the recognition during the current year of $1,278 of revenue associated with events that took place in prior year as a result of the ticketing agreement renewal. The increase was partially offset by the impact of the new revenue recognition standard in the current year.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to (i) higher ticket-related revenue mainly as a result of higher average ticket prices, (ii) an increase in paid attendance in the current year as compared to the prior year, and (iii) the recognition during the current year of $880 of revenue associated with performances that took place in prior year as a result of the ticketing agreement renewal. The Company had 210 performances of the production in fiscal year 2019, as compared to 200 performances in fiscal year 2018 due to an extension of the show’s run announced in December 2018. For fiscal year 2019, more than one million tickets were sold, representing a mid-single digit percentage increase as compared to the prior year.

The increase in revenues associated with entertainment dining and nightlife offerings was primarily due to the impact of the opening of a new venue, partially offset by (i) the impact of the current year containing 52 weeks of operations as compared to 53 weeks during the prior year, due to the timing of the retail calendar, (ii) closing of one venue, and other decreases. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related revenues for fiscal year 2019 are for the period from April 2, 2018 to March 31, 2019, as compared to TAO Group’s related revenues for fiscal year 2018, which are for the period from March 27, 2017 to April 1, 2018.
The increase in venue-related sponsorship and signage and suite rental fee revenues was due to increased sales of existing sponsorship and signage inventory and rate increases in suite licenses.
Revenues from Obscura are included as a result of its acquisition by the Company on November 20, 2017. The current year results include revenues from Obscura for a full fiscal year as compared to approximately seven months (from November 20, 2017 to June 30, 2018) in fiscal year 2018. Revenues from Obscura are principally related to its third-party production business.
The decrease in event-related revenues from other live events was primarily due to (i) the impact of a large-scale special event series held at The Garden and Hulu Theater at Madison Square Garden during the prior year, (ii) lower per-event revenue during the current year as compared to the prior year and, to a lesser extent, (iii) the impact of the new revenue recognition standard in the current year. The decrease was slightly offset by additional events held at the Company’s venues during the current year as compared to the prior year.
The decrease in BCE event-related revenues was primarily due to lower ticket-related revenues from the Boston Calling Music Festival.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2019 increased $24,218, or 5%, to $507,091 as compared to the prior year. The net increase is attributable to the following:

Increase in direct operating expenses associated with entertainment dining and nightlife offerings	$21,364
Increase in direct operating expenses associated with Obscura	5,871
Increase in direct operating expenses associated with the presentation of the Christmas Spectacular	5,187
Increase in direct operating expenses associated with the Company’s exploration of a new theatrical production	1,485
Increase in direct operating expenses associated with venue-related sponsorship and signage and suite licenses	1,389
Decrease in event-related direct operating expenses associated with other live events	(9,757)
Decrease in BCE event-related direct operating expenses	(1,914)
Decrease in event-related direct operating expenses associated with concerts	(978)
Other net increases	1,571
$24,218
The increase in direct operating expenses associated with entertainment dining and nightlife offerings was primarily due to the costs associated with the opening of a new venue inclusive of increases in (i) employee compensation and related benefits, (ii) costs of food and beverage, and (iii) performer costs, as well as (iv) the impact of certain costs being reported as direct operating expenses during the current year as compared to being reported as selling, general and administrative expenses during the prior year.
Direct operating expenses from Obscura are included as a result of its acquisition by the Company on November 20, 2017. The current year results include direct operating expenses from Obscura for a full fiscal year as compared to approximately seven months (from November 20, 2017 to June 30, 2018) in fiscal year 2018. Direct operating expenses from Obscura are principally related to third-party production business.
The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to (i) higher labor costs, (ii) higher costs associated with more performances in the current year, (iii) costs related to show enhancements, and (iv) higher marketing expenses during the current year as compared to the prior year. The Company had 210 performances of the production in fiscal year 2019, as compared to 200 performances in fiscal year 2018 due to an extension of the show’s run announced in December 2018.
The increase in direct operating expenses associated with the venue-related sponsorship and signage and suite licenses was primarily due to increased sales of existing sponsorship inventory.

The decrease in event-related direct operating expenses from other live events was primarily due to (i) the impact of a large-scale special event series held at The Garden and Hulu Theater at Madison Square Garden during the prior year, (ii) the impact of the new revenue recognition standard in the current year, and (iii) to a lesser extent, lower per event expenses during the current year as compared to prior year. The decrease was slightly offset by additional events held at the Company's venues during the current year as compared to prior year.
The decrease in BCE event-related direct operating expenses was due to lower costs related to the Boston Calling Music Festival in the current year as compared to prior year.
The decrease in event-related direct operating expenses from concerts was primarily due to the impact of the new revenue recognition standard in the current year. The decrease was largely offset by additional events held at the Company’s venues and higher per event expenses during the current year as compared to prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2019 increased $16,576, or 9%, to $208,577 as compared to the prior year mainly due to (i) higher employee compensation and related benefits, (ii) an increase in professional fees, (iii) venue pre-opening costs associated with entertainment dining and nightlife offerings, and (iv) the inclusion of Obscura’s selling, general and administrative costs related to its third-party production business for a full fiscal year as compared to approximately seven months (from November 20, 2017 to June 30, 2018) in fiscal year 2018. The increase was partially offset by the impact of certain costs being reported as direct operating expenses during the current year as compared to being reported as selling, general and administrative expenses during the prior year.
Operating income
Operating income for the year ended June 30, 2019 decreased $1,245, or 1%, to $86,092 as compared to the prior year due to increases in direct operating expenses and selling, general and administrative expenses largely offset by higher revenues as discussed above.
Adjusted operating income
Adjusted operating income for the year ended June 30, 2019 decreased $4 to $118,348 as compared to the prior year. The decrease was lower than a decrease in operating income primarily due to higher share-based compensation expense and, to a lesser extent, an increase in depreciation and amortization.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Revenues	$812,746	$778,653	$34,093	4%
Direct operating expenses	485,899	456,932	28,967	6%
Selling, general and administrative expenses	196,548	185,139	11,409	6%
Depreciation and amortization	7,778	7,481	297	4%
Operating income	$122,521	$129,101	$(6,580)	(5)%
Reconciliation to adjusted operating income:
Share-based compensation	16,373	15,498
Depreciation and amortization	7,778	7,481
Adjusted operating income	$146,672	$152,080	$(5,408)	(4)%

Revenues
Revenues for the year ended June 30, 2019 increased $34,093, or 4%, to $812,746 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related revenues from other live sporting events	$16,172
Increase in revenues from league distributions	13,883
Increase in local media rights fees from MSG Networks	5,750
Increase in suite license fee revenues	3,532
Increase in professional sports teams’ sponsorship and signage revenues and ad sales commission	790
Decrease in professional sports teams’ pre/regular season ticket-related revenues	(6,174)
Decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales	(1,670)
Other net increases	1,810
$34,093
The increase in event-related revenues from other live sporting events was due to higher per event revenue, slightly offset by fewer events during the current year as compared to the prior year.
The increase in revenues from league distributions included the impact of timing.
The increase in local media rights fees from MSG Networks was primarily due to contractual rate increases.
The increase in suite license fee revenue was primarily due to rate increases, partially offset by lower sales of suite products.
The increase in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to higher ad sales commission revenue and the impact of the new revenue recognition standard in the current year, partially offset by decreased sales of existing sponsorship and signage inventory.
The decrease in professional sports teams’ pre/regular season ticket-related revenues was primarily due to lower average Rangers, Knicks and Liberty per-game revenue, partially offset by the impact of the recognition of $2,753 during the current year associated with games played in the prior year as a result of the ticketing agreement renewal.
The decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to lower average per-game revenue during the current year as compared to the prior year and the Liberty playing fewer games at The Garden during the current year as compared to the prior year. The Liberty played ten fewer regular season games at The Garden during the current year as compared to the prior year, as the Liberty played the majority of their home games at the Westchester County Center, located in White Plains, NY, during the current year. Additionally, the Liberty was sold in January 2019.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2019 increased $28,967, or 6%, to $485,899 as compared to the prior year. The net increase is attributable to the following:

Increase in net provisions for certain team personnel transactions	$25,620
Increase in event-related expenses associated with other live sporting events	10,501
Increase in other team operating expenses not discussed elsewhere in this table	3,846
Increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	733
Decrease in team personnel compensation	(11,513)
Other net decreases	(220)
$28,967

Net provisions for certain team personnel transactions and for league revenue sharing expense (excluding playoffs) and NBA luxury tax were as follows:

	Years Ended June 30,		Increase
	2019	2018
Net provisions for certain team personnel transactions	$53,134	$27,514	$25,620
Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	56,183	55,450	733
Team personnel transactions for the year ended June 30, 2019 reflect provisions, net of recoveries recorded in the current year associated with prior year team personnel provisions, recorded for (i) waivers/contract terminations of $46,950, (ii) player trades of $5,642, and (iii) season-ending player injuries of $542. Team personnel transactions for the year ended June 30, 2018 reflect provisions recorded for (i) waivers/contract terminations of $21,559, (ii) season-ending player injuries of $4,273, which is net of insurance recoveries of $468 and (iii) player trades of $1,682.
The increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher provisions for league revenue sharing expense of $1,647, partially offset by higher estimated NBA luxury tax credit of $914. Higher league revenue sharing expense primarily reflected higher estimated NHL and NBA revenue sharing expense for the 2018-19 season, partially offset by higher estimated net player escrow recoveries and, to a lesser extent, net adjustments to prior seasons’ revenue sharing expense. The actual amounts for the 2018-19 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors. The Knicks were not a luxury tax payer for the 2018-19 and 2017-18 seasons and, therefore, received equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams.
The increase in event-related expenses associated with other live sporting events was due to higher per event expenses, slightly offset by fewer events during the current year as compared to the prior year.
The increase in other team operating expenses was primarily due to an increase in league assessments and other net increases, partially offset by lower player insurance costs and lower day-of-event costs, primarily driven by the Liberty playing fewer games at The Garden during the current year as compared to the prior year. During the current year, the majority of the Liberty’s home games were played at the Westchester County Center, located in White Plains, NY. Additionally, the Liberty was sold in January 2019.
The decrease in team personnel compensation was primarily due to roster changes at the Company’s sports teams.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2019 increased $11,409, or 6%, to $196,548 as compared to the prior year primarily due to higher employee compensation and related benefits and an increase in marketing costs.
Operating income
Operating income for the year ended June 30, 2019 decreased $6,580, or 5%, to $122,521 as compared to the prior year primarily due to higher direct operating expenses, and to a lesser extent, an increase in selling, general and administrative expenses, partially offset by an increase in revenues, as discussed above.
Adjusted operating income
Adjusted operating income for the year ended June 30, 2019 decreased $5,408, or 4%, to $146,672, as compared to the prior year. The decrease was lower than the decrease in operating income primarily due to higher share-based compensation expense and, to a lesser extent, an increase in depreciation and amortization.

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
CLG’s Operating Results
The results of operations of the Company and the MSG Sports segment for the year ended June 30, 2018 include CLG’s results of operations from the date of acquisition, which was July 28, 2017. The Company’s results for the year ended June 30, 2017 do not include any of CLG’s operating results.
Obscura’s Operating Results
The results of operations of the Company and the MSG Entertainment segment for the year ended June 30, 2018 include Obscura’s results of operations from the date of acquisition, which was November 20, 2017. The Company’s results for the year ended June 30, 2017 do not include any of Obscura’s operating results.
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2018	2017	Amount	Percentage
Revenues	$1,559,095	$1,318,452	$240,643	18%

Direct operating expenses	944,276	860,423	83,853	10%
Selling, general and administrative expenses	469,276	406,951	62,325	15%
Depreciation and amortization	122,486	107,388	15,098	14%
Operating income (loss)	23,057	(56,310)	79,367	NM
Other income (expense):
Loss in equity method investments	(7,770)	(29,976)	22,206	74%
Interest income, net	6,167	7,647	(1,480)	(19)%
Miscellaneous expense, net	(3,878)	(2,554)	(1,324)	(52)%
Income (loss) from operations before income taxes	17,576	(81,193)	98,769	NM
Income tax benefit	116,872	4,404	112,468	NM
Net income (loss)	134,448	(76,789)	211,237	NM
Less: Net loss attributable to redeemable noncontrolling interests	(628)	(4,370)	3,742	86%
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	(6,518)	304	(6,822)	NM
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$141,594	$(72,723)	$214,317	NM

NM — Percentage is not meaningful

The following is a summary of changes in segments’ operating results for the year ended June 30, 2018 as compared to the prior year.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment segment (a)	$274,258	$104,911	$72,449	$7,176	$89,722
MSG Sports segment (a)	(33,331)	(16,063)	(22,820)	(1,838)	7,390
Corporate and Other	—	120	12,400	(5,222)	(7,298)
Purchase accounting adjustments (b)	—	(4,831)	223	14,982	(10,374)
Inter-segment eliminations	(284)	(284)	73	—	(73)
	$240,643	$83,853	$62,325	$15,098	$79,367

(a)	See “Business Segment Results” for a more detailed discussion of the operating results of our segments.

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

Selling, general and administrative expenses - Corporate and Other
Selling, general and administrative expenses in Corporate and Other for the year ended June 30, 2018 increased $12,400, or 16%, to $91,840 as compared to prior year. The increase was primarily due to higher employee compensation and related benefits, as well as the inclusion of Obscura’s selling, general and administrative costs not related to its third-party production business. The increase was partially offset by a management fee earned for providing management and strategic services to TAO Group (see “ — Factors Affecting Operating Results from Acquisitions — TAO Group’s Operating Results” for further discussion), which is eliminated in the Company’s consolidated results of operations presented above, as well as certain favorable adjustments related to contingent payments for the Company’s business acquisitions.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2018 increased $15,098, or 14%, to $122,486 as compared to the prior year primarily due to purchase accounting adjustments and the inclusion of depreciation and amortization expense related to property and equipment associated with the business acquisitions (see “ — Factors Affecting Operating Results from Acquisitions” for further discussion), partially offset by certain assets being fully depreciated and amortized.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the year ended June 30, 2018 increased $7,298, or 4%, to $170,316 as compared to the prior year. The increase was primarily due to higher selling, general and administrative expenses as discussed above, partially offset by lower depreciation and amortization as a result of certain assets being fully depreciated and amortized. See Note 19 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of depreciation and amortization under Corporate and Other.
Loss in equity method investments
Loss in equity method investments for the year ended June 30, 2018 improved $22,206, or 74%, to $7,770 as compared to the prior year. The year-over-year improvement is primarily due to a pre-tax non-cash impairment charge of $20,613 recorded during the prior year to write off the carrying value of the equity method investment in Fuse Media.
Interest income, net
Net interest income for the year ended June 30, 2018 decreased $1,480, or 19%, to $6,167 as compared to the prior year primarily due to interest expense incurred under the 2017 TAO Credit Agreement. See “— Factors Affecting Operating Results from Acquisitions — TAO Group’s Operating Results” for discussion. The decrease was partially offset by higher interest income earned by the Company as a result of higher interest rates and a change in investment mix. In addition, during the year ended June 30, 2018, the Company recognized interest income of $938, which was received in connection with the repayment of a loan receivable from one of the Company’s nonconsolidated affiliates that was on a nonaccrual status.

Miscellaneous expense, net
Miscellaneous expense, net for the year ended June 30, 2018 principally consist of non-service components of net period pension and postretirement benefit cost in accordance with ASU No. 2017-07. Miscellaneous income in the prior year consists principally of (i) non-service components of net period pension and postretirement benefit cost in accordance with ASU No. 2017-07 and (ii) the recovery of certain claims in connection with a third-party bankruptcy proceeding. See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the retrospective adoption of ASU No. 2017-07.
Income taxes
On December 22, 2017, TCJA was enacted, which significantly changed the existing U.S. tax laws, including a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. During the second quarter of fiscal year 2018, the Company was required to recognize the effect of tax law changes in the period of enactment even though certain key aspects of the new law became effective January 1, 2018. The Company used a blended statutory federal income tax rate of 28% based upon the number of days that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21% to calculate its most recent effective tax rate.
Income tax benefit for the year ended June 30, 2018 was $116,872 and income tax benefit for the year ended June 30, 2017 was $4,404.
Income tax benefit for the year ended June 30, 2018 of $116,872 differs from the income tax expense derived from applying the blended statutory federal rate of 28% to pretax income primarily as a result of a deferred income tax benefit of $113,494 related to the revaluation of the Company’s deferred tax assets and liabilities under provisions contained in the new tax legislation, of which (i) $51,015 was due to the reduction of net deferred tax liabilities in connection with the lower federal income tax rate of 21%, and (ii) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future federal net operating losses have an unlimited carry-forward period. These rules on future federal net operating losses allow the Company to recognize a portion of its unrecognized deferred tax assets for future deductible items. Other decreases to the statutory rate include $13,211 of income tax benefit related to a decrease in the valuation allowance, which offsets the income tax expense attributable to most of the operating income, and $1,974 of income tax benefit related to the vesting of restricted stock units. These decreases were partially offset by (i) $1,800 of tax expense related to state and local income taxes (net of federal benefit), (ii) $1,998 of tax expense primarily related to non-deductible expenses, (iii) $2,006 of tax expense related to consolidated partnership book income attributable to non-controlling interests, (iv) $846 of tax expense related to a change in state tax rates and (v) $223 of other.
Income tax benefit for the year ended June 30, 2017 of $4,404 differs from the income tax expense derived from applying the statutory federal rate of 35% to pretax income primarily as a result of (i) an increase of $30,697 in recorded federal and state valuation allowances, (ii) tax expense of $3,449 related to non-deductible expenses, (iii) the tax impact of consolidated partnership book income attributable to non-controlling interests of $1,414, (iv) deferred expense of $1,329 based on tax amortization on indefinite-lived intangibles that are not available as a source of taxable income to support the realization of deferred tax assets, and (v) expense of $672 recorded due to a state rate change computed as a result of filed state tax returns. This tax expense is offset by (i) $6,716 of state tax benefit (net of federal effect), (ii) $6,477 of tax benefit related to other comprehensive income gains recorded in continuing operations and (iii) $354 of other.
Adjusted operating income
The following is a reconciliation of operating income (loss) to adjusted operating income:

	Years Ended June 30,		Change
	2018	2017	Amount	Percentage
Operating income (loss)	$23,057	$(56,310)	$79,367	NM
Share-based compensation	47,563	41,129
Depreciation and amortization (a)	122,486	107,388
Other purchase accounting adjustments (b)	4,858	9,466
Adjusted operating income	$197,964	$101,673	$96,291	95%
________________
NM — Percentage is not meaningful

(a)	Depreciation and amortization included purchase accounting adjustments of $18,134 and $3,152 for the years ended June 30, 2018 and 2017, respectively.

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

Adjusted operating income for the year ended June 30, 2018 increased $96,291, or 95%, to $197,964 as compared to the prior year. The net increase is attributable to the following:

Increase in adjusted operating income of the MSG Entertainment segment	$95,075
Increase in adjusted operating income of the MSG Sports segment	6,502
Increase in adjusted operating loss in Corporate and Other	(5,213)
Inter-segment eliminations	(73)
$96,291
Increase in adjusted operating loss in Corporate and Other were primarily due to higher employee compensation and related benefits, excluding share-based compensation expense, and the inclusion of Obscura expenses associated with the Company’s business development initiatives partially offset by a management fee earned for providing management and strategic services to TAO Group (see “ — Factors Affecting Operating Results from Acquisitions — TAO Group’s Operating Results” for further discussion), which is eliminated in the Company’s consolidated results of operations presented above. These increases were offset by certain favorable adjustments related to contingent payments for the Company’s business acquisitions.
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests
For the year ended June 30, 2018, the Company recorded net loss attributable to redeemable noncontrolling interests of $628 and a net loss attributable to nonredeemable noncontrolling interests of $6,518 as compared to $4,370 of net loss attributable to redeemable noncontrolling interests and $304 of net income attributable to nonredeemable noncontrolling interests for the year ended June 30, 2017. These amounts represent the share of net income (loss) of TAO Group, BCE, and CLG that are not attributable to the Company. In addition, the net income (loss) attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments. See “— Factors Affecting Operating Results from Acquisitions” for further discussion.
Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income for the Company’s MSG Entertainment segment.

	Years Ended June 30,		Change
	2018	2017	Amount	Percentage
Revenues	$780,726	$506,468	$274,258	54%
Direct operating expenses	482,873	377,962	104,911	28%
Selling, general and administrative expenses	192,001	119,552	72,449	61%
Depreciation and amortization	18,515	11,339	7,176	63%
Operating income (loss)	$87,337	$(2,385)	$89,722	NM
Reconciliation to adjusted operating income:
Share-based compensation	12,500	14,323
Depreciation and amortization	18,515	11,339
Adjusted operating income	$118,352	$23,277	$95,075	NM

NM — Percentage is not meaningful

Revenues
Revenues for the year ended June 30, 2018 increased $274,258, or 54%, to $780,726 as compared to the prior year. The net increase is attributable to the following:

Inclusion of revenues associated with entertainment dining and nightlife offerings	$208,629
Increase in event-related revenues at The Garden	28,390
Increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	14,638
Increase in event-related revenues at the Forum	11,395
Increase in event-related revenues at Hulu Theater at Madison Square Garden	6,912
Increase in event-related revenues at The Chicago Theatre	6,031
Increase in revenues from the presentation of the Christmas Spectacular	5,055
Increase in venue-related sponsorship and signage and suite rental fee revenues	1,140
Decrease in revenues from the presentation of the New York Spectacular as a result of no scheduled performances in the current year	(11,483)
Decrease in BCE event-related revenues	(2,712)
Other net increases, primarily due to the inclusion of revenue associated with the acquisition of Obscura	6,263
$274,258
The inclusion of revenues associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects revenues generated from food and beverage sales. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related revenues for fiscal year 2018 are for the period from March 27, 2017 to April 1, 2018, as compared to TAO Group’s related revenues for fiscal year 2017, which are for the period from February 1, 2017 to March 26, 2017. See “ — Factors Affecting Operating Results from Acquisitions — TAO Group’s Operating Results” for further discussion.
The increase in event-related revenues at The Garden was due to a change in the mix of events (including the impact of a large-scale event held during the current year) and additional events held at the venue during fiscal year 2018 as compared to the prior year.
The increase in event-related revenues at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was primarily due to additional events held at the venue during fiscal year 2018 as compared to the prior year.
The increase in event-related revenues at the Forum was due to a change in the mix of events and an additional event held at the venue during fiscal year 2018 as compared to the prior year.
The increase in event-related revenues at Hulu Theater at Madison Square Garden was primarily due to a change in the mix of events partially offset by fewer events held at the venue during fiscal year 2018 as compared to the prior year.
The increase in event-related revenues at The Chicago Theatre was primarily due to additional events held at the venue during fiscal year 2018 as compared to the prior year.
The increase in revenues from the presentation of the Christmas Spectacular was primarily due to higher ticket-related revenue, mainly as a result of higher average ticket prices and the impact of additional scheduled performances, partially offset by a decrease in average per-show paid attendance in fiscal year 2018 as compared to the prior year. The Company had 200 scheduled performances of the production during the 2018 holiday season as compared to 197 scheduled performances during the 2017 holiday season. For the 2017 holiday season, more than one million tickets were sold, representing a low single digit percentage decrease as compared to the 2016 holiday season.
The increase in venue-related sponsorship and signage and suite rental fee revenues was due to higher suite rental fee revenue mainly driven by contractual rate increases.
The decrease in revenues from the presentation of the New York Spectacular was driven by no scheduled performances in fiscal year 2018 as compared to 56 scheduled performances presented in the prior year. This was a result of the Company’s decision to suspend the planned 2017 presentation announced in February 2017.
The decrease in BCE event-related revenues was primarily due to a decrease in ticket-related revenue.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2018 increased $104,911, or 28%, to $482,873 as compared to the prior year. The net increase is attributable to the following:

Inclusion of direct operating expenses associated with entertainment dining and nightlife offerings	$112,958
Increase in event-related direct operating expenses at The Garden	15,273
Increase in event-related direct operating expenses at the Forum	7,919
Increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular	4,391
Increase in BCE event-related direct operating expenses	3,954
Increase in event-related direct operating expenses at The Chicago Theatre	3,842
Increase in venue operating costs	3,086
Increase in event-related direct operating expenses at The Hulu Theater at Madison Square Garden	2,429
Increase in direct operating expenses associated with the presentation of the Christmas Spectacular	1,386
Decrease in direct operating expenses associated with the presentation of the New York Spectacular as a result of no scheduled performances in the current year	(56,196)
Other net increases, principally the inclusion of direct expenses related to Obscura’s third-party production business	5,869
$104,911
The inclusion of direct operating expenses associated with entertainment dining and nightlife offerings is the result of the acquisition of a 62.5% interest in TAO Group on January 31, 2017, and primarily reflects costs associated with food and beverage sales, inclusive of labor costs, as well as venue-related operating expenses. TAO Group’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. As a result, TAO Group’s related direct operating expenses for fiscal year 2018 are for the period from March 27, 2017 to April 1, 2018, as compared to TAO Group’s related direct operating expenses for fiscal year 2017, which are for the period from February 1, 2017 to March 26, 2017. See “ — Factors Affecting Operating Results from Acquisitions — TAO Group’s Operating Results” for further discussion.
The increase in event-related direct operating expenses at The Garden was due to a change in the mix of events (including the impact of a large-scale event held during the current year) and additional events held at the venue during fiscal year 2018 as compared to the prior year.
The increase in event-related direct operating expenses at the Forum was due to a change in the mix of events as well as one additional event held at the venue during fiscal year 2018 as compared to the prior year.
The increase in event-related direct operating expenses at Radio City Music Hall, excluding the Christmas Spectacular and the New York Spectacular, was due to additional events partially offset by a change in the mix of events held at the venue during fiscal year 2018 as compared to the prior year.
The increase in BCE event-related direct operating expenses was due to higher costs related to the Boston Calling Music Festival in fiscal year 2018.
The increase in event-related direct operating expenses at The Chicago Theatre was primarily due to additional events held at the venue during fiscal year 2018 as compared to the prior year.
The increase in venue operating costs was primarily due to higher labor-related costs at our venues during fiscal year 2018 as compared to the prior year.
The increase in event-related direct operating expenses at Hulu Theater at Madison Square Garden was due to a change in the mix of events partially offset by fewer events held at the venue during fiscal year 2018 as compared to the prior year.
The increase in direct operating expenses associated with the presentation of the Christmas Spectacular was primarily due to higher labor costs and an increase in deferred production cost amortization, partially offset by lower marketing expenses during fiscal year 2018 as compared to the prior year. The Company had 200 scheduled performances of the production during the 2018 holiday season as compared to 197 scheduled performances during the 2017 holiday season.

The decrease in direct operating expenses associated with the presentation of the New York Spectacular was driven by no scheduled performances in fiscal year 2018 as compared to 56 scheduled performances presented in the prior year. This was a result of the Company’s decision to suspend the planned 2017 presentation announced in February 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2018 increased $72,449, or 61%, to $192,001 as compared to the prior year mainly due to (i) inclusion of TAO Group’s selling, general and administrative costs, including a management fee incurred by TAO Group payable to the Company for providing management and strategic services and, to a lesser extent, (ii) higher professional fees and (iii) an increase in corporate general and administrative costs. See “ — Factors Affecting Operating Results from Acquisitions — TAO Group’s Operating Results” for further discussion.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2018 increased $7,176, or 63%, to $18,515 as compared to the prior year primarily due to the inclusion of depreciation and amortization expenses for TAO Group’s property and equipment before the purchase accounting adjustments. See “ — Factors Affecting Operating Results from Acquisitions — TAO Group’s Operating Results” for further discussion.
Operating income (loss)
Operating income for the year ended June 30, 2018 improved $89,722 to $87,337 as compared to the prior year due to higher revenues, partially offset by increases in direct operating expenses, selling, general and administrative expenses and depreciation and amortization expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the year ended June 30, 2018 improved by $95,075 to $118,352 as compared to the prior year due to higher revenues, partially offset by increases in direct operating expenses and selling, general and administrative expenses, as discussed above, excluding share-based compensation expense.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for the Company’s MSG Sports segment.

	Years Ended June 30,		Change
	2018	2017	Amount	Percentage
Revenues	$778,653	$811,984	$(33,331)	(4)%
Direct operating expenses	456,932	472,995	(16,063)	(3)%
Selling, general and administrative expenses	185,139	207,959	(22,820)	(11)%
Depreciation and amortization	7,481	9,319	(1,838)	(20)%
Operating income	$129,101	$121,711	$7,390	6%
Reconciliation to adjusted operating income:
Share-based compensation	15,498	14,548
Depreciation and amortization	7,481	9,319
Adjusted operating income	$152,080	$145,578	$6,502	4%

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
$(33,331)
The decrease in professional sports team’s playoff related revenues was primarily due to the Rangers playing six home playoff games as the team advanced to the second round of the playoffs in the prior year versus not qualifying for playoffs in fiscal year 2018.
The decrease in revenues from league distributions primarily reflects an NHL expansion fee of $15,500 and approximately $15,000 of non-recurring distributions from the NHL and NBA, which were both recorded by the Company in fiscal year 2017. These decreases were partially offset by other net increases, inclusive of league distributions related to CLG, which was acquired on July 28, 2017.
The decrease in event-related revenues from other live sporting events was due to a change in the mix of events held during the fiscal year 2018 as compared to the prior year and one event that generated lower revenue during fiscal year 2018 as compared to the prior year.
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
Direct operating expenses
Direct operating expenses for the year ended June 30, 2018 decreased $16,063, or 3%, to $456,932 as compared to the prior year. The net decrease is attributable to the following:

Decrease in professional sports teams’ playoff related expenses	$(14,290)
Decrease in event-related expenses associated with other live sporting events	(5,612)
Decrease in team personnel compensation	(3,726)
Decrease in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	(3,590)
Increase in net provisions for certain team personnel transactions	5,535
Increase in other team operating expenses	4,209
Other net increases	1,411
$(16,063)

The decrease in professional sports teams’ playoff related expenses was primarily due to the Rangers playing six home playoff games as the team advanced to the second round of the playoffs in the prior year versus not qualifying for playoffs in fiscal year 2018.
The decrease in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events during fiscal year 2018 as compared to the prior year, and to a lesser extent, one event that generated lower expense during the fiscal year 2018 as compared to the prior year.
The decrease in team personnel compensation was primarily due to lower overall player salaries during fiscal year 2018 as a result of roster changes, partially offset by higher other team personnel compensation and the inclusion of team personnel compensation for CLG, which was acquired on July 28, 2017.
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
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2018 decreased $22,820, or 11%, to $185,139 as compared to the prior year, primarily due to lower employee compensation and related benefits, and to a lesser extent, lower marketing costs, partially offset by an increase in corporate general and administrative costs. The reduction in employee compensation and related benefits as compared to the prior year is primarily driven by severance-related costs in the prior year, which were attributable to a separation agreement with a team executive.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2018 decreased $1,838, or 20%, to $7,481 as compared to the prior year primarily as a result of an intangible asset becoming fully amortized.
Operating income
Operating income for the year ended June 30, 2018 increased $7,390, or 6%, to $129,101 as compared to the prior year primarily due to lower selling, general and administrative expenses and direct operating expenses, partially offset by a decrease in revenues, as discussed above.
Adjusted operating income
Adjusted operating income for the year ended June 30, 2018 increased $6,502, or 4%, to $152,080, as compared to the prior year primarily due to lower selling, general and administrative expenses, excluding share-based compensation expense, and direct operating expenses, partially offset by a decrease in revenues.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and maximum borrowing capacity under our $390,000 revolving credit facilities. Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in Las Vegas and London), investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations and mandatory purchases from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic conditions could adversely impact its ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. Without regard to the impact of the potential Sports Distribution, which would have a positive impact on the Company’s liquidity, if and when it is completed, we believe we have sufficient liquidity, including approximately $1,086,000 in unrestricted cash and cash equivalents and $108,000 of short-term investments as of June 30, 2019, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows, over the next 12 months, to fund our operations, to pursue the development of the new venues discussed below and other new business opportunities and to repurchase shares of the Company’s Class A Common Stock (see Note 2 and Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Company’s short-term investments).
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
MSG Spheres
The Company has made significant progress on MSG Sphere at The Venetian, its state-of-the-art entertainment venue currently under construction in Las Vegas.
We view both innovative design and cost management as key imperatives to the construction process. While it is always difficult to provide a definitive construction cost estimate for large-scale construction projects, it is particularly challenging for one as unique as MSG Sphere. In May, our Board of Directors approved a preliminary cost estimate of $1,200,000 based upon schematic designs for purposes of developing the Company’s budget and financial projections. We expect the estimation process for MSG Sphere construction costs will be dynamic as the project moves forward. The actual construction costs for MSG Sphere in Las Vegas incurred through June 30, 2019 were approximately $109,000.
In June, the Company announced that it engaged AECOM — a leading builder known for creating bold, innovative projects — as its general contractor for the Las Vegas project. We made the strategic decision to enter into a “cost plus” construction contract with AECOM. While this type of contract adds to the complexity of the cost estimation process, we believe our “cost plus” construction contract with AECOM will help our efforts to maximize the quality of the work, while permitting us to play a more vigilant role in managing the project’s costs, including full transparency into the selection of, negotiations with, and labor and materials utilized by subcontractors.
In order to further drive cost control, under the terms of the construction contract, AECOM will receive lower fees if the “hard” construction costs come in greater than an “incentive benchmark” agreed upon by the Company and AECOM. The process of setting the incentive benchmark began in July when AECOM provided the Company with its proposal, representing its estimate of the hard construction costs of the project. AECOM’s initial benchmark proposal, together with the costs of additional core technology and estimated soft costs, results in a project cost estimate that is approximately $1,700,000. We believe this cost estimate is too high and are now in the contractual process of reviewing, testing and challenging the elements of AECOM’s estimates and assumptions. We are also value engineering aspects of the project to further reduce costs. We intend to do this in a granular fashion using, among other resources, our outside project manager. We believe we will be successful in achieving significant cost reductions through this process, while noting that there are no assurances that we will reach an agreement on the incentive benchmark.
The above cost estimates for the MSG Sphere in Las Vegas have been reduced to reflect the $75,000 that the Las Vegas Sands Corp. has agreed to pay the Company to defray the construction costs of a pedestrian bridge that will link the venue to the Sands Expo Convention Center. The estimates and costs also do not contain significant capitalized and non-capitalized costs for items such as content creation, internal labor costs, and furniture and equipment. As with any major construction project, the construction of MSG Spheres is subject to potential unexpected delays, costs or other complications. Our goal is to open MSG Sphere in Las Vegas in calendar year 2021.
See Exhibit 10.65 to this Form 10-K for a copy of the Construction Agreement, dated May 13, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (AECOM).
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to the Company’s second MSG Sphere and first large-scale international venue. Cost estimates for MSG Sphere in London are still in development as the Company continues to refine its design, which it currently expects will be substantially similar to MSG Sphere in Las Vegas, including having approximately the same seating capacity. The Company submitted a planning application to the local planning authority in March 2019 and expects a planning determination by the end of calendar year 2019 (which may become the subject of further discussions with the planning authority). Our plan is to begin construction on the MSG Sphere venue in London only once we have received all necessary approvals and have further advanced our design for the venue.
We anticipate that MSG Sphere in Las Vegas will generate substantial incremental revenue and adjusted operating income on an annual basis. For additional information regarding the Company’s capital expenditures related to the MSG Spheres, see Note 19 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
In connection with these efforts, the Company will need to pursue additional capital beyond that which is available from cash on hand, cash flows from operations and borrowings under our revolving credit facilities. There is no assurance that the Company will be able to obtain such capital.
The potential Sports Distribution, if consummated, will provide the Company with additional liquidity, some or all of which could be used to finance part of the cost of constructing the MSG Spheres. The current plan for the Sports Distribution contemplates that the Company would retain up to about one-third of the common stock of Sports Spinco. Some or all of that interest could be sold for cash by the Company.
We will continue to explore additional domestic and international markets where we believe next-generation venues such as the MSG Sphere can be successful.
Financing Agreements, Revolving Credit Facilities Provided to Nonconsolidated Affiliates and Stock Repurchases
Financing Agreements
On September 30, 2016, New York Knicks, LLC (“Knicks LLC”), a wholly owned subsidiary of the Company, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years (the “Knicks Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. Amounts borrowed may be distributed to the Company except during an event of default. There was no borrowing under the Knicks Revolving Credit Facility as of June 30, 2019. As of June 30, 2019, Knicks LLC was in compliance with the required financial covenant.
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 27, 2019. There was no borrowing under the Knicks Unsecured Credit Facility as of June 30, 2019. This facility does not have financial covenants.
On January 25, 2017, New York Rangers, LLC (“Rangers LLC”), a wholly owned subsidiary of the Company, entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $150,000 with a term of five years (the “Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. Amounts borrowed may be distributed to the Company except during an event of default. There was no borrowing under the Rangers Revolving Credit Facility as of June 30, 2019. As of June 30, 2019, Rangers LLC was in compliance with the required financial covenant.
On May 23, 2019, TAO Group Intermediate Holdings LLC (“TAOIH”) and TAO Group Operating LLC (“TAOG”), entered into a credit agreement (the “TAO Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., and the lenders party thereto. The TAO Senior Credit Agreement provides TAOG with senior secured credit facilities (the “TAO Senior Secured Credit Facilities”) consisting of: (i) an initial $40,000 term loan facility with a term of five years and (ii) a $25,000 revolving credit facility with a term of five years (the “TAO Revolving Credit Facility”). The TAO Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries). The outstanding amount drawn on the TAO Revolving Credit Facility was $15,000 as of June 30, 2019. As of June 30, 2019, TAOIH was in compliance with the required financial covenants.
On May 23, 2019, a subsidiary of the Company and a subsidiary of TAO Group Holdings LLC entered into an intercompany subordinated term loan credit agreement providing for a credit facility of $49,000 that matures in August 2024 (the “TAO Subordinated Credit Facility”). The balances and interest-related activities pertaining to the TAO Subordinated Credit Agreement have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation. As of June 30, 2019, TAO Group Holdings LLC was in compliance with the required financial covenants.
See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility and the TAO Senior Secured Credit Facility.
Revolving Credit Facilities Provided to Nonconsolidated Affiliates, Financing Agreements and Stock Repurchases
See Note 7 and Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s revolving credit facility extended to a nonconsolidated affiliate and the Company’s stock repurchases, respectively.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company pays fees for the letters of credit that are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of June 30, 2019, the Company had $12,512 of letters of credit outstanding pursuant to which fees were credited against note investments. Of which, TAO Group had two letters of credit outstanding for $750 as of March 31, 2019.
Cash Flow Discussion
As of June 30, 2019, cash, cash equivalents and restricted cash totaled $1,117,901, as compared to $1,256,620 as of June 30, 2018. The following table summarizes the Company’s cash flow activities for the years ended June 30, 2019, 2018 and 2017:

	Years Ended June 30,
	2019	2018	2017
Net cash provided by operating activities	$161,253	$217,629	$223,532
Net cash used in investing activities	(232,895)	(182,357)	(264,301)
Net cash used in financing activities	(71,746)	(51,097)	(158,525)
Effect of exchange rates on cash, cash equivalents and restricted cash	4,669	331	—
Net decrease in cash, cash equivalents and restricted cash	$(138,719)	$(15,494)	$(199,294)
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2019 decreased by $56,376 to $161,253 as compared to the prior year primarily due to changes in certain assets and liabilities, as well as a decrease in net income to a net loss in the current year adjusted for non-cash items. The changes in certain assets and liabilities are driven by decreases in collections due to promoters and prepaid expenses and other assets, partially offset by higher accrued and other liabilities, all due to timing. The decrease in net income adjusted for non-cash items was impacted by earnings in equity method investments in the current year as compared to a loss in the prior year and lower depreciation and amortization in the current year.
Net cash provided by operating activities for the year ended June 30, 2018 decreased by $5,903 to $217,629 as compared to the prior year primarily due to higher net income adjusted for non-cash items including (i) a reduction in net deferred tax liabilities as a result of the recently enacted Tax Cuts and Jobs Act effective January 1, 2018, (ii) a write-off of deferred production costs associated with the New York Spectacular in the prior year, and (iii) an impairment charge to write off the carrying value of the Company’s equity investment in Fuse Media in the prior year, partially offset by increases in depreciation and amortization and share-based compensation expense in fiscal year 2018 as compared to the prior year. This increase was offset by a severance-related payment in fiscal year 2018 attributable to a separation agreement with a team executive which was accrued for as of June 30, 2017 and a decrease in cash received related to deferred revenue primarily due to timing.

Investing Activities
Net cash used in investing activities for the year ended June 30, 2019 increased by $50,538 to $232,895 as compared to the prior year primarily due to the Company’s investment in a British pound-denominated time deposit and an investment in SACO, partially offset by proceeds received from the sale of the Company’s 50% interest in AMSGE.
Net cash used in investing activities for the year ended June 30, 2018 decreased by $81,944 to $182,357 as compared to the prior year primarily due to (i) a net decrease in business acquisitions, (ii) repayments received from loans to nonconsolidated affiliates, and (iii) the acquisition of available-for-sale securities in the prior year. These decreases were partially offset by (i) higher capital expenditures in fiscal year 2018, primarily associated with the purchase of land in London and costs incurred in developing the Company’s new venues in Las Vegas and London, (ii) new investments made in nonconsolidated affiliates, and (iii) a franchise fee payment made in fiscal year 2018 associated with CLG’s membership in the “League of Legends” North American League Championship Series.
Financing Activities
Net cash used in financing activities for the year ended June 30, 2019 increased by $20,649 to $71,746 as compared to the prior year due to the repayment of all obligations under the 2017 TAO Credit Agreement partially offset by (i) proceeds received from borrowings under the TAO Senior Credit Agreement, (ii) lower taxes paid in lieu of shares issued for equity-based compensation in the current year as compared to the prior year, (iii repurchases of shares of the Company’s Class A Common Stock in the prior year as compared to no repurchases in the current year, and other financing activities.
Net cash used in investing activities for the year ended June 30, 2018 decreased by $107,428 to $51,097 as compared to the prior year largely due to lower repurchases of shares of the Company’s Class A Common Stock in the current year as compared to the prior year. This decrease was partially offset by (i) higher taxes paid in lieu of shares issued for equity-based compensation in fiscal year 2018 as compared to the prior year, (ii) distributions to noncontrolling interest holders related to the acquisition of TAO Group in fiscal year 2018 and (iii) a contingent consideration payment related to the acquisition of CLG in fiscal year 2018.
Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2019 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements: (a)
Contractual obligations (b)	$256,913	$115,483	$110,976	$24,294	$6,160
Operating lease obligations (c)	377,148	55,078	109,065	89,647	123,358
Letters of credit (d)	12,512	12,512	—	—	—
	646,573	183,073	220,041	113,941	129,518
Contractual obligations reflected on the balance sheet (e)	117,160	79,064	18,179	8,042	11,875
Total (f)	$763,733	$262,137	$238,220	$121,983	$141,393
_________________

(a)
Off balance sheet arrangements disclosed in the table above do not include MSG Sphere related commitments that are not reflected on the balance sheet of $1,049,781. Such arrangements are associated with the development and construction of MSG Sphere in Las Vegas. The timing of the future cash payments disclosed is uncertain and may change as the development and construction of MSG Sphere in Las Vegas progresses.

(b)
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

(d)	Consist of letters of credit obtained by the Company as collateral for development of MSG Sphere in Las Vegas and lease agreements.

(e)
Consist primarily of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment. In addition, the amount includes MSG Sphere related commitments of approximately $19,700, all due within fiscal year 2020.

(f)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.

See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of the revolving credit facilities provided by the Company to Tribeca Enterprises.
In connection with the TAO Group and CLG acquisitions, the Company has accrued contingent consideration liabilities as part of the purchase price. See Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details of the amount reflected on the balance sheet as of June 30, 2019. In addition, see Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details of the principal repayments required under the TAO Senior Secured Credit Facilities and the TAO Revolving Credit Facility.
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
Arrangements with Multiple Performance Obligations
See Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of the Company’s arrangements with multiple performance obligations, primarily multi-year sponsorship agreements.

Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 58% of the Company’s consolidated total assets as of June 30, 2019 and consisted of the following:

Goodwill	$392,513
Indefinite-lived intangible assets	176,485
Amortizable intangible assets, net of accumulated amortization	220,706
Property and equipment, net	1,380,392
$2,170,096
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
The goodwill balance reported on the Company’s consolidated balance sheet as of June 30, 2019 by reporting unit was as follows:

MSG Sports	$226,955
MSG Entertainment	76,975
TAO Group	88,583
$392,513
_________________
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

The Company elected to perform the qualitative assessment of impairment for all of the Company’s reporting units for the fiscal year 2019 impairment test. These assessments considered factors such as:

•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance of the reporting unit;

•	other relevant company-specific factors such as changes in management, strategy or customers; and

•	relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2019, and there was no impairment of goodwill identified for any of its reporting units. Based on these impairment tests, the Company’s MSG Sports, MSG Entertainment and TAO Group reporting units had sufficient safety margins, defined as the excess of the amount by which the estimated fair value of each reporting unit exceeded the respective carrying value of each reporting unit (including goodwill allocated to each respective reporting unit). For MSG Sports and MSG Entertainment the most recent quantitative assessments were used in making this determination and due to the proximity of the acquisition date for TAO Group to the goodwill impairment test date, the initial purchase price was assumed to be the fair value of the TAO Group reporting unit for purposes of the goodwill impairment test. The Company believes that if the fair value of a reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2019 by reportable segment:

Sports franchises (MSG Sports segment)	$111,064
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$176,485
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

The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2019, and there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
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
The estimated useful lives and net carrying values of the Company’s intangible assets subject to amortization as of June 30, 2019 are as follows:

	Estimated Useful Lives			Net Carrying Value
Trade names	5	to	25 years	$88,602
Venue management contracts	12	to	25 years	69,113
Favorable lease assets	1.5	to	16 years	43,871
Season ticket holder relationships			15 years	2,491
Non-compete agreements	5	to	5.75 years	7,089
Festival rights			15 years	6,463
Other intangibles	3 months	to	15 years	3,077
				$220,706
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
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select a rate at which we believe each plan’s benefits could be effectively settled. Additionally, the Company measures service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). The Company believes the Spot Rate Approach provides a more accurate measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve.
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2019 for the Company’s Pension Plans and Postretirement Plan were 3.58% and 3.18%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2019 by $5,950 and $80, respectively. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 4.25%, 3.90% and 4.19%, respectively, for the year ended June 30, 2019 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 4.25%, 3.67% and 4.06%, respectively, for the year ended June 30, 2019 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $100 and decrease net periodic benefit cost for Postretirement Plan by $6 for the year ended June 30, 2019.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plans was 3.72% for the year ended June 30, 2019.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $300 for the year ended June 30, 2019.
Another important assumption for our Postretirement Plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.
Assumptions for healthcare cost trend rates used to determine the net periodic benefit cost and benefit obligation for our Postretirement Plan as of and for the year ended June 30, 2019 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	7.00%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

A one percentage point change in assumed healthcare cost trend rates would have the following effects on the net periodic postretirement benefit cost and benefit obligation for our postretirement plan as of and for the year ended June 30, 2019:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$19	$335
One percentage point decrease	(17)	(303)
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
See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our pension plans and other postretirement benefit plan.
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
Borrowings under our Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility and Rangers Revolving Credit Facility, collectively, the “MSG Credit Facilities”, would incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our MSG Credit Facilities. We currently have no interest rate risk exposure with our MSG Credit Facilities as we have no debt outstanding under our MSG Credit Facilities.
In addition to the MSG Credit Facilities above, the Company, through the consolidation of TAO Group, also has TAO Term Loan Facility and TAO Revolving Credit Facility, collectively, the “TAO Credit Facilities”. Borrowings under the TAO Credit Facilities incur interest, depending on TAO Group Operating LLC’s election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, an additional spread which is dependent upon the total leverage ratio at the time. Accordingly, TAO Credit Facilities are subject to interest rate risk with respect to the tenor of any borrowings incurred. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of June 30, 2019 and continuing for a full year would increase interest expense of the amount outstanding on the TAO Credit Facilities by $550. If appropriate, the TAO entities may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the TAO Credit Facilities.
We are exposed to market risk resulting from foreign currency fluctuations, primarily to the British pound sterling through our net investment position initiated with our acquisition of land in London in the second quarter of fiscal year 2018 and through cash and invested funds which will be deployed in the construction of our London venue. We may evaluate and decide, to the extent reasonable and practical, to reduce the translation risk of foreign currency fluctuations by entering into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes.
As of June 30, 2019, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $15,155 in net asset value.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.
The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	82
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

4.5	Description of Capital Stock.
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

10.9
Form of The Madison Square Garden Company Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.10
Form of The Madison Square Garden Company Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.11
Form of The Madison Square Garden Company Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.12
Form of The Madison Square Garden Company Restricted Stock Units Agreement (2018) (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on August 17, 2018). †

10.13
Form of The Madison Square Garden Company Performance Restricted Stock Units Agreement (2018) (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on August 17, 2018). †

10.14	Form of The Madison Square Garden Company Restricted Stock Units Agreement (2019). †
10.15	Form of The Madison Square Garden Company Performance Restricted Stock Units Agreement (2019). †
10.16	Form of The Madison Square Garden Company Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018). †
10.17
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

10.19
Second Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.20
Third Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.21
Fourth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated January 24, 2011 (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.22
Guaranty of Lease, between MSG Sports & Entertainment, LLC and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.23
Employment Agreement dated as of October 3, 2018, between The Madison Square Garden Company and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2018). †

10.24
Letter Agreement dated as of December 6, 2018, between The Madison Square Garden Company and Donna Coleman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2018).†

EXHIBIT NO.	DESCRIPTION
10.25
Employment Agreement dated as of December 6, 2018, between The Madison Square Garden Company and Victoria M. Mink (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2018). †

10.26
Employment Agreement, dated October 25, 2018, between The Madison Square Garden Company and Philip D’Ambrosio (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2018 filed on February 1, 2019). †

10.27
Employment Agreement, dated September 6, 2018, between The Madison Square Garden Company and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018). †

10.28
Employment Agreement, dated December 15, 2017, between The Madison Square Garden Company and Andrew Lustgarten (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2017). †

10.29
Option Agreement, dated December 15, 2017, between The Madison Square Garden Company and Andrew Lustgarten (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017). †

10.30
Dry Lease Agreement, dated January 11, 2017, between MSG Sports & Entertainment, LLC and Quart 2C, LLC for the G550 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2017).

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

10.39	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of May 23, 2019.
10.40
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

10.41
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

EXHIBIT NO.	DESCRIPTION
10.42
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

10.44
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

10.47
Time Sharing Agreement, dated December 15, 2017, between MSG Sports & Entertainment, LLC and Andrew Lustgarten (for the G550) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018).

10.48
Time Sharing Agreement, dated December 15, 2017, between MSG Sports & Entertainment, LLC and Andrew Lustgarten (for the GV) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018).

10.49
Aircraft Support Services Agreement, effective July 1, 2018, between MSG Sports & Entertainment, LLC, Sterling Aviation, LLC and Charles F. Dolan (for the GV) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.50
Aircraft Support Services Agreement, effective July 1, 2018, between MSG Sports & Entertainment, LLC and JDSS (for the G450) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.51
Time Sharing Agreement, effective July 1, 2018, between MSG Sports & Entertainment, LLC and Charles F. Dolan (for the G550) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.52
Time Sharing Agreement, effective July 1, 2018, between MSG Sports & Entertainment, LLC and QUART 2C, LLC (for the G550) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.53
Dry Lease Agreement, effective July 1,2018, between MSG Sports & Entertainment, LLC and Sterling Aviation, LLC (for the GV) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.54
Dry Lease Agreement, effective July 1, 2018, between MSG Sports & Entertainment, LLC and QUART 2C, LLC (for the G450) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.55
Ground Lease Agreement, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and MSG Sports & Entertainment, LLC (incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on August 17, 2018). +

10.56
First Amendment to Ground Lease, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LC, and MSG Sports & Entertainment, LLC, dated November 24, 2018.

10.57
Aircraft Support Services Agreement, dated December 17, 2018, between MSG Sports & Entertainment, LLC and the Dolan Family Members (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018).

10.58
Dry Lease Agreement, dated December 17, 2018, between MSG Sports & Entertainment, LLC and Sterling2k LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2018).

10.59
Time Sharing Agreement, dated December 17, 2018, between MSG Sports & Entertainment, LLC and Andrew Lustgarten (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2018).

10.60
Dry Lease Agreement, dated May 6, 2019, between MSG Sports & Entertainment, LLC and Brighid Air, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2019 filed on May 8, 2019).

EXHIBIT NO.	DESCRIPTION
10.61
Flight Crew Services Agreement, dated May 6, 2019, between MSG Sports & Entertainment, LLC and Dolan Family Office, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2019 filed on May 8, 2019).

10.62
Time Sharing Agreement, dated May 6, 2019, between MSG Sports & Entertainment, LLC and Andrew Lustgarten (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2019 filed on May 8, 2019).

10.63
Credit Agreement, dated as of May 23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019).

10.64
Security Agreement, dated as of May 23, 2019, TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain subsidiaries of TAO Group Intermediate Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2019).

10.65	Construction Agreement, dated as of May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. **
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_________________

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**
Certain confidential information, identified by bracketed asterisks “[*****]” has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) would be competitively harmful to the Company if publicly disclosed.

†	This exhibit is a management contract or a compensatory plan or arrangement.
Item 16. Form 10-K Summary
The Company has elected not to provide summary information.

THE MADISON SQUARE GARDEN COMPANY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
Year ended June 30, 2019
Allowance for doubtful accounts	$(777)	$(1,426)		$—	$389		$(1,814)
Deferred tax valuation allowance	(88,246)	8,708		3,837	—		(75,701)
	$(89,023)	$7,282		$3,837	$389		$(77,515)

Year ended June 30, 2018
Allowance for doubtful accounts	$(601)	$(647)		$—	$471		$(777)
Deferred tax valuation allowance	(218,639)	130,393	(a)	—	—		(88,246)
	$(219,240)	$129,746		$—	$471		$(89,023)

Year ended June 30, 2017
Allowance for doubtful accounts	$(1,282)	$(111)		$—	$792		$(601)
Deferred tax valuation allowance	(190,602)	(30,697)		—	2,660	(b)	(218,639)
	$(191,884)	$(30,808)		$—	$3,452		$(219,240)
_________________

(a)	Net decrease in valuation allowance reflects $51,015 of reduction to net deferred tax liabilities in connection with the lower federal income tax rate of 21% and other of $2,453.

(b)	Net decrease in valuation allowance is primarily due to the reclassification of tax impact to the accumulated other comprehensive loss.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August 2019.

The Madison Square Garden Company

By:	/s/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Lustgarten and Victoria M. Mink, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 20, 2019
James L. Dolan
/s/ VICTORIA M. MINK	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 20, 2019
Victoria M. Mink
/s/ JOSEPH F. YOSPE	Senior Vice President, Controller and Principal Accounting Officer	August 20, 2019
Joseph F. Yospe
/s/ FRANK J. BIONDI, JR.	Director	August 20, 2019
Frank J. Biondi, Jr.
/s/ CHARLES F. DOLAN	Director	August 20, 2019
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 20, 2019
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 20, 2019
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 20, 2019
Marianne Dolan Weber
/s/ THOMAS C. DOLAN	Director	August 20, 2019
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	August 20, 2019
Joseph J. Lhota
/s/ RICHARD D. PARSONS	Director	August 20, 2019
Richard D. Parsons
/s/ NELSON PELTZ	Director	August 20, 2019
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 20, 2019
Alan D. Schwartz
/s/ SCOTT M. SPERLING	Director	August 20, 2019
Scott M. Sperling
/s/ BRIAN G. SWEENEY	Director	August 20, 2019
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 20, 2019
Vincent Tese

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Madison Square Garden Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Madison Square Garden Company and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable noncontrolling interests, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 20, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As described in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective July 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the identification of related parties and related party transactions
As discussed in Note 16 to the consolidated financial statements, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group) is the majority beneficial owner of the Company, MSG Networks Inc. (MSGN), and AMC Networks Inc. (AMC). In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities is a related party. The Company has entered into a number of transactions with MSGN, including agreements for media rights, advertising sales representation and services, as well as transactions for aircraft timesharing and certain shared executive support costs for the Company’s Executive Chairman and Vice Chairman. The Company has also entered into transactions with AMC. Further, the Company has entered into a number of arrangements with members of the Dolan Family Group for shared office space and aircraft services and timesharing. Additionally, the Company routinely enters into transactions with certain non-consolidated affiliates which are accounted for under the equity method.

We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions. We performed the following procedures to evaluate the identification of related parties and related party transactions by the Company:

•	Read public filings, external news, and research sources for information related to transactions between the Company and related parties;

•	Listened to the Company’s quarterly investor relations calls;

•	Queried the accounts payable system for transactions with related parties;

•	Inspected director and officer questionnaires from the Company’s directors and officers;

•	Evaluated the Company’s reconciliation of its applicable accounts to the related parties’ records of transactions and balances;

•	Inspected the Company’s minutes from meetings of the Board of Directors and related committees;

•	Read new agreements and contracts between the Company and related parties; and

•	Inquired with executive officers, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions.
Evaluation of the Adoption of Accounting Standards Codification Topic 606
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted ASC Topic 606 on July 1, 2018. As part of the adoption, the Company identified three main changes to the nature and pattern of recognition, related to suite license arrangements, multi-year sponsorship arrangements, and local media rights agreements, which significantly influences the timing of revenue recognition.
We identified the adoption of ASC Topic 606 related to these revenue streams as a critical audit matter because the applicability of series guidance and how the revenue should be recognized over the term of the contract involved subjective auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s ASC Topic 606 implementation process, including controls related to the Company’s establishment of new accounting policies, performing contract reviews, and calculating the transition adjustment. We assessed the evidence underlying the treatment of performance obligations as a series and the recognition of revenue over the term of the contract. Specifically, we read and evaluated the Company’s ASC Topic 606 accounting memorandums that documented the facts and circumstances in customer contracts referred to by the Company as factors to the accounting treatment applied. In addition, we read and analyzed a sample of customer contracts and compared the facts and circumstances to the Company’s accounting memorandums.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
New York, New York
August 20, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Madison Square Garden Company:
Opinion on Internal Control Over Financial Reporting
We have audited The Madison Square Garden Company and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable noncontrolling interests, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated August 20, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

New York, New York
August 20, 2019

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,086,372	$1,225,638
Restricted cash	31,529	30,982
Short-term investments	108,416	—
Accounts receivable, net	96,856	100,725
Net related party receivables	1,483	567
Prepaid expenses	45,150	28,761
Other current assets	43,303	28,996
Total current assets	1,413,109	1,415,669
Investments and loans to nonconsolidated affiliates	84,560	209,951
Property and equipment, net	1,380,392	1,253,671
Amortizable intangible assets, net	220,706	243,806
Indefinite-lived intangible assets	176,485	175,985
Goodwill	392,513	392,513
Other assets	95,786	44,578
Total assets	$3,763,551	$3,736,173

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2019	2018
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$25,009	$28,939
Net related party payables	19,048	13,675
Current portion of long-term debt, net of deferred financing costs	6,042	4,365
Accrued liabilities:
Employee related costs	137,660	123,992
Other accrued liabilities	211,403	180,272
Collections due to promoters	67,212	89,513
Deferred revenue	293,410	324,749
Total current liabilities	759,784	765,505
Related party payables, noncurrent	172	—
Long-term debt, net of deferred financing costs	48,556	101,335
Defined benefit and other postretirement obligations	41,318	49,240
Other employee related costs	62,015	53,501
Deferred tax liabilities, net	79,098	78,968
Other liabilities	66,221	56,905
Total liabilities	1,057,164	1,105,454
Commitments and contingencies (see Note 10)
Redeemable noncontrolling interests	67,627	76,684
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,229 and 19,136 shares outstanding as of June 30, 2019 and 2018, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2019 and 2018	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2019 and 2018	—	—
Additional paid-in capital	2,845,961	2,817,873
Treasury stock, at cost, 1,219 and 1,312 shares as of June 30, 2019 and 2018, respectively	(207,790)	(223,662)
Retained earnings (accumulated deficit)	29,003	(11,059)
Accumulated other comprehensive loss	(46,923)	(46,918)
Total The Madison Square Garden Company stockholders’ equity	2,620,500	2,536,483
Nonredeemable noncontrolling interests	18,260	17,552
Total equity	2,638,760	2,554,035
Total liabilities, redeemable noncontrolling interests and equity	$3,763,551	$3,736,173

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2019	2018	2017
Revenues (a)	$1,631,068	$1,559,095	$1,318,452

Operating expenses:
Direct operating expenses (b)	997,077	944,276	860,423
Selling, general and administrative expenses (c)	528,672	469,276	406,951
Depreciation and amortization	119,193	122,486	107,388
Operating income (loss)	(13,874)	23,057	(56,310)
Other income (expense):
Earnings (loss) in equity method investments	7,062	(7,770)	(29,976)
Interest income (d)	30,205	21,582	11,836
Interest expense	(20,410)	(15,415)	(4,189)
Miscellaneous expense, net	(4,752)	(3,878)	(2,554)
	12,105	(5,481)	(24,883)
Income (loss) from operations before income taxes	(1,769)	17,576	(81,193)
Income tax benefit (expense)	(1,348)	116,872	4,404
Net income (loss)	(3,117)	134,448	(76,789)
Less: Net loss attributable to redeemable noncontrolling interests	(7,299)	(628)	(4,370)
Less: Net income (loss) attributable to nonredeemable noncontrolling interests	(7,245)	(6,518)	304
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$11,427	$141,594	$(72,723)

Basic earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$0.48	$5.99	$(3.05)
Diluted earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$0.48	$5.94	$(3.05)
Weighted-average number of common shares outstanding:
Basic	23,767	23,639	23,853
Diluted	23,900	23,846	23,853
_________________

(a)	Include revenues from related parties of $164,406, $156,368 and $150,534 for the years ended June 30, 2019, 2018 and 2017, respectively.

(b)	Include net charges from related parties of $911, $1,082 and $1,284 for the years ended June 30, 2019, 2018 and 2017, respectively.

(c)	Include net charges to related parties of $8,424, $5,188 and $5,852 for the years ended June 30, 2019, 2018 and 2017, respectively.

(d)	Interest income includes interest income from nonconsolidated affiliates of $3,105, $5,696 and $4,157 for the years ended June 30, 2019, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2019		2018		2017
Net income (loss)		$(3,117)		$134,448		$(76,789)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized gains (losses) arising during the period	$(2,565)		$(3,415)		$4,027
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	1,286		1,319		1,365
Amortization of net prior service credit included in net periodic benefit cost	(7)		(37)		(48)
Settlement loss	52	(1,234)	87	(2,046)	—	5,344
Cumulative translation adjustments		(4,341)		(502)		—
Net changes related to available-for-sale securities		—		(12,095)		9,629
Other comprehensive income (loss), before income taxes		(5,575)		(14,643)		14,973
Income tax expense related to items of other comprehensive income		—		—		(6,477)
Other comprehensive income (loss), net of income taxes		(5,575)		(14,643)		8,496
Comprehensive income (loss)		(8,692)		119,805		(68,293)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(7,299)		(628)		(4,370)
Less: Comprehensive income (loss) attributable to nonredeemable noncontrolling interests		(7,245)		(6,518)		304
Comprehensive income (loss) attributable to The Madison Square Garden Company’s stockholders		$5,852		$126,951		$(64,227)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,117)	$134,448	$(76,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,193	122,486	107,388
Share-based compensation expense	59,474	47,563	41,129
(Earnings) loss in equity method investments, net of income distributions	(6,312)	7,770	30,831
Provision for (benefit from) deferred income taxes	150	(117,311)	(4,404)
Write-off of deferred production costs	—	—	33,629
Purchase accounting adjustments associated with rent-related intangibles and deferred rent	4,240	4,628	718
Unrealized loss on equity investment with readily determinable fair value	3,496	—	—
Purchase accounting adjustments associated with amortization of inventory step-up	—	—	8,705
Loss on extinguishment of debt including deferred financing costs	3,977	—	—
Other non-cash adjustments	104	(39)	693
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	2,734	2,435	(20,363)
Net related party receivables	(916)	2,147	2,826
Prepaid expenses and other assets	(26,080)	16,371	8,749
Accounts payable	(3,930)	5,067	2,047
Net related party payables	5,545	(3,901)	2,301
Accrued and other liabilities	23,716	(28,424)	33,455
Collections due to promoters	(22,301)	17,113	26,523
Deferred revenue	1,280	7,276	26,094
Net cash provided by operating activities	161,253	217,629	223,532
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(188,834)	(191,914)	(44,224)
Purchase of short-term investments	(112,693)	—	—
Payments to acquire available-for-sale securities	—	—	(23,222)
Payments for acquisition of businesses, net of cash acquired	—	(8,288)	(192,095)
Payments for acquisition of assets	—	(6,000)	(1,000)
Investments and loans to nonconsolidated affiliates	(52,707)	(11,255)	(8,235)
Proceeds from sales of nonconsolidated affiliates	125,750	—	—
Loan repayments received from nonconsolidated affiliates	—	36,600	—
Loan repayment received from subordinated debt	4,765	—
Cash received / (paid) for notes receivable	(9,176)	(1,500)	4,475
Net cash used in investing activities	(232,895)	(182,357)	(264,301)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2019	2018	2017
Cash flows from financing activities:
Repurchases of common stock	—	(11,830)	(147,967)
Proceeds from stock option exercises	—	—	7
Taxes paid in lieu of shares issued for equity-based compensation	(19,525)	(34,393)	(7,335)
Noncontrolling interest capital contributions	6,310	4,000	—
Distributions to noncontrolling interest holders	(2,186)	(4,124)	—
Loans from noncontrolling interest holders	606	—	—
Payment of contingent consideration	—	(4,000)	—
Proceeds from loan facility	40,000	—	—
Proceeds from revolving credit facility	15,000	—	—
Repayment on long-term debt	(109,312)	(688)	—
Payments for extinguishment of debt	(1,151)	—	—
Payments for financing costs	(1,488)	(62)	(3,230)
Net cash used in financing activities	(71,746)	(51,097)	(158,525)
Effect of exchange rates on cash, cash equivalents and restricted cash	4,669	331	—
Net decrease in cash, cash equivalents and restricted cash	(138,719)	(15,494)	(199,294)
Cash, cash equivalents and restricted cash at beginning of period	1,256,620	1,272,114	1,471,408
Cash, cash equivalents and restricted cash at end of period	$1,117,901	$1,256,620	$1,272,114
Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$—	$16	$368
Capital expenditures incurred but not yet paid	35,026	9,688	8,834
Tenant improvement paid by landlord	14,528	—	—
Share-based compensation capitalized in property and equipment	3,946	—	—
Accrued earn-out liability and other contingencies	—	4,573	7,900
Acquisition of assets not yet paid	500	3,000	—

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2016	$249	$2,806,352	$(101,882)	$(75,687)	$(42,611)	$2,586,421	$—	$2,586,421	$—
Net income (loss)	—	—	—	(72,723)	—	(72,723)	304	(72,419)	(4,370)
Other comprehensive income	—	—	—	—	8,496	8,496	—	8,496	—
Comprehensive income (loss)	—	—	—	—	—	(64,227)	304	(63,923)	(4,370)
Exercise of stock options	—	(39)	46	—	—	7	—	7	—
Share-based compensation	—	41,264	—	—	—	41,264	—	41,264	—
Tax withholding associated with shares issued for equity-based compensation	—	(6,003)	(1,332)	—	—	(7,335)	—	(7,335)	—
Common stock issued under stock incentive plans	—	(9,058)	9,058	—	—	—	—	—	—
Repurchases of common stock	—	—	(147,967)	—	—	(147,967)	—	(147,967)	—
Noncontrolling interests from acquisitions	—	—	—	—	—	—	11,394	11,394	85,000
Balance as of June 30, 2017	$249	$2,832,516	$(242,077)	$(148,410)	$(34,115)	$2,408,163	$11,698	$2,419,861	$80,630

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2017	$249	$2,832,516	$(242,077)	$(148,410)	$(34,115)	$2,408,163	$11,698	$2,419,861	$80,630
Adoption of ASU No. 2016-09	—	2,403	—	(2,403)	—	—	—	—	—
Adoption of ASU No. 2018-02	—	—	—	(1,840)	1,840	—	—	—	—
Net income (loss)	—	—	—	141,594	—	141,594	(6,518)	135,076	(628)
Other comprehensive loss	—	—	—	—	(14,643)	(14,643)	—	(14,643)	—
Comprehensive income (loss)	—	—	—	—	—	126,951	(6,518)	120,433	(628)
Share-based compensation	—	47,592	—	—	—	47,592	—	47,592	—
Tax withholding associated with shares issued for equity-based compensation	—	(34,393)	—	—	—	(34,393)	—	(34,393)	—
Common stock issued under stock incentive plans	—	(30,245)	30,245	—	—	—	—	—	—
Repurchases of common stock	—	—	(11,830)	—	—	(11,830)	—	(11,830)	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(806)	(806)	(3,318)
Noncontrolling interests from acquisition	—	—	—	—	—	—	8,182	8,182	—
Contribution of joint venture interests	—	—	—	—	—	—	4,996	4,996	—
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684
Adoption of ASU No. 2016-01	—	—	—	(5,570)	5,570	—	—	—	—
Adoption of ASC Topic 606	—	—	—	34,205	—	34,205	—	34,205	—
Net income (loss)	—	—	—	11,427	—	11,427	(7,245)	4,182	(7,299)
Other comprehensive loss	—	—	—	—	(5,575)	(5,575)	—	(5,575)	—
Comprehensive income (loss)	—	—	—	—	—	5,852	(7,245)	(1,393)	(7,299)
Share-based compensation	—	63,420	—	—	—	63,420	—	63,420	—
Tax withholding associated with shares issued for equity-based compensation	—	(19,525)	—	—	—	(19,525)	—	(19,525)	—
Common stock issued under stock incentive plans	—	(15,872)	15,872	—	—	—	—	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(428)	(428)	(1,758)
Contribution of joint venture interests	—	—	—	—	—	—	8,446	8,446	—
Adjustments to noncontrolling interests	—	65	—	—	—	65	(65)	—	—
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627
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
Description of Business
Madison Square Garden is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events including concerts and other live events, such as family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group Holdings LLC (“TAO Group”) and Boston Calling Events LLC (“BCE”). TAO Group is a hospitality group with globally-recognized entertainment dining and nightlife brands: TAO, Marquee, Lavo, Avenue, Beauty & Essex and Vandal. BCE owns and operates New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original production — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). MSG Entertainment also includes the results of the third-party production business of Obscura Digital (“Obscura”), a creative studio, which the Company has begun to wind down.
MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the Hartford Wolf Pack of the American Hockey League, and the Westchester Knicks of the NBA G League. These professional sports franchises are collectively referred to herein as the “sports teams.” In January 2019, the Company sold the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”). For all periods through the sale date, MSG Sports includes the Liberty. The MSG Sports segment also includes other live sporting events, including professional boxing, college basketball, professional bull riding, mixed martial arts, esports and college wrestling, all of which the Company promotes, produces and/or presents. In addition, the MSG Sports segment includes Counter Logic Gaming (“CLG”), a premier North American esports organization, which the Company acquired in July 2017, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as “the esports teams,” and together with the sports teams, “the teams.”
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Potential Spin-off Transaction
On June 27, 2018, the Company announced that its board of directors (“Board”) had authorized the Company’s management to explore a possible spin-off that would create a separately-traded public company comprised of its sports business, including the New York Knicks and New York Rangers professional sports franchises (“Sports Spinco”). The Company refers to the potential spin-off as the “Sports Distribution”. On October 4, 2018, in connection with the Sports Distribution, a subsidiary of the Company submitted an initial Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”) (which has been amended). If the Company proceeds with the Sports Distribution, it would be structured as a tax-free transaction to the Company’s stockholders. Upon completion of the contemplated separation, record holders of the Company’s common stock would receive a pro-rata distribution, expected to be equivalent, in the aggregate, to an approximately two-thirds economic interest in Sports Spinco. The remaining common stock, expected to be equivalent to an approximately one-third economic interest in Sports Spinco, would be retained by the Company. There can be no assurance that the proposed transaction will be completed in the manner described above, or at all. Completion of the transaction would be subject to various conditions, including certain league approvals, a private letter ruling from the Internal Revenue Service, receipt of a tax opinion from counsel and final Board approval. The Company will maintain the current operating structure and will continue to report the financial results of its sports business in continuing operations until the Sports Distribution is completed.
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation. The reclassifications primarily relate to: (i) the presentation in the consolidated statement of cash flows for fiscal years 2018 and 2017 in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash, (ii) the presentation of the non-service cost components of net periodic pension and postretirement benefit cost in the consolidated statement of operations for fiscal years 2018 and 2017 in connection with the adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, (iii) segregation of amounts due to promoters from deferred revenue in connection with the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606) (referred to herein as “ASC Topic 606”), and (iv) an indefinite-lived intangible asset that was previously reported under other assets. See Note 2 for further details related to the adoption of ASU No. 2016-18, ASU No. 2017-07, and ASC Topic 606.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the years ended on June 30, 2019, 2018, and 2017 are referred to as “fiscal year 2019”, “fiscal year 2018”, and “fiscal year 2017”, respectively. The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intracompany transactions and accounts within the Company’s consolidated financial statements have been eliminated.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
In July 2016 and 2017, the Company acquired controlling interests in BCE and CLG, respectively. In accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”), and ASC Topic 810, Consolidation (“ASC Topic 810”), the financial position of BCE and CLG has been consolidated with the Company’s consolidated balance sheets as of June 30, 2019 and 2018. In addition, the results of operations for BCE and CLG have been included in the Company’s consolidated results of operations from the date of acquisition in the MSG Entertainment segment and MSG Sports segment, respectively. The relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net income (loss) attributable to nonredeemable noncontrolling interests” and “Comprehensive income (loss) attributable to nonredeemable noncontrolling interests” on the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
On January 31, 2017, the Company acquired a controlling interest in TAO Group. In accordance with ASC Topic 805 and ASC Topic 810, the financial position of TAO Group has been consolidated with the Company’s consolidated balance sheet as of June 30, 2019 and 2018. TAO Group’s financial statements are not available within the time constraints the Company requires to ensure the financial accuracy of the operating results. Therefore, the Company records TAO Group’s operating results in its consolidated statements of operations on a three-month lag basis. Any specific events having significant financial impact that occur during the lag period are included in the Company’s current period results. TAO Group reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results of operations for the years ended June 30, 2019, 2018 and 2017 include TAO Group’s operating results from April 2, 2018 to March 31, 2019 (a 52-week year), March 27, 2017 to April 1, 2018 (a 53-week year) and February 1, 2017 to March 26, 2017, respectively, as part of the MSG Entertainment segment. In addition, the Company’s consolidated balance sheets as of June 30, 2019 and 2018 reflect the financial position of TAO Group as of March 31, 2019 and April 1, 2018, respectively. With the exception of the balances and activities pertaining to the TAO Group’s credit agreements entered into in May 2019, which are recorded as of June 30, 2019, as well as cash distributions, all other disclosures related to TAO Group's financial position are therefore reported as of March 31, 2019 and April 1, 2018, as applicable. See Note 12 for TAO Group’s credit agreements entered in May 2019.
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
Use of Estimates
The preparation of the accompanying financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition, these estimates are based on management’s best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.
Revenue Recognition
See Recently Adopted Accounting Pronouncements below for disclosure related to the transitional impact of adopting ASC Topic 606 and Note 3 for details of accounting policies related to revenue recognition and other disclosures required under ASC Topic 606.
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
Costs incurred to acquire player contracts, including signing bonuses, are deferred and amortized over the applicable NBA or NHL regular season on a straight-line basis over the fixed contract period of the respective player. The NBA and NHL seasons are typically from mid-October through mid-April and October through mid-April, respectively. Player salaries are also expensed over the applicable NBA, NHL or WNBA regular season typically on a straight-line basis. In certain player contracts the annual contractual salary amounts (including any applicable signing bonuses) may fluctuate such that expensing the salary for the entire contract on a straight-line basis over each regular season more appropriately reflects the economic benefit of the services provided.
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
The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay any deficiency to the players on its roster) and a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap). The NHL CBA provides for a “hard” salary cap (i.e., teams may not exceed a stated maximum that was negotiated for the 2013-14 season and has been adjusted each season thereafter based upon league-wide revenues).
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Production Costs for the MSG Entertainment Segment
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets, which is currently 5 years. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment. During the fourth quarter of fiscal year 2017, the Company wrote off the remaining balance of deferred production costs related to the New York

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Spectacular Starring the Radio City Rockettes (“New York Spectacular”) of $33,629 due to assessments of the show’s creative direction, timing and scale. The Company has $7,427 and $6,288 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated balance sheets as of June 30, 2019 and 2018, respectively.
Advertising Expenses
Advertising costs are typically charged to expense when incurred, however, advertising for productions and other live entertainment events are generally deferred within interim periods and expensed over the run of the show, but by no later than the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $17,584, $16,314 and $18,963 for the years ended June 30, 2019, 2018 and 2017, respectively.
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
The Company accounts for investment tax credits, if any, using the “flow-through” method, under which the tax benefit generated from an investment tax credit is recorded in the period the credit is generated.
Share-based Compensation
The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. Share-based compensation cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date.
Prior to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting in fiscal year 2018, the Company estimated forfeitures based upon historical experience and its expectations regarding future vesting of awards. To the extent actual forfeitures were different from the Company’s estimates, share-based compensation was adjusted accordingly. Beginning in the first quarter of fiscal year 2018, upon the adoption of ASU No. 2016-09, the Company elected on a prospective basis effective July 1, 2017, to account for forfeitures as they occur, rather than estimating expected forfeitures as was required under the prior guidance. In connection with the adoption of ASU No. 2016-09, the Company used the modified retrospective transition method and recorded a cumulative effect of $2,403, which was an increase in beginning accumulated deficits with the offset by an equal increase in additional paid in capital.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company determines its assumptions for option-pricing models in accordance with ASC Topic 718 and SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” based on the following:

•	The expected term of stock options is estimated using the simplified method.

•	The expected risk-free interest rate is based on the U.S. Treasury interest rate which term is consistent with the expected term of the stock options.

•	The expected volatility is based on the historical volatility of the Company’s stock price.
In December 2007, the SEC staff issued SAB No. 110, “Certain Assumptions Used In Valuation Methods — Expected Term”. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in fiscal years 2019 and 2018 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. See Note 14 for more information regarding the Company’s application of the simplified method for stock options the Company granted in fiscal year 2019.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 14) only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations.
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
Short-Term Investments
Short-term investments consist of investments that (i) have original maturities of greater than three months and (ii) the Company expects to convert into cash within one year. The Company currently has a British pound-denominated time deposit that has an original maturity date of six months from inception. The Company classified this investment at the time of purchase as “held-to-maturity” and re-evaluates its classification quarterly based on whether the Company has the intent and ability to hold until maturity. This investment, which is recorded at cost and adjusted for accrued interest, approximates fair value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company’s allowance for doubtful accounts was $1,814 and $777 as of June 30, 2019 and 2018, respectively.
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
In addition to the equity method investments, the Company also has other equity investments without readily determinable fair values. Upon adoption of ASU No. 2016-01 effective July 1, 2018, the Company elected to measure such investments at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Miscellaneous income (expense), net in the accompanying consolidated statement of operations. Prior to adoption of ASU 2016-01, such investments were recorded at cost, less any impairment. See Recently Adopted Accounting Pronouncements below for further detail on the accounting policy related to accounting for equity investments after the adoption of ASU No. 2016-01.
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
Impairment of Investments
The Company reviews its investments at least quarterly to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company considers other factors such as general market conditions, industry conditions, and analysts’ ratings. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income. See Note 7 for further discussion of impairments of investments.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. The Company has two operating and reportable segments, MSG Sports and MSG Entertainment, consistent with the way management makes decisions and allocates resources to the business. For the year ended June 30, 2019, the Company had three reporting units across its two operating segments for goodwill impairment testing purposes: MSG Sports, MSG Entertainment and TAO Group. During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.
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
See Note 11 for more information regarding the fair value of the Company’s contingent consideration liabilities related to the acquisitions.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan

As more fully described in Note 13, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return and discount rates, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
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
Foreign Currency Translations
The consolidated financial statements are presented in U.S. Dollars. Assets and liabilities of non-U.S. subsidiaries and the Company’s foreign-based equity method investments that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. Dollars at exchange rates in effect at the balance sheet date. Operating results of non-U.S. subsidiaries are translated at weighted-average exchange rates during the year which approximate the rates in effect at the transaction dates. For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) as changes in cumulative translation adjustments in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recently Adopted Accounting Pronouncements
Adoption of ASC Topic 606
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
The adoption of ASC Topic 606 had the following impact on revenues, operating expenses and operating income for the year ended June 30, 2019:

	Year ended June 30, 2019
	As reported under ASC Topic 606	Changes due to the adoption of ASC Topic 606 (a)	Amounts without adoption of ASC Topic 606
Revenues	$1,631,068	$22,996	$1,654,064

Operating expenses:
Direct operating expenses	997,077	26,239	1,023,316
Selling, general and administrative expenses	528,672	—	528,672
Depreciation and amortization	119,193	—	119,193
Operating loss	$(13,874)	$(3,243)	$(17,117)
_________________

(a)
The Company’s consolidated and segment operating results for the year ended June 30, 2019 were impacted by the adoption of ASC Topic 606. As a result, the Company’s revenues were lower by $22,996 and direct operating expenses were

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

lower by $26,239 for the year ended June 30, 2019. The impact of the adoption of ASC Topic 606 resulted in a net decrease in MSG Entertainment’s revenues and direct operating expenses of $24,347 and $24,545, respectively, for the year ended June 30, 2019, primarily due to the application of principal versus agent revenue recognition on event-related food, beverage and merchandise activities. MSG Sports’ revenues increased by $1,351 for the year ended June 30, 2019 as a result of the adoption of ASC Topic 606, which is primarily associated with professional sports teams’ sponsorship and signage revenues. In addition, the adoption of ASC Topic 606 resulted in a decrease in MSG Sports’ direct operating expenses of $1,694 for the year ended June 30, 2019, due to the application of principal versus agent revenue recognition on event-related food, beverage and merchandise activities.
In accordance with the new revenue recognition standard disclosure requirements, the following tables summarize the impact of adopting ASC Topic 606 on the Company’s consolidated balance sheet as of July 1, 2018.

	Consolidated Balance Sheet As of July 1, 2018
	Amounts without the adoption of ASC Topic 606	Changes due to the adoption of ASC Topic 606	Adjusted under ASC Topic 606
ASSETS
Current Assets:
Other current assets	$28,996	$4,366	$33,362
Total current assets	1,415,669	4,366	1,420,035
Total assets	$3,736,173	$4,366	$3,740,539

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Employee related costs	$123,992	$79	$124,071
Other accrued liabilities	180,272	562	180,834
Deferred revenue (a)	324,749	(30,480)	294,269
Total current liabilities	765,505	(29,839)	735,666
Total liabilities	1,105,454	(29,839)	1,075,615
The Madison Square Garden Company Stockholders’ Equity:
Retained Earnings (Accumulated deficit)	(11,059)	34,205	23,146
Total The Madison Square Garden Company stockholders’ equity	2,536,483	34,205	2,570,688
Total equity	2,554,035	34,205	2,588,240
Total liabilities, redeemable noncontrolling interests and equity	$3,736,173	$4,366	$3,740,539
_________________

(a)
Amounts due to third-party promoters of $89,513, which were previously reported as Deferred revenue in the accompanying consolidated balance sheet as of June 30, 2018, are now reported as Collections due to promoters in the accompanying consolidated balance sheet.

The Company enters into nonmonetary transactions that involve the exchange of goods or services, such as advertising and promotional benefits as well as tickets, for other goods or services. In accordance with the new revenue recognition standard, such transactions are measured and recorded at the fair value of the goods or services received unless the goods or services surrendered have a more readily determinable fair value. In addition, the Company enters into other monetary transactions in which nonmonetary consideration is also included and the entire transaction is recorded at fair value.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Adoption of other Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of the guidance issued in ASU No. 2016-01. Among other things, the amendment clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value. Once the election is made, the measurement approach is irrevocable and the entity is required to apply the selected approach to that security and all identical or similar investments of the same issuer. This change in accounting is expected to create greater volatility in the Company’s miscellaneous income (expense) in the future. The primary impact of the adoption of ASU No. 2016-01 and ASU No. 2018-03 relate to the Company’s available-for-sale equity investment and resulted in unrecognized gains and losses from such investment being reflected in the Company’s consolidated statements of operations beginning in fiscal year 2019. The Company adopted ASU No. 2016-01 and ASU No. 2018-03 in the first quarter of fiscal year 2019 and recorded a cumulative-effect adjustment to the balance sheet by reclassifying the balance of the Accumulated other comprehensive loss to Accumulated deficit of $5,570 including income tax expense effect of $3,104. See Notes 7 and 11 for more information on the Company’s equity investment with readily determinable fair value in Townsquare Media, Inc. (“Townsquare”).
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The primary purpose of ASU No. 2016-18 is to reduce diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This standard requires that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2019 retrospectively and it resulted in a decrease to net cash flows provided by operating activities of $3,018 and an increase to net cash flows provided by operating activities of $6,909 for the years ended June 30, 2018 and 2017, respectively. See Note 6 for a reconciliation of the cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the amounts as reported on the consolidated statements of cash flows.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU No. 2017-07 requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose by line item the amount of net benefit cost that is included in the statement of operations or capitalized in assets. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period and to report other components of net benefit cost separately and outside the subtotal of operating income (loss). The standard also allows only the service cost component to be eligible for capitalization. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost in the statements of operations and on a prospective basis for the capitalization of the service cost component of net benefit cost in assets. The Company adopted this standard in the first quarter of fiscal year 2019 retrospectively and elected the practical expedient allowed by ASU No. 2017-07 to utilize amounts disclosed in the Company’s pension plans and other postretirement benefit plan (see Note 13) for the prior comparative period as the estimation basis for applying the retrospective presentation requirements. As a result, the Company recorded a prior period adjustment in the accompanying consolidated statements of operations for the year ended June 30, 2018 to decrease Direct operating expenses and Selling, general and administrative expenses by $1,152 and $3,029, respectively, which was related to the non-service cost components of net periodic pension and postretirement benefit cost, with a corresponding adjustment of $4,181 in Miscellaneous income (expense), net. For the year ended June 30, 2017, the Company recorded a similar prior period adjustment in the accompanying consolidated statements of operations to decrease Direct operating expenses and Selling, general and administrative expenses by $958 and $3,088, respectively, which was related to the non-service cost components of net periodic pension and postretirement benefit cost, with a corresponding adjustment of $4,046 in Miscellaneous income (expense), net. For the year ended June 30, 2019, the non-service cost components of net periodic pension and postretirement benefit cost included under Miscellaneous income (expense), net in the accompanying consolidated statements of operations was $2,730.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. ASU No. 2016-02, among other things, (i) requires lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) requires extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) — Land Easement Practical Expedient for Transition to Topic 842, which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842) Targeted improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The effective date and transition requirements for ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 are the same as ASU No. 2016-02. This standard, as amended, will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied using the modified retrospective approach for all leases existing as of the effective date. The Company plans to adopt this standard using the optional transition method allowed by ASU No. 2018-11, whereby the Company will initially apply the new leases standard at July 1, 2019, and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While the Company’s evaluation of the impact this standard will have on its consolidated financial statements is currently being finalized, the adoption of the standard will result in the recognition of significant right of use assets and lease liabilities related to the Company’s operating leases. The adoption of this standard will not impact operating income.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU No. 2018-17 amends the variable interest entities (“VIE”) guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 — Financial Instruments. This ASU provides narrow-scope amendments to help apply these recent standards. The transition requirements and effective date of this ASU will be effective for the Company in the first quarter of fiscal year 2021 with early adoption permitted for certain amendments. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the year ended June 30, 2019, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
MSG Sports
The Company’s professional sports teams derive event-related revenues principally from ticket sales which are recognized as the related games occur. MSG Sports’ revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s suite license performance obligations is measured as access to the suite is provided to the licensee for each event throughout the contractual term of the license.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the year ended June 30, 2019:

	Year ended June 30, 2019
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related (a)	$712,556	$350,344	$(852)	$1,062,048
Sponsorship, signage and suite licenses	81,570	175,316	(681)	256,205
League distributions	—	119,640	—	119,640
Local media rights fees from MSG Networks	—	146,232	—	146,232
Other (b)	25,804	21,214	(75)	46,943
Total revenues from contracts with customers	$819,930	$812,746	$(1,608)	$1,631,068
_________________

(a)
Consists of (i) ticket sales and other ticket-related revenues, (ii) TAO Group’s entertainment dining and nightlife offerings, (iii) venue license fees from third-party promoters, and (iv) food, beverage and merchandise sales.

(b)	Primarily consists of (i) advertising commission revenue from MSG Networks, (ii) TAO Group’s managed venue revenues, and (iii) revenues from Obscura’s third-party production business.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2019 and July 1, 2018.

	June 30,	July 1,
	2019	2018
Receivables from contracts with customers, net (a)	$96,982	$100,930
Contract assets, current (b)	7,314	4,366
Deferred revenue, including non-current portion (c)	305,821	304,501
_________________

(a)
Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2019 and July 1, 2018, the Company’s receivables from contracts with customers above included $126 and $205, respectively, related to various related parties. See Note 16 for further details on these related party arrangements.

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

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from a customer in advance of the Company’s transfer of goods or services to that customer. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. Revenue recognized for the year ended June 30, 2019 relating to the deferred revenue balance as of July 1, 2018 was $255,966.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal year ending June 30, 2020	$215,291
Fiscal year ending June 30, 2021	178,792
Fiscal year ending June 30, 2022	135,532
Fiscal year ending June 30, 2023	79,219
Fiscal year ending June 30, 2024	54,078
Thereafter	127,299
$790,211

Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”).

	Years Ended June 30,
	2019	2018	2017
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,767	23,639	23,853
Dilutive effect of shares issuable under share-based compensation plans	133	207	—
Weighted-average shares for diluted EPS	23,900	23,846	23,853
Weighted-average anti-dilutive shares	368	28	—

Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company’s sports teams for (i) waivers/contract termination costs, (ii) player trades and (iii) season-ending injuries (“Team Personnel Transactions”). Team Personnel Transactions amounted to $53,134, $27,514 and $42,337 for the years ended June 30, 2019, 2018 and 2017, respectively. Team personnel transactions for the year ended June 30, 2018 are reported net of insurance recoveries of $468. See Note 22 for details of a subsequent event related to Team Personnel Transactions in July 2019.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Cash, Cash Equivalent and Restricted Cash

The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,086,372	$1,225,638	$1,238,114	$1,444,317
Restricted cash (a)	31,529	30,982	34,000	27,091
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$1,117,901	$1,256,620	$1,272,114	$1,471,408
_________________

(a)	See Note 2 for more information regarding the nature of restricted cash.
Note 7. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under the equity method of accounting, equity investments without readily determinable fair values, and cost method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures, ASC Topic 321, Investments - Equity Securities, and ASC Topic 325, Investments - Other, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan	Total
June 30, 2019
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$44,321	$—	$44,321
Tribeca Enterprises LLC (“Tribeca Enterprises”)	50%	—	18,000	18,000
Others		8,372	—	8,372
Equity investments without readily determinable fair values (a)		13,867	—	13,867
Total investments and loans to nonconsolidated affiliates		$66,560	$18,000	$84,560

June 30, 2018
Equity method investments:
Azoff MSG Entertainment LLC (“AMSGE”)	50%	$101,369	$63,500	$164,869
Tribeca Enterprises LLC (“Tribeca Enterprises”)	50%	8,007	19,525	27,532
Others		6,977	—	6,977
Cost method investments (a)		10,573	—	10,573
Total investments and loans to nonconsolidated affiliates		$126,926	$83,025	$209,951
_________________

(a)
In accordance with the ASU No. 2016-01 and ASU No. 2018-03, which were adopted on July 1, 2018, the cost method accounting for equity investments was eliminated. Such investments are required to be presented at fair value. The Company has elected to account for its equity securities without readily determinable fair values at cost, adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for the identical or a similar investment of the same issuer (“Measurement Alternative”). The Company applies the Measurement Alternative, which is classified within Level III of the fair value hierarchy, to its equity investments without readily determinable fair values as of

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

June 30, 2019 and recorded a $3,738 increase in carrying value from observable price fluctuations and an impairment charge of $398. The Company did not identify any adjustments on July 1, 2018.
Equity Method Investments
The Company determined that these investments are not VIEs and therefore each was analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the accounting for partnership (or similar entities) interests, it does not control these entities. Accordingly, the Company accounts for these investments under the equity method of accounting in accordance with ASC Topic 323. In addition, for an investment in a limited liability company in which the Company has an ownership interest that exceeds 3-5%, the Company also accounts for such investment under the equity method of accounting.
In September 2013, the Company acquired a 50% interest in AMSGE for $125,000. AMSGE owns and operates businesses in the entertainment industry and focused on music management, performance rights, strategic marketing and venue management consulting services. The Company sold its interest in AMSGE (renamed The Azoff Company) to The Azoff Company Holdings (“Azoff Music”) on December 5, 2018 for $125,000. The Company recorded a gain on the sale of its interest in AMSGE of $3,219 (net of transaction costs of $2,290), which is reported in Earnings (loss) in equity method investments in the accompanying consolidated statement of operations for the year ended June 30, 2019. The $63,500 outstanding under the revolving credit facility previously extended by the Company to AMSGE was also converted to a subordinated term loan with a maturity date of September 20, 2021. This subordinated term loan was assumed by The Azoff Company Equity LLC, a newly-formed holding company that owns, directly or indirectly, the investments previously owned by AMSGE. The subordinated term loan to The Azoff Company Equity LLC bears interest at a floating rate, which at the option of The Azoff Company Equity LLC, is either (i) a base rate plus a margin of 1.25% per annum or (ii) six-month LIBOR plus a margin of 2.25% per annum. See Note 11 for more information on this subordinated term loan receivable. Azoff Music directly or through its affiliates will continue to provide consulting services to the Company, including with respect to the Forum and other venues (including MSG Spheres). In addition, in connection with the arrangement, until October 8, 2020, the Company has the right to participate in the proceeds of a sale of certain of Azoff Music’s businesses above a specified amount, and Azoff Music has the right to participate in the proceeds of a sale of the Forum above a specified amount.
In August 2013, the Company acquired an interest in Brooklyn Bowl Las Vegas, LLC (“BBLV”). In March 2014, BBLV opened a new bowling, dining and live music venue in Las Vegas. The equity investment in BBLV of $23,600 was fully written-off in fiscal year 2015. In May 2019, the Company sold its interest in BBLV for $750 and recorded a gain on the sale of its interest for the same amount, which is reported in Earnings (loss) in equity method investments in the accompanying consolidated statements of operations for the year ended June 30, 2019.
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises for $22,500. Tribeca Enterprises owns and operates the Tribeca Film Festival and certain other businesses. As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Tribeca Enterprises. As such, the Company allocated the difference to indefinite-lived and amortizable intangible assets of $5,750 and $5,350, respectively. The difference attributable to amortizable intangible assets is being amortized straight-line over 10 years, the expected useful life of the intangible asset. In connection with the Company’s investment in Tribeca Enterprises, the Company has provided a $17,500 revolving credit facility to Tribeca Enterprises as of June 30, 2019. The Tribeca Enterprises revolving credit facility was fully drawn as of June 30, 2019 and 2018 and the loan outstanding included payments-in-kind (“PIK”) interest of $3,516 and $2,025 as of June 30, 2019 and 2018, respectively. PIK interest owed does not reduce the availability under the revolving credit facility. During the three months ended June 30, 2019, the Company accepted an offer to sell its 50% ownership interest in Tribeca Enterprises, including the outstanding loan and PIK interest, for total consideration of $18,000. The company signed a letter of intent and, as a result, recorded an impairment charge of $8,133, which is reported as Earnings (loss) in equity method investments in the accompanying consolidated statement of operations for the year ended June 30, 2019. The impairment charge consisted of $3,016 in the carrying value of PIK interest and $5,117 in the carrying value of the equity method investment. On August 5, 2019, the Company contributed to Tribeca Enterprises the $18,000 of indebtedness under the Company’s revolving credit facility to the Company’s equity capital in Tribeca Enterprises immediately prior to the sale of the Company’s equity capital in Tribeca Enterprises for $18,000.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In July 2014, MSG Networks sold Fuse to Fuse Media, Inc., and as part of the transaction MSG Networks received a 15% equity interest in Fuse Media LLC (“Fuse Media”) which was transferred to the Company in connection with the 2015 Distribution. In the third quarter of fiscal year 2017, certain Fuse Media warrant holders notified Fuse Media of their intent to exercise certain put options (which Fuse Media disputed). The purported exercise of the put options triggered an assessment of Fuse Media’s fair value. This assessment, which was performed during the third quarter of fiscal year 2017, resulted in unfavorable fair value measurements of Fuse Media. As a result, the Company evaluated whether or not an other-than-temporary impairment of its investment had occurred as of the third quarter of fiscal year 2017. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $20,613 to write off the carrying value of its equity investment in Fuse Media, which is reflected in loss in equity method investments in the accompanying consolidated statements of operations for the year ended June 30, 2017. Fuse Media filed for Chapter 11 bankruptcy protection in April 2019. Fuse Media emerged from bankruptcy on July 1, 2019 and the Company no longer has any ownership interest in Fuse Media.
In July 2018, the Company acquired a 30% interest in SACO, a global provider of high-performance LED video lighting and media solutions, for a total consideration of approximately $47,244. The Company is utilizing SACO as a preferred display technology provider for MSG Spheres and is benefiting from agreed upon commercial terms. The total consideration consisted of a $42,444 payment at closing and a $4,800 deferred payment, which was made in October 2018. As of the acquisition date, the carrying amount of the investment was greater than the Company’s equity interest in the underlying net assets of SACO. As such, the Company allocated the difference to amortizable intangible assets of $25,350 and is amortizing these intangible assets on a straight-line basis over the expected useful lives ranging from 6 years to 12 years.
Equity Investment with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds an investment of 3,208 shares of the common stock of Townsquare. Townsquare is a leading media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” In accordance with ASC Topic 321, Investments - Equity Securities, this investment is measured at readily determinable fair value and is reported under Other assets in the accompanying consolidated balance sheets as of June 30, 2019 and 2018. See Note 11 for more information on the fair value of the investment in Townsquare.
In addition, the Company also has other investments in various sports and entertainment companies and related technologies, accounted for either under the equity method or at fair value.

The following is summarized financial information for all of the Company’s equity method investments as required by the guidance in SEC Regulation S-X Rule 4-08(g). The amounts shown below represent 100% of these equity method investments’ financial position and results of operations.

Balance Sheet	June 30, 2019 (a)	June 30, 2018
Current assets	$83,635	$149,054
Noncurrent assets	341,457	414,247
	$425,092	$563,301

Current liabilities	$335,533	$116,695
Noncurrent liabilities	33,588	384,580
Noncontrolling interests	27,347	54,684
Shareholders’ equity	28,624	7,342
	$425,092	$563,301

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended June 30,
Results of Operations	2019 (a)	2018	2017
Revenues	$305,145	$308,070	$328,533
Income (loss) from continuing operations	8,461	(19,016)	(16,923)
Net income (loss)	8,816	(19,016)	(16,923)
Net income (loss) attributable to controlling interest	5,281	(21,845)	(17,399)
_________________

(a)
Balance sheet information did not include equity method investees that were sold during the fiscal year 2019. For equity method investments that were sold in fiscal year 2019, the results of operations information included the activities for those equity method investees until the date of sale.

Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
MSG Entertainment	$165,558	$165,558
MSG Sports	226,955	226,955
	$392,513	$392,513

During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.
The Company’s indefinite-lived intangible assets as of June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
Sports franchises (MSG Sports segment)	$111,064	$110,564
Trademarks (MSG Entertainment segment)	62,421	62,421
Photographic related rights (MSG Sports segment)	3,000	3,000
	$176,485	$175,985

During the first quarter of fiscal year 2019, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company’s intangible assets subject to amortization are as follows:

June 30, 2019	Estimated Useful Lives			Gross	Accumulated Amortization	Net
Trade names	5 years	to	25 years	$100,830	$(12,228)	$88,602
Venue management contracts	12 years	to	25 years	79,000	(9,887)	69,113
Favorable lease assets	1.5 years	to	16 years	54,253	(10,382)	43,871
Season ticket holder relationships			15 years	50,032	(47,541)	2,491
Non-compete agreements	5 years	to	5.75 years	11,400	(4,311)	7,089
Festival rights			15 years	8,080	(1,617)	6,463
Other intangibles	3 months	to	15 years	10,064	(6,987)	3,077
				$313,659	$(92,953)	$220,706

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

June 30, 2018	Gross	Accumulated Amortization	Net
Trade names	101,830	(6,658)	$95,172
Venue management contracts	79,000	(5,324)	73,676
Favorable lease assets	54,253	(5,686)	48,567
Season ticket holder relationships	50,032	(44,206)	5,826
Non-compete agreements	11,400	(2,266)	9,134
Festival rights	8,080	(1,078)	7,002
Other intangibles	10,064	(5,635)	4,429
	$314,659	$(70,853)	$243,806

Amortization expense for intangible assets, excluding the amortization of favorable lease assets of $4,696, $4,874 and $812 for the years ended June 30, 2019, 2018 and 2017, respectively, which is reported in rent expense, was $18,404, $20,194, and $7,805 for the years ended June 30, 2019, 2018 and 2017, respectively.
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2020 through 2024 to be as follows:

Fiscal year ending June 30, 2020	$20,570
Fiscal year ending June 30, 2021	$18,038
Fiscal year ending June 30, 2022	$17,888
Fiscal year ending June 30, 2023	$15,923
Fiscal year ending June 30, 2024	$14,685

Note 9. Property and Equipment
As of June 30, 2019 and 2018, property and equipment consisted of the following assets:

	June 30, 2019	June 30, 2018	Estimated Useful Lives
Land	$172,558	$175,731
Buildings	1,126,621	1,118,526	Up to	45 years
Equipment	335,932	316,705	1 year	to	20 years
Aircraft	38,090	38,090	20 years
Furniture and fixtures	53,571	52,293	1 year	to	10 years
Leasehold improvements	180,757	180,952	Shorter of term of lease or life of improvement
Construction in progress	238,928	84,731
	2,146,457	1,967,028
Less accumulated depreciation and amortization	(766,065)	(713,357)
	$1,380,392	$1,253,671

The increase in Construction in progress is primarily associated with the development and construction of MSG Spheres in Las Vegas and London.
Depreciation and amortization expense on property and equipment was $100,789, $102,292 and $99,583 for the years ended June 30, 2019, 2018 and 2017, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10. Commitments and Contingencies
Contractual Obligations and Off Balance Sheet Arrangements
The Company has various long-term noncancelable operating lease agreements, primarily for entertainment venues and office space expiring at various dates through 2038. Certain leases include renewal provisions at the Company’s option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense including amortization of favorable lease assets and an unfavorable lease liability under these lease agreements totaled $57,627, $53,591 and $39,044 for the years ended June 30, 2019, 2018 and 2017, respectively.
In addition, the Company has certain future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit.
As of June 30, 2019, future minimum rental payments under leases having noncancelable initial lease terms, other cash payments required under contracts entered into by the Company in the normal course of business in excess of one year and outstanding letters of credit are as follows:

	Off-Balance Sheet Commitments				Contractual Obligations reflected on the Balance Sheet(e)
	Operating Leases(a)	Contractual Obligations(b)	Letters of Credits(c)	Total(d)		Total(f)
Fiscal year ending June 30, 2020	$55,078	$115,483	$12,512	$183,073	$79,064	$262,137
Fiscal year ending June 30, 2021	54,600	71,288	—	125,888	9,379	135,267
Fiscal year ending June 30, 2022	54,465	39,688	—	94,153	8,800	102,953
Fiscal year ending June 30, 2023	50,594	14,648	—	65,242	4,808	70,050
Fiscal year ending June 30, 2024	39,053	9,646	—	48,699	3,234	51,933
Thereafter	123,358	6,160	—	129,518	11,875	141,393
	$377,148	$256,913	$12,512	$646,573	$117,160	$763,733
_________________

(a)
Includes contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year for the Company’s venues, including the TAO Group venues, CLG facility, and various corporate offices.

(b)
Consist principally of the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.

(c)	Consist of letters of credit obtained by the Company as collateral for development of MSG Sphere in Las Vegas and lease agreements.

(d)
Off balance sheet arrangements disclosed in the table above do not include MSG Sphere related commitments that are not reflected on the balance sheet of $1,049,781. Such arrangements are associated with the development and construction of MSG Sphere in Las Vegas. The timing of the future cash payments disclosed is uncertain and may change as the development and construction of MSG Sphere in Las Vegas progresses.

(e)
Consist primarily of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment. In addition, the amount includes MSG Sphere related commitments of approximately $19,700, all due within fiscal year 2020.

(f)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 13 for information on the future funding requirements under our pension obligations.

In addition, see Note 7 for information on the revolving credit facilities provided by the Company to Tribeca Enterprises.
In connection with the TAO Group and CLG acquisitions, the Company has accrued contingent consideration as part of the purchase price. See Note 11 for further details of the amount recorded in the accompanying consolidated balance sheet as of

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

June 30, 2019. In addition, see Note 12 for the principal repayments required under the long-term debt outstanding as of June 30, 2019.
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
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, marketable securities and available-for-sale securities:

	Fair Value Hierarchy	June 30,
		2019	2018
Assets:
Commercial paper	I	$169,707	$147,098
Money market accounts	I	101,517	151,887
Time deposits	I	789,833	891,923
Equity investment with readily determinable fair value	I	17,260	20,756
Total assets measured at fair value		$1,078,317	$1,211,664

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
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30, 2019		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$13,348	$13,348	$4,116	$4,116
Short-term investments (a)	108,416	108,416	—	—
Equity investment with readily determinable fair value (b)	17,260	17,260	20,756	20,756
Subordinated term loan receivable (c)	58,735	57,711	—	—
Liabilities
Long-term debt, including current portion (d)	55,000	54,883	109,313	111,588
_________________

(a)
The Company’s short-term investment is an U.K. pounds sterling denominated time deposit with a banking institution in London that has an original six-month maturity date from inception. See Note 2 for more information on this short-term investment.

(b)
Aggregate cost basis for the Company’s equity investment with readily determinable fair value in Townsquare, including transaction costs, was $23,222 as of June 30, 2019. The fair value of this investment is determined based on quoted market prices in an active market on the NYSE, which is classified within Level I of the fair value hierarchy. For the year ended June 30, 2019, the Company recorded an unrealized loss of $3,496 as a result of changes in the market value related to this investment. The unrealized loss is reported in Miscellaneous expense, net in the accompanying consolidated statement of operations.

(c)
In connection with the sale of the Company’s joint venture interest in AMSGE in December 2018, the $63,500 outstanding balance under the revolving credit facility extended by the Company to AMSGE was converted to a subordinated term loan with a maturity date of September 20, 2021. The subordinated loan was assumed by an affiliate of AMSGE. During the year ended June 30, 2019, the Company received a $4,765 principal repayment. The Company’s subordinated term loan receivable is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable.

(d)
On May 23, 2019, TAO Group Intermediate Holdings LLC (“TAOIH”) and TAO Group Operating LLC (“TAOG”) entered into a $40,000 five-year term loan facility and a $25,000 five-year revolving facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 12 for more information and outstanding balances on this long-term debt.

Contingent Consideration Liabilities
In connection with the TAO Group acquisition on January 31, 2017, the Company may be required to pay an earn-out of up to approximately $25,500, if certain performance conditions based upon earnings growth are met during the first five years following the transaction. The Company recorded $7,900 as the initial fair value of contingent consideration liabilities as a part of the purchase price. The fair value was estimated using a Monte-Carlo simulation model which included significant unobservable Level III inputs such as projected financial performance over the earn-out period (five years) along with estimates for market volatility and the discount rate applicable to potential cash payouts.
In connection with the CLG acquisition on July 28, 2017, the Company may be required to make future payments for deferred and contingent consideration up to a total of $9,150 based upon the achievement of certain specified objectives during the three years following the transaction as defined under the membership interest purchase agreement. The Company recorded $6,586 as the initial fair value of deferred and contingent consideration liabilities as part of the preliminary purchase price allocation. The fair values of these deferred and contingent consideration liabilities were estimated using weighted probabilities of achievement for the possible objective and earn-out events and adjusted for a discount rate applicable to the deferred and potential cash payouts.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a reconciliation of the deferred and contingent consideration liabilities in connection with the acquisitions discussed above:

Balance as of June 30, 2018	$8,195
Change in fair value of contingent consideration (a)	(4,846)
Balance as of June 30, 2019	$3,349
_________________

(a)
The change in fair value of contingent consideration was recorded within Selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 2019.

Note 12. Credit Facilities
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2019, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. There was no borrowing under the Knicks Revolving Credit Facility as of June 30, 2019.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 27, 2019. There was no borrowing under the Knicks Unsecured Credit Facility as of June 30, 2019. This facility does not have financial covenants.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2019, Rangers LLC was in compliance with this financial covenant. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.
Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There was no borrowing under the Rangers Revolving Credit Facility as of June 30, 2019.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

TAO Credit Facilities
On May 23, 2019, TAO Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and TAO Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “TAO Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the TAO Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement (the “TAO Subordinated Credit Agreement”) between the Company and TAO Group Sun-Holdings LLC, a subsidiary of TAO Group Holdings LLC, replace the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 TAO Credit Agreement“), which was terminated on May 23, 2019 in its entirety in accordance with its terms in connection with the repayment of all obligations thereunder from the proceeds of the TAO Senior Credit Agreement and the TAO Subordinated Credit Agreement as well as cash on hand. The balances and interest-related activities pertaining the TAO Subordinated Credit Agreement have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation.
In connection with the early termination of the 2017 TAO Credit Agreement, the Company recorded $3,977 of loss on extinguishment of debt in the fourth quarter of fiscal year 2019, which is reported as Miscellaneous income (expense) in the accompanying consolidated statements of operations for the year ended June 30, 2019. The loss on extinguishment of debt consisted of a write off of deferred financing costs and prepayment penalties paid in connection with the 2017 TAO Credit Agreement.
The TAO Senior Credit Agreement provides TAOG with senior secured credit facilities (the “TAO Senior Secured Credit Facilities”) consisting of: (i) an initial $40,000 term loan facility with a term of five years (the “TAO Term Loan Facility”) and (ii) a $25,000 revolving credit facility with a term of five years (the “TAO Revolving Credit Facility”). Up to $5,000 of the TAO Revolving Credit Facility is available for the issuance of letters of credit. All borrowings under the TAO Revolving Credit Facility, including, without limitation, amounts drawn under the revolving line of credit are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. The TAO Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries as discussed below).
All obligations under the TAO Senior Credit Agreement are guaranteed by TAOIH and TAOIH’s existing and future direct and indirect domestic subsidiaries (other than (i) TAOG, (ii) domestic subsidiaries substantially all of whose assets consist of controlled foreign corporations and (iii) subsidiaries designated as immaterial subsidiaries or unrestricted subsidiaries) (the “TAO Subsidiary Guarantors ”, and together with TAOIH, the “TAO Guarantors”). All obligations under the TAO Senior Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of TAOG and each Guarantor (collectively, “TAO Collateral”), including, but not limited to, a pledge of the equity interests in TAOG held directly by TAOIH and the equity interests in each TAO Subsidiary Guarantor held directly or indirectly by TAOIH.
Borrowings under the TAO Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”), provided that for the period following the closing date until the delivery of the compliance certificate for the fiscal quarter of TAOIH ending on or about June 30, 2019, the additional rate used in calculating the floating rate is (i) 1.50% per annum for borrowings bearing the Base Rate, and (ii) 2.50% per annum for borrowings bearing the Eurocurrency Rate. The TAO Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the TAO Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the TAO Senior Credit Agreement. The interest rate on the TAO Senior Credit Agreement as of June 30, 2019 was 4.89%
During the years ended June 30, 2019, 2018 and 2017, the Company made interest payments of $13,084, $11,278 and $775, respectively, under the TAO Senior Credit Agreement and 2017 TAO Credit Agreement.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The TAO Senior Credit Agreement contains certain restrictions on the ability of TAOIH, the TAOG and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the TAO Senior Credit Agreement, including, without limitation, the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) engaging in certain transactions with affiliates; (vi) amending specified agreements; (vii) merging or consolidating; (viii) making certain dispositions; and (ix) entering into agreements that restrict the granting of liens. Intermediate Holdings is subject to a customary passive holding company covenant. The Senior Credit Agreement requires Intermediate Holdings to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. TAOIH was in compliance with the financial covenants of the TAO Senior Credit Agreement as of June 30, 2019. In addition to the financial covenants described above, the TAO Senior Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The outstanding amount drawn on the TAO Revolving Credit Facility was $15,000 as of June 30, 2019, which is reported under Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet.
Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Senior Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). The initial TAO Term Loan Facility will amortize quarterly in accordance with its terms from June 30, 2019 through March 31, 2024 with a final maturity date on May 23, 2024. TAOG is required to make mandatory prepayments of the TAO Term Loan Facility from the net cash proceeds of certain sales of assets (including TAO Collateral) or casualty insurance and/or condemnation recoveries (in each case, subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
Long-term debt maturities over the next five years for the outstanding balance of $40,000 under the TAO Term Loan Facility(a) and the outstanding balance of $15,000 under the TAO Revolving Credit Facility (a) as of June 30, 2019 are:

Fiscal year ending June 30, 2020	$6,250
Fiscal year ending June 30, 2021 (a)	5,000
Fiscal year ending June 30, 2022	6,250
Fiscal year ending June 30, 2023	10,000
Fiscal year ending June 30, 2024	27,500
Thereafter	—
_________________

(a)
With respect to the balances and activities associated with the TAO Term Loan Facility and TAO Revolving Credit Facility above, the Company has elected to report the maturities on a current basis consistent with the Company's consolidation policy. See Business Combinations and Noncontrolling Interests section under Note 2. Summary of Significant Accounting Policies for further discussion on consolidation of TAO Group. In addition, the long-term debt maturities reported above did not include $637 of a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred Financing Costs
The following table summarizes the presentation of the TAO Senior Credit Agreement and the related deferred financing costs as of June 30, 2019 and the 2017 TAO Credit Agreement and the related deferred financing cost as of June 30, 2018 in the accompanying consolidated balance sheets.

	June 30, 2019
	TAO Senior Secured Credit Facilities	Deferred Financing Costs (b)	Total
Current portion of long-term debt, net of deferred financing costs	$6,250	$(208)	$6,042
Long-term debt, net of deferred financing costs (a)	33,750	(831)	32,919
Total	$40,000	$(1,039)	$38,961

	June 30, 2018
	2017 TAO Credit Agreement	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,304	$(939)	$4,365
Long-term debt, net of deferred financing costs	104,009	(2,674)	101,335
Total	$109,313	$(3,613)	$105,700

_________________

(a)
In addition to the outstanding balance associated with the TAO Senior Credit Agreement disclosed above, the Company’ s Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet as of June 30, 2019 also include $637 of a note with respect to a loan received by BCE from its noncontrolling interest holder and $15,000 outstanding balance under the TAO Revolving Credit Facility.

(b)
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

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported on the accompanying consolidated balance sheet:

	June 30, 2019	June 30, 2018
Other current assets	$760	$778
Other assets	1,273	1,906

Note 13. Pension Plans and Other Postretirement Benefit Plan
Defined Benefit Pension Plans and Postretirement Benefit Plans
The Company sponsors a non-contributory, qualified cash balance retirement plan covering its non-union employees (the “Cash Balance Pension Plan”) and an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”). Since March 1, 2011, the Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined benefit pension plan covering non-union employees hired prior to January 1, 2001.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company also sponsors an unfunded non-contributory, non-qualified defined benefit pension plan for the benefit of certain employees who participate in an underlying qualified plan which was merged into the Cash Balance Pension Plan on March 1, 2011 (the “Excess Plan”). As of December 31, 2007, the Excess Plan was amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans.
The Cash Balance Plans were amended to freeze participation and future benefit accruals effective December 31, 2015 for all employees. Therefore, after December 31, 2015, no employee of the Company who was not already a participant may become a participant in the plans and no further annual pay credits will be made for any future year. Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.
Lastly, the Company sponsors a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Union Plan”). Benefits payable to retirees under the Union Plan are based upon years of Benefit Service (as defined in the Union Plan document).
The Cash Balance Plans, Union Plan, and Excess Plan are collectively referred to as the “Pension Plans.”
MSG also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 who are eligible to commence receipt of early or normal benefits under the Cash Balance Pension Plan and their dependents, as well as certain union employees (“Postretirement Plan”).
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2019 and 2018, associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of period	$161,236	$166,003	$6,750	$5,734
Service cost	91	85	57	120
Interest cost	5,895	5,231	150	215
Actuarial loss (gain)	12,376	(3,153)	(572)	1,436
Benefits paid	(5,686)	(6,424)	(565)	(755)
Plan settlements paid	(343)	(506)	—	—
Other	—	—	(1,513)	—
Benefit obligation at end of period	173,569	161,236	4,307	6,750
Change in plan assets:
Fair value of plan assets at beginning of period	115,054	114,722	—	—
Actual return on plan assets	12,372	(2,498)	—	—
Employer contributions	11,568	9,760	—	—
Benefits paid	(5,686)	(6,424)	—	—
Plan settlements paid	(343)	(506)	—	—
Fair value of plan assets at end of period	132,965	115,054	—	—
Funded status at end of period	$(40,604)	$(46,182)	$(4,307)	$(6,750)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amounts recognized in the consolidated balance sheets as of June 30, 2019 and 2018 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2019	2018	2019	2018
Current liabilities (included in accrued employee related costs)	$(3,248)	$(3,319)	$(345)	$(373)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(37,356)	(42,863)	(3,962)	(6,377)
	$(40,604)	$(46,182)	$(4,307)	$(6,750)

Accumulated other comprehensive loss, before income tax, as of June 30, 2019 and 2018 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2019	2018	2019	2018
Actuarial loss	$(39,793)	$(37,989)	$(754)	$(1,331)
Prior service credit	—	—	—	7
	$(39,793)	$(37,989)	$(754)	$(1,324)

The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the years ended June 30, 2019, 2018 and 2017. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2019	2018	2017	2019	2018	2017
Service cost	$91	$85	$85	$57	$120	$122
Interest cost	5,895	5,231	4,956	150	215	156
Expected return on plan assets	(3,133)	(2,634)	(2,383)	—	—	—
Recognized actuarial loss	1,281	1,219	1,365	5	100	—
Amortization of unrecognized prior service cost (credit)	—	—	—	(7)	(37)	(48)
Settlement loss recognized (a)	52	87	—	—	—	—
Other	—	—	—	(1,513)	—	—
Net periodic benefit cost	$4,186	$3,988	$4,023	$(1,308)	$398	$230
_________________

(a)
For the years ended June 30, 2019 and 2018, lump-sum payments totaling $343 and $506, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30, 2019 and March 31, 2018 for the years ended June 30, 2019 and 2018, respectively. Discount rates used for the projected benefit obligation and interest cost were 3.75% and 3.18% as of June 30, 2019, respectively, and 3.53% and 2.16% as of March 31, 2018, respectively. Additionally, settlement charges of $52 and $87 were recognized in Miscellaneous income (expense), net for the years ended June 30, 2019 and 2018.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2019, 2018 and 2017 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2019	2018	2017	2019	2018	2017
Actuarial gain (loss), net	$(3,137)	$(1,978)	$3,438	$572	$(1,437)	$589
Recognized actuarial loss	1,281	1,219	1,365	5	100	—
Recognized prior service credit	—	—	—	(7)	(37)	(48)
Settlement loss recognized	52	87	—	—	—	—
Total recognized in other comprehensive income (loss)	$(1,804)	$(672)	$4,803	$570	$(1,374)	$541

The estimated net loss for the Pension Plans and Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) and recognized as a component of net periodic benefit cost over the next fiscal year is $1,342 and $50, respectively.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $173,569 and $161,236 at June 30, 2019 and 2018, respectively. As of June 30, 2019 and 2018, each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2019 and 2018 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2019	2018	2019	2018
Discount rate	3.58%	4.19%	3.18%	4.06%
Healthcare cost trend rate assumed for next year	n/a	n/a	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027	2027
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2019, 2018 and 2017 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2019	2018	2017	2019	2018	2017
Discount rate - projected benefit obligation	4.19%	3.81%	3.61%	4.06%	3.54%	3.27%
Discount rate - service cost	4.25%	3.93%	3.74%	4.25%	3.83%	3.53%
Discount rate - interest cost	3.90%	3.32%	2.99%	3.67%	3.05%	2.72%
Expected long-term return on plan assets	3.72%	3.46%	3.38%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.00%	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2026

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2019 and 2018 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates are a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2019	2018	2017	2019	2018
One percentage point increase	$19	$37	$34	$335	$597
One percentage point decrease	(17)	(33)	(30)	(303)	(537)

Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2019 and 2018 was as follows:

	June 30,
Asset Classes (a):	2019	2018
Fixed income securities	81%	81%
Cash equivalents	19%	19%
	100%	100%
_____________________

(a)	The Company’s target allocation for pension plan assets is 80% fixed income securities and 20% cash equivalents as of June 30, 2019.
Investment allocation decisions have been made by the Company’s Investment and Benefits Committee, which considers investment advice provided by the Company’s external investment consultant. The investment consultant takes into account expected long-term risks, returns, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefits Committee. The investment consultant also considers the pension plans’ liabilities when making investment allocation recommendations. The Company’s Investment and Benefits Committee’s decisions are influenced by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The major investment categories of the pension plan assets are in cash equivalents and long duration fixed income securities that are marked-to-market on a daily basis. As a result, the pension plan assets are subjected to interest-rate risk, specifically to a rising interest rate environment, as the majority of the pension plan assets are invested in long duration fixed income securities. However, the pension plan assets are structured in an asset/liability framework, and consequently, an increase in interest rates would cause a corresponding decrease to the overall liability of the pension plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient investment returns to cover future pension plan liabilities and imperfect hedging of such liabilities. In addition, a portion of the long duration fixed income securities portfolio is invested in non-government securities that are subject to credit risk of the issuers who might default on interest and/or principal payments.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2019 and 2018 by asset class are as follows:

	Fair Value Hierarchy	June 30,
		2019	2018
Fixed income securities:
U.S. Treasury Securities	I	$26,238	$20,130
U.S. corporate bonds	II	68,968	61,381
Foreign issued corporate bonds	II	11,436	11,055
Municipal bonds	II	396	353
Money market accounts	I	25,927	22,135
Total investments measured at fair value		$132,965	$115,054

Contributions for Qualified Defined Benefit Pension Plans
During the year ended June 30, 2019, the Company contributed $11,000 to the Cash Balance Pension Plan and $225 to the Union Plan. The Company expects to contribute $7,000 and $260 to the Cash Balance Pension Plan and Union Plan, respectively, in fiscal year 2020.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2020	$14,050	$350
Fiscal year ending June 30, 2021	7,970	390
Fiscal year ending June 30, 2022	8,000	370
Fiscal year ending June 30, 2023	8,360	370
Fiscal year ending June 30, 2024	8,430	350
Fiscal years ending June 30, 2025 – 2029	44,680	1,820

Defined Contribution Pension Plans
The Company sponsors The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). The 401(k) Plan is a multiple employer plan. For the years ended June 30, 2019, 2018 and 2017, expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations were $10,637, $8,571 and $8,374, respectively.
In addition, the Company sponsors The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Union Savings Plan is a multiple employer plan. For the years ended June 30, 2019, 2018 and 2017, expenses related to the Union Savings Plan included in the accompanying consolidated statements of operations were $521, $533 and $646, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of CBAs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2019, 2018 and 2017, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2019 and 2018 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Madison Square Garden Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2019	2018		2019	2018	2017	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players’ Pension Plan	83-2172122	001	Yellow	Yellow	Implemented	$3,217	$1,932	$1,830	No	6/2024 (with certain termination rights becoming effective 6/2023)
			as of	as of
			2/1/2018	2/1/2017
Pension Fund of Local No. 1 of I.A.T.S.E.	13-6414973	001	Green	Green	No	2,529	2,377	2,325	No	6/30/2020 - 5/1/2023
			as of	as of
			12/31/2017	12/31/2016
National Hockey League Players’ Retirement Benefit Plan	46-2555356	001	Green	Green	No	1,197	1,200	1,364	No	9/2022 (with certain termination rights becoming effective 9/2020)
			as of	as of
			4/30/2018	4/30/2017
All Other Multiemployer Defined Benefit Pension Plans						3,615	3,457	3,397
						$10,558	$8,966	$8,916

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company was listed in the following plans’ Form 5500’s as providing more than 5 percent of the total contributions for the following plans and plan years:

Fund Name	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan’s Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	December 31, 2017, 2016 and 2015
Pension Fund of Wardrobe Attendants Union Local 764	December 31, 2015
32BJ/Broadway League Pension Fund	December 31, 2017, 2016 and 2015
Treasurers and Ticket Sellers Local 751 Pension Fund	August 31, 2018, 2017 and 2016
I.A.T.S.E Local No. 33 Pension Trust Fund	December 31, 2017 and 2016

Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $7,765, $7,286 and $6,838 for the years ended June 30, 2019, 2018 and 2017, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $2,466, $2,198 and $1,763 for the years ended June 30, 2019, 2018 and 2017, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
Note 14. Share-based Compensation
In connection with the 2015 Distribution, the Company adopted its 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
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
Share-based compensation expense was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses. The following table presents the share-based compensation expense recorded during the years ended June 30, 2019, 2018 and 2017.

	Years Ended June 30,
	2019	2018	2017
Company RSUs and PSUs	$52,196	$46,307	$39,960
Company stock options	7,278	899	—
MSG Networks RSUs	—	357	1,169
Total share-based compensation expense	$59,474	$47,563	$41,129

As of June 30, 2019, there was $83,969 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.2 years for unvested RSUs and PSUs. In addition, the Company had $26,823 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over approximately 3.1 years as of June 30, 2019. For the year ended June 30, 2019, the company capitalized $3,946 of share-based compensation expense. There were no costs related to share-based compensation that were capitalized for the years ended June 30, 2018 and 2017.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs for the year ended June 30, 2019:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	PSUs and Performance Based Vesting RSUs
Unvested award balance as of June 30, 2018	212	271	$192.41
Granted	157	160	$304.53
Vested	(124)	(46)	$184.75
Forfeited	(16)	(26)	$236.21
Unvested award balance as of June 30, 2019	229	359	$252.02

The fair value of RSUs and PSUs that vested during the year ended June 30, 2019 was $51,350. Upon delivery, RSUs and PSUs granted under the MSG Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 64 of these RSUs and PSUs, with an aggregate value of $19,525 were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2019.
The fair value of RSUs and PSUs that vested during the years ended June 30, 2018 and 2017 was $76,226 and $16,315, respectively. The weighted-average fair value per share at grant date of RSUs and PSUs granted during the years ended June 30, 2018 and 2017 was $214.08 and $172.10, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the year ended June 30, 2019:

	Number of	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Time Vesting Options
Balance as of June 30, 2018	94	$210.13
Granted	449	$349.57
Balance as of June 30, 2019	543	$325.47	7.06	$6,550
Exercisable as of June 30, 2019	31	$210.13	8.47	$2,183

During the year ended June 30, 2019, the Company granted 449 stock options that consisted of market priced stock options and premium priced stock options. The exercise prices of the premium priced stock options were set at a 10% and a 25% premium from the closing stock price at the date of grant. These stock options vest ratably over four years and are being expensed on a straight-line basis over the vesting period. The maximum contractual term is 7.5 years. The Company calculated the fair value of the market priced options on the date of grant using the Black-Scholes option pricing model and the premium priced options using the Monte Carlo Simulation. The following are key assumptions used to calculate the weighted-average grant date fair value of the stock options:

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
Note 15. Stock Repurchase Program
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
During the year ended June 30, 2019, the Company did not engage in any share repurchase activities under its share repurchase program. As of June 30, 2019, the Company had $259,639 of availability remaining under its stock repurchase authorization.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16. Related Party Transactions
As of June 30, 2019, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2.9% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”).
The Company has various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a services agreement (“Services Agreement”). Pursuant to the Services Agreement, effective July 1, 2018, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks similarly provides certain services to the Company, in exchange for service fees. In connection with the expiration of the Services Agreement on June 30, 2019, the Company entered into an interim agreement with MSG Networks, pursuant to which the parties are providing the same services on the same terms. We expect to enter into a new services agreement this calendar year, which will be retroactive July 1, 2019.
The Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman with MSG Networks and (ii) the Company’s Vice Chairman with MSG Networks and AMC Networks.
On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), AMC Networks and MSG Networks providing for the sharing of certain expenses associated with executive office space which is available to James L. Dolan (the Executive Chairman, Chief Executive Officer and a director of the Company, the Executive Chairman and a director of MSG Networks, and a director of AMC Networks), Charles F. Dolan (the Executive Chairman and a director of AMC Networks and a director of the Company and MSG Networks), and the DFO which is controlled by Charles F. Dolan. Effective September 2018, the Company is no longer party to this arrangement.
The Company is a party to various Aircraft Support Services Agreements (the “Support Agreements”), pursuant to which the Company provides certain aircraft support services to entities controlled by (i) the Company’s Executive Chairman, Chief Executive Officer and a director, (ii) Charles F. Dolan, a director of the Company, and (iii) Patrick Dolan, the son of Charles F. Dolan and brother of James L. Dolan. On December 17, 2018, the Company terminated the agreement providing services to the entity controlled by Charles F. Dolan, and entered into a new agreement with Charles F. Dolan and certain of his children, specifically: Thomas C. Dolan (a director of the Company), Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen Dolan, which provides substantially the same services as the prior agreement for a new aircraft.
In connection with the Support Agreements, the Company entered into reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by the Company’s Executive Chairman, Chief Executive Officer and a director, and Kristin A. Dolan, his wife and a director of the Company, and (ii) Charles F. Dolan, a director of the Company, and Sterling Aviation, LLC, a company controlled by Charles F. Dolan (collectively, “CFD”), pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft (the “G550 Aircraft”). On December 17, 2018, in connection with the purchase of a new aircraft (as noted above), the Company replaced the dry lease agreement with CFD with a new dry lease agreement with Sterling2k LLC, an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of CFD and the sister of the Company’s Executive Chairman and Chief Executive Officer, which provides for the Company’s usage of the new aircraft.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On May 6, 2019 the Company entered into a dry lease agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick Dolan, the son of Charles F. Dolan and the brother of James L. Dolan, pursuant to which the Company may lease on a non-exclusive basis Brighid Air’s Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”). In connection with the dry lease agreement, on May 6, 2019 the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, pursuant to which the Company may utilize pilots employed by DFO for purposes of flying the Challenger when the Company is leasing such aircraft under the Company’s dry lease agreement with Brighid Air.
The Company and each of MSG Networks and AMC Networks are party to certain aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make aircraft available to MSG Networks and/or AMC Networks for lease on a “time sharing” basis. Additionally, the Company, MSG Networks and AMC Networks have agreed on an allocation of the costs of certain helicopter use by its shared executives.
In addition to the aircraft arrangements described above, certain executives of the Company are party to aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make certain aircraft available for lease on a “time sharing” basis for personal use in exchange for payment of actual expenses of the flight (as listed in the agreement).
From time to time the Company enters into arrangements with 605, LLC. Kristin Dolan is the Chief Executive Officer of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
As of June 30, 2019, BCE had $637 of notes payable. See Note 12 for further information.
The Company also has certain arrangements with its nonconsolidated affiliates. See Note 7 for information on outstanding loans provided by the Company to its nonconsolidated affiliates. Additionally, the Company entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. As of June 30, 2019, the Company recorded approximately $14,000 of capital expenditures in connection with services provided to the Company under these agreements.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily with MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2019, 2018 and 2017:

	Years Ended June 30,
	2019	2018	2017
Revenues	$164,406	$156,368	$150,534
Operating expenses (credits):
Corporate general and administrative expenses, net — MSG Networks	$(10,362)	$(9,961)	$(9,832)
Consulting fees	1,792	3,929	3,943
Advertising expenses	1,037	993	1,249
Other operating expenses, net	20	933	72

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
For the years ended June 30, 2019 and 2018, Corporate general and administrative expense, net - MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $10,467 and $9,969. Furthermore, for the year ended June 30, 2017, Corporate general and administrative expense, net - MSG Networks reflects charges from the Company to MSG Networks under a transition services agreement (“TSA”) of $8,507, net of general and administrative costs charged to the Company by MSG Networks, under the TSA, which was replaced by the Services Agreement effective July 1, 2017.
Consulting Fees
On December 5, 2018, the Company’s joint venture interest in AMSGE was sold to Azoff Music, which resulted in the Company no longer being an owner of AMSGE (renamed The Azoff Company). Accordingly, The Azoff Company is not a related party of the Company, and thus the related party transactions disclosed herein that relate to AMSGE were recognized prior to December 5, 2018. Prior to the sale of AMSGE, the Company paid AMSGE and its nonconsolidated affiliates for advisory and consulting services that AMSGE and its nonconsolidated affiliates provided to the Company, and for the reimbursement of certain expenses in connection with such services. In the fourth quarter of fiscal year 2016, the Company paid $5,000 to AMSGE for work performed towards securing the right to lease property to be developed in Las Vegas. The Company began amortizing this cost during the three months ended September 30, 2018. That carrying amount is included in other assets in the accompanying consolidated balance sheets as of June 30, 2019 and 2018.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)
Reclassification of unrealized loss on available-for-sale securities (a)	—	—	5,570	5,570
Other comprehensive loss before reclassifications	(2,565)	(4,341)	—	(6,906)
Amounts reclassified from accumulated other comprehensive loss (b)	1,331	—	—	1,331
Other comprehensive loss	(1,234)	(4,341)	—	(5,575)
Balance as of June 30, 2019	$(42,080)	$(4,843)	$—	$(46,923)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2017	$(39,408)	$—	$5,293	$(34,115)
Reclassification of stranded tax effects (c)	608	—	1,232	1,840
Other comprehensive loss before reclassifications	(3,415)	(502)	(12,095)	(16,012)
Amounts reclassified from accumulated other comprehensive loss (b)	1,369	—	—	1,369
Other comprehensive loss	(2,046)	(502)	(12,095)	(14,643)
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)

	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2016	$(42,611)	$—	$—	$(42,611)
Other comprehensive income before reclassifications, before income taxes	4,027	—	9,629	13,656
Amounts reclassified from accumulated other comprehensive loss, before income taxes (b)	1,317	—	—	1,317
Income tax expense	(2,141)	—	(4,336)	(6,477)
Other comprehensive income	3,203	—	5,293	8,496
Balance as of June 30, 2017	$(39,408)	$—	$5,293	$(34,115)
________________

(a)
As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to accumulated deficit. See Notes 2 and 11 for more information on the Company’s adoption of ASU No. 2016-01 related to its investment in Townsquare and its impact on the Company’s operating results for the year ended June 30, 2019.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(b)
Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected in Miscellaneous income (expense), net in the accompanying consolidated statements of operations (see Note 13).

(c)
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

Note 18. Income Taxes
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), was enacted, which significantly changed the existing U.S. tax laws, including a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. During the second quarter of fiscal year 2018, the Company was required to recognize the effect of tax law changes in the period of enactment even though certain key aspects of the new law became effective January 1, 2018.
For the fiscal year ended June 30, 2019, the Company used the federal income tax rate of 21% per the enactment of TCJA to calculate its most recent effective tax rate. For the fiscal year ended June 30, 2018, the Company used a blended statutory federal income tax rate of 28% based upon the number of days that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21% to calculate its effective tax rate.
Income tax expense (benefit) is comprised of the following components:

	Years Ended June 30,
	2019	2018	2017
Current expense:
State and other	$1,198	$439	$—
	1,198	439	—
Deferred expense (benefit):
Federal	1,233	(114,211)	(3,382)
State and other	(1,083)	(3,100)	(1,022)
	150	(117,311)	(4,404)
Income tax expense (benefit)	$1,348	$(116,872)	$(4,404)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense (benefits) differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Years Ended June 30,
	2019	2018	2017
Federal tax expense (benefit) at statutory federal rate	$(371)	$4,933	$(28,418)
State income taxes, net of federal benefit	5,175	1,800	(6,716)
Change in the estimated applicable tax rate used to determine deferred taxes	(1,055)	(50,169)	672
Nondeductible disability insurance premiums expense	482	1,436	1,983
Federal tax credits	(1,900)	—	(354)
Gains in other comprehensive income	—	—	(6,477)
GAAP income of consolidated partnership attributable to non-controlling interests	3,054	2,006	1,414
Tax effect of indefinite-lived intangible amortization	1,183	1,236	1,329
Change in valuation allowance (a)	(9,421)	(76,925)	30,697
Nondeductible officers’ compensation (b)	8,651	—	—
Nondeductible expenses	1,114	—	—
Excess tax benefit related to shared based-payments awards	(5,736)	(1,974)	—
Other	172	785	1,466
Income tax expense (benefit)	$1,348	$(116,872)	$(4,404)
_________________

(a)
For the year ended June 30, 2018, the valuation allowance was revalued under provisions contained in the new tax legislation, comprised of the following: (i) $62,479 was due to a reduction in the valuation allowance attributable to the new rules, which provide that future Federal net operating losses have an unlimited carry-forward period and (ii) $14,446, reduction in valuation allowance relating to current operations.

(b)
The TCJA included changes to Internal Revenue Code Section 162(m), including elimination of the exception for qualified performance-based compensation over the $1,000 annual limit. Accordingly, effective January 1, 2018, all compensation for certain officers in excess of $1,000 is generally nondeductible.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2019 and 2018 are as follows:

	June 30,
	2019	2018
Deferred tax asset:
Net operating loss carryforwards	$61,278	$73,599
Tax credit carryforwards	6,189	784
Accrued employee benefits	63,276	66,147
Accrued expenses	20,590	20,053
Restricted stock units and stock options	18,442	13,879
Other	3,803	7,445
Total deferred tax assets	$173,578	$181,907
Less valuation allowance	(75,701)	(88,246)
Net deferred tax assets	$97,877	$93,661

Deferred tax liabilities:
Intangible and other assets	$(140,901)	$(141,676)
Property and equipment	(16,312)	(10,579)
Prepaid expenses	(10,901)	(7,178)
Investments	(8,861)	(13,196)
Total deferred tax liabilities	$(176,975)	$(172,629)

Net deferred tax liability	$(79,098)	$(78,968)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its net operating loss carryforwards (“NOL”) and future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax asset. Accordingly. a partial valuation allowance has been recorded.
The federal NOL as of June 30, 2019 is approximately $155,000 which will primarily expire in 2036. The state NOL as of June 30, 2019 is approximately $198,000 which will primarily expire in 2036.
The Company does not have any recorded unrecognized tax benefit for uncertain tax positions as of June 30, 2019 and 2018.
The Company was notified during the third quarter of fiscal year 2018 that the Internal Revenue Service was commencing an examination of our federal income tax returns as filed for the tax year ended June 30, 2016. The Company does not expect the audit to result in any material changes.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 19. Segment Information
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
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since adjusted operating income (loss) is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss). In addition, the retrospective adoption of ASU No. 2017-07 resulted in an immaterial improvement in operating income (loss) and adjusted operating income (loss) for the years ended June 30, 2018 and 2017 (see Note 2 for further detail).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

		Year ended June 30, 2019
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$819,930	$812,746	$—	$—	$(1,608)	$1,631,068
Direct operating expenses		507,091	485,899	531	4,240	(684)	997,077
Selling, general and administrative expenses	(a)	208,577	196,548	123,347	725	(525)	528,672
Depreciation and amortization	(b)	18,170	7,778	75,714	17,531	—	119,193
Operating income (loss)		86,092	122,521	(199,592)	(22,496)	(399)	(13,874)
Equity in earnings of equity method investments							7,062
Interest income							30,205
Interest expense							(20,410)
Miscellaneous expense, net							(4,752)
Loss from operations before income taxes							$(1,769)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		86,092	122,521	(199,592)	(22,496)	(399)	(13,874)
Add back:
Share-based compensation expense		14,086	16,373	29,015	—	—	59,474
Depreciation and amortization		18,170	7,778	75,714	17,531	—	119,193
Other purchase accounting adjustments		—	—	—	4,965	—	4,965
Adjusted operating income (loss)		$118,348	$146,672	$(94,863)	$—	$(399)	$169,758

Other information:
Capital expenditures	(c)	$18,719	$4,832	$165,283	$—	$—	$188,834

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Year ended June 30, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$780,726	$778,653	$—	$—	$(284)	$1,559,095
Direct operating expenses		482,873	456,932	120	4,635	(284)	944,276
Selling, general and administrative expenses	(a)	192,001	185,139	91,840	223	73	469,276
Depreciation and amortization	(b)	18,515	7,481	78,356	18,134	—	122,486
Operating income (loss)		87,337	129,101	(170,316)	(22,992)	(73)	23,057
Loss in equity method investments							(7,770)
Interest income							21,582
Interest expense							(15,415)
Miscellaneous expense, net							(3,878)
Income from operations before income taxes							$17,576

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		87,337	129,101	(170,316)	(22,992)	(73)	23,057
Add back:
Share-based compensation expense		12,500	15,498	19,565	—	—	47,563
Depreciation and amortization		18,515	7,481	78,356	18,134	—	122,486
Other purchase accounting adjustments		—	—	—	4,858	—	4,858
Adjusted operating income (loss)		$118,352	$152,080	$(72,395)	$—	$(73)	$197,964

Other information:
Capital expenditures	(c)	$24,403	$4,552	$162,959	$—	$—	$191,914

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Year ended June 30, 2017
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Total
Revenues		$506,468	$811,984	$—	$—	$1,318,452
Direct operating expenses	(d)	377,962	472,995	—	9,466	860,423
Selling, general and administrative expenses	(a)	119,552	207,959	79,440	—	406,951
Depreciation and amortization	(b)	11,339	9,319	83,578	3,152	107,388
Operating income (loss)		(2,385)	121,711	(163,018)	(12,618)	(56,310)
Loss in equity method investments	(e)					(29,976)
Interest income						11,836
Interest expense						(4,189)
Miscellaneous expense, net						(2,554)
Loss from operations before income taxes						$(81,193)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		(2,385)	121,711	(163,018)	(12,618)	(56,310)
Add back:
Share-based compensation expense		14,323	14,548	12,258	—	41,129
Depreciation and amortization		11,339	9,319	83,578	3,152	107,388
Other purchase accounting adjustments		—	—	—	9,466	9,466
Adjusted operating income (loss)		$23,277	$145,578	$(67,182)	$—	$101,673

Other information:
Capital expenditures		$11,460	$2,393	$30,371	$—	$44,224
_________________

(a)
Corporate and Other’s selling, general and administrative expenses primarily consist of unallocated corporate general and administrative costs, including expenses associated with the Company’s business development initiatives, as well as costs associated with the development of MSG Sphere, including technology and content development costs.

(b)
Corporate and Other principally includes depreciation and amortization on The Garden, Hulu Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)
Significant majority of Corporate and Other’s capital expenditures for the years ended June 30, 2019 and 2018 are related to the Company’s planned MSG Spheres in Las Vegas and London including the purchase of land in London in fiscal year 2018. MSG Entertainment’s capital expenditures for the years ended June 30, 2019 and 2018 are primarily associated with the opening of a new TAO Group venue including certain investments with respect to Radio City Music Hall in fiscal year 2018.

(d)
MSG Entertainment’s direct operating expenses for the years ended June 30, 2017 include $33,629, of write-offs of deferred production costs associated with the New York Spectacular production (see Note 2).

(e)
Loss in equity method investments for the year ended June 30, 2017 reflects a pre-tax non-cash impairment charge of $20,613 to write off the carrying value of its equity investment in Fuse Media (see Note 7).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table below sets forth, for the periods presented, the Company’s consolidated revenues for the years ended June 30, 2019, 2018 and 2017 by component.

	Years Ended June 30,
	2019	2018	2017
Revenues
Event-related revenues (a)	$1,046,178	$980,726	$908,941
Media rights revenues (b)	239,140	229,646	220,021
Advertising sales commission, sponsorship and signage revenues (c)	88,771	76,831	74,685
All other revenues (d)	256,979	271,892	114,805
	$1,631,068	$1,559,095	$1,318,452
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

Substantially all revenues and a significant majority of assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 20. Concentrations of Risk
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
The following individual non-affiliated customers accounted for the following percentages of the Company’s consolidated accounts receivable balances:

	June 30,
	2019	2018
Customer A	13%	10%
Customer B (a)	12%	3%
_________________

(a)	A receivable from Customer B as of June 30, 2019 is primarily due to timing of cash receipts.
The Company did not have any non-affiliated customer that represented 10% or more of its consolidated revenues for the years ended June 30, 2019, 2018 and 2017. Revenues from MSG Networks amounted to $162,555, $154,893 and $149,197 for the years ended June 30, 2019, 2018 and 2017, which represent 10%, 10% and 11%, respectively, of the Company’s consolidated revenues (see Note 16).
As of June 30, 2019, approximately 6,700 full-time and part-time employees, who represent approximately 52% of the Company’s workforce, are subject to CBAs. Approximately 13% are subject to CBAs that expired as of June 30, 2019 and approximately 36% are subject to CBAs that will expire by June 30, 2020 if they are not extended prior thereto.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 21. Interim Financial Information (Unaudited)
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
The following is a summary of the Company’s selected quarterly financial data for the years ended June 30, 2019 and 2018:

	Three Months Ended				Year ended June 30, 2019
	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Revenues	$218,135	$632,187	$517,190	$263,556	$1,631,068
Operating expenses	268,920	553,910	478,677	343,435	1,644,942
Operating income (loss)	$(50,785)	$78,277	$38,513	$(79,879)	$(13,874)
Net income (loss)	$(34,048)	$75,968	$34,163	$(79,200)	$(3,117)
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$(32,212)	$81,599	$35,271	$(73,231)	$11,427
Basic earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(1.36)	$3.43	$1.48	$(3.08)	$0.48
Diluted earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(1.36)	$3.42	$1.48	$(3.08)	$0.48

	Three Months Ended				Year ended June 30, 2018
	September 30,	December 31,	March 31,	June 30,
	2017	2017	2018	2018
Revenues	$245,215	$536,302	$459,621	$317,957	$1,559,095
Operating expenses	259,710	462,887	451,296	362,145	1,536,038
Operating income (loss)	$(14,495)	$73,415	$8,325	$(44,188)	$23,057
Net income (loss)	$(10,867)	$187,991	$7,814	$(50,490)	$134,448
Net income (loss) attributable to The Madison Square Garden Company’s stockholders	$(11,107)	$189,613	$9,141	$(46,053)	$141,594
Basic earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(0.47)	$8.03	$0.39	$(1.94)	$5.99
Diluted earnings (loss) per common share attributable to The Madison Square Garden Company’s stockholders	$(0.47)	$7.96	$0.38	$(1.94)	$5.94

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 22. Subsequent Events
Sale of Interest in Tribeca Enterprises
On August 5, 2019, the Company contributed to Tribeca Enterprises the $18,000 of indebtedness under the Company’s revolving credit facility to the Company’s equity capital in Tribeca Enterprises immediately prior to the sale of the Company’s equity capital in Tribeca Enterprises for $18,000. See Note 7 for more information.
Team Personnel Transactions
On August 1, 2019, the Company recorded a pre-tax charge of approximately $10,200 related to the waiver of a player. This charge will be reflected in direct operating expenses in the Company’s consolidated statements of operations for the three months ending September 30, 2019.