Form 10-Q
period 2019-09-30
Madison Square Garden Co
filed 2019-11-08
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-36900
(Exact name of registrant as specified in its charter)

Delaware	47-3373056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	New York	,	NY	10121
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (212) 465-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2019:

Class A Common Stock par value $0.01 per share	—	19,353,383
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$952,186	$1,086,372
Restricted cash	31,349	31,529
Short-term investments	104,597	108,416
Accounts receivable, net	120,880	96,856
Net related party receivables	1,528	1,483
Prepaid expenses	82,134	45,150
Other current assets	43,085	43,303
Total current assets	1,335,759	1,413,109
Investments and loans to nonconsolidated affiliates	64,252	84,560
Property and equipment, net of accumulated depreciation and amortization of $791,031 and $766,065 as of September 30, 2019 and June 30, 2019, respectively	1,456,055	1,380,392
Right-of-use lease assets	251,346	—
Amortizable intangible assets, net	172,607	220,706
Indefinite-lived intangible assets	176,485	176,485
Goodwill	392,513	392,513
Other assets	112,617	95,786
Total assets	$3,961,634	$3,763,551

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	September 30, 2019	June 30, 2019
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$26,398	$25,009
Net related party payables, current	4,109	19,048
Current portion of long-term debt, net of deferred financing costs	4,792	6,042
Accrued liabilities:
Employee related costs	77,319	137,660
Other accrued liabilities	214,599	211,403
Operating lease liabilities, current	51,426	—
Collections due to promoters	65,104	67,212
Deferred revenue	416,475	293,410
Total current liabilities	860,222	759,784
Related party payables, noncurrent	172	172
Long-term debt, net of deferred financing costs	47,378	48,556
Operating lease liabilities, noncurrent	198,709	—
Defined benefit and other postretirement obligations	33,920	41,318
Other employee related costs	66,862	62,015
Deferred tax liabilities, net	79,399	79,098
Other liabilities	62,526	66,221
Total liabilities	1,349,188	1,057,164
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	67,464	67,627
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,353 and 19,229 shares outstanding as of September 30, 2019 and June 30, 2019, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2019 and June 30, 2019	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2019 and June 30, 2019	—	—
Additional paid-in capital	2,819,449	2,845,961
Treasury stock, at cost, 1,094 and 1,219 shares as of September 30, 2019 and June 30, 2019, respectively	(186,583)	(207,790)
Retained earnings (accumulated deficit)	(50,978)	29,003
Accumulated other comprehensive loss	(56,602)	(46,923)
Total The Madison Square Garden Company stockholders’ equity	2,525,535	2,620,500
Nonredeemable noncontrolling interests	19,447	18,260
Total equity	2,544,982	2,638,760
Total liabilities, redeemable noncontrolling interests and equity	$3,961,634	$3,763,551

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2018
Revenues (a)	$214,782	$218,135

Operating expenses:
Direct operating expenses (b)	132,464	123,909
Selling, general and administrative expenses (c)	142,645	115,321
Depreciation and amortization	28,991	29,690
Operating loss	(89,318)	(50,785)
Other income (expense):
Earnings (loss) in equity method investments	(1,473)	10,525
Interest income (d)	7,316	7,174
Interest expense	(1,841)	(4,033)
Miscellaneous income, net	5,078	3,767
	9,080	17,433
Loss from operations before income taxes	(80,238)	(33,352)
Income tax expense	(428)	(696)
Net loss	(80,666)	(34,048)
Less: Net loss attributable to redeemable noncontrolling interests	(163)	(513)
Less: Net loss attributable to nonredeemable noncontrolling interests	(522)	(1,323)
Net loss attributable to The Madison Square Garden Company’s stockholders	$(79,981)	$(32,212)

Basic loss per common share attributable to The Madison Square Garden Company’s stockholders	$(3.36)	$(1.36)
Diluted loss per common share attributable to The Madison Square Garden Company’s stockholders	$(3.36)	$(1.36)
Weighted-average number of common shares outstanding:
Basic	23,827	23,708
Diluted	23,827	23,708
_________________

(a)	Includes revenues from related parties of $7,064 and $6,734 for the three months ended September 30, 2019 and 2018, respectively.

(b)	Includes net charges from related parties of $221 and $164 for the three months ended September 30, 2019 and 2018, respectively.

(c)	Includes net charges to related parties of $2,691 and $1,669 for the three months ended September 30, 2019 and 2018, respectively.

(d)	Includes interest income from nonconsolidated affiliates of $1,153 for the three months ended September 30, 2018, respectively.

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2019		2018
Net loss		$(80,666)		$(34,048)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$339		$328
Amortization of prior service credit included in net periodic benefit cost	—	339	(1)	327
Cumulative translation adjustments		(10,018)		(951)
Other comprehensive loss		(9,679)		(624)
Comprehensive loss		(90,345)		(34,672)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(163)		(513)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(522)		(1,323)
Comprehensive loss attributable to The Madison Square Garden Company’s stockholders		$(89,660)		$(32,836)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(80,666)	$(34,048)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,991	29,690
Provision for deferred income taxes	301	683
Share-based compensation expense	16,891	10,189
Loss (earnings) in equity method investments, net of income distributions	1,473	(10,525)
Purchase accounting adjustments associated with leases	2,276	954
Unrealized gains on equity investment with readily determinable fair value	(5,293)	(4,364)
Other non-cash adjustments	838	606
Change in assets and liabilities:
Accounts receivable, net	(24,855)	(23,158)
Net related party receivables	(45)	(1,035)
Prepaid expenses and other assets	(49,331)	(41,582)
Accounts payable	1,389	2,591
Net related party payables	(14,939)	(10,582)
Accrued and other liabilities	(30,859)	(71,949)
Collections due to promoters	(2,108)	(11,086)
Deferred revenue	121,757	118,944
Operating lease right-of-use assets and lease liabilities	(54)	—
Net cash used in operating activities	$(34,234)	$(44,672)
Cash flows from investing activities:
Capital expenditures	$(92,986)	$(42,015)
Proceeds from insurance recoveries	476	—
Payments for acquisition of assets	(1,000)	—
Purchase of short-term investments	(106,063)	—
Proceeds from maturity of short-term investment	106,587	—
Investments and loans to nonconsolidated affiliates	—	(44,727)
Proceeds from sale of nonconsolidated affiliate	18,000	—
Cash received (paid) for notes receivable	750	(7,761)
Net cash used in investing activities	$(74,236)	$(94,503)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2019	2018
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	$(23,446)	$(16,712)
Noncontrolling interest holders capital contribution	2,000	3,173
Distributions to noncontrolling interest holders	—	(259)
Loans from noncontrolling interest holders	—	408
Principal repayment on long-term debt	(2,500)	(3,242)
Net cash used in financing activities	$(23,946)	$(16,632)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,950)	400
Net decrease in cash, cash equivalents and restricted cash	(134,366)	(155,407)
Cash, cash equivalents and restricted cash at beginning of period	1,117,901	1,256,620
Cash, cash equivalents and restricted cash at end of period	$983,535	$1,101,213
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$43,841	$7,279
Tenant improvement paid by landlord	$98	$1,313
Share-based compensation capitalized in property and equipment	$1,250	$—

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2019
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627
Net loss	—	—	—	(79,981)	—	(79,981)	(522)	(80,503)	(163)
Other comprehensive loss	—	—	—	—	(9,679)	(9,679)	—	(9,679)	—
Comprehensive loss	—	—	—	—	—	(89,660)	(522)	(90,182)	(163)
Share-based compensation	—	18,141	—	—	—	18,141	—	18,141	—
Tax withholding associated with shares issued for equity-based compensation	—	(23,446)	—	—	—	(23,446)	—	(23,446)	—
Common stock issued under stock incentive plans	—	(21,207)	21,207	—	—	—	—	—	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	1,709	1,709	—
Balance as of September 30, 2019	$249	$2,819,449	$(186,583)	$(50,978)	$(56,602)	$2,525,535	$19,447	$2,544,982	$67,464

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2018
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684
Adoption of ASU No. 2016-01	—	—	—	(5,570)	5,570	—	—	—	—
Adoption of ASC Topic 606	—	—	—	34,205	—	34,205	—	34,205	—
Net loss	—	—	—	(32,212)	—	(32,212)	(1,323)	(33,535)	(513)
Other comprehensive loss	—	—	—	—	(624)	(624)	—	(624)	—
Comprehensive loss	—	—	—	—	—	(32,836)	(1,323)	(34,159)	(513)
Share-based compensation	—	10,189	—	—	—	10,189	—	10,189	—
Tax withholding associated with shares issued for equity-based compensation	—	(17,831)	—	—	—	(17,831)	—	(17,831)	—
Common stock issued under stock incentive plans	—	(14,687)	14,687	—	—	—	—	—	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	3,317	3,317	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(259)
Balance as of September 30, 2018	$249	$2,795,544	$(208,975)	$(14,636)	$(41,972)	$2,530,210	$19,546	$2,549,756	$75,912

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events, including concerts and other live events, such as family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group Holdings LLC (“Tao Group Hospitality”) and Boston Calling Events LLC (“BCE”). Tao Group Hospitality is a hospitality group with globally recognized entertainment, dining and nightlife brands including Tao, Marquee, Lavo, Avenue, Beauty & Essex and Cathédrale. BCE owns and operates New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original production — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”).
MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA G League (the “NBAGL”). These professional sports franchises are collectively referred to herein as the “sports teams.” For the three months ended September 30, 2018, MSG Sports also included the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), which was sold in January 2019. MSG Sports also includes other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports and college wrestling, all of which the Company promotes, produces and/or presents. In addition, MSG Sports includes Counter Logic Gaming (“CLG”), a premier North American esports organization, which the Company acquired in July 2017, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as the “esports teams,” and together with the sports teams, the “teams.”
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”), formerly known as The Madison Square Garden Company. On September 30, 2015, MSG Networks distributed all of the outstanding common stock of Madison Square Garden to MSG Networks’ stockholders.
Potential Spin-off Transaction
On June 27, 2018, the Company announced that its board of directors (“Board”) had authorized the Company’s management to explore a possible spin-off that would create a separately-traded public company comprised of its sports business, including the New York Knicks and New York Rangers professional sports franchises (“Sports Spinco”). On October 4, 2018, in connection with the distribution of Sports Spinco, a subsidiary of the Company submitted an initial Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”) (which has been amended). Upon completion of the contemplated separation, record holders of the Company’s common stock would have received a pro-rata distribution, expected to be equivalent, in the aggregate, to an approximately two-thirds economic interest in Sports Spinco. The remaining common stock, equivalent to an approximately one-third economic interest in Sports Spinco, was to be retained by the Company and used primarily to fund a portion of construction costs of MSG Spheres in Las Vegas and London. In October 2019, the Board reassessed the desirability of the retained interest based on the evolving timeline of the MSG Sphere in London (and related capital needs), the Company’s access to liquidity and greater tax efficiencies. Based on those considerations, the Board authorized the Company’s management to proceed with pursuing the separation of the Company’s sports assets from its entertainment assets, but to do so without creating a retained interest. The expectation is that the separation will take the form of a pro-rata distribution of 100% of the stock of a new entity that owns the Company’s entertainment assets, with the Company’s stockholders continuing to own 100% of the Company, whose assets will consist of the Company’s sports business. The Company refers to the potential spin-off as the “Entertainment Distribution.” There can be no assurance that the proposed

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

transaction will be completed in the manner described above, or at all. Completion of the transaction would be subject to various conditions, including certain league approvals, receipt of a tax opinion from counsel and final Board approval. The Company will maintain the current operating structure and will continue to report the financial results of its entertainment business in continuing operations until the Entertainment Distribution is completed.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 (“fiscal year 2019”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Entertainment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company’s fiscal year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from Tao Group Hospitality, BCE and CLG, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. Tao Group Hospitality, BCE and CLG are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality. In addition, Tao Group Hospitality’s results are reported on a three-month lag basis and Tao Group Hospitality reports on a fiscal year reflecting the retail calendar that ends on the last Sunday of the calendar year (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three months ended September 30, 2019 and 2018 include Tao Group Hospitality’s operating results from April 1, 2019 to June 30, 2019 and from April 2, 2018 to July 1, 2018, respectively. With the exception of the balances and activities pertaining to the Tao Group Hospitality’s credit agreements entered into in May 2019, which are recorded as of September 30, 2019 and June 30, 2019 and for the period ended September 30, 2019, as well as cash distributions, all other disclosures related to Tao Group Hospitality’s financial position are therefore reported as of June 30, 2019 and March 31, 2019, as applicable. See Note 11 for Tao Group Hospitality’s credit agreements entered in May 2019.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Accounting Standards Codification (“ASC”) Topic 840, Leases. ASU No. 2016-02, among other things, requires (i) lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities, and (ii) extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842 , which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11,  Leases (Topic 842) Targeted improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings.
The Company adopted ASU No. 2016-02 on July 1, 2019 and elected to apply the standard as of the beginning of the first quarter of fiscal year 2020 under the modified-retrospective transition approach. In connection with the adoption of this standard, the Company applied the package of practical expedients intended to ease transition for existing leases by not requiring the Company to reassess (i) its initial lease classification conclusions for existing or expired leases, (ii) whether an existing or expired contract is a lease or contains an embedded lease, and (iii) the capitalization of initial direct costs for existing or expired leases. In addition, the Company elected not to use “hindsight” in accordance with ASC Subtopic 842-10-65-1 (g) in assessing lease terms and impairment of right-of-use (“ROU”) assets for existing or expired leases under the new standard.
Upon adoption of this standard, the Company recorded initial (i) operating lease ROU assets of $261,110, (ii) current operating lease liabilities of $51,389, and (iii) long-term operating lease liabilities of $207,425. The Company did not record any adjustment to retained earnings. As of July 1, 2019, there were no material finance leases for which the Company was a lessee.
See Note 7 for further details on disclosure required under ASC Topic 842.

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
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three months ended September 30, 2019 and 2018, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related (a)	$136,748	$11,040	$(13)	$147,775
Sponsorship, signage and suite licenses	15,070	21,978	(170)	36,878
League distributions	—	14,425	—	14,425
Local media rights fees from MSG Networks	—	6,211	—	6,211
Other (b)	7,189	2,380	(76)	9,493
Total revenues from contracts with customers	$159,007	$56,034	$(259)	$214,782

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

_________________

(a)
For the three months ended September 30, 2019 and 2018, the Company’s event related revenue primarily consisted of (i) Tao Group Hospitality’s entertainment dining and nightlife offerings, (ii) ticket sales and other ticket-related revenues, (iii) venue license fees from third-party promoters, and (iv) food, beverage and merchandise sales.

(b)
For the three months ended September 30, 2019, the Company’s other revenues primarily consisted of managed venue revenues from Tao Group Hospitality. For the three months ended September 30, 2018, the Company’s other revenues primarily consisted of revenues from Obscura Digital (“Obscura”) and managed venue revenues from Tao Group Hospitality.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2019 and June 30, 2019.

	September 30,	June 30,
	2019	2019
Receivables from contracts with customers, net (a)	$120,980	$96,982
Contract assets, current (b)	5,724	7,314
Deferred revenue, including non-current portion (c)	427,672	305,821
_________________

(a)
Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2019 and June 30, 2019, the Company’s receivables reported above included $100 and $126, respectively, related to various related parties associated with contracts with customers. See Note 17 for further details on these related party arrangements.

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

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. As of September 30, 2019, the Company’s deferred revenue related to local media rights with MSG Networks was $32,154. The Company had no deferred revenue related to local media rights with MSG Networks as of June 30, 2019. See Note 17 for further details on these related party arrangements. Revenue recognized for the three months ended September 30, 2019 relating to the deferred revenue balance as of June 30, 2019 was $80,354.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019. This primarily relates to performance obligations under sponsorship and suite license arrangements. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal Year 2020 (remainder)	$191,781
Fiscal Year 2021	192,510
Fiscal Year 2022	146,513
Fiscal Year 2023	83,814
Fiscal Year 2024	58,116
Thereafter	131,871
$804,605

Note 4. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include a net expense (or credit) for transactions relating to the Company’s sports teams for waiver/contract termination costs (“Team personnel transactions”). Team personnel transactions expense was $10,243 for the three months ended September 30, 2019 and a net credit of $667 for the three months ended September 30, 2018.
Note 5. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2019	June 30, 2019	September 30, 2018	June 30, 2018
Captions on the consolidated balance sheets:
Cash and cash equivalents	$952,186	$1,086,372	$1,068,883	$1,225,638
Restricted cash (a)	31,349	31,529	32,330	30,982
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$983,535	$1,117,901	$1,101,213	$1,256,620
_________________

(a)	See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the nature of restricted cash.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan	Total
September 30, 2019
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$43,070	$—	$43,070
Others		7,848	—	7,848
Equity investments without readily determinable fair values (a)		13,334	—	13,334
Total investments and loans to nonconsolidated affiliates		$64,252	$—	$64,252

June 30, 2019
Equity method investments:
SACO	30%	$44,321	$—	$44,321
Tribeca Enterprises LLC (“Tribeca Enterprises”) (b)	50%	—	18,000	18,000
Others		8,372	—	8,372
Equity investments without readily determinable fair values (a)		13,867	—	13,867
Total investments and loans to nonconsolidated affiliates		$66,560	$18,000	$84,560

_________________

(a)
In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. The Company recorded an impairment charge of $533 for the three months ended September 30, 2019. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the application of the measurement alternative.

(b)
On August 5, 2019, immediately prior to the sale of the Company’s equity capital in Tribeca Enterprises for $18,000, the Company contributed the $18,000 of indebtedness under the Company’s revolving credit facility to the Company’s equity capital in Tribeca Enterprises.

Equity Investment with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds an investment of 3,208 shares of the common stock of Townsquare Media, Inc. (“Townsquare”). Townsquare is a leading media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” In accordance with ASC Topic 321, Investments - Equity Securities, this investment is measured at readily determinable fair value and is reported under Other assets in the accompanying consolidated balance sheets as of September 30, 2019 and June 30, 2019. See Note 10 for more information on the fair value of the investment in Townsquare.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

Note 7. Leases

The Company’s leases primarily consist of certain live-performance venues, entertainment dining and nightlife venues, corporate office space, storage and, to a lesser extent, office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from operating leases ROU assets and are included within Property and equipment, net on the Company’s consolidated balance sheet. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (“short-term leases”), any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheet. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheet. In addition, the Company excluded its ground lease with Las Vegas Sands Corp. (“Sands”) associated with MSG Sphere in Las Vegas from the ROU asset and lease liability balance recorded on the consolidated balance sheet as the ground lease will have no fixed rent. Under the ground lease agreement, Sands will receive priority access to purchase tickets to events at the venue for inclusion in hotel packages or other uses, as well as certain rent-free use of the venue to support its Expo Center business. However, if certain return objectives are achieved, Sands will receive 25% of the after-tax cash flow in excess of such objectives. The ground lease is for a term of 50 years.
As of September 30, 2019, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 4 months to 19 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

The following table summarizes the right-of-use assets and lease liabilities recorded on the Company’s consolidated balance sheet as of September 30, 2019:

	Line Item in the Company's Consolidated Balance Sheet
Right-of-use assets:
Operating leases	Right-of-use lease assets	$251,346
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$51,426
Operating leases, noncurrent	Operating lease liabilities, noncurrent	198,709
Total lease liabilities		$250,135

The following table summarizes the activity recorded within the Company’s consolidated statement of operations for the three months ended September 30, 2019:

	Line Item in the Company's Consolidated Statement of Operations
Operating lease cost	Direct operating expenses	$8,325
Operating lease cost	Selling, general and administrative expenses	4,815
Short-term lease cost	Direct operating expenses	378
Variable lease cost	Direct operating expenses	1,534
Variable lease cost	Selling, general and administrative expenses	13
Total lease cost		$15,065

Supplemental Information
For the three months ended September 30, 2019, cash paid for amounts included in the measurement of lease liabilities was $13,281 and the Company had no ROU assets obtained in exchange for new operating lease liabilities.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of September 30, 2019 was 6.7 years. The weighted average discount rate was 9.35% as of September 30, 2019 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation was modified.
Maturities of operating lease liabilities as of September 30, 2019 are as follows:

Fiscal Year 2020 (remainder)	$41,477
Fiscal Year 2021	54,503
Fiscal Year 2022	54,617
Fiscal Year 2023	50,281
Fiscal Year 2024	38,292
Thereafter	126,068
Total lease payments	365,238
Less imputed interest	115,103
Total lease liabilities (a)	$250,135
________________

(a)
Operating lease payments exclude minimum lease payments related to two locations associated with the entertainment dining and nightlife offerings that the Company has not yet taken possession of the space.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of September 30, 2019 and June 30, 2019 are as follows:

MSG Entertainment	$165,558
MSG Sports	226,955
$392,513

During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.
The Company’s indefinite-lived intangible assets as of September 30, 2019 and June 30, 2019 are as follows:

Sports franchises (MSG Sports)	$111,064
Trademarks (MSG Entertainment)	62,421
Photographic related rights (MSG Sports)	3,000
$176,485

During the first quarter of fiscal year 2020, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

September 30, 2019	Gross	Accumulated Amortization	Net
Trade names	$100,830	$(13,636)	$87,194
Venue management contracts	79,000	(11,028)	67,972
Favorable lease assets (a)	—	—	—
Season ticket holder relationships	50,032	(48,375)	1,657
Non-compete agreements	11,400	(4,822)	6,578
Festival rights	8,080	(1,752)	6,328
Other intangibles	10,064	(7,186)	2,878
	$259,406	$(86,799)	$172,607

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

June 30, 2019	Gross	Accumulated Amortization	Net
Trade names	$100,830	$(12,228)	$88,602
Venue management contracts	79,000	(9,887)	69,113
Favorable lease assets (a)	54,253	(10,382)	43,871
Season ticket holder relationships	50,032	(47,541)	2,491
Non-compete agreements	11,400	(4,311)	7,089
Festival rights	8,080	(1,617)	6,463
Other intangibles	10,064	(6,987)	3,077
	$313,659	$(92,953)	$220,706
_________________

(a)
Upon adoption of ASC Topic 842, the Company also reclassified favorable lease assets net balance of $43,871, which was recognized in connection with the acquisition of Tao Group Hospitality, from Amortizable intangible assets, net, to Right-of-use lease assets in the accompanying consolidated balance sheet as of July 1, 2019. In addition, the Company also reclassified unfavorable lease liability of $6,841, which was reported in Other liabilities in the accompanying consolidated balance sheet, to Right-of-use lease assets as of July 1, 2019.

For the three months ended September 30, 2019 and 2018, amortization expense for intangible assets, excluding the amortization of favorable lease assets of $1,219 for the three months ended September 30, 2018, which is reported in rent expense, was $4,228 and $4,612, respectively.
Note 9. Commitments and Contingencies
Commitments
As more fully described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company’s commitments consist primarily of (i) the MSG Sports’ obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination and (ii) long-term noncancelable operating lease agreements primarily for Company venues, including Tao Group Hospitality venues, and various corporate offices. The Company adopted ASU No. 2016-02, Leases (Topic 842), on July 1, 2019. As a result, the contractual obligations related to future lease payments, which were historically reported as off-balance sheet commitments, are now reflected on the consolidated balance sheet as lease liabilities as of September 30, 2019. See Note 7 for more details about the lease liabilities. Except as described above with respect to lease accounting, the Company did not have any material changes in its contractual obligations since the end of fiscal year 2019 other than activities in the ordinary course of business.
In connection with the Tao Group Hospitality and CLG acquisitions, the Company has accrued deferred and contingent consideration as part of the purchase price allocation. See Note 10 for further details of the amount recorded in the accompanying consolidated balance sheet as of September 30, 2019.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	September 30, 2019	June 30, 2019
Assets:
Commercial Paper	I	$144,623	$169,707
Money market accounts	I	107,720	101,517
Time deposits	I	672,910	789,833
Equity investment with readily determinable fair value	I	22,553	17,260
Total assets measured at fair value		$947,806	$1,078,317

All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts and time deposits approximates fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2019		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable, including interest accruals	$12,573	$12,573	$13,348	$13,348
Short-term investments (a)	104,597	104,597	108,416	108,416
Equity investment with readily determinable fair value (b)	22,553	22,553	17,260	17,260
Subordinated term loan receivable (c)	58,735	55,942	58,735	57,711
Liabilities
Long-term debt, including current portion (d)	$52,500	$52,682	$55,000	$54,883
_________________

(a)	The Company’s short-term investments consist of investments that (i) have original maturities of greater than three months and (ii) can be converted into cash by the Company within one year.

(b)
Aggregate cost basis for the Company’s equity investment with readily determinable fair value in Townsquare, including transaction costs, was $23,222 as of September 30, 2019. The fair value of this investment is determined based on quoted market prices in an active market on the NYSE, which is classified within Level I of the fair value hierarchy. For the three months ended September 30, 2019 and 2018, the Company recorded an unrealized gain of $5,293 and $4,364, respectively, as a result of changes in the market value related to this investment. The unrealized gain is reported in Miscellaneous income, net in the accompanying consolidated statement of operations.

(c)
In connection with the sale of the Company’s joint venture interest in Azoff MSG Entertainment LLC (“AMSGE”) in December 2018, the $63,500 outstanding balance under the revolving credit facility extended by the Company to AMSGE was converted to a subordinated term loan with a maturity date of September 21, 2021. The subordinated loan was assumed by an affiliate of AMSGE. During the three months ended March 31, 2019, the Company received a $4,765 principal repayment. The Company’s subordinated term loan receivable is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(d)
On May 23, 2019, TAO Group Intermediate Holdings LLC (“TAOIH”) and TAO Group Operating LLC (“TAOG”) entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 11 for more information and outstanding balances on this long-term debt.

Contingent Consideration Liabilities
In connection with the Tao Group Hospitality and CLG acquisitions (see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for further details), the Company recorded certain deferred and contingent consideration liabilities at fair value as part of the preliminary purchase price allocation. As of September 30, 2019 and June 30, 2019, the fair value of deferred and contingent consideration liabilities in connection with the Tao Group Hospitality and CLG acquisitions was $3,349.

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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2019, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. There was no borrowing under the Knicks Revolving Credit Facility as of September 30, 2019.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 27, 2019. There was no borrowing under the Knicks Unsecured Credit Facility as of September 30, 2019. This facility does not have financial covenants.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2019, Rangers LLC was in compliance with this financial covenant.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There was no borrowing under the Rangers Revolving Credit Facility as of September 30, 2019.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

TAO Credit Facilities
On May 23, 2019, TAO Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and TAO Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “TAO Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. On May 23, 2019, the Company and TAO Group Sub-Holdings LLC, a subsidiary of TAO Group Holdings LLC, also entered into a $49,000 intercompany subordinated credit agreement (the “TAO Subordinated Credit Agreement”). The balances and interest-related activities pertaining to the TAO Subordinated Credit Agreement have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation.
The TAO Senior Credit Agreement provides TAOG with senior secured credit facilities (the “TAO Senior Secured Credit Facilities”) consisting of: (i) an initial $40,000 term loan facility with a term of five years (the “TAO Term Loan Facility”) and (ii) a $25,000 revolving credit facility with a term of five years (the “TAO Revolving Credit Facility”). Up to $5,000 of the TAO Revolving Credit Facility is available for the issuance of letters of credit. All borrowings under the TAO Revolving Credit Facility, including, without limitation, amounts drawn under the revolving line of credit are subject to the satisfaction of customary conditions. The TAO Senior Secured Credit Facilities were obtained without recourse to the Company or any of its affiliates (other than TAOG, TAOIH and its subsidiaries as discussed below).
The Senior Credit Agreement requires Intermediate Holdings to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. As of September 30, 2019, TAOIH was in compliance with these financial covenants.
All obligations under the TAO Senior Credit Agreement are guaranteed by TAOIH and TAOIH’s existing and future direct and indirect domestic subsidiaries (other than (i) TAOG, (ii) domestic subsidiaries substantially all of whose assets consist of controlled foreign corporations and (iii) subsidiaries designated as immaterial subsidiaries or unrestricted subsidiaries) (the “TAO Subsidiary Guarantors”, and together with TAOIH, the “TAO Guarantors”). All obligations under the TAO Senior Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of TAOG and each Guarantor (collectively, “TAO Collateral”), including, but not limited to, a pledge of the equity interests in TAOG held directly by TAOIH and the equity interests in each TAO Subsidiary Guarantor held directly or indirectly by TAOIH.
Borrowings under the TAO Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (a) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”). The TAO Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the TAO Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the TAO Senior Credit Agreement. The interest rate on the TAO Senior Credit Agreement as of September 30, 2019 was 4.55%. The outstanding amount drawn on the TAO Revolving Credit Facility was $15,000 as of September 30, 2019 and June 30, 2019, which is reported under Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet. The Company subsequently repaid the $15,000 outstanding balance under the TAO Revolving Credit Facility in October 2019.
During the three months ended September 30, 2019 and 2018, the Company made interest payments of $716 and $2,759, respectively, under the TAO Senior Credit Agreement and the predecessor credit facility.
In addition to the financial covenants described above, the TAO Senior Credit Agreement and related security agreements contain certain customary representations and warranties, affirmative covenants and events of default. The TAO Senior Credit Agreement contains certain restrictions on the ability of TAOIH, the TAOG and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the TAO Senior Credit Agreement, including, without limitation, the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) engaging in certain transactions with affiliates; (vi) amending specified agreements; (vii) merging or consolidating; (viii) making certain dispositions; and (ix) entering into agreements that restrict the granting of liens. Intermediate Holdings is subject to a customary passive holding company covenant.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Subject to customary notice and minimum amount conditions, TAOG may voluntarily prepay outstanding loans under the TAO Senior Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). The initial TAO Term Loan Facility amortizes quarterly in accordance with its terms from June 30, 2019 through March 31, 2024 with a final maturity date on May 23, 2024. TAOG is required to make mandatory prepayments on the TAO Term Loan Facility from the net cash proceeds of certain sales of assets (including TAO Collateral) or casualty insurance and/or condemnation recoveries (in each case, subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
See Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the Company’s debt maturities for the TAO Senior Secured Credit Facilities.
Deferred Financing Costs
The following table summarizes the presentation of the TAO Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of September 30, 2019 and June 30, 2019.

	September 30, 2019
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,000	$(208)	$4,792
Long-term debt, net of deferred financing costs (a)	32,500	(759)	31,741
Total	$37,500	$(967)	$36,533

	June 30, 2019
	TAO Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$6,250	$(208)	$6,042
Long-term debt, net of deferred financing costs (a)	33,750	(831)	32,919
Total	$40,000	$(1,039)	$38,961
_________________

(a)
In addition to the outstanding balance associated with the TAO Term Loan Facility disclosed above, the Company’s Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets as of September 30, 2019 and June 30, 2019 also include $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021, and $15,000 outstanding balance under the TAO Revolving Credit Facility.

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility as reported on the accompanying consolidated balance sheet:

	September 30, 2019	June 30, 2019
Other current assets	$760	$760
Other assets	1,082	1,273

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 12. Pension Plans and Other Postretirement Benefit Plan
See Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the Company’s defined benefit pension plans (“Pension Plans”), postretirement benefit plan (“Postretirement Plan”), The Madison Square Garden 401(k) Savings Plan and the MSG Sports & Entertainment, LLC Excess Savings Plan (collectively, the “Savings Plans”), and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”).
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the three months ended September 30, 2019 and 2018. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$28	$20	$18	$28
Interest cost	1,328	1,473	28	58
Expected return on plan assets	(1,331)	(781)	—	—
Recognized actuarial loss	336	318	3	10
Amortization of unrecognized prior service credit	—	—	—	(1)
Net periodic benefit cost	$361	$1,030	$49	$95

Defined Contribution Pension Plans
For the three months ended September 30, 2019 and 2018, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follows:

Savings Plans		Union Savings Plan
Three Months Ended		Three Months Ended
September 30,		September 30,
2019	2018	2019	2018
$2,858	$2,300	$22	$22

Note 13. Share-based Compensation
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
For the three months ended September 30, 2019 and 2018, share-based compensation expense was $16,891 and $10,189, respectively. In addition, capitalized share-based compensation expense was $1,250 for the three months ended September 30, 2019. There were no costs related to share-based compensation that were capitalized for the three months ended September 30, 2018.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the three months ended September 30, 2019:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2019	229	359	$252.02
Granted (a)	117	114	$246.54
Vested	(87)	(121)	$214.27
Forfeited	(2)	(2)	$259.49
Unvested award balance, September 30, 2019	257	350	$262.85
_____________________

(a)
Includes incremental performance based RSUs (“PRSUs”) that were historically reported at a target payout of 100%. Upon meeting the performance objectives, the number of PRSUs vested at 105.5% of target.

The fair value of RSUs that vested during the three months ended September 30, 2019 was $53,522. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 91 of these RSUs, with an aggregate value of $23,446 were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2019.
The fair value of RSUs that vested during the three months ended September 30, 2018 was $44,040. The weighted-average fair value per share at grant date of RSUs granted during the three months ended September 30, 2018 was $304.32.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the three months ended September 30, 2019:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2019	543	$325.47
Granted	—	$—
Balance as of September 30, 2019	543	$325.47	6.81	$5,009
Exercisable as of September 30, 2019	144	$319.18	6.88	$1,670

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
During the three months ended September 30, 2019, the Company did not engage in any share repurchase activities under its share repurchase program. As of September 30, 2019, the Company had $259,639 of availability remaining under its stock repurchase authorization.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended September 30, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(42,080)	$(4,843)	$(46,923)
Other comprehensive loss before reclassifications	—	(10,018)	(10,018)
Amounts reclassified from accumulated other comprehensive loss (a)	339	—	339
Other comprehensive income (loss)	339	(10,018)	(9,679)
Balance as of September 30, 2019	$(41,741)	$(14,861)	$(56,602)

	Three Months Ended September 30, 2018
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Loss on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)
Reclassification of unrealized loss on available-for-sale securities (b)			5,570	5,570
Other comprehensive loss before reclassifications	—	(951)	—	(951)
Amounts reclassified from accumulated other comprehensive loss (a)	327	—	—	327
Other comprehensive income (loss)	327	(951)	—	(624)
Balance as of September 30, 2018	$(40,519)	$(1,453)	$—	$(41,972)

________________

(a)
Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income, net in the accompanying consolidated statements of operations.

(b)
As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to accumulated deficit. See Notes 10 and 18 for more information related to the investment in Townsquare and its impact on the Company’s operating results for the three months ended September 30, 2019 and 2018.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 16. Income Taxes
Income tax expense for the three months ended September 30, 2019 of $428 differs from income tax benefits derived from applying the statutory federal rate of 21% to pretax loss primarily due to an increase in valuation allowance of $26,710 and tax expense from nondeductible officers’ compensation of $1,461, partially offset by state income tax benefits of $7,735 and excess tax benefit related to share-based compensation awards of $3,510.
Income tax expense for the three months ended September 30, 2018 of $696 differs from income tax benefits derived from applying the statutory federal rate of 21% to pretax loss primarily as a result of an increase in valuation allowance of $11,334, tax expense of $3,987 primarily due to an Internal Revenue Service (“IRS”) guidance related to Tax Cuts and Jobs Act law changes, partially offset by state income tax benefit of $3,095 and excess tax benefit related to share-based compensation awards of $5,407.
The Company was notified during the third quarter of fiscal year 2018 that the IRS was commencing an audit of the federal income tax return for the year ended June 30, 2016. In October 2019, the Company was informed by the IRS that the audit resulted in no changes.
Note 17. Related Party Transactions
As of September 30, 2019, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 3.5% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”).
The Company has various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a services agreement (the “Services Agreement”). Pursuant to the Services Agreement, which is effective July 1, 2018, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. In connection with the expiration of the Services Agreement on June 30, 2019, the Company entered into an interim agreement with MSG Networks, pursuant to which the parties are providing the same services on the same terms. The Company expects to enter into a new services agreement this calendar year, which will be retroactive to July 1, 2019. MSG Networks also provides certain services to the Company, in exchange for service fees.
The Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman with MSG Networks and (ii) the Company’s Vice Chairman with MSG Networks and AMC Networks.
On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, AMC Networks and MSG Networks providing for the sharing of certain expenses associated with executive office space which is available to James L. Dolan (the Executive Chairman, Chief Executive Officer and a director of the Company, the Executive Chairman and a director of MSG Networks, and a director of AMC Networks), Charles F. Dolan (the Executive Chairman and a director of AMC Networks and a director of the Company and MSG Networks), and the DFO which is controlled by Charles F. Dolan. Effective September 2018, the Company is no longer party to this arrangement.
The Company is a party to various Aircraft Support Services Agreements (the “Support Agreements”), pursuant to which the Company provides certain aircraft support services to entities controlled by (i) the Company’s Executive Chairman, Chief Executive Officer and a director, (ii) Charles F. Dolan, a director of the Company, and (iii) Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan. On December 17, 2018, the Company terminated the agreement providing services to the entity controlled by Charles F. Dolan, and entered into a new agreement with Charles F. Dolan and certain of his children, specifically: Thomas C. Dolan (a director of the Company), Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, which provides substantially the same services as the prior agreement for

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

a new aircraft.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In connection with the Support Agreements, the Company, entered into reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by the Company’s Executive Chairman, Chief Executive Officer and a director, and Kristin A. Dolan, his wife and a director of the Company, and (ii) Charles F. Dolan, a director of the Company, and Sterling Aviation, LLC, a company controlled by Charles F. Dolan (collectively, “CFD”), pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft (the “G550 Aircraft”). On December 17, 2018, in connection with the purchase of a new aircraft (as noted above), the Company replaced the dry lease agreement with CFD with a new dry lease agreement with Sterling2k LLC, an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of CFD and the sister of the Company’s Executive Chairman and Chief Executive Officer, which provides for the Company’s usage of the new aircraft.
On May 6, 2019, the Company entered into a dry lease agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, the son of Charles F. Dolan and the brother of James L. Dolan, pursuant to which the Company may lease on a non-exclusive basis Brighid Air’s Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”). In connection with the dry lease agreement, on May 6, 2019 the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with DFO, an entity owned and controlled by Charles F. Dolan, pursuant to which the Company may utilize pilots employed by DFO for purposes of flying the Challenger when the Company is leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
The Company and each of MSG Networks and AMC Networks are party to an aircraft time sharing agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to MSG Networks and/or AMC Networks for lease on a “time sharing” basis. Additionally, the Company, MSG Networks and AMC Networks have agreed on an allocation of the costs of certain helicopter use by its shared executives.
In addition to the aircraft arrangements described above, certain executives of the Company are party to aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make certain aircraft available for lease on a “time sharing” basis for personal use in exchange for payment of actual expenses of the flight (as listed in the agreement).
From time to time the Company enters into arrangements with 605, LLC. Kristin A. Dolan, a director of the Company and spouse of James L. Dolan, is the founder and Chief Executive Officer of 605, LLC.  James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and Kristin A. Dolan own 50% of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
As of September 30, 2019 and June 30, 2019, BCE had $637 of notes payable. See Note 11 for further information.
The Company has also entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. For the three months ended September 30, 2019, the Company recorded approximately $3,199 of capital expenditures in connection with services provided to the Company under these agreements.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Revenues	$7,064	$6,734
Operating expenses (credits):
Corporate general and administrative expenses, net - MSG Networks	$(2,602)	$(2,504)
Consulting fees	—	950
Advertising expenses	43	68
Other operating expenses, net	89	(19)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues
Revenues from related parties primarily consist of local media rights recognized by MSG Sports from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets, as well as commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. As a result of the timing of recognition of media rights revenue, the Company recorded deferred revenue of $32,154 in the accompanying consolidated balance sheets as of September 30, 2019. The Company had no deferred revenue related to local media rights with MSG Networks as of June 30, 2019.
The Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory, advertising sales and consulting services to Tribeca Enterprises for a fee. On August 5, 2019, the Company sold it’s equity capital in Tribeca Enterprises. Accordingly, Tribeca Enterprises is no longer a related party of the Company, and thus the related party transactions disclosed herein that relate to Tribeca Enterprises were recognized prior to August 5, 2019. The Company is also a party to certain commercial arrangements with AMC Networks and its subsidiaries.
Corporate General and Administrative Expenses, net - MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.
For the three months ended September 30, 2019 and 2018, corporate general and administrative expenses, net - MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $2,641 and $2,508, respectively.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended September 30, 2019
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$159,007	$56,034	$—	$—	$(259)	$214,782
Direct operating expenses		105,927	24,311	121	2,276	(171)	132,464
Selling, general and administrative expenses	(a)	50,658	50,152	41,655	56	124	142,645
Depreciation and amortization	(b)	4,974	1,801	18,874	3,342	—	28,991
Operating loss		$(2,552)	$(20,230)	$(60,650)	$(5,674)	$(212)	$(89,318)
Loss in equity method investments							(1,473)
Interest income							7,316
Interest expense							(1,841)
Miscellaneous income, net	(c)						5,078
Loss from operations before income taxes							$(80,238)

Reconciliation of operating loss to adjusted operating income (loss):
Operating loss		$(2,552)	$(20,230)	$(60,650)	$(5,674)	$(212)	$(89,318)
Add back:
Share-based compensation		3,816	4,769	8,306	—	—	16,891
Depreciation and amortization		4,974	1,801	18,874	3,342	—	28,991
Other purchase accounting adjustments		—	—	—	2,332	—	2,332
Adjusted operating income (loss)		$6,238	$(13,660)	$(33,470)	$—	$(212)	$(41,104)

Other information:
Capital expenditures	(d)	$2,592	$6,596	$83,798	$—	$—	$92,986

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended September 30, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$162,953	$55,352	$—	$—	$(170)	$218,135
Direct operating expenses		107,785	15,319	21	954	(170)	123,909
Selling, general and administrative expenses	(a)	48,969	42,217	24,076	59	—	115,321
Depreciation and amortization	(b)	4,482	1,942	19,270	3,996	—	29,690
Operating income (loss)		$1,717	$(4,126)	$(43,367)	$(5,009)	$—	$(50,785)
Earnings in equity method investments							10,525
Interest income							7,174
Interest expense							(4,033)
Miscellaneous income, net	(c)						3,767
Loss from operations before income taxes							$(33,352)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$1,717	$(4,126)	$(43,367)	$(5,009)	$—	$(50,785)
Add back:
Share-based compensation		2,841	2,772	4,576	—	—	10,189
Depreciation and amortization		4,482	1,942	19,270	3,996	—	29,690
Other purchase accounting adjustments		—	—	—	$1,013	$—	1,013
Adjusted operating income (loss)		$9,040	$588	$(19,521)	$—	$—	$(9,893)

Other information:
Capital expenditures	(d)	$8,299	$912	$32,804	$—	$—	$42,015
_________________

(a)
Corporate and Other’s selling, general and administrative expenses primarily consist of unallocated corporate general and administrative costs, including expenses associated with the Company’s content development and technology associated with the Company’s MSG Sphere initiative, as well as other business development activities.

(b)
Corporate and Other principally includes depreciation and amortization of The Garden, Hulu Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(c)
Miscellaneous income, net for the three months ended September 30, 2019 and 2018 includes $5,293 and $4,364, respectively, of unrealized gain for the Company’s investment in Townsquare in accordance with ASU No. 2016-01. In addition, miscellaneous income, net for the three months ended September 30, 2019 and 2018 also includes non-service cost components of net periodic pension and postretirement benefit cost in accordance with ASU No. 2017-07. See Note 12 for further details on the non-service cost components of net periodic pension and postretirement benefit cost.

(d)	Substantially all of Corporate and Other’s capital expenditures for the three months ended September 30, 2019 and 2018 are related to the Company’s planned MSG Spheres in Las Vegas and London.
Substantially all revenues and a significant majority of assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” “MSG,” or the “Company”), including, possible impacts from the timing and costs of new venue construction, increased investment in personnel, content and technology for the MSG Spheres, the potential spin-off of the Company’s entertainment businesses (the “Entertainment Distribution”), and the winding down of Obscura’s third-party production business. See Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Entertainment Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•	activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including our venues;

•
the continued popularity and success of the Tao Group Hospitality restaurants and nightlife and hospitality venues, as well as its existing brands, and the ability to successfully open and operate new restaurants and nightlife and hospitality venues;

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

•	the impact of any government plans to redesign New York City’s Pennsylvania Station;

•	a default by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability of our investees and others to repay loans and advances we have extended to them;

•	our ownership of professional sports franchises in the NBA and NHL and certain related transfer restrictions on our common stock;

•	the tax-free treatment of the 2015 Distribution;

•	whether or not we pursue and complete the Entertainment Distribution and, if so, its impact on our business, financial condition and results of operations; and

•	the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports.
MSG Entertainment includes live entertainment events including concerts and other live events, such as family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through Tao Group Hospitality and BCE. Tao Group Hospitality is a hospitality group with globally recognized entertainment, dining and nightlife brands including Tao, Marquee, Lavo, Avenue, Beauty & Essex and Cathédrale. BCE owns and operates New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original production — the Christmas Spectacular.

MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Hartford Wolf Pack of the AHL, and the Westchester Knicks of the NBAGL. For the three months ended September 30, 2018, MSG Sports also included the Liberty of the WNBA, which was sold in January 2019. Our professional sports franchises are collectively referred to herein as our “sports teams.” MSG Sports also includes CLG, a premier North American esports organization, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as our “esports teams,” and, together with our sports teams, our “teams.” In addition, our sports business also promotes, produces and/or presents a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, and college wrestling.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
Factors Affecting Results of Operations
For the three months ended September 30, 2018, MSG Sports also included the Liberty of the WNBA, which was sold in January 2019.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 on a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our segments.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2020. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2019 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 versus the Three Months Ended September 30, 2018
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percentage
Revenues	$214,782	$218,135	$(3,353)	(2)%

Direct operating expenses	132,464	123,909	8,555	7%
Selling, general and administrative expenses	142,645	115,321	27,324	24%
Depreciation and amortization	28,991	29,690	(699)	(2)%
Operating loss	(89,318)	(50,785)	(38,533)	(76)%
Other income (expense):
Earnings (loss) in equity method investments	(1,473)	10,525	(11,998)	NM
Interest income, net	5,475	3,141	2,334	74%
Miscellaneous income, net	5,078	3,767	1,311	35%
Loss from operations before income taxes	(80,238)	(33,352)	(46,886)	(141)%
Income tax expense	(428)	(696)	268	39%
Net loss	(80,666)	(34,048)	(46,618)	(137)%
Less: Net loss attributable to redeemable noncontrolling interests	(163)	(513)	350	68%
Less: Net loss attributable to nonredeemable noncontrolling interests	(522)	(1,323)	801	61%
Net loss attributable to The Madison Square Garden Company’s stockholders	$(79,981)	$(32,212)	$(47,769)	(148)%
_________________
NM — Percentage is not meaningful
The following is a summary of changes in our segments’ operating results for the three months ended September 30, 2019 as compared to the prior year period.

Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment (a)	$(3,946)	$(1,858)	$1,689	$492	$(4,269)
MSG Sports (a)	682	8,992	7,935	(141)	(16,104)
Corporate and Other	—	100	17,579	(396)	(17,283)
Purchase accounting adjustments	—	1,322	(3)	(654)	(665)
Inter-segment eliminations	(89)	(1)	124	—	(212)
	$(3,353)	$8,555	$27,324	$(699)	$(38,533)
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.

 Selling, general and administrative expenses - Corporate and Other
 Selling, general and administrative expenses in Corporate and Other for the three months ended September 30, 2019 increased $17,579, or 73%, to $41,655 as compared to the prior year period. The increase was primarily due to higher expenses in Corporate and Other, mainly the result of increased employee compensation related to Corporate and the Company's MSG Sphere initiative, as well as additional expenses in MSG Sphere-related content development and technology.
Depreciation & amortization
Depreciation and amortization for the three months ended September 30, 2019 decreased $699, or 2%, to $28,991 as compared to the prior year period. The decrease was primarily due to certain assets and purchase accounting adjustments related to intangible and equipment being fully depreciated and amortized, partially offset by depreciation and amortization for a new venue associated with the entertainment dining and nightlife offerings and equipment associated with the development of MSG Sphere initiative in the current year period.
Operating loss - Corporate and Other
Operating loss in Corporate and Other for the three months ended September 30, 2019 increased $17,283, or 40%, to $60,650 as compared to the prior year period. The increase was primarily due to higher selling, general and administrative expenses as discussed above, slightly offset by lower depreciation and amortization. See Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Earnings (loss) in equity method investments
Loss in equity method investments for the three months ended September 30, 2019 was $1,473 as compared to earnings in equity method investments of $10,525 in the prior year period. The decrease was primarily due to the absence of the equity earnings from AMSGE and Tribeca Enterprises in the current year period, as these investments were sold in December 2018 and August 2019, respectively.
Interest income, net
Net interest income for the three months ended September 30, 2019 increased $2,334, or 74%, to $5,475 as compared to the prior year period primarily due to lower interest expense associated with the Tao Group Hospitality, as a result of the refinancing of its credit facility in May 2019, which resulted in a reduction of the outstanding balance payable to the third parties by entering into an intercompany subordinated credit agreement with the Company, as well as lower interest rate under the TAO Senior Credit Agreement in the current year period as compared to the previous credit facility during the prior year period.
Miscellaneous income, net
Net miscellaneous income for the three months ended September 30, 2019 increased $1,311, or 35%, to $5,078 as compared to the prior year period. The increase was primarily due to higher unrealized gain recorded for the Company’s investment in Townsquare in the current year period as compared to the prior year period.
Income taxes
See Note 16 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.

Adjusted operating loss
The following is a reconciliation of operating loss to adjusted operating loss:

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percentage
Operating loss	$(89,318)	$(50,785)	$(38,533)	(76)%
Share-based compensation	16,891	10,189
Depreciation and amortization (a)	28,991	29,690
Other purchase accounting adjustments	2,332	1,013
Adjusted operating loss	$(41,104)	$(9,893)	$(31,211)	NM
_________________
NM — Percentage is not meaningful

(a)	Depreciation and amortization includes purchase accounting adjustments of $3,342 and $3,996 for the three months ended September 30, 2019 and 2018, respectively.
Adjusted operating loss for the three months ended September 30, 2019 increased $31,211 to $41,104 as compared to the prior year period. The net increase was attributable to the following:

Decrease in adjusted operating income of MSG Entertainment	$(2,802)
Decrease in adjusted operating income of MSG Sports	(14,248)
Increase in adjusted operating loss in Corporate and Other	(13,949)
Inter-segment eliminations	(212)
$(31,211)
The increase in adjusted operating loss in Corporate and Other was lower than the increase in operating loss primarily due to higher share-based compensation, slightly offset by lower depreciation and amortization.

Net loss attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended September 30, 2019, the Company recorded $163 of net loss attributable to redeemable noncontrolling interests and $522 of net loss attributable to nonredeemable noncontrolling interests as compared to $513 of net loss attributable to redeemable noncontrolling interests and $1,323 of net loss attributable to nonredeemable noncontrolling interests for the three months ended September 30, 2018. These amounts represent the share of net loss from the Company’s investments in Tao Group Hospitality, BCE, and CLG that are not attributable to the Company. In addition, the net loss attributable to redeemable and nonredeemable noncontrolling interests includes a proportional share of expenses related to purchase accounting adjustments.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income for MSG Entertainment.

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percentage
Revenues	$159,007	$162,953	$(3,946)	(2)%
Direct operating expenses	105,927	107,785	(1,858)	(2)%
Selling, general and administrative expenses	50,658	48,969	1,689	3%
Depreciation and amortization	4,974	4,482	492	11%
Operating income (loss)	$(2,552)	$1,717	$(4,269)	NM
Reconciliation to adjusted operating income:
Share-based compensation	3,816	2,841
Depreciation and amortization	4,974	4,482
Adjusted operating income	$6,238	$9,040	$(2,802)	(31)%
_________________
NM — Percentage is not meaningful
Revenues
Revenues for the three months ended September 30, 2019 decreased $3,946, or 2%, to $159,007 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in event-related revenues from other live events	$(6,240)
Decrease in revenues from Obscura	(4,555)
Increase in event-related revenues from concerts	6,266
Increase in revenues associated with entertainment dining and nightlife offerings	2,385
Other net decreases	(1,802)
$(3,946)
The decrease in event-related revenues from other live events was primarily due to the impact of a large scale special event held at Radio City Music Hall during the prior year period. The Company did not have a comparable special event in the current year period.
The decrease in revenues from Obscura was due to the Company’s decision to wind down Obscura’s third party production business to focus on MSG Sphere development.
The increase in event-related revenues from concerts was primarily due to additional events held at the Company’s venues during the current year period as compared to the prior year period, partially offset by lower per-event revenue in the current year period as compared to the prior year period.
The increase in revenues associated with entertainment dining and nightlife offerings was primarily due to the impact of new venues partially offset by lower revenues at other venues, including the impact of closing one venue in New York in January 2019. Tao Group Hospitality’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of Tao Group Hospitality’s consolidation.
Other net decreases include the impact of the expiration of the booking agreement with the Wang Theatre in February 2019.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2019 decreased $1,858, or 2%, to $105,927 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in event-related direct operating expenses associated with other live events	$(4,860)
Decrease in direct operating expenses associated with Obscura	(3,976)
Increase in event-related direct operating expenses associated with concerts	6,410
Increase in direct operating expenses associated with entertainment dining and nightlife offerings	1,613
Other net decreases	(1,045)
$(1,858)
The decrease in event-related direct operating expenses from other live events was primarily due to the impact of a large scale special event held at Radio City Music Hall during the prior year period. The Company did not have a comparable special event in the current year period.
The decrease in direct operating expenses associated with Obscura was due to the Company’s decision to wind down Obscura’s third party production business to focus on MSG Sphere development.
The increase in event-related direct operating expenses from concerts was primarily due to additional events held at the Company’s venues partially offset by lower per-event expenses in the current year period as compared to the prior year period.
The increase in direct operating expenses associated with entertainment dining and nightlife offerings was primarily due to costs associated with the opening of a new venue partially offset by lower costs of food and beverage and employee compensation and related benefit, as well as the absence of costs related to one venue that was closed in New York in January 2019.
Other net decreases include the impact of the expiration of the booking agreement with the Wang Theatre in February 2019.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2019 increased $1,689, or 3%, to $50,658 as compared to the prior year period. The increase was primarily due to higher employee compensation and related benefits and an increase in professional fees. The increase was partially offset by lower selling, general and administrative costs associated with Obscura due to the Company’s decision to wind down Obscura’s third party production business to focus on MSG Sphere development and the impact of venue pre-opening costs associated with entertainment dining and nightlife offerings during the prior year period.
Depreciation & amortization
Depreciation and amortization for the three months ended September 30, 2019 increased $492, or 11%, to $4,974 as compared to the prior year period. The increase was primarily due to the capital expenditures associated with the opening of a new venue in entertainment dining and nightlife offerings.
Operating income (loss)
Operating loss for the three months ended September 30, 2019 was $2,552 as compared to an operating income of $1,717 in the prior year period due to a decrease in revenues as well as higher selling, general and administrative expenses, partially offset by lower direct operating expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended September 30, 2019 decreased $2,802, or 31%, to $6,238 as compared to the prior year period. The decrease was lower than a decrease in operating income primarily due to higher share-based compensation expense and, to a lesser extent, an increase in depreciation and amortization.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating loss to adjusted operating income (loss) for MSG Sports.

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	Percentage
Revenues	$56,034	$55,352	$682	1%
Direct operating expenses	24,311	15,319	8,992	59%
Selling, general and administrative expenses	50,152	42,217	7,935	19%
Depreciation and amortization	1,801	1,942	(141)	(7)%
Operating loss	$(20,230)	$(4,126)	$(16,104)	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	4,769	2,772
Depreciation and amortization	1,801	1,942
Adjusted operating income (loss)	$(13,660)	$588	$(14,248)	NM
_________________
NM — Percentage is not meaningful
Revenues
Revenues for the three months ended September 30, 2019 increased $682, or 1%, to $56,034 as compared to the prior year period. The net increase was attributable to the following:

Increase in event-related revenues from other live sporting events	$1,654
Increase in suite license fee revenues	476
Decrease in professional sports teams’ pre/regular season ticket-related revenues	(956)
Decrease in professional sports teams’ sponsorship and signage revenues and ad sales commission	(808)
Other net increases	316
$682
The increase in event-related revenues from other live sporting events was due to higher per event revenue during the current year period as compared to the prior year period.
The increase in suite license fee revenues was due to rate increases, partially offset by lower sales of suite products.
The decrease in professional sports teams’ pre/regular season ticket-related revenues was primarily due to the absence of Liberty games in the current year period, as the Liberty was sold in January 2019, and lower average Rangers per-game revenue during the current year period as compared to the prior year period.
The decrease in professional sports teams’ sponsorship and signage revenues and ad sales commission was primarily due to lower sales of existing sponsorship and signage inventory and the impact of the sale of the Liberty in January 2019, slightly offset by sales of new sponsorship and signage inventory.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2019 increased $8,992, or 59%, to $24,311 as compared to the prior year period. The net increase was attributable to the following:

Increase in net provisions for certain team personnel transactions	$10,910
Increase in event-related expenses associated with other live sporting events	1,266
Decrease in net provisions for league revenue sharing expense (excluding playoffs)	(2,169)
Decrease in other team operating expenses not discussed elsewhere in this table	(1,463)
Other net increases	448
$8,992
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended		Increase
	September 30,
	2019	2018
Net provisions for certain team personnel transactions	$10,243	$(667)	$10,910
Team personnel transactions for the three months ended September 30, 2019 include a net expense for waiver/contract termination costs. Team personnel transactions for the three months ended September 30, 2018 was a net credit due to the recoveries associated with previously recorded waiver/contract termination costs was higher than the waiver/contract termination costs incurred in the period.
The increase in event-related expenses associated with other live sporting events was due to higher per event expenses during the current year period as compared to the prior year period.
Net provisions for league revenue sharing expense (excluding playoffs) were as follows:

	Three Months Ended		Decrease
	September 30,
	2019	2018
Net provisions for league revenue sharing expense (excluding playoffs)	$(1,296)	$873	$(2,169)
The decrease in net provisions for league revenue sharing expense (excluding playoffs) was related to adjustments to prior season’s revenue sharing expense.
The decrease in other team operating expenses was primarily due to the absence of Liberty related expenses as the team was sold in January 2019, a decrease in league assessments and lower day-of-events costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2019 increased $7,935, or 19%, to $50,152 as compared to the prior year period primarily due to higher employee compensation and related benefits.
Operating loss
Operating loss for the three months ended September 30, 2019 increased $16,104 to $20,230 as compared to the prior year period primarily due to higher direct operating expenses and an increase in selling, general and administrative expenses, slightly offset by higher revenues, as discussed above.
Adjusted operating income (loss)
Adjusted operating income for the three months ended September 30, 2019 decreased $14,248 to a loss of $13,660, as compared to the prior year period. The change was lower than the increase in operating loss primarily due to higher share-based compensation, slightly offset by lower depreciation and amortization.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and maximum borrowing capacity under our $390,000 revolving credit facilities (see Note 11 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility, and TAO Revolving Credit Facility). Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in Las Vegas and London), investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations and mandatory purchases from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic conditions could adversely impact its ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including approximately $952,000 in unrestricted cash and cash equivalents and $105,000 of short-term investments as of September 30, 2019, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows, over the next 12 months, to fund our operations, to pursue the development of the new venues discussed below and other new business opportunities and to repurchase shares of the Company’s Class A Common Stock (see Note 10 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s short-term investments).
Tao Group Hospitality’s principal uses of cash include working capital related items, investments in new venues, tax-related cash distributions, interest expense payments and repayment of debt. Tao Group Hospitality plans to grow its business through the opening of new venues. Tao Group Hospitality regularly monitors and assesses its ability to meet its funding and investment requirements. Over the next 12 months, the Company believes that Tao Group Hospitality has sufficient liquidity from cash on hand, cash generated from operations and its revolving credit facility to fund its operations, service debt obligations and pursue new business opportunities.
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
In June, the Company announced that it engaged AECOM - a leading builder known for creating bold, innovative projects - as its general contractor for the Las Vegas project. We made the strategic decision to enter into a “cost plus” construction contract with AECOM. While this type of contract adds to the complexity of the cost estimation process, we believe our “cost plus” construction contract with AECOM will help our efforts to maximize the quality of the work, while permitting us to play a more vigilant role in managing the project’s costs, including full transparency into the selection of, negotiations with, and labor and materials utilized by subcontractors.
In order to further drive cost control, under the terms of the construction contract, if the “hard” construction costs come in greater than an “incentive benchmark” agreed upon by the Company and AECOM, AECOM will receive lower fees for those amounts above the benchmark. The process of setting the incentive benchmark began in July when AECOM provided the Company with its proposal, representing its estimate of the hard construction costs of the project. AECOM’s initial benchmark proposal, together with the costs of additional core technology and estimated soft costs, results in a project cost estimate that is approximately $1,700,000. We believe this cost estimate is too high and are now in the contractual process of reviewing, testing and challenging the elements of AECOM’s estimates and assumptions. We are also reviewing our plans to ensure we are efficiently and effectively achieving our design objectives to further reduce costs. We intend to do this in a granular fashion using, among other resources, our outside project manager. We believe we will be successful in achieving significant cost reductions through this process, while noting that there are no assurances that we will reach an agreement on the incentive benchmark.

The above cost estimates for the MSG Sphere in Las Vegas have been reduced to reflect the $75,000 that the Las Vegas Sands Corp. has agreed to pay the Company to defray the construction costs of a pedestrian bridge that will link the venue to the Sands Expo Convention Center, of which $37,500 was received during the three months ended September 30, 2019. The estimates and costs also do not contain significant capitalized and non-capitalized costs for items such as content creation, internal labor costs, and furniture and equipment. Such actual construction costs for MSG Sphere in Las Vegas incurred through September 30, 2019 were approximately $187,000, excluding the benefit of the funds received from Las Vegas Sands Corp. As with any major construction project, the construction of MSG Spheres is subject to potential unexpected delays, costs or other complications. Our goal is to open MSG Sphere in Las Vegas in calendar year 2021.
See Exhibit 10.65 to our Form 10-K for the year ended June 30, 2019 for a copy of the Construction Agreement, dated May 13, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (AECOM).
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to the Company’s second MSG Sphere and first large-scale international venue. Cost estimates for MSG Sphere in London are still in development as the Company continues to refine its design, which it currently expects will be substantially similar to MSG Sphere in Las Vegas, including having approximately the same seating capacity. The Company submitted a planning application to the local planning authority in March 2019 and had anticipated a determination by the end of calendar year 2019. The planning authority’s process will now continue into calendar 2020. We also want to apply our learnings in Las Vegas to our design and construction plans for the MSG Sphere in London. As a result, while we had previously indicated that we expected to open our London venue approximately one year after Las Vegas, that opening time frame is no longer possible. As we work through the planning application and design process, our timeline will continue to evolve and, therefore, we do not have a target opening date at this time.
We anticipate that MSG Sphere in Las Vegas will generate substantial incremental revenue and adjusted operating income on an annual basis. For additional information regarding the Company’s capital expenditures related to the MSG Spheres for the three months ended September 30, 2019, see Note 18 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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
Financing Agreements and Stock Repurchases
See Note 11 and Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company pays fees for the letters of credit that are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of September 30, 2019, the Company had $12,512 of letters of credit outstanding pursuant to which fees were credited against a note investment, which included two letters of credit for $750 pertaining to Tao Group Hospitality as of June 30, 2019.
Contractual Obligations
The Company adopted ASU No. 2016-02, Leases (Topic 842), on July 1, 2019. As a result, the contractual obligations related to future lease payments, which were historically reported as off-balance sheet commitments, are now reflected on the consolidated balance sheet as lease liabilities as of September 30, 2019. See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more details about the lease liabilities. Except as described above with respect to lease accounting, the Company did not have any material changes in its contractual obligations since the end of fiscal year 2019 other than activities in the ordinary course of business.

Cash Flow Discussion

As of September 30, 2019, cash, cash equivalents and restricted cash totaled $983,535, as compared to $1,117,901 as of June 30, 2019. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(34,234)	$(44,672)
Net cash used in investing activities	(74,236)	(94,503)
Net cash used in financing activities	(23,946)	(16,632)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,950)	400
Net decrease in cash, cash equivalents and restricted cash	$(134,366)	$(155,407)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2019 decreased by $10,438 to $34,234 as compared to the prior year period primarily due to changes in certain assets and liabilities partially offset by an increase in net loss adjusted for non-cash items. The changes in certain assets and liabilities is primarily due to a receipt of $37,500 from Las Vegas Sands Corp. in connection with the ground lease in Las Vegas. This was partially offset by an increase in net loss adjusted for non-cash items impacted by a loss in equity method investments in the current year period as compared to earnings in the prior year period and higher share-based compensation expense in the current year period.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2019 decreased by $20,267 to $74,236 as compared to the prior year period primarily due to (i) the Company’s investments in SACO during the prior year period, as compared to no investments were made during the current year period, (ii) a proceed received from the sale of the Company’s 50% interest in Tribeca in the current year period, and (iii) acquisition of notes receivable during the prior year period as compared to none during the current year period. These were partially offset by higher capital expenditures in the current year period as compared to the prior year period, of which substantially all are related to the Company’s planned MSG Spheres in Las Vegas and London.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2019 increased by $7,314 to $23,946 as compared to the prior year period primarily due to an increase in taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period.
Seasonality of Our Business
The dependence of MSG Entertainment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company’s fiscal year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year.
In addition, while it does not have a material impact on seasonality of our business, the first and third calendar quarters are seasonally lighter quarters for Tao Group Hospitality as compared to its second and fourth calendar quarters. As the Company consolidates Tao Group Hospitality results of operations on a three-month lag basis, the seasonally lighter quarters for Tao Group Hospitality will be reflected in the second and fourth quarters of the Company’s fiscal year.

Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2020. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2019 except for the adoption of ASC Topic 842, Leases in the first quarter of fiscal year 2020. See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of leases.
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
For purposes of evaluating goodwill for impairment, the Company has three reporting units across its two operating segments, which are MSG Sports, MSG Entertainment and Tao Group Hospitality.
The goodwill balance reported on the Company’s consolidated balance sheet as of September 30, 2019 by reporting unit was as follows:

MSG Sports	$226,955
MSG Entertainment	76,975
Tao Group Hospitality	88,583
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

The Company elected to perform the qualitative assessment of impairment for the goodwill for all of the Company’s reporting units for the fiscal year 2020 annual impairment test. These assessments considered factors such as:

•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance of the reporting units;

•	other relevant company-specific factors such as changes in management, strategy or customers; and

•	relevant reporting unit specific events such as changes in the carrying amount of net assets.
During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. Based on these impairment tests, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2019 by reportable segment:

Sports franchises (MSG Sports)	$111,064
Trademarks (MSG Entertainment)	62,421
Photographic related rights (MSG Sports)	3,000
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
The Company elected to perform the qualitative assessment of impairment for the indefinite-lived intangible assets for all of the Company’s reporting units for the fiscal year 2020 annual impairment test. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:

•	cost factors;

•	financial performance;

•	legal, regulatory, contractual, business or other factors;

•	other relevant company-specific factors such as changes in management, strategy or customers;

•	industry and market considerations; and

•	macroeconomic conditions.

During the first quarter of fiscal year 2020, the Company performed its annual impairment test of the identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date. Based on results of the impairment tests performed, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Contingent Consideration
See Note 10 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the fair value of the Company’s deferred and contingent consideration liabilities related to the acquisitions of Tao Group Hospitality and CLG.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans, interest rate risk exposure, foreign currency exchange rate risk, and commodity risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2019.
As of September 30, 2019, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $14.6 million in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2019, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended September 30, 2019, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November 2019.

The Madison Square Garden Company

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President and Chief Financial Officer