Form 10-Q
period 2019-12-31
Madison Square Garden Co
filed 2020-02-07
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2020:

Class A Common Stock par value $0.01 per share	—	19,459,798
Class B Common Stock par value $0.01 per share	—	4,529,517

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,000,103	$1,086,372
Restricted cash	43,001	31,529
Short-term investments	113,020	108,416
Accounts receivable, net	130,890	96,856
Net related party receivables	1,750	1,483
Prepaid expenses	65,350	45,150
Other current assets	51,055	43,303
Total current assets	1,405,169	1,413,109
Investments and loans to nonconsolidated affiliates	63,241	84,560
Property and equipment, net of accumulated depreciation and amortization of $815,032 and $766,065 as of December 31, 2019 and June 30, 2019, respectively	1,576,117	1,380,392
Right-of-use lease assets	241,833	—
Amortizable intangible assets, net	167,601	220,706
Indefinite-lived intangible assets	176,485	176,485
Goodwill	392,513	392,513
Other assets	58,596	95,786
Total assets	$4,081,555	$3,763,551

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	December 31, 2019	June 30, 2019
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$41,602	$25,009
Net related party payables, current	28,738	19,048
Current portion of long-term debt, net of deferred financing costs	4,792	6,042
Accrued liabilities:
Employee related costs	115,184	137,660
Other accrued liabilities	259,430	211,403
Operating lease liabilities, current	51,206	—
Collections due to promoters	60,815	67,212
Deferred revenue	308,238	293,410
Total current liabilities	870,005	759,784
Related party payables, noncurrent	—	172
Long-term debt, net of deferred financing costs	31,160	48,556
Operating lease liabilities, noncurrent	189,978	—
Defined benefit and other postretirement obligations	33,255	41,318
Other employee related costs	72,670	62,015
Deferred tax liabilities, net	79,780	79,098
Other liabilities	59,807	66,221
Total liabilities	1,336,655	1,057,164
Commitments and contingencies (see Note 10)
Redeemable noncontrolling interests	66,223	67,627
The Madison Square Garden Company Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,357 and 19,229 shares outstanding as of December 31, 2019 and June 30, 2019, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2019 and June 30, 2019	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2019 and June 30, 2019	—	—
Additional paid-in capital	2,833,867	2,845,961
Treasury stock, at cost, 1,090 and 1,219 shares as of December 31, 2019 and June 30, 2019, respectively	(185,893)	(207,790)
Retained earnings	43,163	29,003
Accumulated other comprehensive loss	(33,070)	(46,923)
Total The Madison Square Garden Company stockholders’ equity	2,658,316	2,620,500
Nonredeemable noncontrolling interests	20,361	18,260
Total equity	2,678,677	2,638,760
Total liabilities, redeemable noncontrolling interests and equity	$4,081,555	$3,763,551

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenues (a)	$628,805	$632,187	$843,587	$850,322

Operating expenses:
Direct operating expenses (b)	371,338	386,809	503,802	510,718
Selling, general and administrative expenses (c)	148,414	136,935	291,059	252,256
Depreciation and amortization	28,211	30,166	57,202	59,856
Operating income (loss)	80,842	78,277	(8,476)	27,492
Other income (expense):
Earnings (loss) in equity method investments	(1,170)	9,487	(2,643)	20,012
Interest income (d)	6,269	6,899	13,585	14,073
Interest expense	(1,715)	(5,176)	(3,556)	(9,209)
Miscellaneous income (expense), net	9,299	(12,863)	14,377	(9,096)
	12,683	(1,653)	21,763	15,780
Income from operations before income taxes	93,525	76,624	13,287	43,272
Income tax expense	(1,176)	(656)	(1,604)	(1,352)
Net income	92,349	75,968	11,683	41,920
Less: Net loss attributable to redeemable noncontrolling interests	(1,241)	(3,142)	(1,404)	(3,655)
Less: Net loss attributable to nonredeemable noncontrolling interests	(551)	(2,489)	(1,073)	(3,812)
Net income attributable to The Madison Square Garden Company’s stockholders	$94,141	$81,599	$14,160	$49,387

Basic earnings per common share attributable to The Madison Square Garden Company’s stockholders	$3.94	$3.43	$0.59	$2.08
Diluted earnings per common share attributable to The Madison Square Garden Company’s stockholders	$3.93	$3.42	$0.59	$2.07
Weighted-average number of common shares outstanding:
Basic	23,913	23,777	23,870	23,742
Diluted	23,979	23,840	23,977	23,860
_________________

(a)
Includes revenues from related parties of $67,500 and $65,012 for the three months ended December 31, 2019 and 2018, respectively, and $74,564 and $71,746 for the six months ended December 31, 2019 and 2018, respectively.

(b)
Includes net charges from related parties of $169 and $325 for the three months ended December 31, 2019 and 2018, respectively, and $390 and $489 for the six months ended December 31, 2019 and 2018, respectively.

(c)
Includes net charges to related parties of $(2,773) and $(1,772) for the three months ended December 31, 2019 and 2018, respectively, and $(5,464) and $(3,441) for the six months ended December 31, 2019 and 2018, respectively.

(d)	Includes interest income from nonconsolidated affiliates of $1,181 and $2,334 for the three and six months ended December 31, 2018, respectively.

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2019		2018		2019		2018
Net income		$92,349		$75,968		$11,683		$41,920
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$346		$328		$685		$656
Amortization of prior service credit included in net periodic benefit cost	—	346	(2)	326	—	685	(3)	653
Cumulative translation adjustments		23,186		(2,251)		13,168		(3,202)
Other comprehensive income (loss)		23,532		(1,925)		13,853		(2,549)
Comprehensive income		115,881		74,043		25,536		39,371
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(1,241)		(3,142)		(1,404)		(3,655)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(551)		(2,489)		(1,073)		(3,812)
Comprehensive income attributable to The Madison Square Garden Company’s stockholders		$117,673		$79,674		$28,013		$46,838

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income	$11,683	$41,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,202	59,856
Provision for deferred income taxes	682	1,074
Share-based compensation expense	33,585	30,404
Loss (earnings) in equity method investments, net of income distributions	2,643	(20,012)
Purchase accounting adjustments associated with leases	3,389	2,167
Unrealized (gain) loss on equity investment with readily determinable fair value	(14,725)	7,667
Other non-cash adjustments	2,227	494
Change in assets and liabilities:
Accounts receivable, net	(34,188)	(56,781)
Net related party receivables	(267)	(1,827)
Prepaid expenses and other assets	(40,748)	(33,844)
Accounts payable	16,593	5,361
Net related party payables	9,518	8,113
Accrued and other liabilities	58,400	10,045
Collections due to promoters	(6,397)	(29,444)
Deferred revenue	12,184	3,326
Operating lease right-of-use assets and lease liabilities	(609)	—
Net cash provided by operating activities	$111,172	$28,519
Cash flows from investing activities:
Capital expenditures	$(221,335)	$(81,053)
Proceeds from insurance recoveries	476	—
Payments for acquisition of assets	(1,000)	—
Purchase of short-term investments	(106,063)	—
Proceeds from maturity of short-term investment	106,587	—
Investments and loans to nonconsolidated affiliates	(63)	(52,064)
Proceeds from sale of nonconsolidated affiliate	18,000	125,000
Loan repayment received from subordinated note	58,735	—
Cash received (paid) for notes receivable	750	(7,761)
Net cash used in investing activities	$(143,913)	$(15,878)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	$(26,264)	$(19,525)
Noncontrolling interest holders capital contribution	2,000	5,026
Distributions to noncontrolling interest holders	(535)	(259)
Loans from noncontrolling interest holders	—	606
Repayment of revolving credit facility	(15,000)	—
Principal repayment on long-term debt	(3,750)	(3,929)
Payment of contingent consideration	(200)	—
Net cash used in financing activities	$(43,749)	$(18,081)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,693	398
Net decrease in cash, cash equivalents and restricted cash	(74,797)	(5,042)
Cash, cash equivalents and restricted cash at beginning of period	1,117,901	1,256,620
Cash, cash equivalents and restricted cash at end of period	$1,043,104	$1,251,578
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$47,478	$6,788
Tenant improvement paid by landlord	$195	$11,114
Share-based compensation capitalized in property and equipment	$2,482	$—

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2019
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2019	$249	$2,819,449	$(186,583)	$(50,978)	$(56,602)	$2,525,535	$19,447	$2,544,982	$67,464
Net income (loss)	—	—	—	94,141	—	94,141	(551)	93,590	(1,241)
Other comprehensive income	—	—	—	—	23,532	23,532	—	23,532	—
Comprehensive income (loss)	—	—	—	—	—	117,673	(551)	117,122	(1,241)
Share-based compensation	—	17,926	—	—	—	17,926	—	17,926	—
Tax withholding associated with shares issued for equity-based compensation	—	(2,818)	—	—	—	(2,818)	—	(2,818)	—
Common stock issued under stock incentive plans	—	(690)	690	—	—	—	—	—	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	2,000	2,000	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(535)	(535)	—
Balance as of December 31, 2019	$249	$2,833,867	$(185,893)	$43,163	$(33,070)	$2,658,316	$20,361	$2,678,677	$66,223

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2018
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2018	$249	$2,795,544	$(208,975)	$(14,636)	$(41,972)	$2,530,210	$19,546	$2,549,756	$75,912
Net income (loss)	—	—	—	81,599	—	81,599	(2,489)	79,110	(3,142)
Other comprehensive loss	—	—	—	—	(1,925)	(1,925)	—	(1,925)	—
Comprehensive income (loss)	—	—	—	—	—	79,674	(2,489)	77,185	(3,142)
Share-based compensation	—	20,215	—	—	—	20,215	—	20,215	—
Tax withholding associated with shares issued for equity-based compensation	—	(1,694)	—	—	—	(1,694)	—	(1,694)	—
Common stock issued under stock incentive plans	—	(1,185)	1,185	—	—	—	—	—	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	1,927	1,927	—
Balance as of December 31, 2018	$249	$2,812,880	$(207,790)	$66,963	$(43,897)	$2,628,405	$18,984	$2,647,389	$72,770

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2019
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627
Net income (loss)	—	—	—	14,160	—	14,160	(1,073)	13,087	(1,404)
Other comprehensive income	—	—	—	—	13,853	13,853	—	13,853	—
Comprehensive income (loss)	—	—	—	—	—	28,013	(1,073)	26,940	(1,404)
Share-based compensation	—	36,067	—	—	—	36,067	—	36,067	—
Tax withholding associated with shares issued for equity-based compensation	—	(26,264)	—	—	—	(26,264)	—	(26,264)	—
Common stock issued under stock incentive plans	—	(21,897)	21,897	—	—	—	—	—	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	3,709	3,709	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(535)	(535)	—
Balance as of December 31, 2019	$249	$2,833,867	$(185,893)	$43,163	$(33,070)	$2,658,316	$20,361	$2,678,677	$66,223

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2018
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total The Madison Square Garden Company Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684
Adoption of ASU No. 2016-01	—	—	—	(5,570)	5,570	—	—	—	—
Adoption of ASC Topic 606	—	—	—	34,205	—	34,205	—	34,205	—
Net income (loss)	—	—	—	49,387	—	49,387	(3,812)	45,575	(3,655)
Other comprehensive loss	—	—	—	—	(2,549)	(2,549)	—	(2,549)	—
Comprehensive income (loss)	—	—	—	—	—	46,838	(3,812)	43,026	(3,655)
Share-based compensation	—	30,404	—	—	—	30,404	—	30,404	—
Tax withholding associated with shares issued for equity-based compensation	—	(19,525)	—	—	—	(19,525)	—	(19,525)	—
Common stock issued under stock incentive plans	—	(15,872)	15,872	—	—	—	—	—	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	5,244	5,244
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(259)
Balance as of December 31, 2018	$249	$2,812,880	$(207,790)	$66,963	$(43,897)	$2,628,405	$18,984	$2,647,389	$72,770

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
MSG Sports includes the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA G League (the “NBAGL”). These professional sports franchises are collectively referred to herein as the “sports teams.” For the three and six months ended December 31, 2018, MSG Sports also included the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), which was sold in January 2019. MSG Sports also includes other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports and college wrestling, all of which the Company promotes, produces and/or presents. In addition, MSG Sports includes Counter Logic Gaming (“CLG”), a premier North American esports organization, which the Company acquired in July 2017, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as the “esports teams,” and together with the sports teams, the “teams.”
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
Potential Spin-off Transaction
On June 27, 2018, the Company announced that its board of directors (“Board”) had authorized the Company’s management to explore a possible spin-off that would create a separately-traded public company comprised of its sports business, including the New York Knicks and New York Rangers professional sports franchises (“Sports Spinco”). On October 4, 2018, in connection with the distribution of Sports Spinco, a subsidiary of the Company submitted an initial Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”) (which has been amended). Upon completion of the contemplated separation, record holders of the Company’s common stock would have received a pro-rata distribution, expected to be equivalent, in the aggregate, to an approximately two-thirds economic interest in Sports Spinco. The remaining common stock, equivalent to an approximately one-third economic interest in Sports Spinco, was to be retained by the Company and used primarily to fund a portion of construction costs of MSG Spheres in Las Vegas and London. In October 2019, the Board reassessed the desirability of the retained interest based on the evolving timeline of the MSG Sphere in London (and related capital needs), the Company’s access to liquidity and greater tax efficiencies. Based on those considerations, on November 7, 2019, the Board authorized the Company’s management to proceed with pursuing the separation of the Company’s entertainment business (including sports bookings) from its sports businesses, but to do so without creating a retained interest.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

On November 21, 2019, the newly formed registrant, MSG Entertainment Spinco, Inc. (together with its subsidiaries, “Entertainment Spinco”), was incorporated in the State of Delaware. The Company refers to the potential spin-off as the “Entertainment Distribution.” References to “Entertainment Spinco” include the subsidiaries of the Company that will be subsidiaries of Entertainment Spinco at the time of the Entertainment Distribution. On December 2, 2019, in connection with the Entertainment Distribution, Entertainment Spinco, a subsidiary of the Company, confidentially submitted an initial draft Registration Statement on Form 10 with the SEC (which has been amended). The expectation is that the separation will take the form of a tax-free pro-rata distribution of 100% of the stock of Entertainment Spinco, a new entity that will own the Company’s entertainment business (including sports bookings), with the Company’s stockholders continuing to own 100% of the Company, whose assets will consist of the Company’s sports businesses. There can be no assurance that the proposed transaction will be completed in the manner described above, or at all. Completion of the transaction is subject to various conditions, including final Board approval, approvals from the NBA and NHL, receipt of a tax opinion from counsel and the effectiveness of the registration statement with the SEC. The Company will maintain the current operating structure and will continue to report the financial results of its entertainment business (including sports bookings) in continuing operations until the Entertainment Distribution is completed.
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
Tao Group Hospitality’s results are reported on a three-month lag basis and Tao Group Hospitality reports on a fiscal year reflecting the retail calendar that ends on the last Sunday of the calendar year (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three months ended December 31, 2019 and 2018 include Tao Group Hospitality’s operating results from July 1, 2019 to September 29, 2019 and from July 2, 2018 to September 30, 2018, respectively, and the Company’s results for the six months ended December 31, 2019 and 2018 include Tao Group Hospitality’s operating results from April 1, 2019 to September 29, 2019 and April 2, 2018 to September 30, 2018, respectively. With the exception of the balances and activities pertaining to the Tao Group Hospitality’s credit agreements entered into in May 2019, which are recorded as of December 31, 2019 and June 30, 2019 and for the three and six months ended December 31, 2019, as well as cash distributions, all other disclosures related to Tao Group Hospitality’s financial position are therefore reported as of September 29, 2019 and March 31, 2019, as applicable. See Note 12 for Tao Group Hospitality’s credit agreements entered in May 2019.

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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Accounting Standards Codification (“ASC”) Topic 840, Leases. ASU No. 2016-02, among other things, requires (i) lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities and (ii) extensive qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842) Targeted improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings.
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
See Note 8 for further details on disclosure required under ASC Topic 842.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11 to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The standard is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. Most of the disclosure requirements in ASU No. 2018-13 would need to be applied on a retrospective basis except for the guidance related to (i) unrealized gains and loss included in other comprehensive income, (ii) disclosure related to range and weighted average Level 3 unobservable inputs, and (iii) narrative disclosure requirements on measurement uncertainty, which are required to be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
In November 2019, the FASB issued ASU No. 2019-08, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements — Share-Based Consideration Payable to a Customer. This ASU requires that share-based payment awards issued to a customer in connection with a revenue arrangement be recorded as a reduction of the transaction price in revenue. The amount recorded as a reduction of the transaction price is measured using the grant-date fair value of the award and is classified in accordance with ASC Topic 718. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the statement of operations. The award is measured and classified under ASC Topic 718 for its entire life, unless the award is modified after it vests and the grantee is no longer a customer. The new guidance is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. The new guidance is effective for the Company in the first quarter of fiscal year 2022, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. The new guidance is effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and six months ended December 31, 2019 and 2018, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$281,947	$144,017	$(83)	$425,881
Sponsorship, signage and suite licenses (b)	23,857	57,268	(170)	80,955
League distributions (b)	—	46,419	—	46,419
Local media rights fees from MSG Networks (b)	—	60,527	—	60,527
Other (c)	6,888	8,235	(100)	15,023
Total revenues from contracts with customers	$312,692	$316,466	$(353)	$628,805

	Three Months Ended December 31, 2018
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$282,749	$146,721	$—	$429,470
Sponsorship, signage and suite licenses (b)	24,662	60,906	(170)	85,398
League distributions (b)	—	42,057	—	42,057
Local media rights fees from MSG Networks (b)	—	58,199	—	58,199
Other (c)	9,103	7,960	—	17,063
Total revenues from contracts with customers	$316,514	$315,843	$(170)	$632,187

	Six Months Ended December 31, 2019
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$418,695	$155,057	$(96)	$573,656
Sponsorship, signage and suite licenses (b)	38,927	79,246	(340)	117,833
League distributions (b)	—	60,844	—	60,844
Local media rights fees from MSG Networks (b)	—	66,738	—	66,738
Other (c)	14,077	10,615	(176)	24,516
Total revenues from contracts with customers	$471,699	$372,500	$(612)	$843,587

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended December 31, 2018
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$419,785	$156,963	$—	$576,748
Sponsorship, signage and suite licenses (b)	39,992	83,161	(340)	122,813
League distributions (b)	—	56,928	—	56,928
Local media rights fees from MSG Networks (b)	—	64,171	—	64,171
Other (c)	19,690	9,972	—	29,662
Total revenues from contracts with customers	$479,467	$371,195	$(340)	$850,322
_________________

(a)
Consisted of (i) ticket sales and other ticket-related revenues, (ii) Tao Group Hospitality’s entertainment dining and nightlife offerings, (iii) food, beverage and merchandise sales, and (iv) venue license fees from third-party promoters. Event-related revenues and entertainment, dining and nightlife offerings are recognized at a point in time as the related event occurs. As such, these revenues have been included in the same category in the table above.

(b)
See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for further details on the pattern of recognition of (i) sponsorship, signage and suite license revenues, (ii) league distributions, and (iii) local media rights fees from MSG Networks.

(c)
For the three and six months ended December 31, 2019 and 2018, the Company’s other revenues primarily consisted of managed venue revenues from Tao Group Hospitality and advertising commission revenue from MSG Networks. For the three and six months ended December 31, 2018, the Company’s other revenues also included revenues from Obscura Digital (“Obscura”).

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2019 and June 30, 2019.

	December 31,	June 30,
	2019	2019
Receivables from contracts with customers, net (a)	$131,079	$96,982
Contract assets, current (b)	11,395	7,314
Deferred revenue, including non-current portion (c)	318,147	305,821
_________________

(a)
Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2019 and June 30, 2019, the Company’s receivables reported above included $189 and $126, respectively, related to various related parties associated with contracts with customers. See Note 18 for further details on these related party arrangements.

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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. As of December 31, 2019, the Company’s deferred revenue related to local media rights with MSG Networks was $9,403. The Company had no deferred revenue related to local media rights with MSG Networks as of June 30, 2019. See Note 18 for further details on these related party arrangements. Revenue recognized for the six months ended December 31, 2019 relating to the deferred revenue balance as of June 30, 2019 was $161,470.

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019. This primarily relates to performance obligations under sponsorship and suite license arrangements. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal Year 2020 (remainder)	$123,605
Fiscal Year 2021	201,298
Fiscal Year 2022	154,324
Fiscal Year 2023	87,092
Fiscal Year 2024	59,824
Thereafter	133,249
$759,392

Note 4. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include a net expense for transactions relating to the Company’s sports teams for waiver/contract termination costs and player trades (“Team personnel transactions”). Team personnel transactions expense was $17,644 and $40,754 for the three months ended December 31, 2019 and 2018, respectively, and $27,887 and $40,087 for the six months ended December 31, 2019 and 2018, respectively.
Note 5. Computation of Earnings per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,913	23,777	23,870	23,742
Dilutive effect of shares issuable under share-based compensation plans	66	63	107	118
Weighted-average shares for diluted EPS	23,979	23,840	23,977	23,860
Weighted-average anti-dilutive shares	510	575	507	288

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2019	June 30, 2019	December 31, 2018	June 30, 2018
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,000,103	$1,086,372	$1,227,861	$1,225,638
Restricted cash (a)	43,001	31,529	23,717	30,982
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$1,043,104	$1,117,901	$1,251,578	$1,256,620
_________________

(a)	See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the nature of restricted cash.
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

	Ownership Percentage	Investment	Loan	Total
December 31, 2019
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$41,997	$—	$41,997
Others		7,910	—	7,910
Equity investments without readily determinable fair values (a)		13,334	—	13,334
Total investments and loans to nonconsolidated affiliates		$63,241	$—	$63,241

June 30, 2019
Equity method investments:
SACO	30%	$44,321	$—	$44,321
Tribeca Enterprises LLC (“Tribeca Enterprises”) (b)	50%	—	18,000	18,000
Others		8,372	—	8,372
Equity investments without readily determinable fair values (a)		13,867	—	13,867
Total investments and loans to nonconsolidated affiliates		$66,560	$18,000	$84,560
_________________

(a)
In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. The Company recorded an impairment charge of $533 for the six months ended December 31, 2019. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the application of the measurement alternative.

(b)
On August 5, 2019, immediately prior to the sale of the Company’s equity capital in Tribeca Enterprises for $18,000, the Company contributed the $18,000 of indebtedness under the Company’s revolving credit facility to the Company’s equity capital in Tribeca Enterprises.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Equity Investment with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds an investment of 3,208 shares of the common stock of Townsquare Media, Inc. (“Townsquare”). Townsquare is a leading media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.” In accordance with ASC Topic 321, Investments - Equity Securities, this investment is measured at readily determinable fair value and is reported under Other assets in the accompanying consolidated balance sheets as of December 31, 2019 and June 30, 2019. See Note 11 for more information on the fair value of the investment in Townsquare.
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
As of December 31, 2019, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 1 month to 18.75 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2019:

	Line Item in the Company’s Consolidated Balance Sheet
Right-of-use assets:
Operating leases	Right-of-use lease assets	$241,833
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$51,206
Operating leases, noncurrent	Operating lease liabilities, noncurrent	189,978
Total lease liabilities		$241,184

The following table summarizes the activity recorded within the Company’s consolidated statement of operations for the three and six months ended December 31, 2019:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost	Direct operating expenses	$8,151	$16,476
Operating lease cost	Selling, general and administrative expenses	4,903	9,718
Short-term lease cost	Direct operating expenses	54	432
Variable lease cost	Direct operating expenses	923	2,457
Variable lease cost	Selling, general and administrative expenses	13	26
Total lease cost		$14,044	$29,109

Supplemental Information
For the six months ended December 31, 2019, cash paid for amounts included in the measurement of lease liabilities was $27,209 and the Company had no ROU assets obtained in exchange for new operating lease liabilities.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of December 31, 2019 was 6.5 years. The weighted average discount rate was 9.45% as of December 31, 2019 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation was modified.
Maturities of operating lease liabilities as of December 31, 2019 are as follows:

Fiscal Year 2020 (remainder)	$27,751
Fiscal Year 2021	54,589
Fiscal Year 2022	54,671
Fiscal Year 2023	50,325
Fiscal Year 2024	38,329
Thereafter	126,228
Total lease payments	351,893
Less imputed interest	110,709
Total lease liabilities (a)	$241,184
________________

(a)	Operating lease payments exclude minimum lease payments related to a location associated with the entertainment dining and nightlife offerings as the Company has not yet taken possession of the space.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of December 31, 2019 and June 30, 2019 are as follows:

MSG Entertainment	$165,558
MSG Sports	226,955
$392,513

During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date.
The Company’s indefinite-lived intangible assets as of December 31, 2019 and June 30, 2019 are as follows:

Sports franchises (MSG Sports)	$111,064
Trademarks (MSG Entertainment)	62,421
Photographic related rights (MSG Sports)	3,000
$176,485

During the first quarter of fiscal year 2020, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2019	Gross	Accumulated Amortization	Net
Trade names	$99,830	$(14,822)	$85,008
Venue management contracts	79,000	(12,169)	66,831
Favorable lease assets (a)	—	—	—
Season ticket holder relationships	50,032	(49,209)	823
Non-compete agreements	11,400	(5,334)	6,066
Festival rights	8,080	(1,885)	6,195
Other intangibles	9,364	(6,686)	2,678
	$257,706	$(90,105)	$167,601

June 30, 2019	Gross	Accumulated Amortization	Net
Trade names	$100,830	$(12,228)	$88,602
Venue management contracts	79,000	(9,887)	69,113
Favorable lease assets (a)	54,253	(10,382)	43,871
Season ticket holder relationships	50,032	(47,541)	2,491
Non-compete agreements	11,400	(4,311)	7,089
Festival rights	8,080	(1,617)	6,463
Other intangibles	10,064	(6,987)	3,077
	$313,659	$(92,953)	$220,706
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

For the three months ended December 31, 2019 and 2018, amortization expense for intangible assets, excluding the amortization of favorable lease assets of $1,174 for the three months ended December 31, 2018, which is reported in rent expense, was $5,006 and $4,448, respectively. For the six months ended December 31, 2019 and 2018, amortization expense for intangible assets, excluding the amortization of favorable lease assets of $2,393 for the six months ended December 31, 2018, which is reported in rent expense, was $9,234 and $9,060, respectively.
Note 10. Commitments and Contingencies
Commitments
As more fully described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company’s commitments consist primarily of (i) the MSG Sports’ obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination and (ii) long-term noncancelable operating lease agreements primarily for Company venues, including Tao Group Hospitality venues, and various corporate offices. The Company adopted ASU No. 2016-02, Leases (Topic 842), on July 1, 2019. As a result, the contractual obligations related to future lease payments, which were historically reported as off-balance sheet commitments, are now reflected on the consolidated balance sheet as lease liabilities as of December 31, 2019. See Note 8 for more details about the lease liabilities. Except as described above with respect to lease accounting, the Company did not have any material changes in its contractual obligations since the end of fiscal year 2019 other than activities in the ordinary course of business.
In connection with the Tao Group Hospitality and CLG acquisitions, the Company has accrued deferred and contingent consideration as part of the purchase price allocation. See Note 11 for further details of the amount recorded in the accompanying consolidated balance sheet as of December 31, 2019.
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
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	December 31, 2019	June 30, 2019
Assets:
Commercial Paper	I	$169,239	$169,707
Money market accounts	I	194,807	101,517
Time deposits	I	620,613	789,833
Equity investment with readily determinable fair value	I	31,985	17,260
Total assets measured at fair value		$1,016,644	$1,078,317

All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts and time deposits approximates fair value due to their short-term maturities.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2019		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable (a)	$12,560	$12,560	$13,348	$13,348
Short-term investments (a)	113,020	113,020	108,416	108,416
Equity investment with readily determinable fair value (b)	31,985	31,985	17,260	17,260
Subordinated term loan receivable (c)	—	—	58,735	57,711
Liabilities
Long-term debt, including current portion (d)	$36,250	$36,486	$55,000	$54,883
_________________

(a)
The Company’s notes receivable are invested with banking institutions as collateral for issuances of letters of credit. In addition, the Company’s short-term investments consist of investments that (i) have original maturities of greater than three months and (ii) can be converted into cash by the Company within one year. The Company’s notes receivable and short-term investments are carried at cost, including interest accruals, which approximate fair value and are classified within Level III of the fair value hierarchy.

(b)
Aggregate cost basis for the Company’s equity investment with readily determinable fair value in Townsquare, including transaction costs, was $23,222 as of December 31, 2019. The fair value of this investment is determined based on quoted market prices in an active market on the NYSE, which is classified within Level I of the fair value hierarchy. For the three months ended December 31, 2019 and 2018, the Company recorded an unrealized gain (loss) of $9,432 and $(12,031), respectively, and for the six months ended December 31, 2019 and 2018, the Company recorded an unrealized gain (loss) of $14,725 and $(7,667), respectively, as a result of changes in the market value related to this investment. The unrealized gain (loss) is reported in Miscellaneous income (expense), net in the accompanying consolidated statement of operations.

(c)
In connection with the sale of the Company’s joint venture interest in Azoff MSG Entertainment LLC (“AMSGE”) in December 2018, the $63,500 outstanding balance under the revolving credit facility extended by the Company to AMSGE was converted to a subordinated term loan with an original maturity date of September 21, 2021. The subordinated loan was assumed by an affiliate of AMSGE. During the three months ended March 31, 2019, the Company received a $4,765 principal repayment. During the three months ended December 31, 2019, the Company received a $58,735 principal repayment for the remaining outstanding balance. The Company’s subordinated term loan receivable as of June 30, 2019 was classified within Level II of the fair value hierarchy as it was valued using quoted indices of similar securities for which the inputs were readily observable.

(d)
On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 12 for more information and outstanding balances on this long-term debt.

Contingent Consideration Liabilities
In connection with the Tao Group Hospitality and CLG acquisitions (see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for further details), the Company recorded certain deferred and contingent consideration liabilities at fair value as part of the preliminary purchase price allocation. As of December 31, 2019 and June 30, 2019, the fair value of deferred and contingent consideration liabilities in connection with the Tao Group Hospitality and CLG acquisitions was $3,349.

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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2019, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. There was no borrowing under the Knicks Revolving Credit Facility as of December 31, 2019.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 27, 2019. There was no borrowing under the Knicks Unsecured Credit Facility as of December 31, 2019. This facility does not have financial covenants.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2019, Rangers LLC was in compliance with this financial covenant.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There was no borrowing under the Rangers Revolving Credit Facility as of December 31, 2019.
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
TAO Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). The 2017 Tao Credit Agreement was terminated on May 23, 2019 in its entirety in accordance with its terms as a result of the repayment of all obligations thereunder from the proceeds of the Tao Senior Credit Agreement and the Tao Subordinated Credit Agreement as well as cash on hand. During the six months ended December 31, 2019, Tao Group Hospitality repaid $5,000 under the Tao Subordinated Credit Agreement. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation.
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
The Tao Senior Credit Agreement requires Intermediate Holdings to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. As of December 31, 2019, TAOIH was in compliance with these financial covenants.

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
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (i) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (ii) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”). The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of December 31, 2019 was 4.30%. The outstanding amount drawn on the Tao Revolving Credit Facility was $15,000 as of June 30, 2019, which is reported under Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet. In addition to scheduled repayments required under the Tao Term Loan Facility, Tao Group Hospitality repaid the $15,000 outstanding balance under the Tao Revolving Credit Facility during the six months ended December 31, 2019. There was no borrowing under the Tao Revolving Credit Facility as of December 31, 2019.
During the six months ended December 31, 2019 and 2018, the Company made interest payments of $1,218 and $5,489, respectively, under the Tao Senior Credit Agreement and the 2017 Tao Credit Agreement.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred Financing Costs
The following table summarizes the presentation of the Tao Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of December 31, 2019 and June 30, 2019.

	December 31, 2019
	Tao Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,000	$(208)	$4,792
Long-term debt, net of deferred financing costs (a)	31,250	(727)	30,523
Total	$36,250	$(935)	$35,315

	June 30, 2019
	Tao Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$6,250	$(208)	$6,042
Long-term debt, net of deferred financing costs (a)	33,750	(831)	32,919
Total	$40,000	$(1,039)	$38,961
_________________

(a)
In addition to the outstanding balance associated with the Tao Term Loan Facility disclosed above, the Company’s Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets also includes $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021 as of December 31, 2019 and June 30, 2019, and $15,000 outstanding balance under the Tao Revolving Credit Facility as of June 30, 2019.

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Rangers Revolving Credit Facility, and Tao Revolving Credit Facility as reported on the accompanying consolidated balance sheet:

	December 31, 2019	June 30, 2019
Other current assets	$760	$760
Other assets	892	1,273

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
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2019 and 2018. Service cost is recognized in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$20	$20	$17	$27
Interest cost	1,328	1,473	27	57
Expected return on plan assets	(1,328)	(782)	—	—
Recognized actuarial loss	344	318	2	10
Amortization of unrecognized prior service credit	—	—	—	(2)
Net periodic benefit cost	$364	$1,029	$46	$92

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$48	$40	$35	$55
Interest cost	2,656	2,946	55	115
Expected return on plan assets	(2,659)	(1,563)	—	—
Recognized actuarial loss	680	636	5	20
Amortization of unrecognized prior service credit	—	—	—	(3)
Net periodic benefit cost	$725	$2,059	$95	$187

Defined Contribution Pension Plans
For the three and six months ended December 31, 2019 and 2018, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follows:

Savings Plans				Union Savings Plan
Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
December 31,		December 31,		December 31,		December 31,
2019	2018	2019	2018	2019	2018	2019	2018
$2,883	$3,076	$5,510	$5,376	$31	$26	$53	$48

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
Share-based compensation expense was $16,694 and $20,215 for the three months ended December 31, 2019 and 2018, respectively, and $33,585 and $30,404 for the six months ended December 31, 2019 and 2018, respectively. In addition, capitalized share-based compensation expense was $1,232 and $2,482 for the three and six months ended December 31, 2019, respectively. There were no costs related to share-based compensation that were capitalized for the three and six months ended December 31, 2018.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the six months ended December 31, 2019:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2019	229	359	$252.02
Granted (a)	123	114	$247.18
Vested	(107)	(121)	$213.94
Forfeited	(6)	(11)	$261.55
Unvested award balance, December 31, 2019	239	341	$264.75
_____________________

(a)
Includes incremental performance based RSUs (“PRSUs”) that were historically reported at a target payout of 100%. Upon meeting the performance objectives, the number of PRSUs vested at 105.5% of target.

The fair value of RSUs that vested during the six months ended December 31, 2019 was $59,032. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 101 of these RSUs, with an aggregate value of $26,264 were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2019.
The fair value of RSUs that vested during the six months ended December 31, 2018 was $50,371. The weighted-average fair value per share at grant date of RSUs granted during the six months ended December 31, 2018 was $305.40.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the six months ended December 31, 2019:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2019	543	$325.47
Granted	—	$—
Balance as of December 31, 2019	543	$325.47	6.55	$7,887
Exercisable as of December 31, 2019	175	$299.67	6.87	$5,258

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
During the three and six months ended December 31, 2019, the Company did not engage in any share repurchase activities under its share repurchase program. As of December 31, 2019, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 16. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended December 31, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2019	$(41,741)	$(14,861)	$(56,602)
Other comprehensive income before reclassifications	—	23,186	23,186
Amounts reclassified from accumulated other comprehensive loss (a)	346	—	346
Other comprehensive income	346	23,186	23,532
Balance as of December 31, 2019	$(41,395)	$8,325	$(33,070)

	Three Months Ended December 31, 2018
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2018	$(40,519)	$(1,453)	$(41,972)
Other comprehensive loss before reclassifications	—	(2,251)	(2,251)
Amounts reclassified from accumulated other comprehensive loss (a)	326	—	326
Other comprehensive income (loss)	326	(2,251)	(1,925)
Balance as of December 31, 2018	$(40,193)	$(3,704)	$(43,897)

	Six Months Ended December 31, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(42,080)	$(4,843)	$(46,923)
Other comprehensive income before reclassifications	—	13,168	13,168
Amounts reclassified from accumulated other comprehensive loss (a)	685	—	685
Other comprehensive income	685	13,168	13,853
Balance as of December 31, 2019	$(41,395)	$8,325	$(33,070)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Six Months Ended December 31, 2018
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Available-for-sale Securities (b)	Accumulated Other Comprehensive Loss
Balance as of June 30, 2018	$(40,846)	$(502)	$(5,570)	$(46,918)
Reclassification of unrealized loss on available-for-sale securities	—	—	5,570	5,570
Other comprehensive income (loss) before reclassifications	—	(3,202)	—	(3,202)
Amounts reclassified from accumulated other comprehensive loss (a)	653	—	—	653
Other comprehensive income (loss)	653	(3,202)	—	(2,549)
Balance as of December 31, 2018	$(40,193)	$(3,704)	$—	$(43,897)
________________

(a)
Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Miscellaneous income (expense), net in the accompanying consolidated statements of operations.

(b)
As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to accumulated deficit. See Notes 11 and 19 for more information related to the investment in Townsquare and its impact on the Company’s operating results for the three and six months ended December 31, 2019 and 2018, which is reflected under Miscellaneous income (expense), net in the accompanying consolidated statements of operations.

Note 17. Income Taxes
Income tax expense for the three months ended December 31, 2019 of $1,176 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to a tax benefit related to a decrease in valuation allowance of $33,637 and excess tax benefit related to share-based compensation awards of $450, partially offset by state income tax expense of $11,862 and tax expense from nondeductible officers’ compensation of $1,547.
Income tax expense for the six months ended December 31, 2019 of $1,604 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to a tax benefit related to a decrease in valuation allowance of $6,927 and excess tax benefit related to share-based compensation awards of $3,960, partially offset by state income tax expense of $4,127 and tax expense from nondeductible officers’ compensation of $3,008.
Income tax expense for the three months ended December 31, 2018 of $656 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to a tax benefit related to a decrease in valuation allowance of $30,310, partially offset by (i) state income tax expense of $10,642, (ii) tax expense of nondeductible officers’ compensation of $1,680, and (iii) tax expense relating to noncontrolling interest of $1,159.
Income tax expense for the six months ended December 31, 2018 of $1,352 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to a tax benefit related to a decrease in valuation allowance of $18,976 and excess tax benefit related to share-based compensation awards of $5,793, partially offset by (i) state income tax expense of $7,547, (ii) tax expense relating to nondeductible officers’ compensation of $5,333, and (iii) tax expense relating to noncontrolling interest of $1,545.
The Company was notified during the third quarter of fiscal year 2018 that the Internal Revenue Service (“IRS”) was commencing an audit of the federal income tax return for the year ended June 30, 2016. In October 2019, the Company was informed by the IRS that the audit resulted in no changes.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 18. Related Party Transactions
As of December 31, 2019, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 3.5% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Networks and AMC Networks Inc. (“AMC Networks”).
The Company has various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a services agreement (the “Services Agreement”). Pursuant to the Services Agreement, which was effective July 1, 2018, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. The Services Agreement expired on June 30, 2019. The Company entered into an interim agreement with MSG Networks, pursuant to which the parties are providing the same services on the same terms. The Company expects to enter into a new services agreement this calendar year, which will be retroactive to July 1, 2019. MSG Networks also provides certain services to the Company, in exchange for service fees.
The Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Networks and (ii) the Company’s Vice Chairman with MSG Networks and AMC Networks.
On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, AMC Networks and MSG Networks providing for the sharing of certain expenses associated with executive office space which is available to James L. Dolan (the Executive Chairman, Chief Executive Officer and a director of the Company, the Executive Chairman and a director of MSG Networks, and a director of AMC Networks), Charles F. Dolan (the father of James L. Dolan and the Executive Chairman and a director of AMC Networks and a director of the Company and MSG Networks), and the DFO which is controlled by Charles F. Dolan. Effective September 2018, the Company is no longer party to this arrangement.
The Company is a party to various Aircraft Support Services Agreements (the “Support Agreements”), pursuant to which the Company provides certain aircraft support services to entities controlled by (i) the Company’s Executive Chairman, Chief Executive Officer and a director, (ii) Charles F. Dolan, a director of the Company, and (iii) Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan. On December 17, 2018, the Company terminated the agreement providing services to the entity controlled by Charles F. Dolan, and entered into a new agreement with Charles F. Dolan and certain of his children, who are siblings of James L. Dolan, specifically: Thomas C. Dolan (a director of the Company), Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, which provides substantially the same services as the prior agreement for a new aircraft.
In addition, the Company is party to reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by the Company’s Executive Chairman, Chief Executive Officer and a director, and Kristin A. Dolan, his spouse and a director of the Company, and (ii) Charles F. Dolan and Sterling Aviation, LLC, a company controlled by Charles F. Dolan (collectively, “CFD”), pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C, and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft (the “G550 Aircraft”). On December 17, 2018, in connection with the purchase of a new aircraft (as noted above), the Company replaced the dry lease agreement with CFD with a new dry lease agreement with Sterling2k LLC, an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of Charles F. Dolan and the sister of the Company’s Executive Chairman and Chief Executive Officer, which provides for the Company’s usage of the new aircraft on the same terms as the prior agreement.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

On May 6, 2019, the Company entered into a dry lease agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, the son of Charles F. Dolan and the brother of the Company’s Executive Chairman, Chief Executive Officer and a director, pursuant to which the Company may lease on a non-exclusive basis Brighid Air’s Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”). In connection with the dry lease agreement, on May 6, 2019 the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with DFO, an entity owned and controlled by Charles F. Dolan, pursuant to which the Company may utilize pilots employed by DFO for purposes of flying the Challenger when the Company is leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
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
As of December 31, 2019 and June 30, 2019, BCE had $637 of notes payable. See Note 12 for further information.
The Company has also entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. For the six months ended December 31, 2019, the Company recorded approximately $7,370 of capital expenditures in connection with services provided to the Company under these agreements.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenues	$67,500	$65,012	$74,564	$71,746
Operating expenses (credits):
Corporate general and administrative expenses, net — MSG Networks	$(2,602)	$(2,772)	$(5,204)	$(5,276)
Consulting fees	—	842	—	1,792
Advertising expenses	101	278	144	346
Other operating expenses, net	(103)	205	(14)	186

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues
Revenues from related parties primarily consist of local media rights recognized by MSG Sports from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets, as well as commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. As a result of the timing of recognition of media rights revenue, the Company recorded deferred revenue of $9,403 in the accompanying consolidated balance sheets as of December 31, 2019. The Company had no deferred revenue related to local media rights with MSG Networks as of June 30, 2019.
The Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory, advertising sales and consulting services to Tribeca Enterprises for a fee. On August 5, 2019, the Company sold its equity capital in Tribeca Enterprises. Accordingly, Tribeca Enterprises is no longer a related party of the Company, and thus the related party transactions disclosed herein that relate to Tribeca Enterprises were recognized prior to August 5, 2019. The Company is also a party to certain commercial arrangements with AMC Networks and its subsidiaries.
Corporate General and Administrative Expenses, net — MSG Networks
The Company’s corporate overhead expenses that are charged to MSG Networks are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions.
Corporate general and administrative expenses, net - MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $2,641 and $2,779 for the three months ended December 31, 2019 and 2018, respectively, and $5,282 and $5,287 for the six months ended December 31, 2019 and 2018, respectively.
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
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits, and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of the items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated adjusted operating income (loss). Because it is based upon operating income (loss), adjusted operating income (loss) also excludes interest expense (including cash interest expense) and other non-operating income and expense items. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance and evaluates management’s effectiveness with specific reference to these indicators.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended December 31, 2019
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$312,692	$316,466	$—	$—	$(353)	$628,805
Direct operating expenses		162,102	208,347	10	1,114	(235)	371,338
Selling, general and administrative expenses	(a)	50,240	57,169	40,843	50	112	148,414
Depreciation and amortization	(b)	4,816	1,782	18,490	3,123	—	28,211
Operating income (loss)		$95,534	$49,168	$(59,343)	$(4,287)	$(230)	$80,842
Loss in equity method investments							(1,170)
Interest income							6,269
Interest expense							(1,715)
Miscellaneous income, net	(c)						9,299
Income from operations before income taxes							$93,525

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$95,534	$49,168	$(59,343)	$(4,287)	$(230)	$80,842
Add back:
Share-based compensation		3,202	4,348	9,144	—	—	16,694
Depreciation and amortization		4,816	1,782	18,490	3,123	—	28,211
Other purchase accounting adjustments		—	—	—	1,164	—	1,164
Adjusted operating income (loss)		$103,552	$55,298	$(31,709)	$—	$(230)	$126,911

Other information:
Capital expenditures	(d)	$3,354	$6,617	$118,378	$—	$—	$128,349

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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2019
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$471,699	$372,500	$—	$—	$(612)	$843,587
Direct operating expenses		268,029	232,658	131	3,390	(406)	503,802
Selling, general and administrative expenses	(a)	100,898	107,321	82,498	106	236	291,059
Depreciation and amortization	(b)	9,790	3,583	37,364	6,465	—	57,202
Operating loss		$92,982	$28,938	$(119,993)	$(9,961)	$(442)	$(8,476)
Loss in equity method investments							(2,643)
Interest income							13,585
Interest expense							(3,556)
Miscellaneous income, net	(c)						14,377
Income from operations before income taxes							$13,287

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$92,982	$28,938	$(119,993)	$(9,961)	$(442)	$(8,476)
Add back:
Share-based compensation		7,018	9,117	17,450	—	—	33,585
Depreciation and amortization		9,790	3,583	37,364	6,465	—	57,202
Other purchase accounting adjustments		—	—	—	3,496	—	3,496
Adjusted operating income (loss)		$109,790	$41,638	$(65,179)	$—	$(442)	$85,807

Other information:
Capital expenditures	(d)	$5,946	$13,213	$202,176	$—	$—	$221,335

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Six Months Ended December 31, 2018
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$479,467	$371,195	$—	$—	$(340)	$850,322
Direct operating expenses		274,799	234,033	59	2,167	(340)	510,718
Selling, general and administrative expenses	(a)	101,426	95,530	54,597	581	122	252,256
Depreciation and amortization	(b)	8,251	3,926	38,217	9,462	—	59,856
Operating income (loss)		$94,991	$37,706	$(92,873)	$(12,210)	$(122)	$27,492
Earnings in equity method investments							20,012
Interest income							14,073
Interest expense							(9,209)
Miscellaneous expense, net	(c)						(9,096)
Income from operations before income taxes							$43,272

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$94,991	$37,706	$(92,873)	$(12,210)	$(122)	$27,492
Add back:
Share-based compensation		6,801	7,590	16,013	—	—	30,404
Depreciation and amortization		8,251	3,926	38,217	9,462	—	59,856
Other purchase accounting adjustments		—	—	—	$2,748	$—	2,748
Adjusted operating income (loss)		$110,043	$49,222	$(38,643)	$—	$(122)	$120,500

Other information:
Capital expenditures	(d)	$14,337	$2,130	$64,586	$—	$—	$81,053
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

(c)
Miscellaneous income (expense), net primarily includes unrealized gain (loss) for the Company’s investment in Townsquare in accordance with ASU No. 2016-01 of $9,432 and $(12,031) for the three months ended December 31, 2019 and 2018, respectively, and $14,725 and $(7,667) for the six months ended December 31, 2019 and 2018, respectively. In addition, miscellaneous income (expense), net includes dividend income from the investment in Townsquare and non-service cost components of net periodic pension and postretirement benefit cost in accordance with ASU No. 2017-07. See Note 13 for further details on the non-service cost components of net periodic pension and postretirement benefit cost.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(d)
Substantially all of Corporate and Other’s capital expenditures for the three and six months ended December 31, 2019 and 2018 are related to the Company’s planned MSG Spheres in Las Vegas and London. MSG Entertainment’s capital expenditures for the six months ended December 31, 2018 are primarily associated with the opening of a new Tao Group Hospitality venue.

A significant majority of revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Note 20. Subsequent Event

On January 22, 2020, the Company acquired an additional 15% of common equity interest in Tao Group Hospitality from its noncontrolling interest holders through an issuance of shares of the Company’s Class A Common Stock. The Company now owns 77.5% of common equity interest in Tao Group Hospitality.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of The Madison Square Garden Company and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “Madison Square Garden,” “MSG,” or the “Company”), including luxury tax payments or receipts, possible impacts from the timing and costs of new venue construction, increased investment in personnel, content and technology for the MSG Spheres, the potential spin-off of the Company’s entertainment businesses (the “Entertainment Distribution”), and the winding down of Obscura’s third-party production business. See Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Entertainment Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•	any NBA or NHL work stoppage;

•	any economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;

•	seasonal fluctuations and other variations in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses;

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

•
the continued popularity and success of the Tao Group Hospitality entertainment dining and nightlife venues, as well as its existing brands, and the ability to successfully open and operate new entertainment dining and nightlife venues;

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
MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Hartford Wolf Pack of the AHL, and the Westchester Knicks of the NBAGL. For the three and six months ended December 31, 2018, MSG Sports also included the Liberty of the WNBA, which was sold in January 2019. Our professional sports franchises are collectively referred to herein as our “sports teams.” MSG Sports also includes CLG, a premier North American esports organization, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as our “esports teams,” and, together with our sports teams, our “teams.” In addition, our sports business also promotes, produces and/or presents a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, and college wrestling.
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
Factors Affecting Results of Operations
For the three and six months ended December 31, 2018, MSG Sports also included the Liberty of the WNBA, which was sold in January 2019.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2019 compared to the three and six months ended December 31, 2018 on a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2019 compared to the six months ended December 31, 2018, as well as certain contractual obligations and off balance sheet arrangements.
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

Results of Operations
Comparison of the three and six months ended December 31, 2019 versus the three and six months ended December 31, 2018
Consolidated Results of Operations
The tables below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	December 31,		Change
	2019	2018	Amount	Percentage
Revenues	$628,805	$632,187	$(3,382)	(1)%
Direct operating expenses	371,338	386,809	(15,471)	(4)%
Selling, general and administrative expenses	148,414	136,935	11,479	8%
Depreciation and amortization	28,211	30,166	(1,955)	(6)%
Operating income	80,842	78,277	2,565	3%
Other income (expense):
Earnings (loss) in equity method investments	(1,170)	9,487	(10,657)	NM
Interest income, net	4,554	1,723	2,831	NM
Miscellaneous income (expense)	9,299	(12,863)	22,162	NM
Income from operations before income taxes	93,525	76,624	16,901	22%
Income tax expense	(1,176)	(656)	(520)	(79)%
Net income	92,349	75,968	16,381	22%
Less: Net loss attributable to redeemable noncontrolling interests	(1,241)	(3,142)	1,901	61%
Less: Net loss attributable to nonredeemable noncontrolling interests	(551)	(2,489)	1,938	78%
Net income attributable to The Madison Square Garden Company’s stockholders	$94,141	$81,599	$12,542	15%

	Six Months Ended
	December 31,		Change
	2019	2018	Amount	Percentage
Revenues	$843,587	$850,322	$(6,735)	(1)%
Direct operating expenses	503,802	510,718	(6,916)	(1)%
Selling, general and administrative expenses	291,059	252,256	38,803	15%
Depreciation and amortization	57,202	59,856	(2,654)	(4)%
Operating income (loss)	(8,476)	27,492	(35,968)	NM
Other income (expense):
Earnings (loss) in equity method investments	(2,643)	20,012	(22,655)	NM
Interest income, net	10,029	4,864	5,165	NM
Miscellaneous income (expense), net	14,377	(9,096)	23,473	NM
Income from operations before income taxes	13,287	43,272	(29,985)	(69)%
Income tax expense	(1,604)	(1,352)	(252)	(19)%
Net income	11,683	41,920	(30,237)	(72)%
Less: Net loss attributable to redeemable noncontrolling interests	(1,404)	(3,655)	2,251	62%
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,073)	(3,812)	2,739	72%
Net income attributable to The Madison Square Garden Company’s stockholders	$14,160	$49,387	$(35,227)	(71)%
_________________
NM — Percentage is not meaningful

The following tables summarize the changes in our segments’ operating results for the three and six months ended December 31, 2019 as compared to the prior year periods.

	For the Three Months Ended December 31, 2019
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment (a)	$(3,822)	$(4,912)	$(2,217)	$1,047	$2,260
MSG Sports (a)	623	(10,367)	3,856	(202)	7,336
Corporate and Other	—	(28)	10,322	(457)	(9,837)
Purchase accounting adjustments	—	(99)	(472)	(2,343)	2,914
Inter-segment eliminations	(183)	(65)	(10)	—	(108)
	$(3,382)	$(15,471)	$11,479	$(1,955)	$2,565

	For the Six Months Ended December 31, 2019
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Operating income (loss)
MSG Entertainment (a)	$(7,768)	$(6,770)	$(528)	$1,539	$(2,009)
MSG Sports (a)	1,305	(1,375)	11,791	(343)	(8,768)
Corporate and Other	—	72	27,901	(853)	(27,120)
Purchase accounting adjustments	—	1,223	(475)	(2,997)	2,249
Inter-segment eliminations	(272)	(66)	114	—	(320)
	$(6,735)	$(6,916)	$38,803	$(2,654)	$(35,968)
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.
Selling, general and administrative expenses - Corporate and Other
Selling, general and administrative expenses in Corporate and Other for the three months ended December 31, 2019 increased $10,322, or 34%, to $40,843 as compared to the prior year period. For the six months ended December 31, 2019, selling, general and administrative expenses in Corporate and Other increased $27,901, or 51%, to $82,498 as compared to the prior year period.
For the three and six months ended December 31, 2019, the increases were primarily due to (i) higher expenses related to the Company’s MSG Sphere initiative of $10,406 and $18,642, respectively, which include increases in personnel, content development and technology costs, and (ii) higher professional fees of $3,573 and $2,307, respectively, associated with the proposed spin-off of the Company’s Entertainment business. For the three months ended December 31, 2019, this was partially offset by a decrease in employee compensation and related benefits in Corporate of $2,934.
In connection with its MSG Sphere initiative, the Company expects to continue increasing its investment in personnel, content and technology. Based on the timing of these efforts, the Company expects higher expenses for the remaining periods in fiscal year 2020.
Depreciation & amortization
Depreciation and amortization for the three months ended December 31, 2019 decreased $1,955, or 6%, to $28,211 as compared to the prior year period. For the six months ended December 31, 2019, depreciation and amortization decreased $2,654, or 4%, to $57,202 as compared to the prior year period. For the three and six months ended December 31, 2019, the decreases were primarily due to certain assets and purchase accounting adjustments being fully depreciated and amortized, partially offset by depreciation and amortization related to a new entertainment dining and nightlife venue and equipment associated with the development of MSG Sphere initiative in the current year periods.

Operating loss - Corporate and Other
Operating loss in Corporate and Other for the three months ended December 31, 2019 increased $9,837, or 20%, to $59,343 as compared to the prior year period. For the six months ended December 31, 2019, operating loss in Corporate and Other increased $27,120, or 29%, to $119,993 as compared to the prior year period. For the three and six months ended December 31, 2019, the increases were primarily due to higher selling, general and administrative expenses, as discussed above. See Note 19 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Earnings (loss) in equity method investments
For the three months ended December 31, 2019, the earnings in equity method investments decreased $10,657 to a loss of $1,170 as compared to the prior year period. For the six months ended December 31, 2019, the earnings in equity method investments decreased $22,655 to a loss of $2,643 as compared to the prior year period. The decreases were due to the absence of equity earnings from AMSGE and Tribeca Enterprises as the Company sold these investments in December 2018 and August 2019, respectively. For the three and six months ended December 31, 2018, the Company reported net earnings in equity method investments of $10,658 and $21,986, respectively, from those investments.
Interest income, net
Net interest income for the three months ended December 31, 2019 increased $2,831 to $4,554 as compared to the prior year period. For the six months ended December 31, 2019, net interest income increased $5,165 to $10,029 as compared to the prior year period. The increases for the three and six months ended December 31, 2019, as compared to the prior year periods, were primarily due to lower interest expense associated with the Tao Group Hospitality, as a result of the refinancing of its credit facility in May 2019, which resulted in a reduction of the outstanding balance payable to the third parties by entering into an intercompany subordinated credit agreement with the Company, as well as lower variable interest rates under the Tao Senior Credit Agreement in the current year periods as compared to the previous credit facility in the prior year periods. See Note 12 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details of the Tao Senior Credit Agreement.
Miscellaneous income (expense)
Net miscellaneous income for the three months ended December 31, 2019 increased $22,162 to $9,299 as compared to net miscellaneous expense of $12,863 in the prior year period. For the six months ended December 31, 2019, net miscellaneous income increased $23,473 to $14,377 as compared to net miscellaneous expense of $9,096 in the prior year period. The increases were primarily due to the unrealized gains of $9,432 and $14,725 related to the Company’s investment in Townsquare for the three and six months ended December 31, 2019, respectively, as compared to unrealized losses of $12,031 and $7,667 for the three and six months ended December 31, 2018, respectively. See Note 7 and Note 11 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information related to the investment in Townsquare.
Income taxes
See Note 17 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income
The following are the reconciliations of operating income (loss) to adjusted operating income for the three and six months ended December 31, 2019 as compared to the prior year periods:

	Three Months Ended
	December 31,		Change
	2019	2018	Amount	Percentage
Operating income	$80,842	$78,277	$2,565	3%
Share-based compensation	16,694	20,215
Depreciation and amortization (a)	28,211	30,166
Other purchase accounting adjustments	1,164	1,735
Adjusted operating income	$126,911	$130,393	$(3,482)	(3)%

	Six Months Ended
	December 31,		Change
	2019	2018	Amount	Percentage
Operating income (loss)	$(8,476)	$27,492	$(35,968)	NM
Share-based compensation	33,585	30,404
Depreciation and amortization (a)	57,202	59,856
Other purchase accounting adjustments	3,496	2,748
Adjusted operating income	$85,807	$120,500	$(34,693)	(29)%
_________________
NM — Percentage is not meaningful

(a)
Depreciation and amortization includes purchase accounting adjustments of $3,123 and $5,466 for the three months ended December 31, 2019 and 2018, respectively, and $6,465 and $9,462 for the six months ended December 31, 2019 and 2018, respectively.

Adjusted operating income for the three months ended December 31, 2019 decreased $3,482, or 3%, to $126,911 as compared to the prior year period. For the six months ended December 31, 2019, adjusting operating income decreased $34,693, or 29%, to $85,807 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Six
	Months	Months
Increase (decrease) in adjusted operating income of the MSG Entertainment	$2,549	$(253)
Increase (decrease) in adjusted operating income of the MSG Sports	6,664	(7,584)
Other net decreases	(12,587)	(26,536)
Inter-segment eliminations	(108)	(320)
	$(3,482)	$(34,693)
Other net decreases of $12,587 for the three months ended December 31, 2019 were higher than the decrease of operating loss in Corporate and Other of $9,837 primarily due to decreases in share-based compensation of $2,293 and depreciation and amortization of $457. For the six months ended December 31, 2019, other net decreases of $26,536 were lower than the decrease of operating loss in Corporate and Other of $27,120 primarily due to an increase in share-based compensation of $1,437, offset by lower depreciation and amortization of $853.
Net loss attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended December 31, 2019, the Company recorded $1,241 of net loss attributable to redeemable noncontrolling interests, including proportional share of expenses related to purchase accounting adjustments (“PPA Expenses”) of $1,386, and $551 of net loss attributable to nonredeemable noncontrolling interests, including $158 of PPA Expenses, as compared to $3,142 of net income attributable to redeemable noncontrolling interests, including $2,394 of PPA Expenses, and $2,489 of net loss attributable to nonredeemable noncontrolling interests, including $261 of PPA Expenses, for the three months ended December 31, 2018.
For the six months ended December 31, 2019, the Company recorded $1,404 of net loss attributable to redeemable noncontrolling interests, including $3,290 of PPA Expenses, and $1,073 of net loss attributable to nonredeemable noncontrolling interests, including $317 of PPA Expenses, as compared to $3,655 of net loss attributable to redeemable noncontrolling interests, including $3,904 of PPA Expenses, and $3,812 of net loss attributable to nonredeemable noncontrolling interests, including $585 of PPA Expenses, for the six months ended December 31, 2018.
These amounts represent the share of net loss from the Company’s investments in Tao Group Hospitality, BCE and CLG that are not attributable to the Company.

Business Segment Results
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for MSG Entertainment.

	Three Months Ended
	December 31,		Change
	2019	2018	Amount	Percentage
Revenues	$312,692	$316,514	$(3,822)	(1)%
Direct operating expenses	162,102	167,014	(4,912)	(3)%
Selling, general and administrative expenses	50,240	52,457	(2,217)	(4)%
Depreciation and amortization	4,816	3,769	1,047	28%
Operating income	$95,534	$93,274	$2,260	2%
Reconciliation to adjusted operating income:
Share-based compensation	3,202	3,960
Depreciation and amortization	4,816	3,769
Adjusted operating income	$103,552	$101,003	$2,549	3%

	Six Months Ended
	December 31,		Change
	2019	2018	Amount	Percentage
Revenues	$471,699	$479,467	$(7,768)	(2)%
Direct operating expenses	268,029	274,799	(6,770)	(2)%
Selling, general and administrative expenses	100,898	101,426	(528)	(1)%
Depreciation and amortization	9,790	8,251	1,539	19%
Operating income	$92,982	$94,991	$(2,009)	(2)%
Reconciliation to adjusted operating income:
Share-based compensation	7,018	6,801
Depreciation and amortization	9,790	8,251
Adjusted operating income	$109,790	$110,043	$(253)	NM
_________________
NM — Percentage is not meaningful

Revenues
Revenues decreased $3,822, or 1%, to $312,692 for the three months ended December 31, 2019 as compared to the prior year period. Revenue decreased $7,768, or 2%, to $471,699 for the six months ended December 31, 2019 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Six
	Months	Months
Decrease in event-related revenues from concerts	$(11,172)	$(4,906)
Decrease in revenues from Obscura due to the decision to wind down its third-party production business to focus on the development of MSG Sphere	(3,574)	(8,129)
Decrease in revenues associated with the expiration of the Wang Theatre booking agreement in February 2019	(2,289)	(3,251)
Decrease in venue-related sponsorship and signage and suite license fee revenues due to lower sales of existing sponsorship and signage inventory	(815)	(1,022)
Increase in event-related revenues from other live events	8,061	1,821
Increase in revenues associated with entertainment dining and nightlife offerings primarily due to the impact of new venues, partially offset by lower revenues at other venues, including closing one venue in New York in January 2019 (a)	4,155	6,540
Increase in revenues from the presentation of the Christmas Spectacular	1,841	1,769
Other net decreases	(29)	(590)
	$(3,822)	$(7,768)
_________________

(a)
Tao Group Hospitality’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of Tao Group Hospitality’s consolidation.

The decrease in event-related revenues from concerts for the three months ended December 31, 2019 was due to lower per-event revenue and fewer events held at the Company’s venues during the current year period as compared to the prior year period. For the six months ended December 31, 2019, the decrease in event-related revenues from concerts was primarily due to lower per-event revenues, partially offset by additional events held at the Company’s venues during the current year period as compared to the prior year period.
For the three and six months ended December 31, 2019, the increase in event-related revenues from other live events was primarily due to higher per-event revenue from a theatrical production at the Hulu Theater at Madison Square Garden and The Chicago Theatre. In addition, for the six months ended December 31, 2019, the increase was partially offset by the impact of a large-scale special event held at Radio City Music Hall during the prior year period. The Company did not have a comparable special event in the current year period.
For the three and six months ended December 31, 2019, the increase in revenues from the presentation of the Christmas Spectacular, as compared to the prior year periods, was primarily due to the following:

•	higher per-show ticket-related revenue from higher average ticket prices, an increase in average per-show paid attendance, and higher ticket-related fees in the current year periods; and

•
higher merchandise revenue due to recording certain merchandise sales on a gross basis (as principal) as a result of transitioning those operations in-house in the current year periods that were outsourced in the prior year periods.

The increases in per-show ticket-related revenue and merchandise revenue discussed above were partially offset by the impact on ticket-related revenue due to fewer scheduled performances in the current year periods as compared to the prior year periods. The Company had 199 scheduled Christmas Spectacular performances in this year’s holiday season, of which 186 took place in the second quarter of fiscal year 2020, as compared to 210 scheduled performances in the prior year’s holiday season, of which 197 took place in the second quarter of fiscal year 2019. For this year’s holiday season, more than one million tickets were sold, representing a low-single digit percentage decrease as compared to the prior year period.

Direct operating expenses
Direct operating expenses decreased $4,912, or 3%, to $162,102 for the three months ended December 31, 2019 as compared to the prior year period. Direct operating expenses decreased $6,770, or 2%, to $268,029 for the six months ended December 31, 2019 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Six
	Months	Months
Decrease in event-related direct operating expenses associated with concerts	$(6,485)	$(75)
Decrease in direct operating expenses associated with Obscura due to the decision to wind down its third-party production business to focus on the development of MSG Sphere	(2,516)	(6,492)
Decrease in direct operating expenses associated with the expiration of the Wang Theatre booking agreement in February 2019	(801)	(1,694)
Increase (decrease) in event-related direct operating expenses associated with other live events	3,591	(1,269)
Increase in direct operating expenses associated with entertainment dining and nightlife offerings primarily due to costs associated with a new venue which opened in September 2018, partially offset by lower food and beverage costs and employee compensation and related benefits, as well as the absence of costs related to one venue in New York which closed in January 2019	840	2,453
Increase in direct operating expenses associated with the presentation of the Christmas Spectacular	361	316
Other net increases (decreases)	98	(9)
	$(4,912)	$(6,770)
The decrease in event-related direct operating expenses from concerts for the three months ended December 31, 2019 was due to lower per-event expenses and fewer events held at the Company’s venues in the current year period as compared to the prior year period. For the six months ended December 31, 2019, the decrease in event-related direct operating expense from concerts was primarily due to lower per-event expense, largely offset by additional events held at the Company’s venues during the current year period as compared to the prior year period.
The increase in event-related direct operating expenses from other live events for the three months ended December 31, 2019 was primarily due to higher per-event expenses from a theatrical production at the Hulu Theater at Madison Square Garden and The Chicago Theatre. For the six months ended December 31, 2019, the decrease in event-related direct operating expenses from other live events was due to the impact of a large-scale special event held at Radio City Music Hall during the prior year period. The Company did not have a comparable special event in the current year period. The decrease was partially offset by higher per-event expenses from a theatrical production at the Hulu Theater at Madison Square Garden and The Chicago Theatre.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2019 decreased $2,217, or 4%, to $50,240 as compared to the prior year period. For the six months ended December 31, 2019, selling, general and administrative expenses decreased $528, or 1%, to $100,898 as compared to the prior year period.
For the three and six months ended December 31, 2019, the decreases were primarily due to (i) the absence of venue pre-opening costs of $2,519 and $3,738, respectively, associated with entertainment dining and nightlife offerings that were recorded in the prior year period and (ii) lower selling, general and administrative expenses associated with Obscura of $2,344 and $5,129, respectively, due to the Company’s decision to wind down Obscura’s third-party production business to focus on the development of MSG Sphere. The decreases were partially offset by higher employee compensation and related benefits of $2,873 and $6,959 for the three and six months ended December 31, 2019, respectively, as well as an increase in professional fees for the six months ended December 31, 2019.
Depreciation & amortization
Depreciation and amortization for the three months ended December 31, 2019 increased $1,047, or 28%, to $4,816 as compared to the prior year period. For the six months ended December 31, 2019, depreciation and amortization increased $1,539, or 19%, to $9,790 as compared to the prior year period. The increases for the three and six months ended December 31, 2019 were primarily due to capital expenditures associated with the opening of a new entertainment dining and nightlife venue in September 2018.

Operating income
Operating income for the three months ended December 31, 2019 increased $2,260, or 2%, to $95,534 as compared to the prior year period. The increase was primarily due to lower direct operating expenses and selling, general and administrative expenses, partially offset by a decrease in revenues and higher depreciation and amortization, as discussed above. For the six months ended December 31, 2019, operating income decreased $2,009, or 2%, to $92,982 as compared to the prior year period. The decrease was primarily due to lower revenues and an increase in depreciation and amortization, partially offset by lower direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended December 31, 2019 increased $2,549, or 3%, to $103,552 as compared to the prior year period. The increase was higher than the increase in operating income of $2,260 primarily due to an increase in depreciation and amortization, partially offset by lower share-based compensation. For the six months ended December 31, 2019, adjusted operating income decreased $253 to $109,790 as compared to the prior year period. The decrease was lower than the decrease in operating income of $2,009 primarily due to increases in depreciation and amortization and share-based compensation.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for MSG Sports.

	Three Months Ended
	December 31,		Change
	2019	2018	Amount	Percentage
Revenues	$316,466	$315,843	$623	NM
Direct operating expenses	208,347	218,714	(10,367)	(5)%
Selling, general and administrative expenses	57,169	53,313	3,856	7%
Depreciation and amortization	1,782	1,984	(202)	(10)%
Operating income	$49,168	$41,832	$7,336	18%
Reconciliation to adjusted operating income:
Share-based compensation	4,348	4,818
Depreciation and amortization	1,782	1,984
Adjusted operating income	$55,298	$48,634	$6,664	14%

	Six Months Ended
	December 31,		Change
	2019	2018	Amount	Percentage
Revenues	$372,500	$371,195	$1,305	NM
Direct operating expenses	232,658	234,033	(1,375)	(1)%
Selling, general and administrative expenses	107,321	95,530	11,791	12%
Depreciation and amortization	3,583	3,926	(343)	(9)%
Operating income	$28,938	$37,706	$(8,768)	(23)%
Reconciliation to adjusted operating income:
Share-based compensation	9,117	7,590
Depreciation and amortization	3,583	3,926
Adjusted operating income	$41,638	$49,222	$(7,584)	(15)%
———————
NM — Percentage is not meaningful

Revenues
Revenues increased $623 to $316,466 for the three months ended December 31, 2019 as compared to the prior year period. Revenues increased $1,305 to $372,500 for the six months ended December 31, 2019 as compared to the prior year period. The net changes were attributable to the following:

	Three	Six
	Months	Months
Increase in revenues from league distributions	$4,363	$3,921
Increase in local media rights fees from MSG Networks due to contractual rate increases	2,380	2,619
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales primarily due to higher average per-game revenue	520	591
Decrease in event-related revenues from other live sporting events primarily due to fewer events partially offset by higher per-event revenue	(5,154)	(3,500)
Decrease in sponsorship and signage revenues and ad sales commission	(1,242)	(2,050)
Other net decreases	(244)	(276)
	$623	$1,305
The decrease in sponsorship and signage revenues and ad sales commission for the three and six months ended December 31, 2019 was primarily due to lower sales of existing sponsorship and signage inventory slightly offset by higher ad sales commission. In addition, the decrease for the six months ended December 31, 2019 included the impact of the sale of the Liberty in January 2019.
Direct operating expenses
Direct operating expenses decreased $10,367, or 5%, to $208,347 for the three months ended December 31, 2019 as compared to the prior year period. Direct operating expenses decreased $1,375, or 1%, to $232,658 for the six months ended December 31, 2019 as compared to the prior year period. The net changes were attributable to the following:

	Three	Six
	Months	Months
Decrease in net provisions for certain team personnel transactions	$(23,110)	$(12,200)
Decrease in event-related expenses associated with other live sporting events primarily due to fewer events partially offset by higher per-event expenses	(2,932)	(1,666)
Increase in team personnel compensation primarily due to roster changes at the Company’s sports teams	6,876	6,250
Increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	4,030	1,861
Increase in other team operating expenses not discussed elsewhere in this table primarily due to an increase in league assessments and other net increases	3,262	1,799
Increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales primarily due to higher average per-game expense	944	1,407
Other net increases	563	1,174
	$(10,367)	$(1,375)
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2019	2018	Decrease	2019	2018	Decrease
Net provisions for certain team personnel transactions	$17,644	$40,754	$(23,110)	$27,887	$40,087	$(12,200)
Team personnel transactions for the three months ended December 31, 2019 reflect waiver/contract terminations of $16,676 and a player trade of $968. Team personnel transactions for the three months ended December 31, 2018 reflect provisions recorded for waivers/contract terminations of $39,167 and a player trade of $1,587.

Team personnel transactions for the six months ended December 31, 2019 reflect waiver/contract terminations of $26,919 and a player trade of $968. Team personnel transactions for the six months ended December 31, 2018 reflect waivers/contract terminations of $38,500, which are net of credits due to the recoveries associated with previously recorded waivers/contract termination costs, and a player trade of $1,587.
Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2019	2018	Increase	2019	2018	Increase
Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	$27,404	$23,374	$4,030	$26,108	$24,247	$1,861

The increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax for the three months ended December 31, 2019 reflect higher provisions for league revenue sharing expense of $2,697 and a lower estimated NBA luxury tax credit in the current year period as compared to the prior year period of $1,333. Higher provisions for league revenue sharing expense primarily reflects adjustments to prior seasons’ revenue sharing expense slightly offset by higher estimated net player escrow recoveries.
The increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax for the six months ended December 31, 2019 reflect lower estimated NBA luxury tax credit in the current year period as compared to the prior year period of $1,333 and, to a lesser extent, higher provisions for league revenue sharing expense of $528. Higher league revenue sharing expense primarily reflects adjustments to prior seasons’ revenue sharing expense partially offset by higher estimated net player escrow recoveries.

The Knicks were not a luxury tax payer for the 2018-19 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of December 31, 2019 would not result in the team being a luxury tax payer for the 2019-20 season and the estimated luxury tax receipt is currently anticipated to be lower than the luxury tax receipt for the 2018-19 season. The actual amounts for the 2019-20 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2019 increased $3,856, or 7%, to $57,169 as compared to the prior year period. Selling, general and administrative expenses for the six months ended December 31, 2019 increased $11,791, or 12%, to $107,321 as compared to the prior year period. For the three and six months ended December 31, 2019, the increases were primarily due to higher employee compensation and related benefits.
Operating income
Operating income for the three months ended December 31, 2019 increased $7,336, or 18%, to $49,168 as compared to the prior year period primarily due to lower direct operating expenses, and to a lesser extent, increase revenue partially offset by higher selling, general and administrative expenses, as discussed above.
Operating income for the six months ended December 31, 2019 decreased $8,768, or 23%, to $28,938 as compared to the prior year period primarily due to higher selling, general and administrative expenses slightly offset by lower direct operating expenses and an increase in revenue, as discussed above.
Adjusted operating income
Adjusted operating income for the three months ended December 31, 2019 increased $6,664, or 14%, to $55,298 as compared to the prior year period. The increase was lower than the increase in operating income primarily due to lower share-based compensation and depreciation and amortization.
Adjusted operating income for the six months ended December 31, 2019 decreased $7,584, or 15%, to $41,638 as compared to the prior year period. The increase was lower than the increase in operating income primarily due to lower share-based compensation and depreciation and amortization.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and maximum borrowing capacity under our $390,000 revolving credit facilities (see Note 12 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, Rangers Revolving Credit Facility, and Tao Revolving Credit Facility). Our principal uses of cash include working capital-related items, capital spending (including our planned construction of large-scale venues in Las Vegas and London), investments and related loans that we may fund from time to time, repurchases of shares of the Company’s Class A Common Stock, repayment of debt, and the payment of earn-out obligations and mandatory purchases from prior acquisitions. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic conditions could adversely impact its ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including approximately $1,000,000 in unrestricted cash and cash equivalents and $113,000 of short-term investments as of December 31, 2019, along with available borrowing capacity under our revolving credit facilities combined with operating cash flows, over the next 12 months, to fund our operations, to pursue the development of the new venues discussed below and other new business opportunities and to repurchase shares of the Company’s Class A Common Stock (see Note 11 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s short-term investments).
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
The Company expects the venue to have a number of significant revenue streams, including a wide variety of content such as attractions, concert residencies, corporate and select sporting events, as well as sponsorship and premium hospitality opportunities. As a result, we anticipate that MSG Sphere at The Venetian will generate substantial revenue and adjusted operating income on an annual basis.
Our current cost estimate, inclusive of core technology and soft costs, for MSG Sphere at The Venetian is approximately $1,660,000. This cost estimate is net of $75,000 that the Las Vegas Sands Corp. has agreed to pay to defray certain construction costs and also excludes significant capitalized and non-capitalized costs for items such as content creation, internal labor, and furniture and equipment. Relative to our current cost estimate above, our actual construction costs for MSG Sphere at The Venetian incurred through December 31, 2019 were approximately $248,000, which is net of $37,500 received from Las Vegas Sands Corp. during the six months ended December 31, 2019. Our goal is to open MSG Sphere at The Venetian in calendar year 2021. As with any major construction project, the construction of MSG Sphere is subject to potential unexpected delays, costs or other complications.
See Exhibit 10.65 to our Form 10-K for the year ended June 30, 2019 for a copy of the Construction Agreement, dated May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (AECOM).
In February 2018, we announced the purchase of land in Stratford, London, which we expect will become home to a future MSG Sphere. Cost estimates for MSG Sphere in London are still in development as the Company continues to refine its design, which it currently expects will be substantially similar to MSG Sphere in Las Vegas, including having approximately the same seating capacity. The Company submitted a planning application to the local planning authority in March 2019 and expects the planning application process will continue well into calendar year 2020. The Company will use this time to continue building on its design and construction learnings in Las Vegas, which it will leverage in London. And as we work through this planning application and design process, we expect our timeline will evolve and, therefore, we do not have a target opening date at this time.

For additional information regarding the Company’s capital expenditures related to the MSG Spheres for the three and six months ended December 31, 2019, see Note 19 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
With regard to MSG Sphere at The Venetian, the Company plans to finance the construction of the venue primarily from cash on hand, cash flows from operations and borrowings under our revolving credit facilities, as well as additional debt financing. There is no assurance that the Company will be able to obtain such capital.
While the Company plans to self-fund the construction of MSG Sphere at The Venetian, the Company’s intention for any future venues is to explore other options, including non-recourse debt financing, joint ventures, equity partners and a managed venue model.
Financing Agreements and Stock Repurchases
See Note 12 and Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Bilateral Letters of Credit Lines
The Company has established bilateral credit lines with a bank to issue letters of credit in support of the Company’s business operations. The Company pays fees for the letters of credit that are credited against interest income the Company receives in return from its investments in notes receivable with the same bank. As of December 31, 2019, the Company had $12,512 of letters of credit outstanding pursuant to which fees were credited against a note investment, which included two letters of credit for $750 pertaining to Tao Group Hospitality as of September 29, 2019.
Contractual Obligations
The Company adopted ASU No. 2016-02, Leases (Topic 842), on July 1, 2019. As a result, the contractual obligations related to future lease payments, which were historically reported as off-balance sheet commitments, are now reflected on the consolidated balance sheet as lease liabilities as of December 31, 2019. See Note 8 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more details about the lease liabilities. Except as described above with respect to lease accounting, the Company did not have any material changes in its contractual obligations since the end of fiscal year 2019 other than activities in the ordinary course of business.

Cash Flow Discussion

As of December 31, 2019, cash, cash equivalents and restricted cash totaled $1,043,104, as compared to $1,117,901 as of June 30, 2019. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2019 and 2018:

	Six Months Ended December 31,
	2019	2018
Net income	$11,683	$41,920
Adjustments to reconcile net income to net cash provided by operating activities	85,003	81,650
Subtotal	$96,686	$123,570
Changes in working capital assets and liabilities	14,486	(95,051)
Net cash provided by operating activities	$111,172	$28,519
Net cash used in investing activities	(143,913)	(15,878)
Net cash used in financing activities	(43,749)	(18,081)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,693	398
Net decrease in cash, cash equivalents and restricted cash	$(74,797)	$(5,042)
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2019 improved by $82,653 to $111,172 as compared to the prior year period primarily due to changes in working capital assets and liabilities which include (i) higher increase in accrued and other liabilities primarily due to funds received from Las Vegas Sands Corp. in connection with the ground lease in Las Vegas, (ii) lower decrease in collections due to promoters due to timing, (iii) lower increase in accounts receivable due to timing, and (iv) lower net decreases in other working capital, partially offset by lower net income in the current year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2019 increased by $128,035 to $143,913 as compared to the prior year period primarily due to (i) higher capital expenditures in the current year period as compared to the prior year period, of which substantially all are related to the Company’s planned MSG Spheres in Las Vegas and London, and (ii) lower proceeds received from the sale of the Company’s 50% interest in AMSGE in the prior year period compared to the the sale of the Company’s 50% interest in Tribeca in the current year period. This increase was partially offset by (i) a loan repayment received from subordinated note, (ii) lower investments made in nonconsolidated affiliates as compared to the prior year period, and (iii) acquisition of notes receivable during the prior year period as compared to none during the current year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2019 increased by $25,668 to $43,749 as compared to the prior year period primarily due to a repayment on the Tao Revolving Credit Facility and an increase in taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period.
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
In addition, while it does not have a material impact on seasonality of our business, the first and third calendar quarters are seasonally lighter quarters for Tao Group Hospitality as compared to its second and fourth calendar quarters. As the Company consolidates Tao Group Hospitality results of operations on a three-month lag basis, the seasonally lighter quarters for Tao Group Hospitality will be reflected in the second and fourth quarters of the Company’s fiscal year. See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the consolidation on a three-month lag basis of Tao Group Hospitality.

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
The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2019 by reporting unit was as follows:

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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2019 by reportable segment:

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
Contingent Consideration
See Note 11 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the fair value of the Company’s deferred and contingent consideration liabilities related to the acquisitions of Tao Group Hospitality and CLG.
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
As of December 31, 2019, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $15.8 million in the Company’s net asset value.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On March 29, 2019, a purported stockholder of the Company filed a complaint in the Court of Chancery of the State of Delaware, derivatively on behalf of the Company, against certain directors of the Company who are members of the Dolan family group and against the directors of the Company who are members of the Compensation Committee (collectively, the “Director Defendants”). The Company is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to the Company’s stockholders in approving the compensation packages for James L. Dolan in his capacity as the Executive Chairman and Chief Executive Officer of the Company. The complaint seeks monetary damages in an unspecified amount from the Director Defendants in favor of the Company; rescission of Mr. Dolan’s employment agreements; restitution and disgorgement by Mr. Dolan in respect of his compensation; and costs and disbursements for the plaintiff. On June 5, 2019, the Board formed a Special Litigation Committee to investigate the claims made by the plaintiff and to determine the Company’s response thereto. The litigation has been stayed while the Special Litigation Committee’s work is ongoing.
The Company is a defendant in various other lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2019, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended December 31, 2019, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amendment No. 1 to Amended By-laws of the Company, effective December 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 4, 2019).
10.1	Employment Agreement, dated January 23, 2020, between The Madison Square Garden Company and Joseph F. Yospe. †
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in Inline XBRL and contained in Exhibit 101.
_________________

†	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February 2020.

The Madison Square Garden Company

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President and Chief Financial Officer