Form 10-Q
period 2020-03-31
Madison Square Garden Sports Corp.
filed 2020-05-11
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-36900
MADISON SQUARE GARDEN SPORTS CORP.
(Exact name of registrant as specified in its charter)

Delaware	47-3373056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	New York	,	NY	10121
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (212) 465-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGS	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2020:

Class A Common Stock par value $0.01 per share	—	19,461,991
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,006,293	$1,086,372
Restricted cash	38,844	31,529
Short-term investments	331,019	108,416
Accounts receivable, net	130,824	96,856
Net related party receivables	2,298	1,483
Prepaid expenses	66,515	45,150
Other current assets	57,138	43,303
Assets held for sale	109,155	—
Total current assets	1,742,086	1,413,109
Investments and loans to nonconsolidated affiliates	61,998	84,560
Property and equipment, net of accumulated depreciation and amortization	1,581,602	1,380,392
Right-of-use lease assets	235,781	—
Amortizable intangible assets, net	158,968	220,706
Indefinite-lived intangible assets	175,945	176,485
Goodwill	308,951	392,513
Other assets	44,255	95,786
Total assets	$4,309,586	$3,763,551

See accompanying notes to consolidated financial statements.

	March 31, 2020	June 30, 2019
	(Unaudited)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$19,696	$25,009
Net related party payables, current	31,813	19,048
Current portion of long-term debt, net of deferred financing costs	4,792	6,042
Accrued liabilities:
Employee related costs	147,597	137,660
Other accrued liabilities	239,290	211,403
Operating lease liabilities, current	54,875	—
Collections due to promoters	49,421	67,212
Deferred revenue	266,427	293,410
Liabilities held for sale	72,811	—
Total current liabilities	886,722	759,784
Related party payables, noncurrent	—	172
Long-term debt, net of deferred financing costs	379,962	48,556
Operating lease liabilities, noncurrent	192,533	—
Defined benefit and other postretirement obligations	32,359	41,318
Other employee related costs	67,653	62,015
Deferred tax liabilities, net	69,293	79,098
Other liabilities	81,787	66,221
Total liabilities	1,710,309	1,057,164
Commitments and contingencies (see Note 12)
Redeemable noncontrolling interests	23,000	67,627
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,462 and 19,229 shares outstanding as of March 31, 2020 and June 30, 2019, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2020 and June 30, 2019	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2020 and June 30, 2019	—	—
Additional paid-in capital	2,850,372	2,845,961
Treasury stock, at cost, 986 and 1,219 shares as of March 31, 2020 and June 30, 2019, respectively	(168,066)	(207,790)
Retained earnings (accumulated deficit)	(74,866)	29,003
Accumulated other comprehensive loss	(52,607)	(46,923)
Total Madison Square Garden Sports Corp. stockholders’ equity	2,555,082	2,620,500
Nonredeemable noncontrolling interests	21,195	18,260
Total equity	2,576,277	2,638,760
Total liabilities, redeemable noncontrolling interests and equity	$4,309,586	$3,763,551

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues (a)	$423,962	$517,190	$1,267,549	$1,367,512

Operating expenses:
Direct operating expenses (b)	272,662	310,792	776,464	821,510
Selling, general and administrative expenses (c)	154,626	138,949	445,685	391,205
Depreciation and amortization	29,667	28,936	86,869	88,792
Impairment of intangibles, long-lived assets and goodwill	102,211	—	102,211	—
Operating income (loss)	(135,204)	38,513	(143,680)	66,005
Other income (expense):
Earnings (loss) in equity method investments	(1,096)	(2,881)	(3,739)	17,131
Interest income (d)	3,659	7,988	17,244	22,061
Interest expense	(1,881)	(4,405)	(5,437)	(13,614)
Miscellaneous income (expense), net	(17,448)	6,201	(3,071)	(2,895)
	(16,766)	6,903	4,997	22,683
Income (loss) from operations before income taxes	(151,970)	45,416	(138,683)	88,688
Income tax benefit (expense)	10,904	(11,253)	9,300	(12,605)
Net income (loss)	(141,066)	34,163	(129,383)	76,083
Less: Net loss attributable to redeemable noncontrolling interests	(22,447)	(7)	(23,851)	(3,662)
Less: Net loss attributable to nonredeemable noncontrolling interests	(590)	(1,101)	(1,663)	(4,913)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(118,029)	$35,271	$(103,869)	$84,658

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(4.92)	$1.48	$(4.34)	$3.56
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(4.92)	$1.48	$(4.34)	$3.55
Weighted-average number of common shares outstanding:
Basic	24,004	23,792	23,914	23,759
Diluted	24,004	23,881	23,914	23,868
_________________

(a)
Includes revenues from related parties of $63,764 and $74,020 for the three months ended March 31, 2020 and 2019, respectively, and $138,328 and $145,766 for the nine months ended March 31, 2020 and 2019, respectively.

(b)
Includes net charges from related parties of $372 and $325 for the three months ended March 31, 2020 and 2019, respectively, and $762 and $814 for the nine months ended March 31, 2020 and 2019, respectively.

(c)
Includes net charges to related parties of $(2,679) and $(2,451) for the three months ended March 31, 2020 and 2019, respectively, and $(8,143) and $(5,892) for the nine months ended March 31, 2020 and 2019, respectively.

(d)	Includes interest income from nonconsolidated affiliates of $380 and $2,714 for the three and nine months ended March 31, 2019, respectively.

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2020		2019		2020		2019
Net income (loss)		$(141,066)		$34,163		$(129,383)		$76,083
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	$342		$328		$1,027		$984
Settlement loss recognized	67		—		67		—
Amortization of prior service credit included in net periodic benefit cost	—	409	(1)	327	—	1,094	(4)	980
Cumulative translation adjustments		(19,946)		6,383		(6,778)		3,181
Other comprehensive income (loss)		(19,537)		6,710		(5,684)		4,161
Comprehensive income (loss)		(160,603)		40,873		(135,067)		80,244
Less: Comprehensive loss attributable to redeemable noncontrolling interests		(22,447)		(7)		(23,851)		(3,662)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(590)		(1,101)		(1,663)		(4,913)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders		$(137,566)		$41,981		$(109,553)		$88,819

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(129,383)	$76,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,869	88,792
Impairment of intangibles, long-lived assets and goodwill	102,211	—
Provision (benefits) from deferred income taxes	(9,805)	12,112
Share-based compensation expense	47,440	45,984
Earnings (loss) in equity method investments, net of income distributions	3,739	(17,131)
Purchase accounting adjustments associated with leases	4,458	3,197
Unrealized loss on equity investment with readily determinable fair value	2,471	2,405
Provision for doubtful accounts	6,990	766
Other non-cash adjustments	273	3,065
Change in assets and liabilities:
Accounts receivable, net	(41,249)	(95,892)
Net related party receivables	(815)	(862)
Prepaid expenses and other assets	(52,593)	(58,665)
Accounts payable	3,222	(4,163)
Net related party payables	12,593	18,692
Accrued and other liabilities	71,870	48,013
Collections due to promoters	15,924	(16,953)
Deferred revenue	(12,110)	(8,099)
Operating lease right-of-use assets and lease liabilities	(972)	—
Net cash provided by operating activities	$111,133	$97,344
Cash flows from investing activities:
Capital expenditures	$(342,243)	$(117,222)
Proceeds from insurance recoveries	476	—
Payments for acquisition of assets	(1,000)	—
Purchase of short-term investments	(405,935)	(112,735)
Proceeds from maturity of short-term investments	176,661	—
Investments and loans to nonconsolidated affiliates	(75)	(51,807)
Proceeds from sale of nonconsolidated affiliates	18,000	125,000
Loan repayment received from subordinated note	58,735	4,765
Cash received (paid) for notes receivable	750	(7,761)
Net cash used in investing activities	$(494,631)	$(159,760)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	$(26,447)	$(19,525)
Noncontrolling interest holders’ capital contribution	4,000	5,560
Distributions to noncontrolling interest holders	(535)	(1,263)
Loans from noncontrolling interest holders	—	606
Proceeds from revolving credit facilities	350,000	—
Repayment of revolving credit facility	(15,000)	—
Principal repayment on long-term debt	(5,000)	(3,929)
Payment of contingent consideration	(200)	—
Net cash provided by (used in) financing activities	$306,818	$(18,551)
Effect of exchange rates on cash, cash equivalents and restricted cash	3,916	6,440
Net decrease in cash, cash equivalents and restricted cash	(72,764)	(74,527)
Cash, cash equivalents and restricted cash at beginning of period	1,117,901	1,256,620
Cash, cash equivalents and restricted cash at end of period	$1,045,137	$1,182,093
Non-cash investing and financing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$37,715	$—
Capital expenditures incurred but not yet paid	$75,846	$17,601
Tenant improvement paid by landlord	$195	$13,715
Share-based compensation capitalized in property and equipment	$3,790	$1,951

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2019	$249	$2,833,867	$(185,893)	$43,163	$(33,070)	$2,658,316	$20,361	$2,678,677	$66,223
Net income (loss)	—	—	—	(118,029)	—	(118,029)	(590)	(118,619)	(22,447)
Other comprehensive loss	—	—	—	—	(19,537)	(19,537)	—	(19,537)	—
Comprehensive income (loss)	—	—	—	—	—	(137,566)	(590)	(138,156)	(22,447)
Share-based compensation	—	15,163	—	—	—	15,163	—	15,163	—
Tax withholding associated with shares issued for equity-based compensation	—	(183)	—	—	—	(183)	—	(183)	—
Common stock issued under stock incentive plans	—	(374)	374	—	—	—	—	—	—
Noncontrolling interest non-cash acquisition	—	20,262	17,453	—	—	37,715	—	37,715	(37,715)
Noncontrolling interest acquisition	—	(1,424)	—	—	—	(1,424)	1,424	—	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	—	—	—	(16,939)	—	(16,939)	16,939
Balance as of March 31, 2020	$249	$2,850,372	$(168,066)	$(74,866)	$(52,607)	$2,555,082	$21,195	$2,576,277	$23,000

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2019
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$249	$2,812,880	$(207,790)	$66,963	$(43,897)	$2,628,405	$18,984	$2,647,389	$72,770
Net income (loss)	—	—	—	35,271	—	35,271	(1,101)	34,170	(7)
Other comprehensive income	—	—	—	—	6,710	6,710	—	6,710	—
Comprehensive income (loss)	—	—	—	—	—	41,981	(1,101)	40,880	(7)
Share-based compensation	—	17,531	—	—	—	17,531	—	17,531	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	3,156	3,156	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,004)
Balance as of March 31, 2019	$249	$2,830,411	$(207,790)	$102,234	$(37,187)	$2,687,917	$21,039	$2,708,956	$71,759

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627
Net loss	—	—	—	(103,869)	—	(103,869)	(1,663)	(105,532)	(23,851)
Other comprehensive loss	—	—	—	—	(5,684)	(5,684)	—	(5,684)	—
Comprehensive loss	—	—	—	—	—	(109,553)	(1,663)	(111,216)	(23,851)
Share-based compensation	—	51,230	—	—	—	51,230	—	51,230	—
Tax withholding associated with shares issued for equity-based compensation	—	(26,447)	—	—	—	(26,447)	—	(26,447)	—
Common stock issued under stock incentive plans	—	(22,271)	22,271	—	—	—	—	—	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	3,709	3,709	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(535)	(535)	—
Noncontrolling interest non-cash acquisition	—	20,262	17,453	—	—	37,715	—	37,715	(37,715)
Noncontrolling interest acquisition	—	(1,424)	—	—	—	(1,424)	1,424	—	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	—	—	—	(16,939)	—	(16,939)	16,939
Balance as of March 31, 2020	$249	$2,850,372	$(168,066)	$(74,866)	$(52,607)	$2,555,082	$21,195	$2,576,277	$23,000

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2019
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684
Adoption of ASU No. 2016-01	—	—	—	(5,570)	5,570	—	—	—	—
Adoption of ASC Topic 606	—	—	—	34,205	—	34,205	—	34,205	—
Net income (loss)	—	—	—	84,658	—	84,658	(4,913)	79,745	(3,662)
Other comprehensive income	—	—	—	—	4,161	4,161	—	4,161	—
Comprehensive income (loss)	—	—	—	—	—	88,819	(4,913)	83,906	(3,662)
Share-based compensation	—	47,935	—	—	—	47,935	—	47,935	—
Tax withholding associated with shares issued for equity-based compensation	—	(19,525)	—	—	—	(19,525)	—	(19,525)	—
Common stock issued under stock incentive plans	—	(15,872)	15,872	—	—	—	—	—	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	8,400	8,400
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,263)
Balance as of March 31, 2019	$249	$2,830,411	$(207,790)	$102,234	$(37,187)	$2,687,917	$21,039	$2,708,956	$71,759

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Spin-off Transaction
On April 17, 2020 (the “Entertainment Distribution Date”), Madison Square Garden Sports Corp. (the “Company”) distributed all of the outstanding common stock of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc.) to its stockholders (the “Entertainment Distribution”). Madison Square Garden Entertainment Corp. owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment (collectively, the “Spinco Business”). In the Entertainment Distribution, (a) each holder of the Company’s Class A common stock, par value $0.01 per share, received one share of Madison Square Garden Entertainment Corp. Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) each holder of the Company’s Class B common stock, par value $0.01 per share, received one share of Madison Square Garden Entertainment Corp. Class B common stock, par value $0.01 per share, for every share of the Registrant’s Class B common stock held of record as of the close of business, New York City time, on the Record Date.
Following the Entertainment Distribution, the Company’s business consist of the Company’s professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA G League (the “NBAGL”). In addition, the Company’s business includes esports teams through Counter Logic Gaming (“CLG”) and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League.
As of March 31, 2020, the Company maintained the historical operating structure and reported the financial results of its entertainment business (including its sports bookings business) in continuing operations until the Entertainment Distribution Date. After the Entertainment Distribution, the historical financial results of the Company’s entertainment business (including its sports bookings business) will be reflected in the Company’s consolidated financial statements as discontinued operations under U.S. generally accepted accounting principles (“GAAP”) for all periods presented through the Entertainment Distribution Date, effective as of the filing with the U.S. Securities and Exchange Commission (the “SEC”) of the Company’s Annual Report on Form 10-K for the year ending on June 30, 2020.
Description of Business
Given that the Entertainment Distribution did not occur until after March 31, 2020, the accompanying unaudited condensed consolidated interim financial statements include the historical results of the Company and all descriptions of the Company are as of March 31, 2020 unless otherwise indicated. In future filings, the historical results of the Spinco Business will be presented as discontinued operations.
The Company is a live sports and entertainment business. The Company classifies its business interests into two reportable segments: MSG Entertainment and MSG Sports. MSG Entertainment includes live entertainment events, including concerts and other live events, such as family shows, performing arts and special events, which are presented or hosted in the Company’s diverse collection of venues along with live offerings through TAO Group Holdings LLC (“Tao Group Hospitality”) and Boston Calling Events LLC (“BCE”). Tao Group Hospitality is a hospitality group with globally recognized entertainment, dining and nightlife brands including Tao, Marquee, Lavo, Avenue, Beauty & Essex and Cathédrale. BCE owns and operates New England’s premier Boston Calling Music Festival. MSG Entertainment also includes the Company’s original production — the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”).
MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Hartford Wolf Pack of the AHL and the Westchester Knicks of the NBAGL. These professional sports franchises are collectively referred to herein as the “sports teams.” For the three and nine months ended March 31, 2019, MSG Sports also included the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), which was sold in January 2019. MSG Sports also includes other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports and college wrestling, all of which the Company promotes, produces and/or presents. In addition, MSG Sports includes CLG, a premier North American esports organization, which the Company acquired in July 2017, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as the “esports teams,” and together with the sports teams, the “teams.”

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA (See Note 3 for further discussion on the sale of the Forum in the fourth quarter of fiscal year 2020) and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City. Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”), formerly known as The Madison Square Garden Company. On September 30, 2015, MSG Networks distributed all of the outstanding common stock of Madison Square Garden to MSG Networks’ stockholders.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 (“fiscal year 2019”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Entertainment on revenues from the Christmas Spectacular generally means it earns a disproportionate share of its revenues in the second quarter of the Company’s fiscal year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year.
Impact of COVID-19
The Company’s operations and operating results have been materially impacted by the COVID-19 pandemic and government and league actions taken in response. As of the date of this Quarterly Report on Form 10-Q, virtually all of the Company’s business operations have been suspended. On March 11 and 12, 2020, respectively, the NBA and NHL suspended their 2019-20 seasons (but did not cancel) and no Knicks or Rangers games are currently being played. In addition, as a result of government mandated assembly limitations and closures, no events are currently permitted to be held at The Garden, Hulu Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre or The Chicago Theatre. Additionally, public officials have imposed mandates limiting restaurants and bars to only take-out and delivery service and requiring that nightlife venues close in the cities in which Tao Group Hospitality operates. As a result, virtually all Tao Group Hospitality venues in and outside the United States are closed, which has resulted in the business being materially impacted.
Additionally, as a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the macroeconomic industry and market conditions, were considered a “triggering event” for one of the Company’s reporting units, which required the Company to assess the carrying value of its intangible assets, long-lived assets and goodwill, in that order in accordance with ASC 350-30, for that reporting unit for impairment. Based on this evaluation, the Company recorded a non-cash goodwill impairment charge of $80,698 during the three and nine months ended March 31, 2020 associated with Tao Group Hospitality. In addition, during the three and nine months ended March 31, 2020, the Company recorded non-cash impairment charges associated with one venue within the Tao Group Hospitality of $11,573, $6,399 and $3,541, for Right-of-use assets, Property and equipment assets, and a tradename, respectively. No other goodwill or intangible asset balance was impaired as of March 31, 2020 based on the assessment. However, the duration and impact of the COVID-19 pandemic may result in additional future impairment charges that management will evaluate as facts and circumstances evolve through time. Refer to Note 11 for further detail.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from Tao Group Hospitality, BCE and CLG, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. Tao Group Hospitality, BCE and CLG are consolidated with the equity owned by other shareholders shown as redeemable or nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to redeemable or nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the classification of redeemable noncontrolling interests of Tao Group Hospitality.
Tao Group Hospitality’s results are reported on a three-month lag basis and Tao Group Hospitality reports on a fiscal year reflecting the retail calendar that ends on the last Sunday of the calendar year (containing 4-4-5 week calendar quarters). Accordingly, the Company’s results for the three months ended March 31, 2020 and 2019 include Tao Group Hospitality’s operating results from September 30, 2019 to December 29, 2019 and from October 1, 2018 to December 30, 2018, respectively, and the Company’s results for the nine months ended March 31, 2020 and 2019 include Tao Group Hospitality’s operating results from April 1, 2019 to December 29, 2019 and April 2, 2018 to December 30, 2018, respectively. With the exception of the balances and activities pertaining to the Tao Group Hospitality’s credit agreements entered into in May 2019, which are recorded as of March 31, 2020 and June 30, 2019 and for the three and nine months ended March 31, 2020, as well as cash distributions and COVID-19 impact on goodwill, which resulted in impairment, all other disclosures related to Tao Group Hospitality’s financial position are reported as of December 29, 2019 and March 31, 2019, as applicable. See Note 14 for further details on Tao Group Hospitality’s credit agreements entered in May 2019.
On January 22, 2020, the Company acquired an additional 15% of common equity interest in Tao Group Hospitality from its noncontrolling interest holders in exchange for an issuance of 102 shares of the Company’s Class A Common Stock. The Company now owns 77.5% of common equity interest in Tao Group Hospitality. In connection with the acquisition of the additional 15% of common equity interest, the Company recorded (i) a decrease of $37,715 in the carrying value of redeemable noncontrolling interest, (ii) a decrease of $17,453 in treasury stock, which represents the average cost of the treasury stock, for the issuance of 102 shares of the Company’s Class A Common Stock, and (iii) an increase of additional paid in capital of $20,262 under the caption “Noncontrolling interest non-cash acquisition” in the accompanying consolidated statements of equity and redeemable noncontrolling interests for the three and nine months ended March 31, 2020.
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

MADISON SQUARE GARDEN SPORTS CORP.
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
See Note 9 for further details on disclosure required under ASC Topic 842.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this standard in the third quarter of fiscal year 2020 and applied it prospectively, beginning with the interim goodwill impairment test performed during the quarter ended March 31, 2020. See Note 11 for further details.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11 to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments — Credit Losses and Leases, which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
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
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU No. 2018-17 amends the variable interest entities (“VIE”) guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model for both the assessment of a variable interest and the determination of a primary beneficiary. The standard will be effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-17 are required to be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Assets Held for Sale
On March 24, 2020, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with CAPSS LLC pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC and settle related litigation for a cash purchase price of $400,000, subject to regulatory and other customary closing conditions. The transaction subsequently closed on May 1, 2020. As a result of the MIPA, the assets and liabilities of the Forum were classified as held for sale as of March 31, 2020 in accordance with ASC Subtopic 360-10-45-9. The Forum meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and FASB ASC Topic 805 — Business Combinations. This disposition does not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under FASB ASC subtopic 205-20 — Discontinued Operations. The Company believes the fair value less costs to sell for the assets held for sale exceeds their carrying amount; therefore, no adjustment to their carrying value was recorded for the three and nine month ended March 31, 2020.
The assets and liabilities of the Forum were classified in the consolidated balance sheet as assets and liabilities held for sale as of March 31, 2020 and consist of the following, by major class:

Prepaid expenses	$589
Other current assets	381
Property and equipment, net of accumulated depreciation and amortization	104,781
Indefinite-lived intangible assets	540
Goodwill	2,864
Assets held for sale	109,155

Accounts payable and accrued liabilities	18,444
Collections due to promoters	33,715
Deferred revenue	18,791
Other liabilities	1,861
Liabilities held for sale	72,811
Net assets held for sale	$36,344

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and nine months ended March 31, 2020 and 2019, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source and reportable segment based upon the timing of transfer of goods or services to the customer for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$115,872	$123,368	$(359)	$238,881
Sponsorship, signage and suite licenses (b)	14,352	52,331	(171)	66,512
League distributions (b)	—	48,027	—	48,027
Local media rights fees from MSG Networks (b)	—	57,263	—	57,263
Other (c)	6,174	7,404	(299)	13,279
Total revenues from contracts with customers	$136,398	$288,393	$(829)	$423,962

	Three Months Ended March 31, 2019
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$144,459	$159,405	$(685)	$303,179
Sponsorship, signage and suite licenses (b)	17,666	66,714	(171)	84,209
League distributions (b)	—	50,996	—	50,996
Local media rights fees from MSG Networks (b)	—	66,073	—	66,073
Other (c)	4,327	8,406	—	12,733
Total revenues from contracts with customers	$166,452	$351,594	$(856)	$517,190

	Nine Months Ended March 31, 2020
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$534,567	$278,425	$(455)	$812,537
Sponsorship, signage and suite licenses (b)	53,279	131,577	(511)	184,345
League distributions (b)	—	108,871	—	108,871
Local media rights fees from MSG Networks (b)	—	124,001	—	124,001
Other (c)	20,251	18,019	(475)	37,795
Total revenues from contracts with customers	$608,097	$660,893	$(1,441)	$1,267,549

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Nine Months Ended March 31, 2019
	MSG Entertainment	MSG Sports	Eliminations	Total
Event-related and entertainment dining and nightlife offerings (a)	$564,244	$316,368	$(685)	$879,927
Sponsorship, signage and suite licenses (b)	57,658	149,875	(511)	207,022
League distributions (b)	—	107,924	—	107,924
Local media rights fees from MSG Networks (b)	—	130,244	—	130,244
Other (c)	24,017	18,378	—	42,395
Total revenues from contracts with customers	$645,919	$722,789	$(1,196)	$1,367,512
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

(c)
For the three and nine months ended March 31, 2020 and 2019, the Company’s other revenues primarily consisted of managed venue revenues from Tao Group Hospitality and advertising commission revenue from MSG Networks. For the three and nine months ended March 31, 2019, the Company’s other revenues also included revenues from Obscura Digital (“Obscura”).

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2020 and June 30, 2019.

	March 31,	June 30,
	2020	2019
Receivables from contracts with customers, net (a)	$130,842	$96,982
Contract assets, current (b)	18,732	7,314
Deferred revenue, including non-current portion (c)	275,078	305,821
_________________

(a)
Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2020 and June 30, 2019, the Company’s receivables reported above included $18 and $126, respectively, related to various related parties associated with contracts with customers. See Note 20 for further details on these related party arrangements.

(b)
Contract assets, which are reported as Other current assets in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional. As of March 31, 2020, the Company’s contract assets above included $10,059 of contract assets related to local media rights with MSG Networks. See Note 20 for further details on these related party arrangements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The Company’s deferred revenue related to local media rights with MSG Networks was zero as of March 31, 2020 and June 30, 2019. See Note 20 for further details on these related party arrangements. Revenue recognized for the nine months ended March 31, 2020 relating to the deferred revenue balance as of June 30, 2019 was $252,857.

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020. This primarily relates to performance obligations under sponsorship and suite license arrangements. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal Year 2020 (remainder)	$22,157
Fiscal Year 2021	219,870
Fiscal Year 2022	147,472
Fiscal Year 2023	87,246
Fiscal Year 2024	60,257
Thereafter	127,619
$664,621

Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net expense for transactions relating to the Company’s sports teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions expense was $5,711 and $16,976 for the three months ended March 31, 2020 and 2019, respectively, and $33,598 and $57,063 for the nine months ended March 31, 2020 and 2019, respectively.
Note 6. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,004	23,792	23,914	23,759
Dilutive effect of shares issuable under share-based compensation plans	—	89	—	109
Weighted-average shares for diluted EPS	24,004	23,881	23,914	23,868
Weighted-average anti-dilutive shares	—	449	—	340

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2020	June 30, 2019	March 31, 2019	June 30, 2018
Captions on the consolidated balance sheets:
Cash and cash equivalents	$1,006,293	$1,086,372	$1,153,060	$1,225,638
Restricted cash (a)	38,844	31,529	29,033	30,982
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$1,045,137	$1,117,901	$1,182,093	$1,256,620
_________________

(a)	See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the nature of restricted cash.
Note 8. Investments and Loans to Nonconsolidated Affiliates
The Company’s investments and loans to nonconsolidated affiliates which are accounted for under the equity method of accounting and equity investments without readily determinable fair values in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures and ASC Topic 321, Investments - Equity Securities, respectively, consisted of the following:

	Ownership Percentage	Investment	Loan	Total
March 31, 2020
Equity method investments:
SACO Technologies Inc. (“SACO”)	30%	$40,656	$—	$40,656
Others		8,007	—	8,007
Equity investments without readily determinable fair values (a)		13,335	—	13,335
Total investments and loans to nonconsolidated affiliates		$61,998	$—	$61,998

June 30, 2019
Equity method investments:
SACO	30%	$44,321	$—	$44,321
Tribeca Enterprises LLC (“Tribeca Enterprises”) (b)	50%	—	18,000	18,000
Others		8,372	—	8,372
Equity investments without readily determinable fair values (a)		13,867	—	13,867
Total investments and loans to nonconsolidated affiliates		$66,560	$18,000	$84,560
_________________

(a)
In accordance with the ASC Topic 321, Investments - Equity Securities, the Company applies the measurement alternative to its equity investments without readily determinable fair values. The Company recorded an impairment charge of $533 for the nine months ended March 31, 2020. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the application of the measurement alternative.

(b)
On August 5, 2019, immediately prior to the sale of the Company’s equity capital in Tribeca Enterprises for $18,000, the Company contributed the $18,000 of indebtedness under the Company’s revolving credit facility to the Company’s equity capital in Tribeca Enterprises.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Equity Investment with Readily Determinable Fair Value
In addition to the investments discussed above, the Company holds an investment of 3,208 shares of the common stock of Townsquare Media, Inc. (“Townsquare”). Townsquare is a leading media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ”. In accordance with ASC Topic 321, Investments - Equity Securities, this investment is measured at readily determinable fair value and is reported under Other assets in the accompanying consolidated balance sheets as of March 31, 2020 and June 30, 2019. See Note 13 for more information on the fair value of the investment in Townsquare.
Note 9. Leases

The Company’s leases primarily consist of certain live-performance venues, entertainment dining and nightlife venues, corporate office space, storage and, to a lesser extent, office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
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
As of March 31, 2020, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 3 months to 18.5 years. In certain instances, leases include options to renew, with varying option terms in each case. The exercise of lease renewal options is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheet as of March 31, 2020:

	Line Item in the Company’s Consolidated Balance Sheet
Right-of-use assets:
Operating leases	Right-of-use lease assets	$235,781
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	$54,875
Operating leases, noncurrent	Operating lease liabilities, noncurrent	192,533
Total lease liabilities		$247,408

The following table summarizes the activity recorded within the Company’s consolidated statement of operations for the three and nine months ended March 31, 2020:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost	Direct operating expenses	$8,176	$24,652
Operating lease cost	Selling, general and administrative expenses	5,347	15,065
Short-term lease cost	Direct operating expenses	24	456
Variable lease cost	Direct operating expenses	830	3,287
Variable lease cost	Selling, general and administrative expenses	14	40
Total lease cost		$14,391	$43,500

Supplemental Information
For the nine months ended March 31, 2020, cash paid for amounts included in the measurement of lease liabilities was $41,102. For the nine months ended March 31, 2020, the Company had two ROU assets of $15,759 obtained in exchange for new operating lease liabilities.
During the three months ended March 31, 2020, a non-cash impairment charge of $11,573 was recorded for Right-of-use lease associated with one venue within the Tao Group Hospitality. See Note 1 for further details.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of March 31, 2020 was 6.2 years. The weighted average discount rate was 9.44% as of March 31, 2020 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation was modified.
Maturities of operating lease liabilities as of March 31, 2020 are as follows:

Fiscal Year 2020 (remainder)	$15,690
Fiscal Year 2021	58,579
Fiscal Year 2022	59,482
Fiscal Year 2023	55,232
Fiscal Year 2024	39,735
Thereafter	126,222
Total lease payments	354,940
Less imputed interest	107,532
Total lease liabilities (a)	$247,408
________________

(a)	Operating lease payments exclude minimum lease payments related to a location associated with the entertainment dining and nightlife offerings as the Company has not yet taken possession of the space.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Property and Equipment
As of March 31, 2020 and June 30, 2019, property and equipment consisted of the following assets:

	March 31, 2020	June 30, 2019
Land(a)	$147,084	$172,558
Buildings(a)	1,045,878	1,126,621
Equipment(a)	347,820	335,932
Aircraft	38,090	38,090
Furniture and fixtures(a)	42,410	53,571
Leasehold improvements	183,679	180,757
Construction in progress(a)	575,113	238,928
	2,380,074	2,146,457
Less accumulated depreciation and amortization(a)(b)	(798,472)	(766,065)
	$1,581,602	$1,380,392

_________________

(a)
In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC (See Note 3 for further details), the Company allocated $104,781 of Property and equipment, net of accumulated depreciation and amortization of $47,609 to assets held for sale. The allocation substantially consisted of buildings and, to a lesser extent, land.

(b)
During the three months and nine month ended March 31, 2020, the Company recorded a non-cash impairment charge of $6,399 for long-lived assets associated with one venue within the Tao Group Hospitality. See Note 1 for further details.

The increase in Construction in progress is primarily associated with the development and construction of MSG Spheres in Las Vegas and London. The property and equipment balances above included $77,188 and $35,380 of capital expenditure accruals as of March 31, 2020 and June 30, 2019, respectively, which are reflected in “Other accrued liabilities” in the accompanying consolidated balance sheets.
Depreciation and amortization expense on property and equipment was $24,576 and $24,684 for the three months ended March 31, 2020 and 2019, respectively. For the nine months ended March 31, 2020 and 2019, depreciation and amortization expense on property and equipment was $72,544 and $75,480, respectively.
Note 11. Goodwill and Intangible Assets
The carrying amounts and activity of goodwill, by reportable segment, as of June 30, 2019 through March 31, 2020 are as follows:

	MSG Entertainment	MSG Sports	Total
Balance as of June 30, 2019	$165,558	$226,955	$392,513
Allocation to assets held for sale (a)	(2,864)	—	(2,864)
Goodwill impairment (b)	(80,698)	—	(80,698)
Balance as of March 31, 2020	$81,996	$226,955	$308,951
_________________

(a)
In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC (See Note 3 for further details), the Company classified $2,864 of goodwill associated with the Forum to assets held for sale in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, ASC subtopics 350-20-40-1 to 350-20-40-7. The allocation of goodwill to the Forum was based on the fair value of the Forum compared to the fair value of the Company’s MSG Entertainment reporting unit (“Relative Fair Value Basis”). The fair

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

value of the Company’s MSG Entertainment reporting unit and the Forum were based on unobservable inputs classified within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow model, which is an income-based approach.

(b)
During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date. During the third quarter of fiscal year 2020, the Company’s operating results have been, and continue to be, materially impacted by the COVID-19 pandemic (see Note 1 “Impact of COVID-19” for further details). While the Company concluded that the effects of COVID-19 would not more likely than not reduce the fair value of its MSG Sports and MSG Entertainment reporting units below their carrying amounts, the Company concluded a triggering event had occurred for its Tao Group Hospitality reporting unit as of March 31, 2020 and performed an interim impairment test. For the interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. As a result of the interim impairment test, the Company recorded a non-cash goodwill impairment charge of $80,698 for the three and nine months ended March 31, 2020.

The Company’s indefinite-lived intangible assets as of March 31, 2020 and June 30, 2019 are as follows:

	Sports franchises (MSG Sports)	Trademarks (MSG Entertainment)	Photographic related rights (MSG Sports)	Total
Balance as of June 30, 2019	$111,064	62,421	3,000	$176,485
Allocation to the assets held for sale (a)	—	(540)	—	(540)
Balance as of March 31, 2020	$111,064	$61,881	$3,000	$175,945

_________________

(a)
In connection with the execution of the MIPA on March 24, 2020, pursuant to which the Company agreed to sell the Forum in Inglewood to CAPSS LLC (See Note 3 for further detail), the Company allocated $540 of trademarks associated with the Forum to assets held for sale in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, ASC subtopics 350-20-40-1 to 350-20-40-7.

During the first quarter of fiscal year 2020, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2020	Gross	Accumulated Amortization	Net
Trade names (a)	$99,830	$(19,750)	$80,080
Venue management contracts	79,000	(13,310)	65,690
Favorable lease assets (b)	—	—	—
Season ticket holder relationships	50,032	(50,032)	—
Non-compete agreements	11,400	(5,845)	5,555
Festival rights	8,080	(2,020)	6,060
Other intangibles (c)	7,564	(5,981)	1,583
	$255,906	$(96,938)	$158,968

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

June 30, 2019	Gross	Accumulated Amortization	Net
Trade names (a)	$100,830	$(12,228)	$88,602
Venue management contracts	79,000	(9,887)	69,113
Favorable lease assets (b)	54,253	(10,382)	43,871
Season ticket holder relationships	50,032	(47,541)	2,491
Non-compete agreements	11,400	(4,311)	7,089
Festival rights	8,080	(1,617)	6,463
Other intangibles (c)	10,064	(6,987)	3,077
	$313,659	$(92,953)	$220,706
_________________

(a)
During the three and nine month ended March 31, 2020, the company recorded a non-cash impairment charge of $3,541 associated with one venue within the Tao Group Hospitality (see Note 1 “Impact of COVID-19” for further details).

(b)
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

(c)	The decreases in the Other intangibles gross and accumulated amortization balances related to the write-off of an Obscura asset after it was fully amortized on an accelerated basis.
For the three months ended March 31, 2020 and 2019, amortization expense of intangible assets, excluding the amortization of favorable lease assets of $1,152 for the three months ended March 31, 2019, which is reported in rent expense, was $5,091 and $4,252, respectively. For the nine months ended March 31, 2020 and 2019, amortization expense of intangible assets, excluding the amortization of favorable lease assets of $3,545 for the nine months ended March 31, 2019, which is reported in rent expense, was $14,325 and $13,312, respectively.
Note 12. Commitments and Contingencies
Commitments
As more fully described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company’s commitments consist primarily of (i) the MSG Sports’ obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination and (ii) long-term noncancelable operating lease agreements primarily for Company venues, including Tao Group Hospitality venues, and various corporate offices. The Company adopted ASU No. 2016-02, Leases (Topic 842), on July 1, 2019. As a result, the contractual obligations related to future lease payments, which were historically reported as off-balance sheet commitments, are now reflected on the consolidated balance sheet as lease liabilities as of March 31, 2020. See Note 9 for further details about the lease liabilities. Except as described above with respect to lease accounting, the Company did not have any material changes in its contractual obligations since the end of fiscal year 2019 other than activities in the ordinary course of business.
In connection with the Tao Group Hospitality and CLG acquisitions, the Company has accrued deferred and contingent consideration as part of the purchase price allocation. See Note 13 for further details of the amount outstanding as of March 31, 2020.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 13. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, short-term investments in U.S treasury bills and an equity investment with readily determinable fair value:

	Fair Value Hierarchy	March 31, 2020	June 30, 2019
Assets:
Commercial paper	I	$—	$169,707
Money market accounts	I	—	101,517
Time deposits	I	67,761	789,833
U.S. treasury bills	I	999,542	—
Equity investment with readily determinable fair value	I	14,790	17,260
Total assets measured at fair value		$1,082,093	$1,078,317

All assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s commercial paper, money market accounts, time deposits and U.S. treasury bills approximates fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2020		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Notes receivable (a)	$12,566	$12,566	$13,348	$13,348
Short-term investments (a)	331,019	331,019	108,416	108,416
Equity investment with readily determinable fair value (b)	14,790	14,790	17,260	17,260
Subordinated term loan receivable (c)	—	—	58,735	57,711
Liabilities
Long-term debt, including current portion (d)	$385,287	$381,597	$55,000	$54,883
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

(b)
Aggregate cost basis for the Company’s equity investment with readily determinable fair value in Townsquare, including transaction costs, was $23,222 as of March 31, 2020. The fair value of this investment is determined based on quoted market prices in an active market on the NYSE, which is classified within Level I of the fair value hierarchy. For the three months ended March 31, 2020 and 2019, the Company recorded an unrealized gain (loss) of $(17,196) and $5,261, respectively, and for the nine months ended March 31, 2020 and 2019, the Company recorded an unrealized loss of $(2,471) and $(2,405), respectively, in accordance with ASU No. 2016-01 as a result of changes in the market value related to this investment. The unrealized loss is reported in Miscellaneous income (expense), net in the accompanying consolidated statement of operations.

(c)
In connection with the sale of the Company’s joint venture interest in Azoff MSG Entertainment LLC (“AMSGE”) in December 2018, the $63,500 outstanding balance under the revolving credit facility extended by the Company to AMSGE was converted to a subordinated term loan with an original maturity date of September 21, 2021. The subordinated loan

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

(d)
On March 12, 2020, the Company drew $200,000 on the New York Knicks, LLC and $150,000 on the New York Rangers, LLC five-year revolving facilities. On May 23, 2019, Tao Group Intermediate Holdings LLC and Tao Group Operating LLC entered into a $40,000 five-year term loan facility and a $25,000 five-year term revolving facility. The outstanding balance of the Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 14 for further details.

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

The following table provides a reconciliation of the deferred and contingent consideration liabilities in connection with the acquisitions discussed above:

Nine Months Ended March 31, 2020
Balance as of June 30, 2019	$3,349
Contingent consideration payment	(200)
Change in fair value of contingent consideration(a)	(1,875)
Balance as of March 31, 2020	$1,274

_________________

(a)
The change in fair value of contingent consideration, including accretion, was recorded within Selling, general and administrative expenses in the accompanying consolidated statement of operations for the three and nine months ended March 31, 2020.

Redeemable Noncontrolling Interests
The Company has the right to increase its equity interest in Tao Group Hospitality through a call right on the equity of the other Tao Group Hospitality equityholders after the fifth anniversary of the closing date (January 31, 2022) and prior to such date in certain events. The other Tao Group Hospitality equityholders have the right to put to Tao Group Hospitality their equity interests in Tao Group Hospitality after the fifth anniversary of the closing and, in certain circumstances to put to the Company prior to the fifth anniversary. As of March 31, 2020, the put and call prices were at fair market value (or in certain circumstances, subject to a discount). Consideration paid upon the exercise of any such put or call right shall be, at the Company’s option, in cash, debt, or the Company’s Class A Common Stock, subject to certain limitations.
During the three and nine months ended March 31, 2020, the Company reduced the carrying value of redeemable noncontrolling interests by $37,715 to reflect a non-cash purchase of the additional 15% of common equity interest in Tao Group Hospitality on January 22, 2020 (see Note 2 for further details). In addition, the redeemable noncontrolling interests balance was reduced by $22,997, which represents a proportional allocation for impairment of intangibles, long-lived assets, and goodwill from the Tao Group Hospitality reporting unit (See Notes 1, 10 and 11 for further details). Concurrently, the nonredeemable noncontrolling interests carrying value was increased by $16,939 to align with its fair value of $23,000 as of March 31, 2020. The fair value of nonredeemable noncontrolling interests was based on unobservable inputs classified within Level III of the fair value hierarchy, primarily from utilizing the discounted cash flow model, which is an income-based approach.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 14. Credit Facilities

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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2020, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $200,000 as of March 31, 2020 and was recorded as the noncurrent portion of Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of March 31, 2020 was 1.81%. No interest payments were made under the Knicks Revolving Credit Facility during the nine months ended March 31, 2020.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 27, 2019. There was no borrowing under the Knicks Unsecured Credit Facility as of March 31, 2020. This facility does not have financial covenants.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2020, Rangers LLC was in compliance with this financial covenant.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The outstanding balance under the Rangers Revolving Credit Facility was $150,000 as of March 31, 2020 and was recorded as the noncurrent portion of Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet. The interest rate on the Rangers Revolving Credit Facility as of March 31, 2020 was 2.185%. No interest payments were made under the Rangers Revolving Credit Facility during the nine months ended March 31, 2020.
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
TAO Credit Facilities
On May 23, 2019, Tao Group Intermediate Holdings LLC (“TAOIH” or “Intermediate Holdings”) and Tao Group Operating LLC (“TAOG” or “Senior Borrower”), entered into a credit agreement (the “Tao Senior Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto. Together the Tao Senior Credit Agreement and a $49,000 intercompany subordinated credit agreement (the “Tao Subordinated Credit Agreement”) between a subsidiary of the Company and Tao Group Sub-Holdings LLC, a subsidiary of Tao Group Hospitality replaced the Senior Borrower’s prior credit agreement dated January 31, 2017 (“2017 Tao Credit Agreement”). The 2017 Tao Credit Agreement was terminated on May 23, 2019 in its entirety in accordance with its terms as a result of the repayment of all obligations thereunder from the proceeds of the Tao Senior Credit Agreement and the Tao Subordinated Credit Agreement as well as cash on hand. During the nine months ended March 31, 2020, Tao Group Hospitality repaid $5,000 under the Tao Subordinated Credit Agreement. The balances and interest-related activities pertaining to the Tao Subordinated Credit Agreement have been eliminated in the consolidated financial statements in accordance with ASC Topic 810, Consolidation.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Tao Senior Credit Agreement requires Intermediate Holdings to comply with a maximum total leverage ratio of 4.00:1.00 and a maximum senior leverage ratio of 3.00:1.00 from the closing date until December 31, 2021 and a maximum total leverage ratio of 3.50:1.00 and a maximum senior leverage ratio of 2.50:1.00 from and after December 31, 2021. In addition, there is a minimum fixed charge coverage ratio of 1.25:1.00 for TAOIH. As of March 31, 2020, TAOIH was in compliance with these financial covenants.
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
Borrowings under the Tao Senior Credit Agreement bear interest at a floating rate, which at the option of the Senior Borrower may be either (i) a base rate plus an additional rate ranging from 1.50% to 2.50% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (ii) a Eurocurrency rate plus an additional rate ranging from 2.50% to 3.50% per annum (determined based on a total leverage ratio) (the “Eurocurrency Rate”). The Tao Senior Credit Agreement requires TAOG to pay a commitment fee of 0.50% in respect of the daily unused commitments under the Tao Revolving Credit Facility. TAOG is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Tao Senior Credit Agreement. The interest rate on the Tao Senior Credit Agreement as of March 31, 2020 was 3.28%. The outstanding amount drawn on the Tao Revolving Credit Facility was $15,000 as of June 30, 2019, which is reported under Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet. In addition to scheduled repayments required under the Tao Term Loan Facility, Tao Group Hospitality repaid the $15,000 outstanding balance under the Tao Revolving Credit Facility during the nine months ended March 31, 2020. There was no borrowing under the Tao Revolving Credit Facility as of March 31, 2020.
During the nine months ended March 31, 2020 and 2019, the Company made interest payments of $1,531 and $7,395, respectively, under the Tao Senior Credit Agreement and the 2017 Tao Credit Agreement.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred Financing Costs
The following table summarizes the presentation of the Tao Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of March 31, 2020 and June 30, 2019.

	March 31, 2020
	Tao Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$5,000	$(208)	$4,792
Long-term debt, net of deferred financing costs (a)	30,000	(675)	29,325
Total	$35,000	$(883)	$34,117

	June 30, 2019
	Tao Term Loan Facility	Deferred Financing Costs	Total
Current portion of long-term debt, net of deferred financing costs	$6,250	$(208)	$6,042
Long-term debt, net of deferred financing costs (a)	33,750	(831)	32,919
Total	$40,000	$(1,039)	$38,961
_________________

(a)
In addition to the outstanding balance associated with the Tao Term Loan Facility disclosed above, the Company’s Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheet as of March 31, 2020 also includes, (i) $200,000 outstanding balance drawn under the Knicks Revolving Credit Facility, (ii) $150,000 outstanding balance drawn under the Rangers Revolving Credit Facility, and (iii) $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021. As of June 30, 2019, the Company’s Long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets also includes $15,000 outstanding balance under the Tao Revolving Credit Facility and $637 related to a note with respect to a loan received by BCE from its noncontrolling interest holder that is due in April 2021 in addition to the outstanding balance associated with the Tao Term Loan Facility disclosed above.

The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Rangers Revolving Credit Facility, and Tao Revolving Credit Facility as reported on the accompanying consolidated balance sheet:

	March 31, 2020	June 30, 2019
Other current assets	$760	$760
Other assets	703	1,273

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Pension Plans and Other Postretirement Benefit Plan
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
Defined Benefit Pension Plans and Postretirement Benefit Plan
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2020 and 2019. Service cost is recognized in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$24	$20	$18	$28
Interest cost	1,326	1,473	28	58
Expected return on plan assets	(1,330)	(781)	—	—
Recognized actuarial loss	339	318	3	10
Settlement loss	67	—	—	—
Amortization of unrecognized prior service credit	—	—	—	(1)
Net periodic benefit cost	$426	$1,030	$49	$95

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$72	$60	$53	$83
Interest cost	3,982	4,419	83	173
Expected return on plan assets	(3,989)	(2,344)	—	—
Recognized actuarial loss	1,019	954	8	30
Settlement loss	67	—	—	—
Amortization of unrecognized prior service credit	—	—	—	(4)
Net periodic benefit cost	$1,151	$3,089	$144	$282

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Defined Contribution Pension Plans
For the three and nine months ended March 31, 2020 and 2019, expenses related to the Savings Plans and Union Savings Plan included in the accompanying consolidated statements of operations are as follows:

Savings Plans				Union Savings Plan
Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
March 31,		March 31,		March 31,		March 31,
2020	2019	2020	2019	2020	2019	2020	2019
$(804)	$2,248	$4,706	$7,624	$469	$450	$522	$498

Note 16. Share-based Compensation
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense was $13,855 and $15,580 for the three months ended March 31, 2020 and 2019, respectively, and $47,440 and $45,984 for the nine months ended March 31, 2020 and 2019, respectively. In addition, capitalized share-based compensation expense was $1,308 and $3,790 for the three and nine months ended March 31, 2020, respectively. Capitalized share-based compensation expense was $1,951 for the three and nine months ended March 31, 2019.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” for the nine months ended March 31, 2020:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2019	229	359	$252.02
Granted (a)	123	114	$247.18
Vested	(108)	(121)	$214.14
Forfeited	(6)	(21)	$258.17
Unvested award balance, March 31, 2020	238	331	$264.96
_____________________

(a)
Includes incremental performance based RSUs (“PRSUs”) that were historically reported at a target payout of 100%. Upon meeting the performance objectives, the number of PRSUs vested at 105.5% of target.

The fair value of RSUs that vested during the nine months ended March 31, 2020 was $59,215. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 102 of these RSUs, with an aggregate value of $26,447 were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2020.
The fair value of RSUs that vested during the nine months ended March 31, 2019 was $51,207. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2019 was $305.40.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the nine months ended March 31, 2020:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2019	543	$325.47
Granted	—	$—
Balance as of March 31, 2020	543	$325.47	6.31	$120
Exercisable as of March 31, 2020	175	$299.67	6.62	$80

Note 17. Stock Repurchase Program
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
During the three and nine months ended March 31, 2020, the Company did not engage in any share repurchase activities under its share repurchase program. As of March 31, 2020, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 18. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Three Months Ended March 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(41,395)	$8,325	$(33,070)
Other comprehensive loss before reclassifications	—	(19,946)	(19,946)
Amounts reclassified from accumulated other comprehensive loss (a)	409	—	409
Other comprehensive income (loss)	409	(19,946)	(19,537)
Balance as of March 31, 2020	$(40,986)	$(11,621)	$(52,607)

	Three Months Ended March 31, 2019
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(40,193)	$(3,704)	$(43,897)
Other comprehensive income before reclassifications	—	6,383	6,383
Amounts reclassified from accumulated other comprehensive loss (a)	327	—	327
Other comprehensive income	327	6,383	6,710
Balance as of March 31, 2019	$(39,866)	$2,679	$(37,187)

	Nine Months Ended March 31, 2020
	Pension Plans and Postretirement Plan	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(42,080)	$(4,843)	$(46,923)
Other comprehensive loss before reclassifications	—	(6,778)	(6,778)
Amounts reclassified from accumulated other comprehensive loss (a)	1,094	—	1,094
Other comprehensive income (loss)	1,094	(6,778)	(5,684)
Balance as of March 31, 2020	$(40,986)	$(11,621)	$(52,607)

MADISON SQUARE GARDEN SPORTS CORP.
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

(b)
As of July 1, 2018, upon adoption of ASU No. 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive loss associated with its investment in Townsquare in the amount of $2,466 pre-tax ($5,570, net of tax) to accumulated deficit. See Notes 13 and 21 for more information related to the investment in Townsquare and its impact on the Company’s operating results for the three and nine months ended March 31, 2020 and 2019, which is reflected under Miscellaneous income (expense), net in the accompanying consolidated statements of operations.

Note 19. Income Taxes
Income tax benefit for the three months ended March 31, 2020 of $10,904 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense related to (i) an increase in valuation allowance of $27,412, (ii) tax expense of $4,838 relating to noncontrolling interest, and (iii) tax expense from nondeductible officers’ compensation of $1,523, partially offset by state income tax benefit of $13,043.
Income tax benefit for the nine months ended March 31, 2020 of $9,300 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) tax expense of $20,485 related to an increase in the valuation allowance, (ii) tax expense of $4,531 from nondeductible officers’ compensation, (iii) tax expense of $888 relating to indefinite-lived intangible amortization, and (iv) tax expense of $5,358 relating to noncontrolling interest, partially offset by state income tax benefit of $8,916 and excess tax benefit related to share-based compensation awards of $3,953.
Income tax expense for the three months ended March 31, 2019 of $11,253 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to a tax benefit related to a decrease in valuation allowance of $7,654, partially offset by (i) state income tax expense of $6,515, (ii) tax expense of nondeductible officers’ compensation of $1,646, and (iii) tax expense relating to noncontrolling interest of $256.
Income tax expense for the nine months ended March 31, 2019 of $12,605 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to a tax benefit related to a decrease in valuation allowance of $26,630 and excess tax benefit related to share-based compensation awards of $5,793, partially offset by (i) state income tax expense of $14,062, (ii) tax expense relating to nondeductible officers’ compensation of $6,979, (iii) tax expense relating to noncontrolling interest of $1,801, and (iv) tax expense relating to nondeductible expenses of $1,685.
The Company was notified during the third quarter of fiscal year 2018 that the Internal Revenue Service (“IRS”) was commencing an audit of the federal income tax return for the year ended June 30, 2016. In October 2019, the Company was informed by the IRS that the audit resulted in no changes.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company was notified in April 2020 that the City of New York was commencing an audit of the state income tax returns for the fiscal years ended June 30, 2016 and 2017. The Company does not expect the examination, when finalized, to result in material changes.
Note 20. Related Party Transactions
Given that the Entertainment Distribution did not occur until after March 31, 2020, the descriptions of the transactions below, unless otherwise indicated, are as of March 31, 2020. Following the Entertainment Distribution, the Company is no longer party to the arrangements described below, except the media rights agreements and the sharing of certain of the Company’s Executive Chairman’s and Vice Chairman’s expenses.
As of March 31, 2020, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 3.5% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.9% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Madison Square Garden Entertainment Corp., MSG Networks and AMC Networks Inc. (“AMC Networks”).
The Company has various agreements with MSG Networks, including media rights agreements covering the Knicks and the Rangers games, an advertising sales representation agreement, and a services agreement (the “Services Agreement”). Pursuant to the Services Agreement, which was effective July 1, 2019, the Company provides certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provides certain services to the Company, in exchange for service fees. Effective as of the Entertainment Distribution, this agreement is now between Madison Square Garden Entertainment Corp. and MSG Networks. The Company entered into a separate services agreement with MSG Networks for the provision of certain legal services.
The Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman with MSG Networks and (ii) the Company’s Vice Chairman with MSG Networks and AMC Networks. Following the Entertainment Distribution, the Company will also share these expenses with Madison Square Garden Entertainment Corp.
Prior to September 2018, the Company had an arrangement with the Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, AMC Networks and MSG Networks providing for the sharing of certain expenses associated with executive office space which is available to James L. Dolan (the Executive Chairman and a director of the Company, the Executive Chairman, Chief Executive Officer and a director of Madison Square Garden Entertainment Corp., the Executive Chairman and a director of MSG Networks, and a director of AMC Networks), Charles F. Dolan (the father of James L. Dolan and the Executive Chairman and a director of AMC Networks and a director of the Company, Madison Square Garden Entertainment Corp. and MSG Networks), and the DFO.
The Company is a party to various Aircraft Support Services Agreements (the “Support Agreements”), pursuant to which the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Company provides certain aircraft support services to entities controlled by (i) James L. Dolan, (ii) Charles F. Dolan, and (iii) Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan. On December 17, 2018, the Company terminated the agreement providing services to the entity controlled by Charles F. Dolan, and entered into a new agreement with Charles F. Dolan and certain of his children, who are siblings of James L. Dolan, specifically: Thomas C. Dolan (a director of the Company), Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, which provides substantially the same services as the prior agreement for a new aircraft.
In addition, the Company is party to reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan, and Kristin A. Dolan, his spouse and a director of the Company, and (ii) Charles F. Dolan and Sterling Aviation, LLC, a company controlled by Charles F. Dolan (collectively, “CFD”), pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C, and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft (the “G550 Aircraft”). On December 17, 2018, in connection with the purchase of a new aircraft (as noted above), the Company replaced the dry lease agreement with CFD with a new dry lease agreement with Sterling2k LLC, an entity owned and controlled by Deborah Dolan-Sweeney, which provides for the Company’s usage of the new aircraft on the same terms as the prior agreement.
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
From time to time the Company enters into arrangements with 605, LLC. Kristin A. Dolan, a director of the Company and spouse of James L. Dolan, is the founder and Chief Executive Officer of 605, LLC.  James L. Dolan, the Company’s Executive Chairman and a director, and Kristin A. Dolan own 50% of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
As of March 31, 2020 and June 30, 2019, BCE had $637 of notes payable. See Note 14 for further details.
The Company has also entered into certain commercial agreements with its nonconsolidated affiliates in connection with MSG Sphere. For the nine months ended March 31, 2020, the Company recorded approximately $11,137 of capital expenditures in connection with services provided to the Company under these agreements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues	$63,764	$74,020	$138,328	$145,766
Operating expenses (credits):
Corporate general and administrative expenses, net — MSG Networks	$(2,672)	$(2,514)	$(7,876)	$(7,790)
Consulting fees	—	—	—	1,792
Advertising expenses	316	403	460	749
Other operating expenses, net	49	(15)	35	171

Revenues
Revenues from related parties primarily consist of local media rights recognized by MSG Sports from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets, as well as commissions earned in connection with the advertising sales representation agreement pursuant to which the Company has the exclusive right and obligation to sell MSG Networks’ advertising availabilities. As a result of the timing of recognition of media rights revenue, the Company recorded a contract asset of $10,059 in the accompanying consolidated balance sheet as of March 31, 2020.
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
Corporate general and administrative expenses, net — MSG Networks reflects charges from the Company to MSG Networks under the Services Agreement of $2,700 and $2,563 for the three months ended March 31, 2020 and 2019, respectively, and $7,982 and $7,850 for the nine months ended March 31, 2020 and 2019, respectively.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, for office space equal to the allocated cost of such space and the cost of certain technology services. In addition, other operating expenses include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Networks and AMC Networks.

Related Party Transactions after the Entertainment Distribution

In connection with the Entertainment Distribution the Company and Madison Square Garden Entertainment Corp. have entered into arrangements with respect to transition services and a number of ongoing commercial relationships, including Arena License Agreements with Madison Square Garden Entertainment Corp. that will require the Knicks and Rangers to play their home games at The Garden. Additionally, On April 17, 2020, MSG NYR Holdings, LLC and MSG NYK Holdings, LLC, entered into a separate delayed draw term loan credit agreements (the “DDTL Facilities”) with a wholly-owned subsidiary of Madison Square Garden Entertainment Corp. as lender. The DDTL Facilities provide for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for the Knicks and Rangers, respectively. The DDTL Facilities will mature and any unused commitments thereunder will expire on October 17, 2021.
Note 21. Segment Information
Following the Entertainment Distribution, the Company has a single reportable segment. As of March 31, 2020, the Company was comprised of two reportable segments: MSG Entertainment and MSG Sports. In determining its reportable segments, the Company assessed the guidance of ASC 280-10-50-1, which provides the definition of a reportable segment. In accordance with the FASB’s guidance, the Company takes into account whether two or more operating segments can be aggregated together as one reportable segment as well as the type of discrete financial information that is available and regularly reviewed by its chief operating decision maker. The Company has evaluated this guidance and determined that there are two reportable segments. The Company allocates certain corporate costs and its performance venue operating expenses to each of its reportable segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation and amortization expense related to The Garden, Hulu Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvements not allocated to the reportable segments is reported in “Corporate and Other.” Additionally, the Company does not allocate any purchase accounting adjustments to the reporting segments.
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits, and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating income (loss), a non-GAAP measure. In addition to excluding the impact of the items discussed above, the impact of purchase accounting adjustments related to business acquisitions is also excluded in evaluating the Company’s consolidated adjusted operating income (loss). Because it is based upon operating income (loss), adjusted operating income (loss) also excludes interest expense (including cash interest expense) and other non-operating income and expense items. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance and evaluates management’s effectiveness with specific reference to these indicators.
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since adjusted operating income (loss) is not a measure of performance calculated in accordance with GAAP, this

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss).
Information as to the operations of the Company’s reportable segments is set forth below.

		Three Months Ended March 31, 2020
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$136,398	$288,393	$—	$—	$(829)	$423,962
Direct operating expenses		98,197	173,586	178	1,068	(367)	272,662
Selling, general and administrative expenses	(a)	50,721	63,206	40,869	50	(220)	154,626
Depreciation and amortization	(b)	4,915	2,212	18,474	4,066	—	29,667
Impairment of intangibles, long-lived assets and goodwill	(c)	90,154	—	—	12,057	—	102,211
Operating income (loss)		$(107,589)	$49,389	$(59,521)	$(17,241)	$(242)	$(135,204)
Loss in equity method investments							(1,096)
Interest income							3,659
Interest expense							(1,881)
Miscellaneous expense, net	(d)						(17,448)
Loss from operations before income taxes							$(151,970)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(107,589)	$49,389	$(59,521)	$(17,241)	$(242)	$(135,204)
Add back:
Share-based compensation		2,920	3,766	7,169	—	—	13,855
Depreciation and amortization		4,915	2,212	18,474	4,066	—	29,667
Impairment of intangibles, long-lived assets and goodwill		90,154	—	—	12,057	—	102,211
Other purchase accounting adjustments		—	—	—	1,118	—	1,118
Adjusted operating income (loss)		$(9,600)	$55,367	$(33,878)	$—	$(242)	$11,647

Other information:
Capital expenditures	(e)	$2,266	$2,434	$116,208	$—	$—	$120,908

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Three Months Ended March 31, 2019
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$166,452	$351,594	$—	$—	$(856)	$517,190
Direct operating expenses		108,982	200,849	101	1,031	(171)	310,792
Selling, general and administrative expenses	(a)	54,255	52,383	32,842	88	(619)	138,949
Depreciation and amortization	(b)	4,899	1,899	18,359	3,779	—	28,936
Operating income (loss)		$(1,684)	$96,463	$(51,302)	$(4,898)	$(66)	$38,513
Loss in equity method investments							(2,881)
Interest income							7,988
Interest expense							(4,405)
Miscellaneous income, net	(d)						6,201
Income from operations before income taxes							$45,416

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(1,684)	$96,463	$(51,302)	$(4,898)	$(66)	$38,513
Add back:
Share-based compensation		4,022	4,767	6,791	—	—	15,580
Depreciation and amortization		4,899	1,899	18,359	3,779	—	28,936
Other purchase accounting adjustments		—	—	—	1,119	—	1,119
Adjusted operating income (loss)		$7,237	$103,129	$(26,152)	$—	$(66)	$84,148

Other information:
Capital expenditures	(e)	$4,098	$779	$31,292	$—	$—	$36,169

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2020
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$608,097	$660,893	$—	$—	$(1,441)	$1,267,549
Direct operating expenses		366,226	406,244	309	4,458	(773)	776,464
Selling, general and administrative expenses	(a)	151,619	170,527	123,367	156	16	445,685
Depreciation and amortization	(b)	14,705	5,795	55,838	10,531	—	86,869
Impairment of intangibles, long-lived assets and goodwill	(c)	90,154	—	—	12,057	—	102,211
Operating income (loss)		$(14,607)	$78,327	$(179,514)	$(27,202)	$(684)	$(143,680)
Loss in equity method investments							(3,739)
Interest income							17,244
Interest expense							(5,437)
Miscellaneous expense, net	(d)						(3,071)
Loss from operations before income taxes							$(138,683)

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$(14,607)	$78,327	$(179,514)	$(27,202)	$(684)	$(143,680)
Add back:
Share-based compensation		9,938	12,883	24,619	—	—	47,440
Depreciation and amortization		14,705	5,795	55,838	10,531	—	86,869
Impairment of intangibles, long-lived assets and goodwill		90,154	—	—	12,057	—	102,211
Other purchase accounting adjustments		—	—	—	4,614	—	4,614
Adjusted operating income (loss)		$100,190	$97,005	$(99,057)	$—	$(684)	$97,454

Other information:
Capital expenditures	(e)	$8,212	$15,647	$318,384	$—	$—	$342,243

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

		Nine Months Ended March 31, 2019
		MSG Entertainment	MSG Sports	Corporate and Other	Purchase accounting adjustments	Inter-segment eliminations	Total
Revenues		$645,919	$722,789	$—	$—	$(1,196)	$1,367,512
Direct operating expenses		383,781	434,882	160	3,198	(511)	821,510
Selling, general and administrative expenses	(a)	155,681	147,913	87,439	669	(497)	391,205
Depreciation and amortization	(b)	13,150	5,825	56,576	13,241	—	88,792
Operating income (loss)		$93,307	$134,169	$(144,175)	$(17,108)	$(188)	$66,005
Earnings in equity method investments							17,131
Interest income							22,061
Interest expense							(13,614)
Miscellaneous expense, net	(d)						(2,895)
Income from operations before income taxes							$88,688

Reconciliation of operating income (loss) to adjusted operating income (loss):
Operating income (loss)		$93,307	$134,169	$(144,175)	$(17,108)	$(188)	$66,005
Add back:
Share-based compensation		10,823	12,357	22,804	—	—	45,984
Depreciation and amortization		13,150	5,825	56,576	13,241	—	88,792
Other purchase accounting adjustments		—	—	—	$3,867	$—	3,867
Adjusted operating income (loss)		$117,280	$152,351	$(64,795)	$—	$(188)	$204,648

Other information:
Capital expenditures	(e)	$18,435	$2,909	$95,878	$—	$—	$117,222
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(c)
As a result of operating disruptions due to COVID-19 (see Note 1 for further details), the Company recorded a non-cash impairment charge of $102,211 for the three and nine months ended March 31, 2020 associated with Tao Group Hospitality. This impairment charge included $3,541 related to a tradename and $17,972 related to long-lived assets associated with one venue within the Tao Group Hospitality, in addition to an impairment charge of $80,698, which is related to goodwill. Of the total impairment charge, $90,154, which is associated with goodwill, property and equipment and right-of-use assets, was reflected within the “MSG Entertainment” segment. The remaining $12,057 of the impairment charge was reported as “Purchase accounting adjustments” for segment reporting purposes and primarily relates to intangible assets and certain right-of use assets for favorable lease, as these balances are associated with the purchase price allocations in connection with the acquisition of Tao Group Hospitality on January 25, 2017.

(d)
Miscellaneous income (expense), net primarily includes unrealized gain (loss) for the Company’s investment in Townsquare in accordance with ASU No. 2016-01 of $(17,196) and $5,261 for the three months ended March 31, 2020 and 2019, respectively, and $(2,471) and $(2,405) for the nine months ended March 31, 2020 and 2019, respectively. In addition, miscellaneous income (expense), net includes dividend income from the investment in Townsquare and non-service cost components of net periodic pension and postretirement benefit cost in accordance with ASU No. 2017-07. See Note 15 for further details on the non-service cost components of net periodic pension and postretirement benefit cost.

(e)
Substantially all of Corporate and Other’s capital expenditures for the three and nine months ended March 31, 2020 and 2019 are related to the Company’s planned MSG Spheres in Las Vegas and London. MSG Entertainment’s capital expenditures for the nine months ended March 31, 2019 are primarily associated with the opening of a new Tao Group Hospitality venue.

A significant majority of revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area. See Note 1 for further discussion on the effect of COVID-19 due to the geographic concentration of the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” or the “Company”), including luxury tax payments or receipts and the impact of COVID-19 on our future operations. See additional information in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Entertainment Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•	the duration and severity of the coronavirus pandemic and our ability to effectively manage the impacts, including the government and league mandated suspension of our business operations;

•	the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams;

•	costs associated with player injuries, waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing free agents and trades, subject to league salary caps and the impact of luxury tax;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in New York City;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other teams, other venues and other sports and entertainment options;

•
changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements including the leagues’ respective collective bargaining agreements (each a “CBA”) with their players’ associations, salary caps, revenue sharing, NBA luxury tax thresholds and media rights or other regulations under which we operate;

•	any NBA or NHL work stoppage in addition to those related to COVID-19 impacts;

•	any economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;

•	seasonal fluctuations and other variations in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses;

•
business, reputational and litigation risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information or other breaches of our information security;

•
activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including The Garden where the home games of the Knicks and the Rangers are played;

•	the evolution of the esports industry and its potential impact on our esports businesses;

•	the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	our ability to successfully integrate acquisitions or new businesses into our operations;

•	the operating and financial performance of our strategic acquisitions and investments, including those we may not control;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;

•
the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions (including for The Garden) and the ability for us and Madison Square Garden Entertainment Corp. to maintain necessary permits or licenses;

•	the impact of any government plans to redesign New York City’s Pennsylvania Station;

•	a default by our subsidiaries under their respective credit facilities;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain related transfer restrictions on our common stock;

•	the tax-free treatment of the 2015 Distribution and the Entertainment Distribution (defined below);

•
the performance by Madison Square Garden Entertainment Corp. of its obligations under various agreements with the Company related to the Entertainment Distribution and ongoing commercial arrangements; and

•	the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019 and this Quarterly Report on Form 10-Q under “Part II — Item 1A. Risk Factors.”
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Entertainment Distribution
On April 17, 2020, the Company distributed all of the outstanding common stock of Madison Square Garden Entertainment Corp. to its stockholders. Madison Square Garden Entertainment Corp. owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the Entertainment Distribution, (a) each holder of the Company’s Class A common stock, par value $0.01 per share, received one share of Madison Square Garden Entertainment Corp. Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020, and (b) each holder of the Company’s Class B common stock, par value $0.01 per share, received one share of Madison Square Garden Entertainment Corp. Class B common stock, par value $0.01 per share, for every share of the Registrant’s Class B common stock held of record as of the close of business, New York City time, on the Record Date.
The disclosures within this Management’s Discussion and Analysis of Financial Condition and Results of Operations that discuss the quarter ended March 31, 2020, including “— Results of Operations,” are on a consolidated Company basis, which means that they include the results of Madison Square Garden Entertainment Corp. and do not take the Entertainment Distribution into account. In future filings, beginning with our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, the historical results of Madison Square Garden Entertainment Corp. will be presented as discontinued operations and our business will be reported in a single segment. In addition, the unaudited pro forma consolidated balance sheet of the Company as of December 31, 2019 and the unaudited pro forma condensed consolidated statements of operations of the Company for the six months ended December 31, 2019 and the years ended June 30, 2019, 2018 and 2017, in each case giving effect to the Entertainment Distribution, are set forth in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020. As a result of the Entertainment Distribution, the accompanying unaudited condensed consolidated interim financial statements of the Company are not indicative of the Company’s future financial position, results of operations or cash flows. See Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on August 20, 2019, for certain risk factors relating to the Distribution.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of two reportable segments: MSG Entertainment and MSG Sports.
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
MSG Sports includes the Company’s professional sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Hartford Wolf Pack of the AHL, and the Westchester Knicks of the NBAGL. For the three and nine months ended March 31, 2019, MSG Sports also included the Liberty of the WNBA, which was sold in January 2019. Our professional sports franchises are collectively referred to herein as our “sports teams”. MSG Sports also includes CLG, a premier North American esports organization, and Knicks Gaming, the Company’s franchise that competes in the NBA 2K League. CLG and Knicks Gaming are collectively referred to herein as our “esports teams,” and, together with our sports teams, our “teams.” In addition, our sports business also promotes, produces and/or presents a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports, and college wrestling.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and Hulu Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA (See Note 3 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion on the sale of the Forum in the fourth quarter of fiscal year 2020) and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City.

Additionally, Tao Group Hospitality operates various restaurants, nightlife and hospitality venues under long-term leases and management contracts in New York, Las Vegas, Los Angeles, Chicago, Australia and Singapore.
Factors Affecting Results of Operations
Impact of COVID-19 on Our Business
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response. As of the date of this Quarterly Report on Form 10-Q, virtually all of the business operations of the Company and Madison Square Garden Entertainment Corp. have been suspended and it is not clear when those operations will resume.
Effects on MSG Entertainment
As a result of government mandated assembly limitations and closures, no events are currently permitted to be held at any of Madison Square Garden Entertainment Corp.’s venues and it is unclear whether and to what extent those events will be rescheduled. We did not recognize any revenue from canceled events during the three months ended March 31, 2020. Additionally, public officials have imposed mandates limiting restaurants and bars to only take-out and delivery service and requiring that nightlife venues close in the cities in which Tao Group Hospitality operates. As a result, virtually all Tao Group Hospitality venues are closed, which has materially impacted business. It is unclear how long these restrictions will be in effect.
Additionally, as a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the macroeconomic industry and market conditions, were considered a “triggering event” for one of the Company’s reporting units, which required the Company to assess the carrying value of its goodwill for that reporting unit for impairment. Based on this evaluation, the Company recorded a non-cash goodwill impairment charge of $80,698 during the three and nine months ended March 31, 2020 associated with Tao Group Hospitality. In addition, during the three and nine months ended March 31, 2020, the Company recorded non-cash impairment charges of $11,573, $6,399 and $3,541, for Right-of-use assets, Property and equipment assets, and certain intangible assets associated with one venue within the Tao Group Hospitality, respectively. No other goodwill or intangible asset balance was impaired as of March 31, 2020 based on the assessment. However, the duration and impact of the COVID-19 pandemic may result in additional future impairment charges that management will evaluate as facts and circumstances evolve through time. See Notes 1, 10 and 11 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details.
Madison Square Garden Entertainment Corp. is currently building a state-of-the-art venue in Las Vegas, called MSG Sphere. This is a complex construction project with cutting-edge technology that relies on subcontractors obtaining components from a variety of sources around the world. The widespread global effects of COVID-19 have resulted in significant impediments to construction that are beyond Madison Square Garden Entertainment Corp.’s control, including disruptions to its supply chain. As a result, in April 2020, Madison Square Garden Entertainment Corp. implemented a temporary suspension of construction and expects to incur additional expenses related to stopping and re-starting construction. At this time, Madison Square Garden Entertainment Corp. is unable to determine the full impact of coronavirus-related disruptions, however they may impact Madison Square Garden Entertainment Corp.’s cost estimates. Madison Square Garden Entertainment Corp. remains committed to building a state-of-the-art venue in Las Vegas and looks forward to quickly and efficiently resuming construction as soon as practicable. As a result of this delay, Madison Square Garden Entertainment Corp. does not expect to achieve its goal of opening the venue in calendar year 2021.
Effects on MSG Sports
On March 11 and 12, 2020, respectively, the NBA and NHL suspended (but did not cancel) their 2019-20 seasons. No Knicks or Rangers games are currently being played, and there is no certainty as to whether the seasons will resume. The disruptions caused by COVID-19 have materially impacted our revenues and we are not recognizing any revenue while games are not played, including for ticket sales, media rights fees, our share of suite licenses, sponsorships, signage and in-venue advertising at The Garden or food, beverage and merchandise sales for home games played at The Garden. In addition, as a result of government mandated assembly limitations and closures, no events are currently permitted to be held at The Garden where the Knicks and Rangers play their home games, and some or all of these mandated restrictions may remain in effect even after the NBA and/or NHL resume their games.
While we currently have the ability to reduce certain operating expenses as a result of the disruptions caused by COVID-19, including (i) rent payments to Madison Square Garden Entertainment Corp. under the Arena License Agreements (defined below) while The Garden remains closed, (ii) day-of-game expenses for Knicks and Rangers games and (iii) certain other SG&A and discretionary expenses, those expense reduction opportunities will not fully offset revenue losses.
Subsidiaries of the Company are parties to arena license agreements (the “Arena License Agreements”) with a subsidiary of Madison Square Garden Entertainment Corp. that requires the Knicks and the Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers will pay an annual license fee in connection with their respective use of The Garden. For each, the license fee for the initial contract year ending June 30, 2020 will be prorated based on the number of games scheduled to be played at The Garden between the date of the Entertainment Distribution and the end of that contract year. The license fee for the first full contract year ending June 30, 2021 will be approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. If, due to a force majeure event (including the government mandated suspension of events at The Garden as a result of the disruptions caused by COVID-19), capacity at The Garden is limited to 1,000 or fewer attendees, the teams may schedule and play home games at The Garden with amounts payable under the Arena License Agreements reduced by up to 80%. The teams are not required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event. As a result, we have not been required to make any rent payments under the Arena License Agreements and will continue not to be required to make any rent payments during the government mandated suspension of events at The Garden as a result of the disruptions caused by COVID-19. However, once The Garden becomes available following a force majeure event, future rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers to Madison Square Garden Entertainment Corp. even if the NBA or NHL seasons do not resume simultaneously or at all.
For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Part II — Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.”
Obscura’s Operating Results
The results of operations of the Company for the three and nine months ended March 31, 2019 included Obscura’s results of operations from its third party production business. The Company made a decision in the fiscal year 2019 to wind down Obscura’s third party production business to focus on MSG Sphere development.
New York Liberty
For the three and nine months ended March 31, 2019, MSG Sports also included the Liberty of the WNBA, which was sold in January 2019.
Renewal of a Ticketing Agreement
The Company’s consolidated and segment operating results for the three and nine months ended March 31, 2019 were impacted by the recognition of additional revenues for events that took place during previous periods as the result of the renewal of the agreement with the Company’s ticketing platform provider during the quarter ended March 31, 2019. The following table presents the impact on the Company’s consolidated revenues, operating income and adjusted operating income for the three and nine months ended March 31, 2019 from events in the prior periods as a result of the ticketing agreement renewal.

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
MSG Entertainment segment	$3,700	$1,800
MSG Sports segment	4,600	2,900
Total MSG	$8,300	$4,700
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019 on a consolidated and segment basis.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company following the Entertainment Distribution, (ii) an analysis of the Company’s cash flows for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, and (iii) certain contractual obligations of the Company both as of March 31, 2020 and subsequent to the Entertainment Distribution.
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
Results of Operations
Comparison of the three and nine months ended March 31, 2020 versus the three and nine months ended March 31, 2019
Consolidated Results of Operations
The tables below set forth, for the periods presented, certain historical financial information.

	Three Months Ended
	March 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$423,962	$517,190	$(93,228)	(18)%
Direct operating expenses	272,662	310,792	(38,130)	(12)%
Selling, general and administrative expenses	154,626	138,949	15,677	11%
Depreciation and amortization	29,667	28,936	731	3%
Impairment of intangibles, long-lived assets and goodwill	102,211	—	102,211	NM
Operating income (loss)	(135,204)	38,513	(173,717)	NM
Other income (expense):
Loss in equity method investments	(1,096)	(2,881)	1,785	62%
Interest income, net	1,778	3,583	(1,805)	(50)%
Miscellaneous income (expense), net	(17,448)	6,201	(23,649)	NM
Income (loss) from operations before income taxes	(151,970)	45,416	(197,386)	NM
Income tax benefit (expense)	10,904	(11,253)	22,157	NM
Net income (loss)	(141,066)	34,163	(175,229)	NM
Less: Net loss attributable to redeemable noncontrolling interests	(22,447)	(7)	(22,440)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(590)	(1,101)	511	46%
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(118,029)	$35,271	$(153,300)	NM

	Nine Months Ended
	March 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$1,267,549	$1,367,512	$(99,963)	(7)%
Direct operating expenses	776,464	821,510	(45,046)	(5)%
Selling, general and administrative expenses	445,685	391,205	54,480	14%
Depreciation and amortization	86,869	88,792	(1,923)	(2)%
Impairment of intangibles, long-lived assets and goodwill	102,211	—	102,211	NM
Operating income (loss)	(143,680)	66,005	(209,685)	NM
Other income (expense):
Earnings (loss) in equity method investments	(3,739)	17,131	(20,870)	NM
Interest income, net	11,807	8,447	3,360	40%
Miscellaneous expense, net	(3,071)	(2,895)	(176)	(6)%
Income (loss) from operations before income taxes	(138,683)	88,688	(227,371)	NM
Income tax benefit (expense)	9,300	(12,605)	21,905	NM
Net income (loss)	(129,383)	76,083	(205,466)	NM
Less: Net loss attributable to redeemable noncontrolling interests	(23,851)	(3,662)	(20,189)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(1,663)	(4,913)	3,250	66%
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(103,869)	$84,658	$(188,527)	NM
_________________
NM — Percentage is not meaningful

(a)
The Company’s operating results were materially impacted during the three and nine months ended March 31, 2020 by the coronavirus pandemic and government actions taken in response. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.

The following tables summarize the changes in our segments’ operating results for the three and nine months ended March 31, 2020 as compared to the prior year periods.

	For the Three Months Ended March 31, 2020
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment of intangibles, long-lived assets and goodwill	Operating income (loss)
MSG Entertainment (a)	$(30,054)	$(10,785)	$(3,534)	$16	$90,154	$(105,905)
MSG Sports (a)	(63,201)	(27,263)	10,823	313	—	(47,074)
Corporate and Other	—	77	8,027	115	—	(8,219)
Purchase accounting adjustments	—	37	(38)	287	12,057	(12,343)
Inter-segment eliminations	27	(196)	399	—	—	(176)
	$(93,228)	$(38,130)	$15,677	$731	$102,211	$(173,717)

	For the Nine Months Ended March 31, 2020
Changes attributable to	Revenues	Direct operating expenses	Selling, general and administrative expenses	Depreciation and amortization	Impairment of intangibles, long-lived assets and goodwill	Operating income (loss)
MSG Entertainment (a)	$(37,822)	$(17,555)	$(4,062)	$1,555	$90,154	$(107,914)
MSG Sports (a)	(61,896)	(28,638)	22,614	(30)	—	(55,842)
Corporate and Other	—	149	35,928	(738)	—	(35,339)
Purchase accounting adjustments	—	1,260	(513)	(2,710)	12,057	(10,094)
Inter-segment eliminations	(245)	(262)	513	—	—	(496)
	$(99,963)	$(45,046)	$54,480	$(1,923)	$102,211	$(209,685)
_________________

(a)	See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments.
Selling, general and administrative expenses - Corporate and Other
Selling, general and administrative expenses in Corporate and Other for the three months ended March 31, 2020 increased $8,027, or 24%, to $40,869 as compared to the prior year period. For the nine months ended March 31, 2020, selling, general and administrative expenses in Corporate and Other increased $35,928, or 41%, to $123,367 as compared to the prior year period.
For the three and nine months ended March 31, 2020, the increases were primarily due to (i) higher expenses related to the Company’s MSG Sphere initiative of $13,013 and $31,655, respectively, which include increases in personnel, content development and technology costs, and (ii) higher professional fees of $4,213 and $6,520, respectively, associated with the spin-off of the Company’s Entertainment business. The increases were partially offset by lower employee compensation and related benefits in Corporate of $8,779 and $5,815 for the three and nine months ended March 31, 2020, respectively.
In connection with its MSG Sphere initiative, the Company expects to continue increasing its investment in personnel, content and technology. Based on the timing of these efforts, the Company expects higher expenses for the fourth quarter of fiscal year 2020.
Depreciation & amortization
Depreciation and amortization for the three months ended March 31, 2020 increased $731, or 3%, to $29,667 as compared to the prior year period. For the nine months ended March 31, 2020, depreciation and amortization increased $1,923, or 2%, to $86,869 as compared to the prior year period. For the nine months ended March 31, 2020, the decrease was primarily due to certain assets and purchase accounting adjustments being fully depreciated and amortized, partially offset by depreciation and amortization related to a new entertainment dining and nightlife venue.
Impairment of intangibles, long-lived assets and goodwill
The disruptions caused by COVID-19 directly impacted the Company’s projected cash flows resulting in operating disruptions. This disruption along with the macroeconomic deteriorating conditions and industry/market considerations, were considered a “triggering event” for one of the Company’s reporting units, which required the Company to assess the carrying value of its goodwill for that reporting unit for impairment. In connection with the goodwill impairment test, the Company also evaluated the intangibles and long-lived asset for that reporting unit for impairment. Based on this evaluation, the Company recorded a non-cash impairment charge of $102,211 for the three and nine months ended March 31, 2020, which included impairment charges associated with one venue within the Tao Group Hospitality of $3,541 and $17,972, related to a tradename and certain long-lived assets, respectively, and an impairment charge of $80,698 related to goodwill associated with the Tao Group Hospitality reporting unit.

Operating loss - Corporate and Other
Operating loss in Corporate and Other for the three months ended March 31, 2020 increased $8,219, or 16%, to $59,521 as compared to the prior year period. For the nine months ended March 31, 2020, operating loss in Corporate and Other increased $35,339, or 25%, to $179,514 as compared to the prior year period. For the three and nine months ended March 31, 2020, the increases were primarily due to higher selling, general and administrative expenses, as discussed above. See Note 21 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of depreciation and amortization under Corporate and Other.
Loss in equity method investments
For the three months ended March 31, 2020, the loss in equity method investments decreased $1,785 to $1,096 as compared to the prior year period. For the nine months ended March 31, 2020, the earnings in equity method investments decreased $20,870 to a loss of $3,739 as compared to the prior year period. The decreases were due to the absence of earnings or losses in equity method investments from AMSGE and Tribeca Enterprises as the Company sold these investments in December 2018 and August 2019, respectively. For the three and nine months ended March 31, 2019, the Company reported a net loss in equity method investments of $1,571 and net earnings in equity method investments of $20,415, respectively, from those investments.
Interest income, net
Net interest income for the three months ended March 31, 2020 decreased $1,805, or 50%, to $1,778 as compared to the prior year period. For the nine months ended March 31, 2020, net interest income increased $3,360, or 40%, to $11,807 as compared to the prior year period. The decrease in net interest income for the three months ended March 31, 2020 was primarily due to lower interest income as a result of (i) lower interest rates, (ii) a change in investment mix, and (iii) the absence of interest income earned on loans extended to AMSGE and Tribeca Enterprises as compared to the prior year period since these loans were fully repaid during the first and second quarters of fiscal year 2020, respectively. The decrease in interest income was partially offset by lower interest expense associated with the Tao Group Hospitality, as a result of the refinancing of its credit facility in May 2019, which resulted in a reduction of the outstanding balance payable to the third parties by entering into an intercompany subordinated credit agreement with the Company, as well as lower variable interest rates under the Tao Senior Credit Agreement in the current year period as compared to the previous credit facility in the prior year period. For the nine months ended March 31, 2020, the increase in net interest income was primarily due to lower interest expense associated with the Tao Group Hospitality, partially offset by lower interest income as a result of (i) lower interest rates, (ii) a change in investment mix, and (iii) lower interest earned on loans extended to AMSGE and Tribeca Enterprises. See Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details of the Tao Senior Credit Agreement.
Miscellaneous income (expense), net
Net miscellaneous income for the three months ended March 31, 2020 decreased $23,649 to net miscellaneous expense of $17,448 as compared to net miscellaneous income of $6,201 in the prior year period. For the nine months ended March 31, 2020, net miscellaneous expense increased $176, or 6%, to $3,071. The decrease in net miscellaneous income for the three months ended March 31, 2020 was primarily due to the unrealized losses of $17,196 related to the Company’s investment in Townsquare for the three months ended March 31, 2020 as compared to an unrealized gain of $5,261 for prior year period. See Note 8 and Note 13 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information related to the investment in Townsquare.
Income taxes
See Note 19 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income
The following are the reconciliations of operating income (loss) to adjusted operating income for the three and nine months ended March 31, 2020 as compared to the prior year periods:

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(135,204)	$38,513	$(173,717)	NM
Share-based compensation	13,855	15,580
Depreciation and amortization (a)	29,667	28,936
Impairment of intangibles, long-lived assets and goodwill (b)	102,211	—
Other purchase accounting adjustments	1,118	1,119
Adjusted operating income	$11,647	$84,148	$(72,501)	(86)%

	Nine Months Ended
	March 31,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(143,680)	$66,005	$(209,685)	NM
Share-based compensation	47,440	45,984
Depreciation and amortization (a)	86,869	88,792
Impairment of intangibles, long-lived assets and goodwill (b)	102,211	—
Other purchase accounting adjustments	4,614	3,867
Adjusted operating income	$97,454	$204,648	$(107,194)	(52)%
_________________
NM — Percentage is not meaningful

(a)
Depreciation and amortization includes purchase accounting adjustments of $4,066 and $3,779 for the three months ended March 31, 2020 and 2019, respectively, and $10,531 and $13,241 for the nine months ended March 31, 2020 and 2019, respectively.

(b)
For the three and nine months ended March 31, 2020, the Company recorded a non-cash impairment charge of $102,211 associated with Tao Group Hospitality. This impairment charge included impairment charges associated with one venue within the Tao Group Hospitality of $3,541 and $17,972, related to a tradename and long-lived assets, respectively, in addition to an impairment charge of $80,698 related to goodwill associated with Tao Group Hospitality reporting unit. Of the total impairment charge, $90,154, which is associated with goodwill, property and equipment and right-of-use assets, was reflected within the “MSG Entertainment” segment. The remaining $12,057 of the impairment was reported as “Purchase accounting adjustments” for segment reporting purposes and primarily relates to intangible assets and certain right-of use assets for favorable lease, as these balances are associated with the purchase price allocations in connection with the acquisition of Tao Group Hospitality on January 25, 2017. See Note 11 and 21 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details.

Adjusted operating income for the three months ended March 31, 2020 decreased $72,501, or 86%, to $11,647 as compared to the prior year period. For the nine months ended March 31, 2020, adjusting operating income decreased $107,194, or 52%, to $97,454 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Nine
	Months	Months
Decrease in adjusted operating income of the MSG Entertainment	$(16,837)	$(17,090)
Decrease in adjusted operating income of the MSG Sports	(47,762)	(55,346)
Other net decreases	(7,726)	(34,262)
Inter-segment eliminations	(176)	(496)
	$(72,501)	$(107,194)
Other net decreases of $7,726 for the three months ended March 31, 2020 were lower than the decrease of operating loss in Corporate and Other of $8,219 due to increases in share-based compensation of $378 and depreciation and amortization of $115. For the nine months ended March 31, 2020, other net decreases of $34,262 were lower than the decrease of operating loss in Corporate and Other of $35,339 due to an increase in share-based compensation of $1,815, partially offset by lower depreciation and amortization of $738.

Net loss attributable to redeemable and nonredeemable noncontrolling interests

For the three months ended March 31, 2020, the Company recorded $22,447 of net loss attributable to redeemable noncontrolling interests, including proportional share of expenses related to purchase accounting adjustments (“PPA Expenses”) of $22,257, and $590 of net loss attributable to nonredeemable noncontrolling interests, including $155 of PPA Expenses, as compared to $7 of net loss attributable to redeemable noncontrolling interests, including $1,595 of PPA Expenses, and $1,101 of net loss attributable to nonredeemable noncontrolling interests, including $194 of PPA Expenses, for the three months ended March 31, 2019.
For the nine months ended March 31, 2020, the Company recorded $23,851 of net loss attributable to redeemable noncontrolling interests, including $25,547 of PPA Expenses, and $1,663 of net loss attributable to nonredeemable noncontrolling interests, including $472 of PPA Expenses, as compared to $3,662 of net loss attributable to redeemable noncontrolling interests, including $5,499 of PPA Expenses, and $4,913 of net loss attributable to nonredeemable noncontrolling interests, including $779 of PPA Expenses, for the nine months ended March 31, 2019.
These amounts represent the share of net loss from the Company’s investments in Tao Group Hospitality, BCE and CLG that are not attributable to the Company. In addition, PPA Expenses attributable to redeemable noncontrolling interests of $22,257 and $25,547 for the three and nine months ended March 31, 2020, respectively, include $22,997 of proportional charge related to impairment of intangibles, long-lived assets and goodwill for Tao Group Hospitality.
Business Segment Results
MSG Entertainment
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income (loss) to adjusted operating income (loss) for MSG Entertainment.

	Three Months Ended
	March 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$136,398	$166,452	$(30,054)	(18)%
Direct operating expenses	98,197	108,982	(10,785)	(10)%
Selling, general and administrative expenses	50,721	54,255	(3,534)	(7)%
Depreciation and amortization	4,915	4,899	16	NM
Impairment of long-lived assets and goodwill	90,154	—	90,154	NM
Operating loss	$(107,589)	$(1,684)	$(105,905)	NM
Reconciliation to adjusted operating income (loss):
Share-based compensation	2,920	4,022
Depreciation and amortization	4,915	4,899
Impairment of long-lived assets and goodwill	90,154	—
Adjusted operating income (loss)	$(9,600)	$7,237	$(16,837)	NM

	Nine Months Ended
	March 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$608,097	$645,919	$(37,822)	(6)%
Direct operating expenses	366,226	383,781	(17,555)	(5)%
Selling, general and administrative expenses	151,619	155,681	(4,062)	(3)%
Depreciation and amortization	14,705	13,150	1,555	12%
Impairment of long-lived assets and goodwill	90,154	—	90,154	NM
Operating income (loss)	$(14,607)	$93,307	$(107,914)	NM
Reconciliation to adjusted operating income:
Share-based compensation	9,938	10,823
Depreciation and amortization	14,705	13,150
Impairment of long-lived assets and goodwill	90,154	—
Adjusted operating income	$100,190	$117,280	$(17,090)	(15)%
_________________
NM — Percentage is not meaningful

(a)
MSG Entertainment operating results were materially impacted during the three and nine months ended March 31, 2020 by the coronavirus pandemic and government actions taken in response. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business — Effects on MSG Entertainment” for more information.

Revenues
Revenues decreased $30,054, or 18%, to $136,398 for the three months ended March 31, 2020 as compared to the prior year period. Revenue decreased $37,822, or 6%, to $608,097 for the nine months ended March 31, 2020 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Nine
	Months	Months
Decrease in event-related revenues from concerts	$(17,694)	$(22,600)
(Decrease) increase in revenues associated with entertainment dining and nightlife offerings (a)	(5,037)	1,503
Decrease in event-related revenues from other live events	(3,889)	(2,068)
Decreases in venue-related sponsorship and signage and suite license fee revenues due to the impact of the temporary closure of venues since March 12, 2020 due to COVID-19, partially offset by higher sales of existing sponsorship and signage inventory in the current year period.	(1,628)	(2,650)
Decrease in revenues from Obscura due to the decision to wind down its third-party production business to focus on the development of MSG Sphere	(1,049)	(9,178)
Decrease in revenues associated with the expiration of the Wang Theatre booking agreement in February 2019	(632)	(3,883)
Increase in revenues from the presentation of the Christmas Spectacular	275	2,044
Other net decreases	(400)	(990)
	$(30,054)	$(37,822)
_________________

(a)
Tao Group Hospitality’s operating results are recorded in the Company’s consolidated statements of operations on a three-month lag basis. Accordingly, the Company’s results for the three and nine months ended March 31, 2020 include Tao Group Hospitality’s operating results from September 30, 2019 to December 29, 2019 and from April 1, 2019 to December 29, 2019, respectively. As such, the Tao Group Hospitality’s operating results reported above did not include the periods impacted by COVID-19, which will be reflected in the fourth quarter of fiscal year 2020. See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of Tao Group Hospitality’s consolidation.

The decrease in event-related revenues from concerts for the three months ended March 31, 2020 was due to (i) the impact of the temporary closure of venues since March 12, 2020 due to COVID-19, (ii) fewer events held at the Company’s venues prior to the temporary closure of venues since March 12, 2020 as compared to the prior year period, and (iii) the impact of the recognition of additional revenue during the prior year period as a result of the ticketing agreement renewal during the third quarter of fiscal year 2019. For the nine months ended March 31, 2020, the decrease in event-related revenues from concerts was primarily due to (i) lower per-event revenues prior to the temporary closure of venues since March 12, 2020 as compared to the prior year period, (ii) the impact of the temporary closure of venues since March 12, 2020 due to COVID-19, (iii) the impact of the recognition of additional revenue during the prior year period as a result of the ticketing agreement renewal during the third quarter of fiscal year 2019, partially offset by additional events held at the Company’s venues prior to the temporary closure of venues since March 12, 2020 as compared to the prior year period.
The decrease in revenues associated with entertainment dining and nightlife offerings for the three months ended March 31, 2020 was primarily due to lower revenues in New York including the impact of closing one venue in January 2019. For the nine months ended March 31, 2020, the increase in revenues associated with entertainment dining and nightlife offerings was primarily due to the impact of new venues (both owned and managed), partially offset by lower revenues at other venues, including the impact of closing one venue in New York in January 2019.
The decreases in event-related revenues from other live events for the three and nine months ended March 31, 2020 were primarily due to the impact of the temporary closure of venues since March 12, 2020 due to COVID-19. In addition, the decrease in event-related revenues from other live events for the three months ended March 31, 2020 also included lower per-event revenue prior to the temporary closure of venues since March 12, 2020 as compared to the prior year period. For the nine months ended March 31, 2020, the Company had higher per-event revenue from a theatrical production at the Hulu Theater at Madison Square Garden and The Chicago Theatre in the current year period largely offset by the impact of a large-scale special event held at Radio City Music Hall during the prior year period. The Company did not have a comparable special event in the current year period.
For the three months ended March 31, 2020, the increase in revenues from the presentation of the Christmas Spectacular, as compared to the prior year periods, was primarily due to higher per-show ticket-related revenue from an increase in average per-show paid attendance, higher average ticket prices and higher ticket-related fees in the current year periods, largely offset by the impact of the recognition of additional revenue during the prior year period as a result of the ticketing agreement renewal during the third quarter of fiscal year 2019.
For the nine months ended March 31, 2020, the increase in revenues from the presentation of the Christmas Spectacular, as compared to the prior year periods, was primarily due to the following:

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

The increases in per-show ticket-related revenue and merchandise revenue discussed above were partially offset by the impact on ticket-related revenue due to fewer scheduled performances in the current year periods as compared to the prior year periods. The Company had 199 scheduled Christmas Spectacular performances in this year’s holiday season, of which 186 and 13 took place in the second quarter and third quarter of fiscal year 2020, respectively, as compared to 210 scheduled performances in the prior year’s holiday season, of which 197 and 13 took place in the second quarter and third quarter of fiscal year 2019, respectively. For this year’s holiday season, more than one million tickets were sold, representing a low-single digit percentage decrease as compared to the prior year period.

Direct operating expenses
Direct operating expenses decreased $10,785, or 10%, to $98,197 for the three months ended March 31, 2020 as compared to the prior year period. Direct operating expenses decreased $17,555, or 5%, to $366,226 for the nine months ended March 31, 2020 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Nine
	Months	Months
Decrease in event-related direct operating expenses associated with concerts primarily due to the impact of the temporary closure of venues since March 12, 2020 due to COVID-19	$(6,883)	$(6,958)
Decrease in direct operating expenses associated with entertainment dining and nightlife offerings	(2,880)	(427)
Decrease in direct operating expenses associated with Obscura due to the decision to wind down its third-party production business to focus on the development of MSG Sphere	(1,822)	(8,314)
Decrease in event-related direct operating expenses associated with other live events	(1,115)	(2,384)
Decrease in direct operating expenses associated with the expiration of the Wang Theatre booking agreement in February 2019	(927)	(2,621)
(Decrease) increase in direct operating expenses associated with the presentation of the Christmas Spectacular	(85)	231
Increase in venue operating costs primarily associated with higher labor-related venue operating costs as the Company continued to pay certain event-level employees during the temporary closure of its venues	3,475	5,114
Other net decreases	(548)	(2,196)
	$(10,785)	$(17,555)

For the three months ended March 31, 2020, the decrease in direct operating expenses associated with entertainment dining and nightlife offerings was primarily due to (i) higher expenses during the prior year period at a new venue which opened in September 2018, (ii) lower food and beverage costs and employee compensation and related benefits, and (iii) the absence of costs related to one venue in New York which closed in January 2019.
The decrease in event-related direct operating expenses associated with other live events for the three months ended March 31, 2020 was primarily due to the impact of the temporary closure of venues since March 12, 2020 due to COVID-19. For the nine months ended March 31, 2020, the decrease in event-related direct operating expenses associated with other live events was due to (i) the impact of a large-scale special event held at Radio City Music Hall during the prior year period with no comparable special event during the current year period, and (ii) the impact of the temporary closure of venues since March 12, 2020 due to COVID-19. The decrease was partially offset by higher per-event expenses from a theatrical production at the Hulu Theater at Madison Square Garden and The Chicago Theatre during the second quarter of the current year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2020 decreased $3,534, or 7%, to $50,721 as compared to the prior year period. For the nine months ended March 31, 2020, selling, general and administrative expenses decreased $4,062, or 3%, to $151,619 as compared to the prior year period.
For the three and nine months ended March 31, 2020, the decreases were primarily due to (i) lower professional fees of $1,737 and $669, respectively, (ii) the absence of venue pre-opening costs of $1,443 and $5,181, respectively, associated with entertainment dining and nightlife offerings that were recorded in the prior year period, and (iii) lower selling, general and administrative expenses associated with Obscura of $1,413 and $6,542, respectively, due to the Company’s decision to wind down Obscura’s third-party production business to focus on the development of MSG Sphere. These decreases were partially offset by higher employee compensation and related benefits of $1,441 and $8,399 for the three and nine months ended March 31, 2020, respectively.
Depreciation & amortization
Depreciation and amortization for the three months ended March 31, 2020 increased $16 to $4,915 as compared to the prior year period. For the nine months ended March 31, 2020, depreciation and amortization increased $1,555, or 12%, to $14,705 as compared to the prior year period. The increases for the nine months ended March 31, 2020 were primarily due to capital expenditures associated with the opening of a new entertainment dining and nightlife venue in September 2018.

Impairment of long-lived assets and goodwill
Due to the operating disruptions from COVID-19, the Company considered that a “triggering event” has occurred in the Tao Group Hospitality reporting unit. Accordingly, the Company performed an impairment test on long-lived assets in connection with the interim goodwill impairment test (See Note 11 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details). As a result, the Company recorded a non-cash impairment of $90,154, which includes an impairment related to goodwill associated with Tao Group Hospitality reporting unit, and an impairment related to long-lived assets that are associated with one venue within Tao Group Hospitality for the three and nine months ended March 31, 2020.
Operating income (loss)
Operating loss for the three months ended March 31, 2020 increased $105,905 to $107,589 as compared to the prior year period. The increase in operating loss was primarily due to (i) a non-cash impairment of long-lived asset and goodwill, and (ii) a decrease in revenues, partially offset by lower direct operating expenses and selling, general and administrative expenses, as discussed above. For the nine months ended March 31, 2020, operating income decreased $107,914, or 116%, to $14,607 as compared to the prior year period. The decrease was primarily due to (i) a non-cash impairment of long-lived asset and goodwill, (ii) lower revenues, and (iii) an increase in depreciation and amortization, partially offset by lower direct operating expenses and selling, general and administrative expenses, as discussed above.
Adjusted operating income (loss)
Adjusted operating income for the three months ended March 31, 2020 decreased $16,837 to adjusted operating loss of $9,600 as compared to the prior year period. For the nine months ended March 31, 2020, adjusted operating income decreased $17,090 to $100,190 as compared to the prior year period. The decreases in adjusted operating income were lower than the decreases in operating income primarily due to the impairment of long-lived assets and goodwill of $90,154 for three and nine months ended March 31, 2020.

MSG Sports
The tables below set forth, for the periods presented, certain historical financial information and a reconciliation of operating income to adjusted operating income for MSG Sports.

	Three Months Ended
	March 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$288,393	$351,594	$(63,201)	(18)%
Direct operating expenses	173,586	200,849	(27,263)	(14)%
Selling, general and administrative expenses	63,206	52,383	10,823	21%
Depreciation and amortization	2,212	1,899	313	16%
Operating income	$49,389	$96,463	$(47,074)	(49)%
Reconciliation to adjusted operating income:
Share-based compensation	3,766	4,767
Depreciation and amortization	2,212	1,899
Adjusted operating income	$55,367	$103,129	$(47,762)	(46)%

	Nine Months Ended
	March 31,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$660,893	$722,789	$(61,896)	(9)%
Direct operating expenses	406,244	434,882	(28,638)	(7)%
Selling, general and administrative expenses	170,527	147,913	22,614	15%
Depreciation and amortization	5,795	5,825	(30)	(1)%
Operating income	$78,327	$134,169	$(55,842)	(42)%
Reconciliation to adjusted operating income:
Share-based compensation	12,883	12,357
Depreciation and amortization	5,795	5,825
Adjusted operating income	$97,005	$152,351	$(55,346)	(36)%
_________________

(a)
MSG Sports operating results were materially impacted during the three and nine months ended March 31, 2020 by the coronavirus pandemic and government actions taken in response. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business — Effects on MSG Sports” for more information.

Revenues
Revenues decreased $63,201 to $288,393 for the three months ended March 31, 2020 as compared to the prior year period. Revenues decreased $61,896 to $660,893 for the nine months ended March 31, 2020 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Nine
	Months	Months
Decrease in professional sports teams’ pre/regular season ticket-related revenues	$(27,780)	$(28,833)
Decrease in local media rights fees from MSG Networks primarily due to the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19 slightly offset by contractual rate increases	(8,844)	(6,225)
Decrease in suite license fee revenues primarily due to the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19	(8,148)	(7,806)
Decrease in sponsorship and signage revenues and ad sales commission	(7,429)	(9,479)
Decrease in event-related revenues from other live sporting events	(5,204)	(8,704)
(Decrease) increase in revenues from league distributions	(2,755)	1,166
Decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales	(2,639)	(2,048)
Other net (decreases) increases	(402)	33
	$(63,201)	$(61,896)
The decrease in professional sports teams’ pre/regular season ticket-related revenues for the three and nine months ended March 31, 2020 was due to (i) the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19, (ii) the impact of the recognition of additional revenue during the prior year period as a result of the ticketing agreement renewal during the third quarter of fiscal year 2019, and (iii) lower average per-game revenue in the current year period as compared to the prior year period.
The decrease in sponsorship and signage revenues and ad sales commission for the three and nine months ended March 31, 2020 was primarily due to the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19. In addition, the decrease for the nine months ended March 31, 2020 was due to lower sales of existing sponsorship and signage inventory.
The decrease in event-related revenues from other live sporting events for the three months ended March 31, 2020 was primarily due to the cancellation of college basketball events as a result of the temporary closure of venues since March 12, 2020 due to COVID-19 slightly offset by an additional event prior to the temporary closure. The decrease in event-related revenues from other live sporting events for the nine months ended March 31, 2020 was primarily due to the cancellation of college basketball events as a result of the temporary closure of venues since March 12, 2020 due to COVID-19 and fewer events prior to the temporary closure slightly offset by higher per-event revenue.
The decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales for the three and nine months ended March 31, 2020 was due to the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19, slightly offset by higher average per-game revenue.

Direct operating expenses
Direct operating expenses decreased $27,263, or 14%, to $173,586 for the three months ended March 31, 2020 as compared to the prior year period. Direct operating expenses decreased $28,638, or 7%, to $406,244 for the nine months ended March 31, 2020 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Nine
	Months	Months
Decrease in net provisions for certain team personnel transactions	$(16,099)	$(28,299)
(Decrease) increase in team personnel compensation	(4,260)	1,990
Decrease in other team operating expenses not discussed elsewhere in this table due to the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19 offset by an increase in league assessments and other net increases	(3,666)	(1,867)
Decrease in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	(2,639)	(778)
Decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	(2,185)	(778)
Decrease in event-related expenses associated with other live sporting events	(1,863)	(3,529)
Increase in venue operating costs primarily associated with higher labor-related venue operating costs as the Company continued to pay certain event-level employees during the temporary closure of its venues	3,404	4,350
Other net increases	45	273
	$(27,263)	$(28,638)
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2020	2019	Decrease	2020	2019	Decrease
Net provisions for certain team personnel transactions	$877	$16,976	$(16,099)	$28,764	$57,063	$(28,299)
Team personnel transactions for the three months ended March 31, 2020 reflect waiver/contract terminations of $43, which are net of credits due to the recoveries associated with previously recorded waivers/contract termination costs and player trades of $834. Team personnel transactions for the three months ended March 31, 2019 reflect (i) waivers/contract terminations of $12,379, which are net of credits due to the recoveries associated with previously recorded waivers/contract termination costs, (ii) player trades of $4,055, and (iii) season-ending player injuries of $542.
Team personnel transactions for the nine months ended March 31, 2020 reflect waiver/contract terminations of $26,962 and player trades of $1,802. Team personnel transactions for the nine months ended March 31, 2019 reflect (i) waivers/contract terminations of $50,879, which are net of credits due to the recoveries associated with previously recorded waivers/contract termination costs, (ii) player trades of $5,642, and (iii) season-ending player injuries of $542.

The decrease in team personnel compensation for the three months ended March 31, 2020 was primarily due to the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19 partially offset by roster changes at the Company’s sports teams and other team personnel compensation. The increase in team personnel compensation for the nine months ended March 31, 2020 was primarily due to roster changes at the Company’s sports teams and other team personnel compensation partially offset by the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19.

Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2020	2019	Decrease	2020	2019	Decrease
Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	$23,068	$25,707	$(2,639)	$49,177	$49,955	$(778)

The decrease in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax for the three months ended March 31, 2020 reflect lower provisions for league revenue sharing expense of $4,093 slightly offset by $1,454 change to an estimated NBA luxury tax credit as a result of a higher tax credit recorded in the current year period as compared to the prior year period. Lower provisions for league revenue sharing expense primarily reflects lower estimated NBA and NHL revenue sharing expense for the 2019-20 season due to the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19 partially offset by higher estimated NBA and NHL revenue sharing expense for the 2019-20 season games played prior to the suspensions.
The decrease in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax for the nine months ended March 31, 2020 reflect lower provisions for league revenue sharing expense of $3,566 offset by lower estimated NBA luxury tax credit in the current year period as compared to the prior year period of $2,788. Lower provisions for league revenue sharing expense primarily reflects lower estimated NBA and NHL revenue sharing expense for the 2019-20 season due to the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19 partially offset by higher estimated NBA and NHL revenue sharing expense for the 2019-20 season prior to the suspensions.

The Knicks were not a luxury tax payer for the 2018-19 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of March 31, 2020 would not result in the team being a luxury tax payer for the 2019-20 season and the estimated luxury tax receipt is currently anticipated to be lower than the luxury tax receipt for the 2018-19 season. The actual amounts for the 2019-20 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.

The decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales for the three and nine months ended March 31, 2020 was due to the impact of the suspensions of the NBA and NHL 2019-20 seasons on March 11 and 12, 2020, respectively, due to COVID-19, slightly offset by higher average per-game expenses.

The decrease in event-related expenses associated with other live sporting events for the three months ended March 31, 2020 was primarily due to the cancellation of college basketball events as a result of the temporary closure of venues since March 12, 2020 due to COVID-19, slightly offset by an additional event prior to the temporary closure and higher per-event expenses. The decrease in event-related expenses associated with other live sporting events for the nine months ended March 31, 2020 was primarily due to the cancellation of college basketball events as a result of the temporary closure of venues since March 12, 2020 due to COVID-19 and fewer events prior to the temporary closure, slightly offset by higher per-event expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2020 increased $10,823, or 21%, to $63,206 as compared to the prior year period. Selling, general and administrative expenses for the nine months ended March 31, 2020 increased $22,614, or 15%, to $170,527 as compared to the prior year period. For the three and nine months ended March 31, 2020, the increases were primarily due to higher employee compensation and related benefits of $6,871 and $16,453, respectively, including severance-related costs attributable to a separation agreement with a team executive, and, to a lesser extent, higher professional fees of $1,889 and $2,649, respectively.
Operating income
Operating income for the three months ended March 31, 2020 decreased $47,074, or 49%, to $49,389 as compared to the prior year period primarily due to lower revenues and, to a lesser extent, higher selling, general and administrative expenses partially offset by lower direct operating expenses, as discussed above.
Operating income for the nine months ended March 31, 2020 decreased $55,842, or 42%, to $78,327 as compared to the prior year period primarily due to lower revenues and higher selling, general and administrative expenses partially offset by lower direct operating expenses, as discussed above.

Adjusted operating income
Adjusted operating income for the three months ended March 31, 2020 decreased $47,762, or 46%, to $55,367 as compared to the prior year period. The decrease was higher than the decrease in operating income primarily due to lower share-based compensation slightly offset by higher depreciation and amortization.
Adjusted operating income for the nine months ended March 31, 2020 decreased $55,346, or 36%, to $97,005 as compared to the prior year period. The decrease was lower than the decrease in operating income primarily due to higher share-based compensation slightly offset by lower depreciation and amortization.
Liquidity and Capital Resources
Overview
As further described under “— Entertainment Distribution,” on April 17, 2020 the Company completed the Entertainment Distribution. Although the information set forth in this Quarterly Report on Form 10-Q generally does not give effect to the Entertainment Distribution, the information set forth in this section focuses on the liquidity and capital resources of the Company following the Entertainment Distribution.
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response. As of the date of this Quarterly Report on Form 10-Q, nearly all of our business operations have been suspended and it is not clear when those operations will resume. The NBA and NHL suspended their 2019-20 seasons on March 11 and 12, 2020, respectively. No Knicks or Rangers games are currently being played, and it is uncertain if the current seasons will resume. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors-Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.”
Our primary sources of liquidity are $100,000 of cash and cash equivalents, cash flows from the operations of our businesses and borrowing capacity under our revolving credit facilities (described below), of which $15,000 of the $365,000 maximum amount was available as of March 31, 2020, as well as $200,000 of borrowing capacity under the Delayed Draw Term Loan Facilities (“DDTL Facilities”) described below. Our principal uses of cash include working capital-related items, the repayment of outstanding debt, and potential repurchases of shares of the Company’s Class A Common Stock. In addition, as of March 31, 2020, the deferred revenue obligation related to the sports business was approximately $85,000, net of billed, but not yet collected deferred revenue. Of this amount, approximately half is related to the 2019-20 NBA and NHL seasons, which would be addressed, to the extent necessary, through refunds, credits and/or make-goods, as applicable. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, restrictions imposed by the NBA and NHL and challenging U.S. and global economic and market conditions could adversely impact its ability to do so at that time.
As of March 31, 2020, we had approximately $1,006,000 in unrestricted cash and cash equivalents and $331,000 of short-term investments. This amount includes $200,000 borrowed by Knicks LLC under the Knicks Revolving Credit Facility in March 2020 and $150,000 borrowed by Rangers LLC under the Rangers Revolving Credit Facility in March 2020. In connection with the Entertainment Distribution, the Company contributed $300,000 of the amounts borrowed under the revolving credit facilities to Madison Square Garden Entertainment Corp. as part of an approximately $1,100,000 cash contribution to Madison Square Garden Entertainment Corp. As a result of the Entertainment Distribution, our balance of unrestricted cash and cash equivalents is approximately $100,000, including the remaining $50,000 drawn under the revolving credit facilities during March 2020. We continue to have $15,000 of borrowing capacity under the Knicks Unsecured Credit Facility.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity, including approximately $100,000 in unrestricted cash and cash equivalents as of April 17, 2020, along with available borrowing capacity under our revolving credit facilities and DDTL Facilities combined with operating cash flows, over the next 12 months, to fund our operations and repay a portion of our outstanding debt (see Note 13 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s short-term investments).

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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2020, Knicks LLC was in compliance with this financial covenant.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During the three months ended March 31, 2020, Knicks LLC borrowed all $200,000 available under the Knicks Revolving Credit Facility.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility was renewed for a new 365-day term effective as of September 27, 2019. There was no borrowing under the Knicks Unsecured Credit Facility as of March 31, 2020. This facility does not have financial covenants.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2020, Rangers LLC was in compliance with this financial covenant.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. During the three months ended March 31, 2020, Rangers LLC borrowed all $150,000 available under the Rangers Revolving Credit Facility.

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
Delayed Draw Term Loan Credit Facilities
As an additional source of liquidity for the Company in response to the COVID-19 pandemic, on April 17, 2020, MSG NYR Holdings, LLC and MSG NYK Holdings, LLC, two indirect wholly-owned subsidiaries of the Company, each entered into a separate delayed draw term loan credit agreement with MSG Entertainment Group, LLC, a wholly-owned subsidiary of MSG Entertainment, as lender (the “DDTL Lender”). The credit agreement for MSG NYK Holdings, LLC (the “Knicks DDTL Facility Borrower”) provides for a $110,000 senior unsecured delayed draw term loan facility (the “Knicks DDTL Facility”) and the credit agreement for MSG NYR Holdings, LLC (the “Rangers DDTL Facility Borrower”) provides for a $90,000 senior unsecured delayed draw term loan facility (the “Rangers DDTL Facility” and, together with the Knicks DDTL Facility, the “DDTL Facilities”).
The DDTL Facilities will mature and any unused commitments thereunder will expire on October 17, 2021. Borrowings under the DDTL Facilities will bear interest at a variable rate equal to either, at the election of the applicable borrower, (i) LIBOR plus 2.00% per annum or (ii) a base rate plus 1.00% per annum. Subject to the borrowing conditions, each of the DDTL Facilities may be drawn in up to four separate borrowings of $10,000 or more. Proceeds of borrowings under the DDTL Facilities will be used for general corporate purposes.
The availability of each of the DDTL Facilities to the respective borrowers is subject to certain conditions, including (a) the liquidity, including cash on hand and availability under revolving credit commitments, of the Company, MSG Sports, LLC, the Knicks DDTL Facility Borrower and its subsidiaries and the Rangers DDTL Facility Borrower and its subsidiaries (other than any liquidity that is restricted by law or contractual obligation from being transferred to the relevant DDTL Facility Borrower or its subsidiaries) must be (i) less than $50,000 immediately prior to giving effect to any borrowing, and (ii) less than $75,000 immediately after giving effect to any borrowing, and (b) with respect to the Knicks DDTL Facility, the Knicks DDTL Facility Borrower and its subsidiaries must have used commercially reasonable efforts to raise additional financing (“New Third-Party Debt”), including additional commitments under existing revolving facilities, prior to drawing on the Knicks DDTL Facility to the extent permitted by the debt policies of the NBA. In addition, the commitments of the DDTL Lender to make advances under the Knicks DDTL Facility will be permanently reduced and the Knicks DDTL Facility will be subject to mandatory prepayments in an amount equal to the net cash proceeds received by the Company, MSG Sports, LLC, the Knicks DDTL Facility Borrower, or the subsidiaries of the Knicks DDTL Facility Borrower from any New Third-Party Debt.
Pursuant to the NBA debt policies, the NBA has consented (the “NBA Consent Letter”) to the incurrence of the indebtedness under the Knicks DDTL Facility. The NBA Consent Letter provides that the Knicks DDTL Facility Borrower and its subsidiaries (including the Knicks basketball team) will, among other matters, (i) operate the team in a first class manner, consistent with the manner in which NBA teams generally are operated, as determined by the NBA Commissioner in his sole discretion, and (ii) maintain sufficient net working capital and cash reserves to pay expenses, liabilities and obligations of the team in the ordinary course and in a timely fashion. In addition, the Knicks DDTL Facility Borrower and its subsidiaries (including the Knicks basketball team) have agreed with the NBA to not transfer certain basketball-related assets and to not make distributions to the Company without first providing the NBA with advance notice and not receiving the objection of the NBA Commissioner.

Madison Square Garden Entertainment Corp. Matters
Through the end of the quarter ended March 31, 2020 and prior to the Entertainment Distribution, the Company’s cash expenditures included capital spending in connection with the construction of MSG Sphere at The Venetian, the state-of-the-art entertainment venue currently under construction in Las Vegas. The Company’s actual construction costs for MSG Sphere at The Venetian incurred through March 31, 2020 were approximately $349,000, which is net of $65,000 received from Las Vegas Sands Corp. during the nine months ended March 31, 2020. In addition, the amount of construction costs incurred as of March 31, 2020 includes approximately $67,600 of accrued expenses that were not yet paid as of that date. For additional information regarding the Company’s capital expenditures related to MSG Sphere for the three and nine months ended March 31, 2020, see Note 21 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Prior to the Entertainment Distribution the Company’s business also included the Forum, an arena-sized venue in Inglewood, CA. During the three months ended March 31, 2020, three subsidiaries of Madison Square Garden Entertainment Corp. reached an agreement to sell the Forum and settle related litigation for a cash purchase price of $400,000 pursuant to a Membership Interest Purchase Agreement. All proceeds from the transaction, which closed subsequent to the Entertainment Distribution, and rights and obligations of the parties to the Membership Interest Purchase Agreement were retained by Madison Square Garden Entertainment Corp. and its subsidiaries.
Financing Agreements and Stock Repurchases
See Note 14 and Note 17 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Contractual Obligations
The Company adopted ASU No. 2016-02, Leases (Topic 842), on July 1, 2019. As a result, the contractual obligations related to future lease payments, which were historically reported as off-balance sheet commitments, are now reflected on the consolidated balance sheet as lease liabilities as of March 31, 2020. See Note 9 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more details about the lease liabilities.
In connection with the Entertainment Distribution, certain contractual obligations, principally those that the Company had in connection with the MSG Sphere in Las Vegas and long-term noncancelable operating lease agreements for entertainment venues and certain office and storage space, were transferred to Madison Square Garden Entertainment Corp.
In connection with the Entertainment Distribution, subsidiaries of the Company are parties to Arena License Agreements with a subsidiary of Madison Square Garden Entertainment Corp. that requires the Knicks and Rangers to play their home games at The Garden. Under the Arena License Agreements, which each have a term of 35 years, the Knicks and Rangers will pay an annual license fee in connection with their respective use of The Garden. For each, the license fee for the initial contract year ending June 30, 2020 will be prorated based on the number of games scheduled to be played at The Garden between the date of the Entertainment Distribution and the end of that contract year. The license fee for the first full contract year ending June 30, 2021 will be approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year.

Cash Flow Discussion

As of March 31, 2020, cash, cash equivalents and restricted cash totaled $1,045,137, as compared to $1,117,901 as of June 30, 2019. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2020 and 2019:

	Nine Months Ended March 31,
	2020	2019
Net income (loss)	$(129,383)	$76,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities	244,646	139,190
Subtotal	$115,263	$215,273
Changes in working capital assets and liabilities	(4,130)	(117,929)
Net cash provided by operating activities	$111,133	$97,344
Net cash used in investing activities	(494,631)	(159,760)
Net cash provided by (used in) financing activities	306,818	(18,551)
Effect of exchange rates on cash, cash equivalents and restricted cash	3,916	6,440
Net decrease in cash, cash equivalents and restricted cash	$(72,764)	$(74,527)
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2020 improved by $13,789 to $111,133 as compared to the prior year period primarily due changes in working capital assets and liabilities which include (i) lower increase in accounts receivable as a result of the temporary closure of venues and suspensions of the NBA and NHL seasons due to COVID-19, (ii) higher collections due to promoters as events were postponed as a result of the temporary closure of venues due to COVID-19, (iii) higher increase in accrued and other liabilities primarily due to funds received from Las Vegas Sands Corp. in connection with the ground lease in Las Vegas, partially offset by the waiver of a player in the prior year period. The increase in cash provided by the changes in working capital discussed above was partially offset by the decrease in net income in the current year period adjusted for non-cash items.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2020 increased by $334,871 to $494,631 as compared to the prior year period primarily due to (i) an increase in purchase of short-term investments in the current year period as compared to the prior year period, (ii) higher capital expenditures in the current year period as compared to the prior year period, of which substantially all are related to the Company’s planned MSG Spheres in Las Vegas and London, and (iii) lower proceeds received from the sale of the Company’s 50% interest in AMSGE in the prior year period compared to the sale of the Company’s 50% interest in Tribeca in the current year period. This increase was partially offset by (i) proceeds from maturity of short-term investments, (ii) a loan repayment received from subordinated note, (iii) lower investments made in nonconsolidated affiliates in the current year period as compared to the prior year period, and (iv) acquisition of notes receivable during the prior year period as compared to none during the current year period.
Financing Activities
Net cash provided by financing activities for the nine months ended March 31, 2020 was $306,818 as compared to net cash used in financing activities in the prior year period of $18,551. This change is primarily due to proceeds received from the borrowings under the Knicks Revolving Credit Facility and Rangers Revolving Credit Facility slightly offset by a repayment on the Tao Revolving Credit Facility and an increase in taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period.
Seasonality of Our Business
As further described under “— Entertainment Distribution,” on April 17, 2020, the Company completed the Entertainment Distribution. Although the information set forth in this Quarterly Report on Form 10-Q generally does not give effect to the Entertainment Distribution, the information set forth in this section focuses on the seasonality of the Company’s business following the Entertainment Distribution.
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
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2020 and our interim impairment testing of goodwill and long-lived assets during the quarter ended March 31, 2020. Subsequent to the issuance of our Annual Report on Form 10-K for the year ended June 30, 2019, the Company adopted the ASC Topic 842, Leases in the first quarter of fiscal year 2020. See Note 9 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of leases. In addition, the Company elected to adopt ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment in the third quarter of fiscal year 2020 in connection with its interim goodwill impairment test performed as of March 31, 2020, as discussed further below. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
There have been no other material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2019.
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
The goodwill balance reported on the Company’s consolidated balance sheet as of March 31, 2020 by reporting unit was as follows:

MSG Sports	$226,955
MSG Entertainment	74,111
Tao Group Hospitality	7,885
$308,951
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. Subsequent to the adoption of ASU No. 2017-04 in the third quarter of fiscal year 2020, the amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value determined in step one, not to exceed the carrying amount of goodwill. Prior to the adoption of ASU No. 2017-04, if the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that would be recognized in a business combination.
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
During the third quarter of fiscal year 2020, the Company’s operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response, including government mandated assembly limitations and venue, restaurant, bar and nightclub closures impacting all the Company’s reporting units. While the Company concluded that the effects of COVID-19 would not more likely than not reduce the fair value of its MSG Sports and MSG Entertainment reporting units below their carrying amounts, the Company concluded a triggering event had occurred for its Tao Group Hospitality reporting unit as of March 31, 2020 as a result of COVID-19. Accordingly, the Company performed an interim quantitative impairment test as of March 31, 2020 (“interim testing date”) for the Tao Group Hospitality reporting unit, which required the Company to assess the carrying value of its long-lived assets, amortizable intangible assets and goodwill as of the interim test date.
Amortizable intangible assets and other long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent from cash flows from other assets and liabilities. In determining whether an impairment of long-lived assets has occurred, the Company considers both qualitative and quantitative factors. The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset group and comparing the resulting value against the carrying value of the asset group. If the carrying value of the asset group is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset group and its estimated fair value.
For the interim impairment test, the Company estimated the fair value of the Tao Group Hospitality reporting unit based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy (see Note 11 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q), include the Company's estimates of future revenue and terminal growth rates, margin assumptions and the discount rate applied to estimate future cash flows. The assumptions utilized are subject to a high degree of judgment and complexity, particularly in light of economic and operational uncertainty that exists as a result of COVID-19 as of March 31, 2020.
Based upon the results of the Company’s interim quantitative impairment test, the Company concluded that the carrying value of the Tao Group Hospitality reporting unit exceeded its estimated fair value (“Fair Value Deficit”) as of the interim testing date by $102,211. Based on the evaluation of amortizable intangible assets and other long-lived assets, the Company recorded non-cash impairment charges of $11,573, $6,399 and $3,541, for Right-of-use assets, Property and equipment assets, and certain intangible assets, respectively, which were associated with a single venue within the Tao Group Hospitality. The remaining Tao Group Hospitality Fair Value Deficit was allocated to goodwill for a non-cash goodwill impairment charge of $80,698. The goodwill impairment charge was calculated as the amount that the adjusted carrying value of the reporting unit, including any goodwill, exceeded its fair value. Upon completion of the quantitative impairment test and recording of the associated impairments, as of March 31, 2020, the carrying value of the Tao Group Hospitality reporting unit equals its fair value, whereas the Company’s other reporting units still maintain a headroom that is sufficiently in excess of their carrying values. See “Part II

— Item 1A. Risk Factors” for more information about the risks to the Company’s business operations as a result of the COVID-19 pandemic.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2020 by reportable segment:

	Sports franchises (MSG Sports)	Trademarks (MSG Entertainment)	Photographic related rights (MSG Sports)	Total
Balance as of June 30, 2019	$111,064	62,421	3,000	$176,485
Allocation to the assets held for sale	—	(540)	—	(540)
Balance as of March 31, 2020	$111,064	$61,881	$3,000	$175,945
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
Contingent Consideration
See Note 13 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the fair value of the Company’s deferred and contingent consideration liabilities related to the acquisitions of Tao Group Hospitality and CLG.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans, interest rate risk exposure, foreign currency exchange rate risk, and commodity risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2019. In addition, see Item 2, “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” of this Quarterly Report on Form 10-Q for discussions of disruptions caused by COVID-19.
Foreign currency exchange rate risk:
As of March 31, 2020, a uniform hypothetical 5% fluctuation in the GBP/USD exchange rate would have resulted in a change of approximately $14.8 million in the Company’s net asset value.
Potential interest rate risk exposure:
We have potential interest rate risk exposure related to outstanding borrowings incurred under our Knicks Revolving Credit Facility and Rangers Revolving Credit Facility, collectively, the “MSG Credit Facilities”, and under the TAO Credit Facilities through our consolidation of Tao Group Hospitality. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the MSG Credit Facilities or under the TAO Credit Facilities.
Borrowings under our MSG Credit Facilities and TAO Credit Facilities incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. As of March 31, 2020, we currently have a total of $385 million borrowings outstanding under our MSG Credit Facilities and TAO Credit Facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of March 31, 2020 and continuing for a full year would increase interest expense by approximately $3.85 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company is a defendant in various other lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
The risk factor set forth below should be read carefully in conjunction with the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on August 20, 2019, which could materially impact our business, financial condition and results of operations.
Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.
An outbreak of a novel strain of coronavirus, COVID-19, in December 2019 subsequently became a pandemic after spreading to multiple countries, including the United States. As of the date of this Quarterly Report on Form 10-Q, virtually all of our business operations have been suspended and it is not clear when those operations will resume. The NBA and NHL suspended their 2019-20 seasons on March 11 and 12, 2020, respectively. No Knicks or Rangers games are currently being played, and it is uncertain if the seasons will resume. In addition, as a result of government mandated assembly limitations and closures, no events are currently permitted to be held at The Garden where the Knicks and Rangers play their home games, and some or all of these mandated restrictions may remain in effect even after the NBA and/or NHL resume their games.
As a result, the Company is not recognizing revenue from Knicks or Rangers games or sponsorship and advertising assets. Further, a significant portion of the Company’s revenue is earned from media rights fees from the local broadcast of Knicks and Rangers games and our share of fees paid for league-wide media rights, which will not be earned if those games are not played.
It is possible that continuing concerns related to coronavirus could cause governments and professional sports leagues in the United States, including the NBA and NHL, to mandate that teams play games without an audience once their games resume. Even after the Knicks and the Rangers are able to resume playing games to audiences, it is unclear whether and to what extent coronavirus concerns will impact the demand for attending these games and for our sponsorship and advertising assets.
The impact of the suspended NBA and NHL seasons, and any other continuing effects of the coronavirus on our business operations, will substantially decrease our revenues. We will not be able to reduce our expenses in all cases, as many are fixed over the near-term, to the same degree as our decline in revenues, which will adversely affect our results of operations and cash flow to a greater extent. For example, the Knicks and Rangers are not currently required to pay license fees to Madison Square Garden Entertainment Corp. under the Arena License Agreements while The Garden is closed due to the government mandated suspension of events as a result of coronavirus, but if The Garden reopens, future rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers even if the NBA or NHL seasons do not resume simultaneously or at all.
Our business is also particularly sensitive to discretionary consumer spending. We cannot predict the time period over which our business will be impacted by coronavirus. Coronavirus could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, which could result in long-term effects on our business.
Our business could be subject to additional governmental regulations and/or league determinations which could have a material impact on our business.

Even after our businesses resume operations, there can be no assurances that fans attending games or vendors and employees working our games at The Garden will not contract coronavirus. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially impact our business and results of operations.
For the reasons set forth above and other reasons that may come to light as the coronavirus outbreak and protective measures expand, we cannot reasonably estimate the impact to our future revenues, results of operations, cash flows or financial condition, but such impacts have had and will continue to have a significant impact on our business, revenues, results of operations, cash flows and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2020, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended March 31, 2020, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

3.1	Amended and Restated Certificate of Incorporation of Madison Square Garden Sports Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).
3.2
Amendment to the Amended and Restated Certificate of Incorporation of Madison Square Garden Sports Corp., dated April 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

3.3	Amended By-Laws of Madison Square Garden Sports Corp., dated April 17, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).
10.1
Contribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp., MSG Entertainment Group, LLC and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.2
Transition Services Agreement, dated as of March 31, 2020, between MSG Sports, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.3
Tax Disaffiliation Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.4
Employee Matters Agreement, dated March 31, 2020, between Madison Square Garden Sports Corp. and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.5
Employment Agreement dated as of March 31, 2020 between Madison Square Garden Sports Corp. and James L. Dolan  (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.6
Employment Agreement dated as of March 31, 2020 between Madison Square Garden Sports Corp. and Andrew Lustgarten  (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

EXHIBIT NO.	DESCRIPTION
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL and contained in Exhibit 101.
_________________

†	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of May 2020.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer