Form 10-K
period 2020-06-30
Madison Square Garden Sports Corp.
filed 2020-08-31
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number: 1-36900
MADISON SQUARE GARDEN SPORTS CORP.
(Exact name of registrant as specified in its charter)

Delaware	47-3373056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	,	New York	,	NY	10121
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (212) 465-1111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Sports Corp. as of June 30, 2020 computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.5 billion
Number of shares of common stock outstanding as of July 31, 2020:

Class A Common Stock par value $0.01 per share	—	19,468,921
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2020 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Sports Corp., formerly The Madison Square Garden Company, is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Sports, LLC and its direct and indirect subsidiaries. Our telephone number is 212-465-1111, our website is http://www.msgsports.com and the investor relations section of our website is http://investor.msgsports.com. Through the investor relations section of our website, we make available, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports and other statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials become available as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All of the outstanding common stock of the Company was distributed to MSG Networks shareholders (the “MSGS Distribution”) on September 30, 2015 (the “MSGS Distribution Date”).
On April 17, 2020 (the “MSGE Distribution Date”), the Company distributed all of the outstanding common stock of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc., and referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”). MSG Entertainment owns, directly or indirectly, the entertainment businesses previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) each holder of the Company’s Class B common stock received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Registrant’s Class B common stock held of record as of the close of business, New York City time, on the Record Date.
Overview
The Company owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”), also known as The World’s Most Famous Arena. The Company’s other professional franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA G League (the “NBAGL”). In addition, the Company owns Knicks Gaming, an esports franchise that competes in the NBA 2K League, as well as a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. The Company also operates two professional sports team performance centers — the Madison Square Garden Training Center in Greenburgh, NY and the CLG Performance Center in Los Angeles, CA.
Our Strengths

•	Iconic sports franchises with renowned brands;

•	Enduring and meaningful presence in the New York metropolitan area, one of the nation’s largest media markets;

•	Deep connections with large and passionate fan bases that span a wide demographic mix;

•	Multi-year sponsorship and suite agreements through a strategic partnership with MSG Entertainment;

•	Long-term local media rights agreements with MSG Networks;

•	National media rights agreements through the NBA and NHL;

•	Long-term arena license agreements with MSG Entertainment under which the Knicks and the Rangers play their home games at The Garden;

•	World-class organization with expertise in team operations, event presentation and ticketing; and

•	Seasoned management team and committed ownership.

Our Strategy
Our strategy is to leverage the strength and popularity of our professional sports franchises and our unique position in one of the nation’s largest media markets to grow our business and increase the long-term value of our sports assets. Key components of our strategy include:

•
Developing championship-caliber teams. Our core goal is to develop and maintain teams that consistently compete for championships. Competitive teams help support and drive revenue streams across the Company during the regular season and, when our teams qualify for the postseason, the Company benefits from incremental home playoff games. The ownership and operation of NBA and NHL development teams — the Westchester Knicks and the Hartford Wolf Pack — as well as the operation of our two state-of-the-art performance centers, are part of our strategy to develop championship-caliber teams.

•
Employ a ticketing policy that gives the Company a direct relationship with a broader fanbase. Our large and loyal fan bases have placed us among the league leaders in ticket sales receipts as our teams consistently play to at-or-near capacity crowds at The Garden. For the 2016-17 Knicks and Rangers seasons, we introduced a new ticketing policy that significantly reduced our reliance on third party brokers. Through this ticketing policy, we decreased the number of full season tickets sold and increased the number of partial plans and individual and group tickets sold. This shift in our ticket mix delivered a positive impact on revenue and provided fans with more opportunities to purchase tickets to home games giving us a direct relationship with a broader fanbase. In addition, this ticketing policy provided us with more inventory that we could dynamically price to better align with fan demand. We have continued to utilize this ticketing approach, and plan to build on it further in the seasons ahead by thoughtfully increasing the number of partial plans and individual and group tickets we sell.

•
Maximize the value of our exclusive live sports content. With today’s rapidly evolving media landscape, live sports telecasts have become increasingly valuable to distributors and advertisers. In October 2015, the Knicks and Rangers entered into 20-year local media rights agreements with MSG Networks, creating a significant recurring and growing revenue stream for the Company. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and Rangers, as well as other team-related programming. MSG Networks makes this content available to our fans on its regional sports networks, MSG Network and MSG+, and through its live streaming and on-demand platform, MSG GO. In addition, our Company also receives a pro-rata share of fees related to the NBA’s and NHL’s national media rights agreements. The NHL’s agreements with NBC Sports and Rogers Communications (Canada) expire following the 2020-21 and 2025-26 regular seasons, respectively, while the NBA’s agreements with Disney and WarnerMedia expire after the 2024-25 regular season.

•
Utilize our unique assets and an integrated approach to drive sponsorship and suite sales. Our Company possesses powerful and attractive assets that also benefit from being part of a broader sports, entertainment and media offering as a result of our Company’s various agreements with MSG Entertainment. These agreements enable us to partner with MSG Entertainment and MSG Networks on an integrated approach to marketing partnerships and corporate hospitality solutions to drive sponsorship, signage and suite sales. For example:

◦
Our assets are highly sought after by companies that value the popularity of our sports franchises, the demographic makeup of our fans, and our unique position in the New York market. The attractiveness of our assets is further strengthened by the Sponsorship Sales and Service Representation Agreements and Arena License Agreements with MSG Entertainment which create compelling, broad-based marketing platforms by combining our professional sports brands and MSG Entertainment’s live entertainment assets, as well as MSG Networks’ media inventory. This integrated approach to marketing partnerships — which delivers unrivaled sports, entertainment and media exposure in the New York market — has already attracted world-class partners such as JPMorgan Chase, Anheuser-Busch, Charter Communications, Delta Air Lines, DraftKings, Kia, Lexus, PepsiCo, and Squarespace. In addition, our presence in esports with CLG and Knicks Gaming provides us with the opportunity to introduce both our existing marketing partners and new brands to esports’ global fan base, primarily comprised of millennials and Generation Z — attractive, yet hard-to reach, demographics for advertisers.

◦
Our Arena License Agreements with MSG Entertainment enable MSG Entertainment to offer corporate hospitality solutions that bring together our live sporting events with MSG Entertainment’s live entertainment offerings and provide for the sharing of revenues from such offerings. For example, The Garden offers a variety of suite and club products, including 21 Event Level suites, 58 Lexus Madison Level suites, 18 Signature Level suites, the Madison Club, Suite Sixteen and the Loft Club. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers with the majority being multi-year agreements, most of which have annual escalators. We believe the unique combination of our live sporting events and MSG Entertainment’s live entertainment offerings, along with the continued importance of corporate hospitality to our guests, positions us well to continue to grow this area of the business.

•
Continue to invest in the fan experience. The strong loyalty of our fans has been driven in part by our commitment to the fan experience, which we will continue to build on through our relationship with MSG Entertainment, owner and operator of The Garden. Working with MSG Entertainment, we offer first-class operations, innovative event presentation, premium food and beverage offerings, and unique and exclusive merchandise, as well as venue and team apps designed to create a seamless experience for our fans. Our goal is to deliver the best in-venue experience in the industry — whether our guests are first-time visitors, repeat customers, season ticket holders, suite holders or club members.

Our Business
Our Sports Franchises
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, as well as some of the greatest athletes to ever play the game. With President Leon Rose at the helm and new Head Coach, Tom Thibodeau, the Knicks head into the 2020-21 season fielding a young and exciting team that includes center Mitchell Robinson and guard RJ Barrett. The team will also have the opportunity to add talented young players through its two first-round picks in the 2020 NBA Draft. The Knicks, which have a large and passionate fan base that spans a wide demographic mix, ranked in the top three in the NBA for ticket sales receipts for the 2019-20 regular season.
New York Rangers
The Rangers hockey club is one of the NHL’s “Original Six” franchises. Heading into its 93rd season, the Rangers are a storied franchise and one of the league’s marquee teams, with four Stanley Cup Championships. Under the leadership of President, John Davidson, the Rangers are seeking to continue building the foundation for its next championship-caliber team, which for the 2020-21 season includes elite forward Artemi Panarin, as well as dynamic center Mika Zibanejad. In addition, the Rangers will have the first overall pick in the 2020 NHL Entry Draft. The Rangers, which have one of the most passionate, loyal and enthusiastic fan bases in all of sports, ranked in the top three in the NHL for ticket sales receipts for the 2019-20 regular season.
Westchester Knicks
In March 2014, the Company acquired the right to own and operate an NBAGL team, the Westchester Knicks. The team serves as the exclusive NBAGL affiliate of the Knicks and plays its home games at the Westchester County Center in White Plains, NY.
Hartford Wolf Pack
The Hartford Wolf Pack, a minor-league hockey team, is the player development team for the Rangers and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Hartford Wolf Pack for skill development and injury rehabilitation, and can call up players for the Rangers roster to enhance the team’s competitiveness and further develop its players.
Counter Logic Gaming
Founded in 2010, CLG is a North American esports organization respected for its championship legacy and passionate fanbase. CLG fields teams across leading esports titles: “League of Legends,” “Fortnite,” “Counter-Strike: Global Offensive,” “Apex Legends,” and “Super Smash Bros.” CLG has won multiple championships throughout its history — most notably the League of Legends LCS North American Championship in Summer 2015 and Spring 2016, and has represented North America in the League of Legends World Championships four times.
Knicks Gaming
Knicks Gaming, our esports franchise that competes in the NBA 2K League, was one of the inaugural teams when the league debuted in 2018. Knicks Gaming also won the first-ever NBA 2K League Championship title in August 2018.
Arena License Agreements
Madison Square Garden, the World’s Most Famous Arena (“The Garden”), is the home for the Knicks and Rangers pursuant to Arena License Agreements with MSG Entertainment. The Arena License Agreements provide revenue opportunities through the sharing of certain suite, sponsorship, food and beverage, merchandise and sales arrangements with MSG Entertainment. The

Arena License Agreements have a term of 35 years. See Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information.
Our Performance Centers
The Company owns the state-of-the-art Madison Square Garden Training Center in Greenburgh, NY. The approximately 114,000 square-foot facility features two basketball courts and one NHL regulation-sized hockey rink, and is equipped with well-appointed private areas and office space and exercise and training rooms with dedicated equipment for each team as well as the latest technology and other first-class amenities.
In addition, the Company operates the CLG Performance Center in Los Angeles, CA, which includes unique competition spaces tailored to the Company’s esports game franchises, as well as a studio and editing bay for video productions and outdoor areas that can be used to hold fan events.
Impact of COVID-19
On March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. At the time the seasons were suspended, the Knicks had 16 games remaining, including eight home games, and the Rangers had 12 games remaining, including five home games. On May 26, 2020, the NHL announced return-to-play plans for 24 teams which began August 1, 2020. The Rangers were among the teams that returned to play in a 24-team tournament. On June 4, 2020, the NBA announced plans to resume play on July 30, 2020 with 22 teams. The Knicks were not among the teams that returned to competition.
As a result of government-mandated assembly limitations and closures due to the COVID-19 pandemic, no events are currently permitted to be held at The Garden where the Knicks and Rangers play their home games, and some or all of these mandated restrictions may remain in effect even after the NBA and/or NHL resume for the 2020-21 seasons. No assurances can be made that games will be played at The Garden or will be played with any in-arena audiences or without limited-capacity in-arena audiences. COVID-19 disruptions have materially impacted the Company’s revenues and we are recognizing materially less revenues across a number of areas. Those areas include: ticket sales; media rights fees; our share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales.
With the ongoing uncertainty due to COVID-19, earlier this month, the Company implemented cost-reduction measures. These measures included workforce reductions, limits on third-party vendor use and additional cuts to discretionary spending. As of June 30, 2020, we had approximately 450 full-time union and non-union employees and 430 part-time union and non-union employees. As of August 21, 2020, due to layoffs as a result of the COVID-19 pandemic, we had approximately 420 full-time union and non-union employees and 430 part-time union and non-union employees.
At this time, we are unable to predict when we will be able to resume normal business operations and if there will be any longer-term effects, due to these COVID-related disruptions. See “Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” and “Item 7. Management’s Discussion and Analysis — Introduction — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business.”
The Role of the Leagues in Our Operations
As franchises in professional sports leagues, our teams are members of their respective leagues and, as such, are subject to certain rules, regulations and limitations on the control and management of their affairs. The respective league constitutions of our sports teams, under which each league is operated, together with the collective bargaining agreements (each a “CBA”) that each of the NBA and NHL has signed with its players’ association, contain numerous provisions that, as a practical matter, could impact the manner in which we operate our businesses. In addition, under the respective league constitutions of our sports teams, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other sports teams in the league, may be empowered in certain circumstances to take certain actions believed to be in the best interests of the league, whether or not such actions would benefit our sports teams and whether or not we consent or object to those actions.
While the precise rights and obligations of member teams vary from league to league, the leagues have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including, for example, preseason and playoff schedules; the number of games in a playing season; the operating territories of the member teams; local, national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchises and their affiliates; and labor relations with the players’ associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Expenses.” Additionally, CLG operates multiple teams that participate in several different esports leagues. The rights and obligations of each CLG team (and member teams generally) vary from league to league. The leagues are generally empowered to and have implemented rules with respect to our league participation, as well as operation, and monetization of the CLG teams and brand. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
Media Rights
We generally license the local media rights for our sports teams’ home and away games. Subsidiaries of the Company have entered into media rights agreements with MSG Networks covering the local telecast and radio rights for the Knicks and Rangers. Each agreement has a remaining term of approximately 15 years.
Our Community
The Company is committed to leveraging the power of its brands to benefit communities across the tri-state area. The Knicks and Rangers both run grassroots programs - Junior Knicks and Junior Rangers - dedicated to creating opportunities for the next generation of athletes to enjoy basketball and hockey. This commitment includes a wide-ranging series of free clinics, skills development programs, recreational leagues, and an initiative focused on empowering girls of all ages through the sport of hockey. Both teams also celebrate home-grown heroes throughout the year, recognizing them through awards which pay tribute to individuals who have made a difference in the lives of others and honor the brave men and women who have served or are currently serving in the United States Armed Forces.
Our Company also has a close association with The Garden of Dreams Foundation (the “Foundation”), a non-profit organization that assists young people in need. In partnership with the Company, MSG Entertainment, and MSG Networks, the Foundation provides young people in our communities with access to educational and skills opportunities; mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. The Foundation focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. Since it was established in 2006, the Foundation has impacted more than 375,000 children and their families.
Regulation
Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
In addition, The Garden, like all public spaces, is subject to building and health codes and fire regulations imposed by the state and local governments. The Garden is subject to zoning and outdoor advertising regulations and requires a number of licenses in order to operate, including occupancy permits, exhibit licenses, food and beverage permits, liquor licenses and other authorizations and a zoning special permit granted by the New York City Planning Commission. See “Item 1A. Risk Factors — We Do Not Own The Garden and Our Failure to Renew the Arena License Agreements or MSG Entertainment’s Failure to Operate The Garden in Compliance with the Arena License Agreements or Extensive Governmental Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
The professional sports leagues in which we operate, primarily the NBA and NHL, have the right under certain circumstances to regulate important aspects of our business, including, without limitation, our team-related online and mobile businesses. See “Item 1A. Risk Factors — The Actions of the NBA, NHL and Esports Leagues May Have a Material Negative Effect on Our Business and Results of Operations.”
Our business is also subject to certain regulations applicable to our Internet websites and mobile applications, including data privacy laws in various jurisdictions. These include, but are not limited to, the California Consumer Privacy Act (the “CCPA”). These laws obligate us to comply with certain consumer and employee rights concerning data we may collect about these individuals. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications may be subject to a range of other federal, state and local laws such as accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our websites collect information from children under 13 years of age or are intended primarily for children under 13 years of age, we must comply with additional federal regulations designed to protect children’s privacy and safety online, including restrictions on marketing. Our business is also subject to a variety of laws and regulations, including working conditions, labor, immigration and employment laws and health, safety and sanitation requirements. See “Item 1A. Risk Factors “— We Are Subject to Governmental Regulation, Which Can Change and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”

Competition
Our business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL, AHL and NBAGL teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the New York Yankees (the “Yankees”) and the New York Mets (the “Mets”)), two National Football League teams (the New York Giants (the “Giants”) and the New York Jets (the “Jets”)), two additional NHL teams (the New York Islanders (the “Islanders”) and the New Jersey Devils (the “Devils”)), a second NBA team (the Brooklyn Nets (the “Nets”)) and two Major League Soccer franchises (the New York Red Bulls and the New York City Football Club). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the U.S. Open tennis event each summer, as well as many other non-sports related entertainment options.
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
The amount of revenue we earn is influenced by many factors, including the impacts of COVID-19, the popularity and on-court or on-ice performance of our sports teams and general economic conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. The concentration of our revenues and expenses, however, may be different due to the effects of the COVID-19 pandemic.
We own a controlling interest in CLG, a North American esports organization. Due to the nature of esports, CLG competes with other teams across North America and globally. CLG competes for sponsorship, merchandise rights, media rights, and event prize winnings. Esports teams vary in their amount of funding, size of existing business, and amount of social following, among other factors, which can impact our ability to compete effectively.
See “Item 1A. Risk Factors — Our Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations” and “— Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.”
Employees
As of June 30, 2020, we had approximately 450 full-time union and non-union employees and 430 part-time union and non-union employees. Approximately 11% of our employees were represented by unions as of June 30, 2020, all of whom are our players. With the ongoing uncertainty due to COVID-19, earlier this month, the Company implemented cost-reduction measures. These measures included workforce reductions, limits on third-party vendor use and additional cuts to discretionary spending. As of August 21, 2020, due to layoffs as a result of the COVID-19 pandemic, we had approximately 420 full-time union and non-union employees and 430 part-time union and non-union employees.
There are no union employees subject to CBAs that expired as of June 30, 2020 and no union employees subject to CBAs that will expire by June 30, 2021 if they are not extended prior thereto (although the NBA and the National Basketball Players Association (“NBPA”) currently have the right to terminate the CBA through October 15, 2020 (unless extended)). See Note 21 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for summary of the principal aspects of the new NHL CBA and revenue sharing plan.
Labor relations in general and in the sports industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. The NBA players and the NHL players are covered by CBAs between the NBPA and the NBA and between the NHL Players’ Association (“NHLPA”) and the NHL, respectively. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. On June 30, 2011 the prior CBA between the NBA and NBPA expired and there was a work stoppage for approximately five months until a new CBA was entered into in December 2011. The NBA CBA expires after the 2023-24 season (although each of the NBA and the NBPA has the right to terminate the CBA effective following the 2022-23 season). In addition, the NBA and the NBPA currently have the right to terminate the CBA through October 15, 2020 (unless extended). On September 15, 2012 the prior CBA between the NHL and NHLPA expired and there was a work stoppage for approximately four months until a new CBA was entered into in January 2013.The current NHL CBA was set to expire on September 15, 2022, but the NHL and NHLPA have recently agreed on terms by which the CBA will be extended through and including September 15, 2026 (with the possibility of an additional one year extension in certain circumstances). The NBA and NHL playoff games for the 2019-20 seasons have experienced postponements due to player, team and/or league protests and decisions.
See “Item 1A. Risk Factors — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
Financial Information about Geographic Areas
Substantially all of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Item 1A. Risk Factors
Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.
As described under “Part I - Item 1. Business,” our business depends on the activities of the Knicks and the Rangers. Due to the global COVID-19 pandemic, the NBA and NHL suspended their 2019-20 seasons on March 11 and 12, 2020, respectively, and as a result, virtually all of our business operations have been suspended. It is not clear when normal operations will resume. We cannot predict the time period over which our business will be impacted by the COVID-19 pandemic.
On May 26, 2020, the NHL announced that the 2019-20 regular season was complete and that the league would move directly into a 24-team tournament in which the Rangers participated. The NHL tournament, which is being held in Toronto, Ontario, Canada and Edmonton, Alberta, Canada, began on August 1, 2020. On June 4, 2020, the NBA announced that the 2019-20 season would conclude with a 22-team tournament starting on July 30 in Orlando, Florida, and that the Knicks would not be participating in that tournament. The 2019-20 NBA and NHL season suspensions resulted in 16 and 12 fewer regular season games in the 2019-20 seasons being played by the Knicks and Rangers, respectively, of which 8 and 5, respectively, were home games. Due to the evolving nature of the COVID-19 pandemic, there can be no assurances as to whether these tournaments will be completed as planned.
Due to the delayed conclusion of the NBA and NHL seasons, the start of the 2020-21 seasons will be delayed and the Knicks and the Rangers will likely play a reduced number of games. No assurances can be made as to whether and when the 2020-21 seasons will occur, the number of games played for the 2020-21 seasons, that the games will be played at The Garden or will be played with any in-arena audiences or without limited-capacity in-arena audiences.
In addition, as a result of government-mandated assembly limitations and closures, no events are currently permitted to be held at The Garden, where the Knicks and Rangers play their home games, and some, if not all, of these mandated restrictions are expected to remain in effect for at least a portion of the 2020-21 seasons. It is possible that continuing concerns related to COVID-19 could cause governments and professional sports leagues in the United States, including the NBA and NHL, to suspend or cancel certain games or the entire 2020-21 season or mandate that teams play games without or to limited in-arena audiences during the 2020-21 seasons and other seasons in the future. Even after the Knicks and the Rangers are able to resume playing games at The Garden with audiences, it is unclear whether and to what extent COVID-19 and related concerns will impact the demand for attending these games and for our sponsorship, tickets and other premium inventory or whether the leagues or government will restrict audience sizes.
Further, a significant portion of the Company’s revenue is earned from media rights fees from the local broadcast of Knicks and Rangers games and our share of fees paid for league-wide media rights, which will not be recognized if those games are not played. As a result of the shortened NBA season: (i) the Company’s revenues earned from local media rights fees were reduced by approximately $10 million; and (ii) the Company collected but, did not recognize, approximately $31.8 million in revenue from league-wide media rights fees, which, we anticipate, will be credited against league-wide media rights fees payments due for the 2020-21 NBA season, if the 2019-20 season is not completed. As a result of the shortened NHL season (i) the Company’s revenues earned from local media rights fees were reduced by approximately $3 million; and (ii) the Company collected but, did not recognize, approximately $10 million revenue from league-wide media rights fees, which, we anticipate, will be credited against league-wide media rights fee payments due for the 2020-21 NHL season, if the 2019-20 season is not completed.
If the 2020-21 seasons are canceled or shortened due to COVID-19 and the NBA and the NHL do not play a minimum number of games required under the league-wide media rights agreements or the Knicks or the Rangers do not play the number of games during the season required under the local media rights agreements, the amounts of revenues we earn would be substantially reduced depending upon the number of games not played and an event of default may occur under the Knicks and Rangers credit agreements. See “— Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.”
The impact of the suspensions of the NBA and NHL 2019-20 seasons have, and the delay, shortening or cancellation of the 2020-21 seasons and any other continuing effects of COVID-19 on our business operations will, substantially decrease our revenues and this decrease is expected to continue for so long as live sports games of the Knicks and the Rangers are not played in their usual manner. Although we have some ability to reduce our expenses based on the needs of our business operations, many of our expenses are fixed over the near- to-medium-term, and therefore cannot be reduced to the same degree as our decline in revenues, which will adversely affect our results of operations and cash flow to a greater extent. For example, the Knicks and Rangers are not currently required to pay license fees to MSG Entertainment under the Arena License Agreements while The Garden is closed due to the government mandated suspension of events as a result of COVID-19. If The Garden reopens without capacity limitations, future monthly rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers, even if the NBA or NHL seasons do not resume simultaneously or at all. If the Knicks or Rangers play games at The Garden subject to government mandated capacity constraints due to COVID-19, the applicable rent for such periods will be reduced by up to 80% depending on the size of the capacity constraint.
Our business is also particularly sensitive to discretionary business and consumer spending. COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on our business.
As a result of COVID-19, our business could be subject to additional governmental regulations and/or league determinations, which could have a material impact on our business. See “— We Are Subject to Governmental Regulation, Which Can Change and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Even with additional protective measures to provide for the health and safety of all of those in attendance, there can be no assurances that players, fans attending games or vendors and employees will not contract COVID-19. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially impact our business and results of operations. In addition, such additional measures will increase operating expenses.
For the reasons set forth above and other reasons that may come to light as the COVID-19 pandemic and protective measures expand, we cannot reasonably estimate the impact on our future revenues, results of operations, cash flows or financial condition, but such impacts have had and will continue to have a significant impact on our business, revenues, results of operations, cash flows and financial condition.
Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.
Certain of our subsidiaries have incurred substantial indebtedness. New York Knicks, LLC and New York Rangers, LLC, which own the assets of the Knicks and Rangers franchises, respectively, have entered into revolving credit facilities, both of which were fully drawn as of June 30, 2020. During March 2020, New York Knicks, LLC borrowed all $200 million available under the Knicks Revolving Credit Facility and New York Rangers, LLC borrowed all $150 million available under the Rangers Revolving Credit Facility. The Knicks Revolving Credit Facility expires in September 2021 and the Rangers Revolving Credit Facility expires in January 2022.
In addition, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, which are the holding companies that own New York Knicks, LLC and New York Rangers, LLC, respectively, have entered into delayed draw term loan facilities with aggregate availability of $200 million with MSG Entertainment that expire in October 2021, both of which remained undrawn as of June 30, 2020.
Our ability to make payments on, or repay or refinance, such indebtedness, and to fund our operations, depends largely upon our future operating performance. Our future operating performance is subject to the impacts of the COVID-19 pandemic and general economic, financial, competitive, regulatory and other factors that are beyond our control. Further, even if we were to draw down on our delayed draw term loans with MSG Entertainment, due to the impact of the COVID-19 pandemic, we may not be able to repay such indebtedness by its maturity date. See “— We May Require Financing to Fund Our Ongoing Operations, the Availability of Which is Highly Uncertain.”

Furthermore, our interest expense is substantial relative to our current revenues (as impacted by the COVID-19 pandemic) and cash outflows and could increase if interest rates increase as our indebtedness bears interest at floating rates (or to the extent we have to refinance existing debt with higher cost debt).
The Knicks Revolving Credit Facility includes covenants and events of default that may be implicated by a shortfall in the amount of national media rights revenue received by the New York Knicks. The Rangers Revolving Credit Facility includes covenants and events of default that may be implicated by a shortfall in the amount of national and local media rights revenue received by the New York Rangers. If, due to the impact of the COVID-19 pandemic, protests or otherwise, the NBA and/or NHL 2020-21 seasons are suspended or cancelled, the New York Knicks or the New York Rangers may be required, absent a cure or waiver, to repay certain amounts borrowed under the revolving credit facilities. If we are unable to repay such amounts due to liquidity constraints, we may need to pursue other sources of financing, including through issuances of equity and/or asset sales.
Our Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our Knicks and Rangers and other sports franchises compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources. For example, our sports teams compete for attendance, viewership and advertising with a wide range of alternatives available in the New York City metropolitan area. During some or all of the basketball and hockey seasons, our sports teams face competition, in varying respects and degrees, from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets), professional soccer (including the New York Red Bulls and the New York City Football Club), collegiate sporting events, such as the National Collegiate Athletic Association basketball tournament, other sporting events, including those held by MSG Entertainment, and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other NHL hockey teams located in the New York City metropolitan area (the Islanders and the Devils) as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with another NBA team located in the New York City metropolitan area (the Nets) as well as, in varying respects and degrees, with other NBA teams and the NBA itself.
As a result of the large number of options available, we face strong competition for the New York City metropolitan area sports fan. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than us, and as a consequence, our business and results of operations may be materially negatively affected.
The success of our business is largely dependent on our ability to attract strong attendance to our professional sports franchises’ home games at The Garden. Our business also competes, in certain respects and to varying degrees, with other leisure-time activities and entertainment options in the New York City metropolitan area, such as television, motion pictures, concerts and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment.
Our sports teams also compete with other teams in their leagues to attract players. For example, players who are free agents are generally permitted to sign with the team of their choice. These players may make their decision based upon a number of factors, including the compensation they are offered, the makeup and competitiveness of the team bidding for their services, geographic preferences and other non-economic factors. There can be no assurance that we will be able to retain players upon expiration of their contracts or sign and develop talented players to replace those who leave for other reams, retire or are injured, traded or released.
Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. In addition, the popularity of our sports teams can impact television ratings, which could affect the long-term value of the media rights for the Knicks and/or Rangers. Furthermore, success in the regular season may qualify one or both of our sports teams for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our sports teams and, more importantly, by generating increased excitement and interest in our sports teams, which can help drive a number of our revenue streams, including by improving attendance and television ratings, in subsequent seasons. The Knicks last qualified for the post-season during the 2012-13 NBA season and the Rangers last qualified for the post-season during the 2016-17 NHL season. In addition, league, team and/or player actions or inactions, including protests, may impact the popularity of the Knicks, the Rangers or the leagues in which they play. There can be no assurance that any of our sports teams, including the Knicks and Rangers, will maintain continued popularity or compete in post-season play in the future.
Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.
Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our business. Accordingly, efforts to improve our revenues and earnings from operations from period -to -period may be secondary to actions that management believes will generate long-term growth and asset value creation. The competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, coaches and team executives, for whom we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration or contract renegotiation with existing players, terminating and waiving players and replacing coaches and team executives. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues’ CBAs. There can be no assurance that any actions taken by management to generate and increase our long-term growth and asset value creation will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although CBAs between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. In addition, both of the NBA and NHL CBAs include salary floors, which limit our ability to decrease costs below a certain amount. Future CBAs may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we have paid the NBA a luxury tax in the past and we may also be obligated to pay the NBA a luxury tax in future years, the calculation of which is determined by a formula based on the aggregate salaries paid to our NBA players. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Expenses — Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax.”
We have incurred, and may in the future incur, significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. See “— Injuries to Players on Our Sports Teams Could Hinder Our Success.” These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals may be paid over their remaining contract terms. These expenses add to the volatility of our results.
The Actions of the NBA, NHL and Esports Leagues May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the NBAGL) and the NHL (including the AHL) have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective leagues, which may not necessarily be consistent with maximizing our results of operations and which could affect our sports teams in ways that are different than the impact on other sports teams. Certain of these decisions by the NBA or the NHL could have a material negative effect on our business and results of operations.
From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights examples of areas in which decisions of the NBA and the NHL could materially affect our business.
The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the local, national and international rights to telecast the games of league members, including the Knicks and Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our sports teams and the leagues, and the Internet and mobile-based activities of our sports teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew or replace these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. We receive significant revenues from MSG Networks for the right to telecast games of the Knicks and Rangers. Changes to league rules, regulations and/or agreements, including national and international media rights, could impact the availability of games covered by our local media rights and could negatively affect the rights fees we receive from MSG Networks and our business and results of operations. The sports leagues have asserted control over other important decisions, under certain circumstances, such as the length and format of, and the number of games in, the playing season, preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, luxury taxes and revenue sharing. For example, we are subject to the leagues’ decisions with respect to the 2019-20 and 2020-21 seasons as a result of the COVID-19 pandemic and player, team and/or league protests and actions. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” and “— Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.” In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2020, the Knicks and Rangers recorded approximately $6.7 million in estimated revenue sharing expenses, net of escrow receipts. The actual amounts for the 2019-20 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors, particularly due to the impact of the COVID-19 pandemic on the season. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
The esports leagues may also assert control over certain matters, under certain circumstances, that may affect our revenues. For example, they have adopted a number of rules and regulations governing the length and format of the playing season, how teams may generate revenue and player rosters. Decisions on these matters may materially negatively affect our business and results of operations.
The NBA and the NHL impose certain restrictions on the ability of owners to undertake certain types of transactions in respect of teams, including a change in ownership and team relocation. The NBA and NHL have also imposed significant restrictions on amounts of financing and/or certain types of financings and the rights of those financing providers. See “Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Financing Agreements and Stock Repurchases” and Note 13 to the consolidated financial statements. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interest of the Company and its stockholders if we were unable to obtain any required league approvals in a timely manner or at all.
The NBA and NHL impose certain rules that define, under certain circumstances, the territories in which our sports teams operate, including the markets in which our games may be telecast. Changes to these rules could have a material negative effect on our business and results of operations.
Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to our teams and their personnel, and/or the Company as a whole, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means. It is possible that any such changes could materially negatively affect our business and results of operations to the extent they are ultimately determined to bind our teams. The commissioners of each of the NBA and NHL assert significant authority to take certain actions on behalf of their respective leagues under certain circumstances. Decisions by the commissioners of the NBA and the NHL, including on the matters described above, may materially negatively affect our business and results of operations. The leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself. See “— Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may be substantially impacted by serious and/or untimely injuries to or illness of key players. In addition, even with team and league-wide precautions in place, our players may nevertheless contract COVID-19 and, as a result, our ability to participate in games may be substantially impacted. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We maintain insurance to mitigate some of the risk of paying certain player salaries in the event of a player’s death or disability. In the event of injuries sustained resulting in lost services (as defined in the applicable insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in every circumstance or on terms that are commercially feasible and such insurance may contain significant dollar limits and/or exclusions from coverage for pre-existing medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
In the absence of disability insurance, we may be obligated to pay all of an injured player’s salary. In addition, player disability insurance policies do not cover any NBA luxury tax that we may be required to pay under the NBA CBA. For purposes of determining NBA luxury tax under the NBA CBA, salary payable to an injured player is included in team salary for at least one year and until other conditions are satisfied. Replacement of an injured player may result in an increase in our salary and NBA luxury tax expenses.
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability.
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) to our games, license suites at The Garden, spend on food and beverages and merchandise and drive continued advertising and sponsorship revenues, and these revenues are sensitive to general economic conditions and consumer buying patterns.
As a result, instability and weakness of the U.S. and global economies, including as a result of the effects caused by the COVID-19 pandemic, disruptions to financial markets, inflation, recession, high unemployment, reduced tourism and other geopolitical events and the resulting negative effects on consumers’ and businesses’ discretionary spending may materially negatively affect our business and results of operations. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.”
We Have Incurred Substantial Operating Losses, Negative Adjusted Operating Income and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Positive Adjusted Operating Income or Positive Cash Flow in the Future.
We incurred operating losses of $94 million, $58 million and $18 million in fiscal years 2020, 2019 and 2018, respectively. In addition, we have, in prior periods, incurred operating losses and negative cash flow and there is no assurance that we will have operating income or positive cash flow in the future. If we are unable to resume games at The Garden at or near full capacity, our fiscal year 2021 operating results will also be materially impacted by the effects of COVID-19. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses will likely be considered by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
Our Business is Subject to Seasonal Fluctuations and our Operating Results and Cash Flow Can Vary Substantially from Period to Period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. Due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. The concentration of our revenues and expenses, however, may be different due to the effects of the COVID-19 pandemic. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.”
As a result, our operating results and cash flow reflect significant variation from period to period and will continue to do so in the future. Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful and the operating results of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
Weather or Other Conditions May Impact Our Games, Which May Have a Material Negative Effect on Our Business and Results of Operations.
Weather or other conditions, including natural disasters and similar events, in the New York metropolitan area may affect patron attendance as well as sales of food and beverages and merchandise, among other things. Weather conditions may also require us to cancel or postpone games. Any of these events may have a material negative effect on our business and results of operations.

Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity and Other Developments That Discourage Congregation at Prominent Places of Public Assembly.
The success of our business is dependent upon the willingness and ability of patrons to attend our games. The Garden, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism or other actions that discourage attendance. Any such activity or threatened activity at or near The Garden or other similar venues in other locations could result in reduced attendance at our games and, more generally, have a material negative effect on our business and results of operations. Similarly, a major epidemic or pandemic, or the threat of such an event, could adversely affect attendance at our games or, depending on its severity, halt our operations entirely. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.” Moreover, the costs of protecting against such incidents, including any costs of protecting against the spread of COVID-19, reduce the profitability of our operations. In addition, such events or the threat of such events may harm our ability to obtain or renew insurance coverage on favorable terms or at all.
We May Pursue Acquisitions and Other Strategic Transactions to Complement or Expand Our Business that May Not Be Successful.
We may explore opportunities to purchase or invest in other businesses or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain joint venture companies and other minority investments, the inability to successfully integrate such business into our operations or even if successfully integrated, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful.
We Do Not Own The Garden and Our Failure to Renew the Arena License Agreements or MSG Entertainment’s Failure to Operate The Garden in Compliance with the Arena License Agreements or Extensive Governmental Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
The Knicks and the Rangers play their home games at The Garden pursuant to the Arena License Agreements with MSG Entertainment, which owns and operates The Garden. Our Arena License Agreements for The Garden expire in 2055. If we are unable to renew the Arena License Agreements on economically attractive terms, our business could be materially negatively affected. See “— We Rely on MSG Entertainment’s Performance Under Various Agreements.”
The Arena License Agreements require that MSG Entertainment must operate The Garden in a first-class manner. If MSG Entertainment were to breach or become unable to satisfy this obligation under the Arena License Agreements, we could suffer operational difficulties and/or significant losses. See “— We Rely on MSG Entertainment’s Performance Under Various Agreements.”
In addition, MSG Entertainment is subject to federal, state and local regulation relating to the operation of The Garden. For example, The Garden holds a liquor license to sell alcoholic beverages at concession stands in The Garden. Failure by MSG Entertainment to retain, or the suspension of, the liquor license could interrupt or terminate the ability to serve alcoholic beverages at The Garden and may have a negative effect on our business and our results of operations.
The Garden is subject to zoning and building regulations, including a special zoning permit. The original permit was granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years. In connection with the renewal, certain government officials and special interest groups sought to use the renewal process to pressure MSG Entertainment to improve Penn Station or to relocate The Garden. There can be no assurance regarding the future renewal of the permit or the terms thereof.
In addition, The Garden is, and may in the future be, subject to a variety of other laws and regulations, including environmental, working conditions, labor, immigration and employment laws, and health, safety and sanitation requirements. For example, future governmental regulations adopted in the wake of the COVID-19 pandemic may impact the permitted occupancy of The Garden for games of the Knicks and the Rangers or the manner in which we use or maintain The Garden on game days, which may impact the revenue we derive from games or the expenses that we incur on game days.
MSG Entertainment’s failure to comply with governmental laws and regulations applicable to the operation of The Garden, or to maintain necessary permits or licenses, could have a material negative effect on our business and results of operations.
We Are Subject to Governmental Regulation, Which Can Change and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
We are subject to various data privacy laws in the jurisdictions we operate. These include, but are not limited to, the CCPA. These laws obligate us to comply with certain consumer and employee rights concerning data we may collect about these individuals. In addition, some of these laws have only recently become effective and new laws or regulations may create additional obligations in the future.  Actions required to comply with these rights are complex and violations could expose us to fines and other penalties that may be significant.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including working conditions, labor, immigration and employment laws; and health, safety and sanitation requirements. We are unable to predict the outcome or effects of any potential legislative or regulatory proposals on our businesses. Any changes to the legal and regulatory framework applicable to our businesses could have an adverse impact on our business and results of operations.
Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability that could have a material negative effect on our business and results of operations.
Our business has also been materially impacted by government actions taken in response to the COVID-19 pandemic. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.”
We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption to Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
We may collect and store, including by electronic means, certain personal and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites, or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third -party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020.
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit customer, sponsor, partner, Company, employee and other confidential information may be compromised due to employee error or other action, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Such compromise could affect the security of information on our network, or that of a third-party service provider, including MSG Entertainment to which we outsource information technology services, including technology relating to season ticket holders and purchases of individual game tickets, and certain payment processing. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of the Company’s pre-MSGE Distribution venues, including its New York venues and The Chicago Theatre, was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive or confidential information in order to gain access to data and systems. As a result of any of these actions, such sensitive and/or confidential information may be lost, disclosed, accessed or taken without authorization. See “— We Rely on MSG Entertainment’s Performance Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf. The Company also continues to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. The Company may be required to incur significant expenses in order to address any actual or potential security incidents that arise, and we may not have insurance coverage for all such expenses.
If we experience a security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Further, an actual or perceived security incident, such as penetration of our or our third-party vendors’ networks, affecting personal or other sensitive information could subject us to business and litigation risk and damage our reputation, including with customers, sponsors and partners, which could have a material negative effect on our business and results of operations.

A Change to or Withdrawal of a New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. The Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2020, the tax exemption was $43.3 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State.
We have entered into Arena License Agreements with subsidiaries of MSG Entertainment, pursuant to which the Knicks and Rangers play their home games at The Garden. Under the Arena License Agreements, which each have a term of 35 years (unless extended), the Knicks and the Rangers pay an annual license fee in connection with their use of The Garden. Under the Arena License Agreements, the teams are responsible for 100% of any real property or similar taxes applicable to The Garden.
If the tax exemption is repealed or a team is otherwise subject to the property tax due to no fault of that team, certain revenue allocations that we receive under the applicable Arena License Agreement would be increased as set forth in the applicable Arena License Agreement. Although the value of any such revenue increase could be material, it is not expected to offset the property tax that would be payable by the applicable team.
There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
We May Require Financing to Fund Our Ongoing Operations, the Availability of Which is Highly Uncertain.
The public and private capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers.
We may require financing to fund our ongoing operations, particularly in light of the impact of the COVID-19 pandemic on our business. See “— Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.” In the future we may also engage in transactions that depend on our ability to obtain financing.
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
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or protests or management lockouts. For example, the NHL has experienced labor difficulties, including a lockout during the 1994-95 NHL season, which resulted in a regular season that was shortened from 84 to 48 games, a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season, and a lockout during the 2012-13 NHL season, which resulted in a regular season that was shortened from 82 to 48 games. The current NHL CBA expires on September 15, 2022, but the NHL and NHLPA have recently agreed on terms by which the CBA will be extended through and including September 15, 2026 (with the possibility of an additional one year extension in certain circumstances). See Note 21 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for summary of the principal aspects of the new NHL CBA and revenue sharing plan. The NBA has also experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in a regular season that was shortened from 82 to 50 games, and a lockout during the 2011-12 season, which resulted in a regular season that was shortened from 82 games to 66 games. The current NBA CBA expires after the 2023-24 season, but each of the NBA and NBPA has the right to terminate the CBA effective following the 2022-23 season. In addition, the NBA and the NBPA currently have the right to terminate the CBA through October 15, 2020 (unless extended). The NBA and NHL playoff games for the 2019-20 seasons have experienced postponements due to player, team and/or league protests and decisions. If those protests or decision to postpone playoff games were to resume, it could lead to the suspension or cancellation of the remainder of the 2019-20 season and could adversely affect future seasons. Any labor disputes, such as players’ strikes, protests or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations.

The Unavailability of Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of the arrangements for these systems may not be covered by long-term agreements. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations. See also “— We Rely on MSG Entertainment’s Performance Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf.
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property (e.g., copyright, trademark and patent) or other claims relating to our technologies or other material, some of which may be material to our business. Any such claims, regardless of their merit, could cause us to incur significant costs that could harm our results of operations. These claims may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
There Is a Risk of Personal Injuries and Accidents at The Garden, Which Could Subject Us to Personal Injury or Other Claims; We are Subject to the Risk of Adverse Outcomes in Other Types of Litigation.
There are inherent risks associated with having customers attend our teams’ games. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which could subject us to claims and liabilities.
These risks may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. Incidents in connection with one of our games or an event hosted by MSG Entertainment at The Garden could also reduce attendance at our other games, and may have a negative impact on our revenue and results of operations. Under the Arena License Agreements, MSG Entertainment and the Company have reciprocal indemnity obligations to each other in connection with their respective acts or omissions in or about The Garden during the home games of the Knicks and the Rangers. We, the NBA and the NHL maintain insurance policies that provide coverage for incidents in the ordinary course of business, but there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances.
From time to time, the Company and its subsidiaries are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, other private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations, harmful to our reputation and distracting to management. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage or be subject to other forms of non-monetary relief which may adversely affect the Company. The liabilities we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
We Could Have Significant Tax Liability as a Result of the MSGE Distribution.
We have obtained an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the MSGE Distribution qualifies as a tax-free distribution under the Internal Revenue Code (the “Code”). The opinion is not binding on the Internal Revenue Service (the “IRS”) or the courts. The opinion relies on factual representations and reasonable assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion.
If the MSGE Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the MSG Entertainment common stock in a taxable sale for its fair value. MSG Entertainment stockholders would be subject to tax as if they had received a distribution equal to the fair value of MSG Entertainment common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of our earnings and profits, then as a non-taxable return of capital to the extent of each holder’s tax basis in its MSG Entertainment common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Entertainment stockholders and us would be substantial.
We May Have a Significant Indemnity Obligation to MSG Entertainment if the MSGE Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with MSG Entertainment, which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the MSGE Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify MSG Entertainment for losses and taxes of MSG Entertainment resulting from our breach of certain covenants and for certain taxable gain recognized by MSG Entertainment, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Entertainment under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could adversely affect our financial position.
The MSGS Distribution Could Result in Significant Tax Liability.
We have received an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the MSGS Distribution qualified as a tax-free distribution under the Code. The opinion is not binding on the IRS or the courts. Additionally, MSG Networks received a private letter ruling from the IRS concluding that certain limited aspects of the MSGS Distribution do not prevent the MSGS Distribution from satisfying certain requirements for tax-free treatment under the Code. The opinion and the private letter ruling relied on factual representations and reasonable assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion and letter ruling.
If the MSGS Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, MSG Networks would recognize taxable gain in an amount equal to the excess of the fair market value of the common stock of our Company over MSG Networks’ tax basis therein (i.e., as if it had sold the common stock of our Company in a taxable sale for its fair market value). In addition, the receipt by MSG Networks’ stockholders of common stock of our Company would be a taxable distribution, and each U.S. holder that participated in the MSGS Distribution would recognize a taxable distribution as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of MSG Networks’ earnings and profits, then as a non-taxable return of capital to the extent of each U.S. holder’s tax basis in its MSG Networks common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Networks’ stockholders and MSG Networks would be substantial. See “— We May Have a Significant Indemnity Obligation to MSG Entertainment if the MSGE Distribution Is Treated as a Taxable Transaction.”
We May Have a Significant Indemnity Obligation to MSG Networks if the MSGS Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with MSG Networks, which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the MSGS Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify MSG Networks for losses and taxes of MSG Networks resulting from the breach of certain covenants and for certain taxable gain recognized by MSG Networks, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Networks under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
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
As of July 31, 2020, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 4.1% of our outstanding Class A Common Stock (inclusive of options exercisable and RSUs vesting within 60 days) and approximately 70.9% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock (“Excluded Trust”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan,

Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group. The Dolan Family Group, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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
The Dolan Family Group also controls MSG Entertainment, MSG Networks and AMC Networks Inc. (“AMC Networks”).
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
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests, and the Dolan Family Foundation that provide them with “demand” and “piggyback” registration rights with respect to approximately 5.2 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
Transfers and Ownership of Our Common Stock Are Subject to Restrictions Under Rules of the NBA and NHL and Our Certificate of Incorporation Provides Us with Remedies Against Holders Who Do Not Comply with Those Restrictions.
The Company is the owner of professional sports franchises in the NBA and NHL. As a result, transfers and ownership of our common stock are subject to certain restrictions under the governing documents of the NBA and NHL as well as the Company’s consent and other agreements with the NBA and NHL in connection with their approval of the MSGS Distribution and the MSGE Distribution. These restrictions are described under “Description of Capital Stock — Class A Common Stock and Class B Common Stock — Transfer Restrictions” in Exhibit 4.5 to this annual report on Form 10-K. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or NHL as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that, if a transfer of shares of our common stock to a person or the ownership of shares of our common stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of common stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Key Executives and Directors with MSG Entertainment, MSG Networks and/or AMC Networks, Which Means Those Executives Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts; Certain Directors Are Also Directors and/or Executives of AMC Networks.
Our Executive Chairman , James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment and Executive Chairman of MSG Networks, our President and Chief Executive Officer, Andrew Lustgarten, also serves as the President of MSG Entertainment and our Executive Vice President and General Counsel, Lawrence J. Burian, also serves as the Executive Vice President and General Counsel of MSG Networks. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Entertainment, MSG Networks and AMC Networks, and our Senior Vice President, Associate General Counsel and Secretary, Mark C. Cresitello, also serves as Secretary of MSG Networks. In addition, one of our directors, Charles F. Dolan, is the Executive Chairman of AMC Networks. Furthermore, ten members of our Board of Directors (including James L. Dolan) are also directors of MSG Entertainment, seven members of our Board of Directors (including James L. Dolan) are also directors of MSG Networks, and seven members of our Board of Directors (including James L. Dolan) are also directors of AMC Networks. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Entertainment, MSG Networks and/or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Entertainment, MSG Networks or AMC Networks and us. In addition, certain of our directors and officers hold MSG Entertainment, MSG Networks and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSG Entertainment, MSG Networks or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 25, 2019 and “Certain Relationships and Potential Conflicts of Interest” in MSG Entertainment’s Information Statement filed as Exhibit 99.1 to its Current Report on Form 8-K filed on April 7, 2020 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Entertainment, MSG Networks and/or AMC Networks that may arise.
Our Overlapping Directors and Executive Officers with MSG Entertainment, MSG Networks and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Entertainment, MSG Networks and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG Entertainment, MSG Networks and/or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities. The Company’s Board of Directors has adopted resolutions putting in place policies and arrangements whereby the Company has renounced its rights to certain business opportunities and no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of MSG Entertainment, MSG Networks and/or AMC Networks and their subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in such policies) to MSG Entertainment, MSG Networks and/or AMC Networks or any of their subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.
We Rely on MSG Entertainment’s Performance Under Various Agreements.
We have various agreements with MSG Entertainment, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement, arena license agreements, sponsorship sales and service representation agreements, a team sponsorship allocation agreement, a group ticket sales agreement, a single night rental commission agreement and service representation agreement, delayed draw term loan agreements as well as certain other arrangements with MSG Entertainment. These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the MSGE Distribution. In connection with the MSGE Distribution, we agreed to provide MSG Entertainment with indemnities with respect to liabilities arising out of our businesses and MSG Entertainment agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to

MSG Entertainment. These agreements also include arrangements with respect to support services and a number of ongoing commercial relationships, including our use of The Garden and the allocation of certain revenues and expenses from games played by our sports teams at The Garden.
MSG Entertainment provides certain business services that were performed by internal resources prior to the MSGE Distribution, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company and our Distributors and advertisers. See “— We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption to Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.” The transition services agreement and certain of the commercial arrangements are subject to potential termination by MSG Entertainment in the event MSG Entertainment and the Company are no longer affiliates.
In connection with the MSGE Distribution, MSG NYK Holdings, LLC and MSG NYR Holdings, LLC, subsidiaries of the Company, each entered into a delayed draw term loan agreement with a subsidiary of MSG Entertainment. The loan agreements provide for: (i) a $110 million senior unsecured delayed draw term loan facility for the Knicks and (ii) a $90 million senior unsecured delayed draw term loan facility for the Rangers. The facilities mature in October 2021. The ability to draw down on the delayed draw term loan facilities depends on the liquidity of MSG Entertainment, which may be materially impacted by the COVID-19 pandemic. See “— Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.”
The Company relies on MSG Entertainment to perform its obligations under these agreements. If MSG Entertainment were to breach, become unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We license The Garden, which has a maximum capacity of approximately 19,800 seats for New York Knicks games and approximately 18,000 seats for New York Rangers games, from MSG Entertainment in New York City pursuant to the Arena License Agreements.
We own the Madison Square Garden Training Center in Greenburgh, NY with approximately 114,000 square feet of space. In addition, we lease the CLG Performance Center in Los Angeles, CA with approximately 8,000 square feet.
In connection with the MSGE Distribution, the Company entered into a Sublease Agreement with MSG Entertainment for office space of approximately 7,000 square feet housing the Company’s administrative and executive offices at Two Pennsylvania Plaza in New York City.
Item 3. Legal Proceedings
On March 29, 2019, a purported stockholder of the Company filed a complaint in the Court of Chancery of the State of Delaware (the “Court”), derivatively on behalf of the Company (the “Action”), against certain directors of the Company who are members of the Dolan family group and against the directors of the Company who are members of the Compensation Committee (collectively, the “Director Defendants”). The Company is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to the Company’s stockholders in approving the 2016 and 2018 compensation packages for James L. Dolan in his capacity as the Executive Chairman and Chief Executive Officer of the Company. The complaint seeks monetary damages in an unspecified amount from the Director Defendants in favor of the Company; rescission of Mr. Dolan’s employment agreements; restitution and disgorgement by Mr. Dolan in respect of his compensation; and costs and disbursements for the plaintiff. On June 5, 2019, the Board formed a Special Litigation Committee (the “SLC”) to investigate the claims made by the plaintiff and to determine the Company’s response thereto. On June 18, 2020, as a result of arm’s-length negotiations among the SLC, the plaintiff, and the Director Defendants, and their respective counsel, such parties and the Company and MSG Entertainment entered into an agreement to settle the Action (the “Settlement”) and filed the Settlement with the Court. The SLC believes that the Settlement is in the best interests of the Company and its stockholders, including by eliminating the distraction, burden, delay and expense of litigation. Upon the Settlement becoming effective, Mr. Dolan has agreed to voluntarily relinquish certain one-time equity awards granted to Mr.

Dolan by the Company and MSG Entertainment pursuant to his 2018 employment agreement, and the related award agreements will be canceled. The Settlement also provides that (i) no future decision by the Company or MSG Entertainment, as applicable, concerning Mr. Dolan’s compensation will reinstate or recompense Mr. Dolan for the canceled awards or the exclusion from Mr. Dolan’s employment agreements of the terms set forth in Annex B to his 2018 employment agreement (which had provided Mr. Dolan with certain rights in the event of his termination of employment with MSG Networks Inc.), and (ii) as applicable, in connection with any negotiations with Mr. Dolan regarding his compensation, the Board of Directors or the Compensation Committee of each of the Company and MSG Entertainment will retain independent legal counsel and will continue to retain an independent compensation consultant. As part of the Settlement, the plaintiff will withdraw all of the allegations made in the Action upon the Settlement becoming effective. The parties agreed that the Settlement is not a presumption, concession, or admission by any of the parties of any fault, liability, or wrongdoing, or of any infirmity or weakness of any claim or defense. If the Court approves the Settlement, it will issue a Final Judgment and Order of Dismissal that will dismiss the Action with prejudice and release claims relating to the Action. The Settlement will become effective on the date on which the Final Judgment and Order of Dismissal becomes final.
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), is listed on the New York Stock Exchange (“NYSE”) under the symbol “MSGS.” The Company’s Class A Common Stock began “regular way” trading on the NYSE on October 1, 2015.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from October 1, 2015 through June 30, 2020. The comparison assumes an investment of $100 on October 1, 2015 and reinvestment of dividends. The MSGE Distribution is treated as a reinvestment of a special dividend pursuant to SEC rules. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	Base Period 10/1/15	6/30/16	6/30/17	6/30/18	6/30/19	6/30/20
Madison Square Garden Company Sports Corp.	$100.00	$108.16	$123.46	$194.49	$175.52	$129.16
Russell 3000 Index	100.00	109.96	130.31	149.56	163.00	173.64
Bloomberg Americas Entertainment Index	100.00	106.98	118.88	156.68	172.89	140.51
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2020, there were 648 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2020, there were 17 holders of record of our Class B Common Stock.

We did not pay any cash dividend on our common stock during fiscal year 2020 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
Issuer Purchases of Equity Securities
As of June 30, 2020, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the fiscal year ended June 30, 2020, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated and combined financial statements of Madison Square Garden Sports Corp. and its subsidiaries, and they have been revised for the four periods ended June 30, 2020, 2019, 2018 and 2017 to reflect our discontinued operations. See Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information. The balance sheet data as of June 30, 2020, 2019, 2018, and 2017 and the operating data for the four years ended June 30, 2020, 2019, 2018 and 2017 are presented on a consolidated basis.
The Company became a standalone public company on September 30, 2015 (the “MSGS Distribution Date”), and the June 30, 2016 results were prepared on a standalone basis derived from the consolidated financial statements and accounting records of MSG Networks Inc. (“MSG Networks”) and were presented as carve-out financial statements as the Company was not a standalone public company prior to the MSGS Distribution Date (“carve-out and combined basis”). For balance sheet data as of June 30, 2016 and operating data for the year ended June 30, 2016, the period covered by the MSGS Distribution Date, it would have been impracticable to retrospectively revise the period for discontinued operations. The selected financial data presented below should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2020	2019	2018	2017
	(in thousands, except per share data)
Operating Data (a), (b), (c):
Revenues	$603,319	$729,404	$712,415	$735,846
Operating loss	(93,866)	(58,195)	(18,179)	(23,198)
Loss from continuing operations before income taxes	(98,048)	(60,641)	(21,288)	(25,684)
Income tax benefit (expense)	(20,593)	12,619	59,392	6,638
Income (loss) from continuing operations	(118,641)	(48,022)	38,104	(19,046)
Income from discontinued operations, net of taxes	(90,222)	44,905	96,344	(57,743)
Net income (loss)	(208,863)	(3,117)	134,448	(76,789)
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(2,342)	(2,300)	(2,136)	—
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	(24,013)	(7,299)	(628)	(4,370)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(120)	(4,945)	(4,382)	304
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(182,388)	$11,427	$141,594	$(72,723)
Basic
Income (loss) from continuing operations	$(4.86)	$(1.92)	$1.70	$(0.80)
Income (loss) from discontinued operations	$(2.76)	$2.40	$4.29	$(2.25)
Diluted
Income (loss) from continuing operations	$(4.86)	$(1.91)	$1.69	$(0.80)
Income (loss) from discontinued operations	$(2.76)	$2.39	$4.25	$(2.25)
Weighted-average number of common shares outstanding:
Basic	23,942	23,767	23,639	23,853
Diluted	23,942	23,900	23,846	23,853
Balance Sheet Data (a), (b), (c):
Total assets	$1,233,798	$3,763,790	$3,736,173	$3,712,753
Long-term debt	350,000	—	—	—
Total Madison Square Garden Sports Corp. stockholders’ equity	(206,986)	2,620,500	2,536,483	2,408,163

(a)
The Company’s operating results for fiscal year 2020 were impacted by COVID-19 pandemic. See “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 1. Description of Business and Basis of Presentation” and “Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information. In addition, the Company’s operating results for the year ended June 30, 2020 and balance sheet data as of June 30, 2020 were impacted by the adoption of Accounting Standards Codification (“ASC”) Topic 842. The Company used the modified-retrospective transition approach. Upon adoption of this standard, the Company recorded initial (i) operating lease right-of-use assets of $1,270 (ii) current operating lease liabilities of $393, and (iii) long-term operating lease liabilities of $1,007. The Company did not record any adjustment to retained earnings. See “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 9. Leases” for more information.

(b)
The Company’s operating results for the year ended June 30, 2019 were impacted by the adoption of ASC Topic 606. The Company used the modified retrospective method of adoption. Results for reporting periods beginning after July 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting guidance under ASC Topic 605. See “Part II — Item 8. Financial Statements and Supplementary Data — Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 4. Revenue Recognition” for more information.

(c)	Operating and balance sheet data beginning in fiscal year 2018 includes results from the acquisition of Counter Logic Gaming since the acquisition date of July 28, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company) and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) including, the completion of the National Basketball Association (the “NBA”) and National Hockey League (the “NHL”) 2019-20 and 2020-21 seasons, and the impact of COVID-19 on our future operations. See “Part I — Item 1. Business” for further discussion of the MSGE Distribution (defined below). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the duration and severity of the coronavirus pandemic and our ability to effectively manage the impacts, including the unavailability of the Madison Square Garden Arena (“The Garden”) and league decisions regarding the resumption of play;

•	the impact of the suspension or cancellation of the 2019-20 or 2020-21 NBA and NHL seasons on our ability to recognize revenue from national media rights fees;

•	the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams;

•	costs associated with player injuries, waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing free agents and trades, subject to league salary caps and the impact of luxury tax;

•	the level of our capital expenditures and other investments;

•	general economic conditions, especially in the New York City;

•	the demand for sponsorship arrangements and for advertising;

•	competition, for example, from other teams, and other sports and entertainment options;

•
changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements, including the leagues’ respective collective bargaining agreements (each a “CBA”) with their players’ associations, salary caps, escrow requirements, revenue sharing, NBA luxury tax thresholds and media rights, or other regulations under which we operate;

•	any NBA, NHL or other work stoppage in addition to those related to COVID-19 impacts;

•	any economic, political or other actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;

•	seasonal fluctuations and other variation in our operating results and cash flow from period to period;

•	the level of our expenses, including our corporate expenses;

•
business, reputational and litigation risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information or other breaches of our information security;

•
activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including The Garden where the home games of the New York Knickerbockers (the “Knicks”) and the New York Rangers (the “Rangers”) are played;

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

•
the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions (including for The Garden) and the ability for us and Madison Square Garden Entertainment Corp. (“MSG Entertainment”) to maintain necessary permits or licenses;

•	the impact of any government plans to redesign New York City’s Pennsylvania Station;

•	a default by our subsidiaries under their respective credit facilities;

•	business, economic, reputational and other risks associated with, and the outcome of, litigation and other proceedings;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain related transfer restrictions on our common stock;

•	the tax free treatment of the distribution of the outstanding common stock of the Company to the shareholders of MSG Networks Inc. in fiscal year 2016 and the MSGE Distribution;

•	the performance by MSG Entertainment of its obligations under various agreements with the Company related to the MSGE Distribution and ongoing commercial arrangements; and

•	the factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
MSGE Distribution
On April 17, 2020 (the “MSGE Distribution Date”), the Company distributed all of the outstanding common stock of MSG Entertainment to its stockholders (the “MSGE Distribution”). MSG Entertainment owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock, received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) each holder of the Company’s Class B common stock, received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Registrant’s Class B common stock held of record as of the close of business, New York City time, on the Record Date. Subsequent to the MSGE Distribution, the Company no longer consolidates the financial results of MSG Entertainment for purposes of its own financial reporting and the historical financial results of MSG Entertainment have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSGE Distribution Date.
After giving effect to the MSGE Distribution, the Company operates and reports financial information in one segment.
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
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2020, 2019 and 2018.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2020 and 2019. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2020.

Seasonality of Our Business. This section discusses the seasonal performance of our Company.
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
Business Overview
The Company owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the Knicks of the NBA and the Rangers of the NHL. Both the Knicks and the Rangers play their home games at The Garden. The Company’s other professional franchises include two development league teams - the Hartford Wolf Pack of the American Hockey League (“AHL”) and the Westchester Knicks of the NBA G League (“NBAGL”). Our professional sports franchises are collectively referred to herein as “our sports teams.” During the periods prior to fiscal year 2020, MSG Sports also included the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), which was sold in January 2019. In addition, the Company owns Knicks Gaming, an esports franchise that competes in the NBA 2K League, as well as a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. The Company also operates two professional sports team performance centers - the Madison Square Garden Training Center in Greenburgh, NY and the CLG Performance Center in Los Angeles, CA. CLG and Knicks Gaming are collectively referred to herein as “our esports teams,” and together with the sports teams, the “teams.”
Revenue Sources
We earn revenue from several primary sources: ticket sales and a portion of suite rental fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, venue signage and other sponsorships, food and beverage sales at The Garden and merchandising. We also earn substantial fees from MSG Networks for the local media rights to telecast the games of our sports teams. The amount of revenue we earn is influenced by many factors, including the impacts of COVID-19, the popularity and on-court or on-ice performance of our sports teams and general economic conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. The concentration of our revenues and expenses, however, may be different due to the effects of the COVID-19 pandemic.
Ticket Sales and Facility and Ticketing Fees
Ticket sales have historically constituted our largest single source of revenue. Tickets to our sports teams’ home games are sold through season tickets (full and partial plans), which are typically held by long-term season subscribers, through group sales, and through single-game tickets, which are purchased by fans either individually or in multi-game packages. We generally review and set the price of our tickets before the start of each team’s season. However, we dynamically price our individual tickets based on opponent, seat location, day of the week and other factors. We do not earn revenue from ticket sales for games played by our teams at their opponents’ arenas.
We also earn revenues in the form of certain fees added to ticket prices, which currently include a facility fee the Company charges on tickets it sells to our sports teams’ games, except for season tickets.
Media Rights
We earn revenue from the licensing of media rights for our sports teams’ home and away games and also through the receipt of our share of fees paid for league-wide media rights, which are awarded under contracts negotiated and administered by each league.
The Company and MSG Networks are parties to media rights agreements covering the local telecast rights for the Knicks and Rangers. The financial success of the Company is significantly dependent on the rights fees we receive from MSG Networks in connection with the telecast of our Knicks and Rangers games.
National and international telecast arrangements differ by league. Fees paid by telecasters under these arrangements are pooled by each league and then generally shared equally among all teams.

Suites and Clubs
We earn revenue through the sale of suite and premium club licenses at The Garden, which are generally sold by MSG Entertainment to corporate customers pursuant to multi-year licenses. Under standard licenses, the licensees pay an annual license fee, which varies depending on the location and type of the suite or club. The license fee includes, for each seat in the suite or club, tickets for our home games and other events at The Garden that are presented by MSG Entertainment for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders separately pay for food and beverage service in their suites at The Garden. Food and non-alcoholic beverage service is included in the annual license fee paid by club members.
Because suite and club licenses cover both our games and events that MSG Entertainment presents at The Garden, suite and club rental revenue is shared between us and MSG Entertainment under the arena license agreements (the “Arena License Agreements”) we entered into in connection with the MSGE Distribution. Pursuant to the Arena Licenses Agreements, the Knicks and the Rangers are entitled to 35% and 32.5%, respectively, of the revenues received by MSG Entertainment in connection with suite and club licenses.
Venue Signage and Sponsorships
We earn revenues through the sale of sponsorships and signage specific to the teams. Sales of team specific signage generally involve the sale of advertising space within The Garden during our sports teams’ home games and include the sale of signage on the ice and on the boards of the hockey rink during Rangers games, courtside during Knicks games, and/or on the various scoreboards and display panels at The Garden. We offer both television camera-visible and non-camera-visible signage space. We also earn a portion of revenues through MSG Entertainment’s sale of venue indoor signage space and sponsorship rights at The Garden that are not specific to our teams pursuant to the Arena License Agreements.
Sponsorship rights generally require the use of the name, logos and other trademarks of a sponsor in the advertising and in promotions for The Garden in general or our teams specifically during our sports events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of our teams and, in the case of sponsorship arrangements shared with MSG Entertainment, MSG Entertainment’s venues and brands in connection with their own advertising and in promotions in The Garden or in the community.
Food, Beverage and Merchandise Sales
We earn revenues from the sale of food and beverages during our sports teams’ games at The Garden. In addition to concession-style sales of food and beverages, which represent the majority of food and beverage revenues, The Garden also provides higher-end dining at full service restaurants and premium clubs as well as catering for suites. Pursuant to the Arena License Agreements, the Knicks and the Rangers receive 50% of net profits from the sales of food and beverages during their games at The Garden.
We also earn revenues from the sale of our sports teams’ merchandise both through the in-venue (and in some cases, online) sale of items bearing the logos or other marks of our teams and through our share of sports league distributions of royalties and other revenues from the sports leagues’ licensing of team and sports league trademarks, which revenues are generally shared equally among the teams in the sports leagues. Pursuant to the Arena License Agreements, the Knicks and the Rangers pay MSG Entertainment a commission equal to 30% of revenues from the sales of their merchandise at The Garden.
By agreement among the teams, each of the sports leagues in which we operate acts as an agent for the sports teams to license their logos and other marks, as well as the marks of the leagues, subject to certain rights retained by the teams to license these marks within their arenas and the geographic areas in which they operate.
Other
Amounts collected for ticket sales, sponsorships, venue signage and suite licenses and clubs in advance of an event are recorded as deferred revenue and are recognized as revenues when earned for both accounting and tax purposes.
Expenses
The most significant expenses are player and other team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel, including team executives. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NHL and NBA revenue sharing and, when applicable, NBA luxury tax.
In addition, in connection with the MSGE Distribution, the Company entered into the Arena License Agreements with MSG Entertainment which require the Company to pay arena license fees to MSG Entertainment in exchange for the right to use The Garden for home games of the Knicks and the Rangers for a 35-year term. Under the Arena License Agreements, the Knicks and the Rangers will pay an annual license fee in connection with their respective use of The Garden. The license fee for the first full contract year ending June 30, 2021 will be approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year.
The teams are not, however, required to pay the license fee during a period in which The Garden is unavailable for home games due to a force majeure event (including the government mandated suspension of events at The Garden as a result of the disruptions caused by COVID-19). As a result, we have not been required to make any rent payments under the Arena License Agreements since the MSGE Distribution Date and will continue not to be required to make any rent payments during the government mandated suspension of events at The Garden as a result of the disruptions caused by COVID-19. If The Garden reopens without capacity limitations, future monthly rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers, even if the NBA or NHL seasons do not resume simultaneously or at all. If the Knicks or Rangers play games at the Garden subject to government mandated capacity constraints due to COVID-19, the applicable rent for such periods will be reduced by up to 80% depending on the size of the capacity constraint. See “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.
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
NBA CBA. The NBA CBA expires after the 2023-24 season (although each of the NBA and the National Basketball Players Association (“NBPA”) has the right to terminate the CBA effective following the 2022-23 season). In addition, the NBA and the NBPA currently have the right to terminate the CBA through October 15, 2020 (unless extended). The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay any deficiency to the players on its roster) and a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay players more, sometimes substantially more, than the cap).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the NBA CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan (described below) and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. For the 2019-20, 2018-19, and 2017-18 seasons, the Knicks were not a luxury tax payer and we recorded approximately $230, $3,100, and $2,200, respectively, of luxury tax proceeds from tax-paying teams. Tax obligations for years beyond the 2019-20 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
NBA Escrow System/Revenue Sharing. The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues (net of certain direct expenses) as compensation (approximately 51%), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and, accordingly, the Company may pay its players a higher or lower percentage of the Knicks’ revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league’s aggregate player compensation is below the designated percentage of league-wide revenues, the teams with the shortfall will remit the shortfall in equal shares to the NBPA for distribution to the players.
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
We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2020 was approximately $6,529. The actual amounts for the 2019-20 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors, including the NBA’s return-to-play plans to complete the 2019-20 season.
NHL CBA. The current NHL CBA was set to expire on September 15, 2022, but the NHL and NHL Players’ Association (“NHLPA”) have recently agreed on terms by which the CBA will be extended through and including September 15, 2026 (with the possibility of an additional one year extension in certain circumstances). The NHL CBA provides for a salary floor (i.e., a floor on each team’s aggregate player salaries) and a “hard” salary cap (i.e., teams may not exceed a stated maximum, which has been adjusted each season thereafter based upon league-wide revenues). See Note 21 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for summary of the principal aspects of the new NHL CBA and revenue sharing plan.
NHL Escrow System/Revenue Sharing. The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams in equal shares. As of July 2020, the NHL CBA limits the amount of deductions to be withheld from player salaries each year. If annual excess deductions from player salaries are insufficient to limit league-wide player salaries to 50% of that season’s league-wide revenues, any shortfall will be carried forward to future seasons and remain due from the players to the league.
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provisions for these items for the year ended June 30, 2020 was approximately $133. The actual amounts for the 2019-20 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors, including the NHL’s return-to-play plans to complete the 2019-20 season.
Other Team Operating Expenses
Our teams also pay expenses associated with day-to-day operations, including for travel, equipment maintenance and player insurance. Direct variable day-of-event costs incurred at The Garden, such as the costs of front-of-house and back-of-house staff, including electricians, laborers, box office staff, ushers, security, and event production are charged to the Company.
In addition, our team operating expenses include operating costs of the Company’s training center in Greenburgh, NY. The operation of the Hartford Wolf Pack is reported as a net Rangers player development expense.
As members of the NBA and NHL, the Knicks and Rangers, respectively, are also subject to league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. The NBA imposed on each team a 6% assessment on regular season ticket revenue.
We also incur costs associated with VIP amenities provided to certain ticket holders.
Other Expenses
Selling, general and administrative (“SG&A”) expenses primarily consist of administrative costs, including compensation, professional fees, as well as sales and marketing costs, including non-event related advertising expenses.
SG&A expenses for periods prior to the MSGE Distribution include certain corporate overhead expenses that do not meet the criteria for inclusion in discontinued operations.
Factors Affecting Operating Results
Our operating results are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was $33,690, $53,134 and $27,514 for fiscal years 2020, 2019 and 2018, respectively. These expenses add to the volatility of our operating results. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. Our performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
In addition to our future performance being dependent upon the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as decrease levels of sponsorship and venue signage revenues.
Factors Affecting Results of Operations
Impact of COVID-19 on Our Business
On March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. At the time the seasons were suspended, the Knicks had 16 games remaining, including eight home games, and the Rangers had 12 games remaining, including five home games. On May 26, 2020, the NHL announced return-to-play plans for 24 teams which began August 1, 2020. The Rangers were among the teams that returned to play in a 24-team tournament. On June 4, 2020, the NBA announced plans to resume play on July 30, 2020 with 22 teams. The Knicks were not among the teams that returned to competition.
As a result of government-mandated assembly limitations and closures due to the COVID-19 pandemic, no events are currently permitted to be held at The Garden where the Knicks and Rangers play their home games, and some or all of these mandated restrictions may remain in effect even after the NBA and/or NHL resume for the 2020-21 seasons. No assurances can be made that games will be played at The Garden or will be played with any in-arena audiences or without limited-capacity in-arena audiences. COVID-19 disruptions have materially impacted the Company’s revenues and we are recognizing materially less revenues across a number of areas. Those areas include: ticket sales; media rights fees; our share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales.
While we currently have the ability to reduce certain operating expenses as a result of the disruptions caused by COVID-19, including (i) rent payments to MSG Entertainment under the Arena License Agreements while The Garden remains closed, (ii) NBA league assessments and day-of-game expenses for the Knicks and Rangers games and (iii) certain other selling, general and administrative and discretionary expenses, those expense reduction opportunities will not fully offset revenue losses.
Subsidiaries of the Company are parties to the Arena License Agreements with a subsidiary of MSG Entertainment that requires the Knicks and the Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and the Rangers will pay an annual license fee in connection with their respective use of The Garden. The license fee for the first full contract year ending June 30, 2021 will be approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. The Garden, however, is currently closed due to the COVID-19 pandemic and monthly rent is not required to be paid by the Knicks or Rangers. If The Garden reopens without capacity limitations, future monthly rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers, even if the NBA or NHL seasons do not resume simultaneously or at all. If the Knicks or Rangers play games at the Garden subject to government mandated capacity constraints due to COVID-19, the applicable rent for such periods will be reduced by up to 80% depending on the size of the capacity constraint.
For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Part I — Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.”

New York Liberty
The Company’s operating results for fiscal year 2019 also included the Liberty of the Women’s National Basketball Association, which was sold in January 2019.
Renewal of a Ticketing Agreement
The Company’s operating results for the year ended June 30, 2019 were impacted by the recognition of revenue for events that took place during the prior year due to the renewal of the agreement with the Company’s ticketing platform provider during fiscal year 2019. The impact on the Company’s consolidated revenues, operating income and adjusted operating income for the year ended June 30, 2019 from games played in the prior year as a result of the ticketing agreement renewal was $2,753.
Results of Operations
Comparison of the Year Ended June 30, 2020 versus the Year Ended June 30, 2019
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$603,319	$729,404	$(126,085)	(17)%

Direct operating expenses	359,970	440,081	(80,111)	(18)%
Selling, general and administrative expenses	319,675	327,441	(7,766)	(2)%
Depreciation and amortization	17,540	20,077	(2,537)	(13)%
Operating loss	(93,866)	(58,195)	(35,671)	(61)%
Other income (expense):
Interest expense, net	(3,761)	(3,779)	18	—%
Miscellaneous income (expense), net	(421)	1,333	(1,754)	NM
Loss from continuing operations before income taxes	(98,048)	(60,641)	(37,407)	(62)%
Income tax benefit (expense)	(20,593)	12,619	(33,212)	NM
Loss from continuing operations	(118,641)	(48,022)	(70,619)	(147)%
Income (loss) from discontinued operations, net of taxes	(90,222)	44,905	(135,127)	NM
Net loss	(208,863)	(3,117)	(205,746)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(2,342)	(2,300)	(42)	(2)%
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	(24,013)	(7,299)	(16,714)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(120)	(4,945)	4,825	98%
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(182,388)	$11,427	$(193,815)	NM

NM — Percentage is not meaningful
(a) Operating results were materially impacted by the coronavirus pandemic. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.
For all periods through the MSGE Distribution, the reported financial results of the Company reflect the results of the MSG Entertainment business segment and the sports booking business, previously owned and operated by the Company through its MSG Sports business segment, as discontinued operations. In addition, results from continuing operations for these periods include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. The reported financial results of the Company for the periods after the MSGE Distribution reflect the Company’s results on a standalone basis, including the Company’s actual corporate overhead.

Revenues
Revenues for the year ended June 30, 2020 decreased $126,085, or 17%, to $603,319 as compared to the prior year. The net decrease is attributable to the following:

Decrease in pre/regular season ticket-related revenues	$(43,815)
Decrease in revenues from league distributions	(34,529)
Decrease in suite license fee revenues primarily due to the impact of the suspensions of the 2019-20 NBA and NHL regular seasons	(18,722)
Decrease in sponsorship and signage revenues	(18,011)
Decrease in local media rights fees from MSG Networks	(9,280)
Decrease in pre/regular season food, beverage and merchandise sales	(4,805)
Other net increases, including revenues that do not meet the criteria for inclusion in discontinued operations	3,077
$(126,085)
The decrease in pre/regular season ticket-related revenues was primarily due to fewer Knicks and Rangers home games as compared to the prior year due to the suspensions of the 2019-20 NBA and NHL regular seasons. The Knicks and Rangers played 36 and 39 home games, respectively, at The Garden during the 2019-20 seasons as compared to 44 home games each during the 2018-19 seasons. To a lesser extent, the decrease also reflects the impact of the recognition of additional revenue during the prior year as a result of the ticketing agreement renewal during the third quarter of fiscal year 2019. We will not receive professional sports teams’ pre/regular season ticket revenues until the Knicks and the Rangers again play home games at The Garden with fans in attendance.
The decrease in revenues from league distributions was primarily due to lower recognition of national media rights fees in fiscal year 2020 as compared to the prior year. This was primarily due to the suspensions of the 2019-20 NBA and NHL regular seasons. Based on the completion of the 2019-20 NBA and NHL seasons, the Company would recognize the remainder of national media rights fees related to those seasons that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 in the first quarter of fiscal year 2021.
The decrease in sponsorship and signage revenues was primarily due to fewer Knicks and Rangers home games at The Garden in fiscal year 2020 as compared to the prior year due to the suspensions of the 2019-20 NBA and NHL regular seasons. We will continue earning significantly lower sponsorship and signage revenues until the Knicks and Rangers resume playing home games at The Garden with fans in attendance. To a lesser extent, the decrease also reflects lower sales of existing sponsorship and signage inventory.
The decrease in local media rights fees from MSG Networks was due to the impact of the Knicks and Rangers not achieving the contractually obligated minimum threshold of games delivered for broadcast to MSG Networks for the 2019-20 seasons. This decrease was partially offset by contractual rate increases. Based on the leagues’ return-to-play plans, MSG Networks broadcasted play-in games of the Rangers and, as a result, a portion of local media rights fees associated with the Rangers will be recognized during the first quarter of fiscal year 2021.
The decrease in pre/regular season food, beverage and merchandise sales was due to fewer Knicks and Rangers home games at The Garden in fiscal year 2020 as compared to the prior year due to the suspensions of the 2019-20 NBA and NHL regular seasons. This decrease was slightly offset by higher average per-game revenue. We will not receive revenues from professional sports teams’ pre/regular season food, beverage and merchandise sales until the Knicks and Rangers again play home games at The Garden with fans in attendance.
Direct operating expenses
Direct operating expenses primarily include:

•	compensation expense for our sports teams’ players and certain other team personnel;

•	cost of team personnel transactions for season-ending player injuries (net of anticipated insurance recoveries), trades, and waivers/contract termination costs of players and other team personnel;

•	NBA luxury tax, NBA and NHL revenue sharing and league assessments; and

•	the cost of merchandise and food and beverage sales.

Direct operating expenses for the year ended June 30, 2020 decreased $80,111, or 18%, to $359,970 as compared to the prior year. The net decrease is attributable to the following:

Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$(49,750)
Decrease in net provisions for certain team personnel transactions	(24,277)
Decrease in other team operating expenses not discussed elsewhere in this table	(8,743)
Decrease in pre/regular season expense associated with food, beverage and merchandise sales	(2,356)
Increase in team personnel compensation	3,508
Other net increases, including expenses that do not meet the criteria for inclusion in discontinued operations	1,507
$(80,111)
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Years Ended June 30,		Decrease
	2020	2019
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$6,433	$56,183	$(49,750)
The decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax reflect lower provisions for league revenue sharing expense of $52,654 offset by a lower estimated NBA luxury tax credit in the current year as compared to the prior year of $2,903. Lower provisions for league revenue sharing expense primarily reflects lower estimated NBA and NHL revenue sharing expense for the 2019-20 season and higher estimated net player escrow recoveries due to the impact of the suspensions of the 2019-20 NBA and NHL regular seasons, as well as the format and timing of the leagues’ return-to-play. Based on the completion of the 2019-20 NBA and NHL seasons, the Company would recognize a portion of revenue sharing expense (net of escrow) related to those seasons that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 in the first quarter of fiscal year 2021. We expect that our revenue sharing expense will be lower in the 2020-21 season if the NBA and NHL play their games without fans in attendance and/or if the NBA and NHL either shorten their seasons or if the 2020-21 season extends beyond the end of our 2021 fiscal year.
The Knicks were not a luxury tax payer for the 2018-19 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of June 30, 2020 would not result in the team being a luxury tax payer for the 2019-20 season and the estimated luxury tax receipt is currently anticipated to be lower than the luxury tax receipt for the 2018-19 season. The actual amounts for the 2019-20 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Net provisions for certain team personnel transactions were as follows:

	Years Ended June 30,		Decrease
	2020	2019
Net provisions for certain team personnel transactions	$28,857	$53,134	$(24,277)
Team personnel transactions for the year ended June 30, 2020 reflect provisions for waivers/contract terminations of $27,055, which are net of credits due to the recoveries associated with previously recorded waivers/contract termination costs and player trades of $1,802. Team personnel transactions for the year ended June 30, 2019 reflect (i) waivers/contract terminations of $46,950, which are net of credits due to the recoveries associated with previously recorded waivers/contract termination costs, (ii) player trades of $5,642, and (iii) season-ending player injuries of $542.
The decrease in other team operating expenses was due to the impact of the suspensions of the 2019-20 NBA and NHL regular seasons partially offset by an increase in league assessments. We expect that our team operating expenses during the 2020-21 season will be proportionally lower (relative to the number of games played) if the NBA and NHL either shorten their seasons or if the 2020-21 season extends beyond the end of our 2021 fiscal year.
The decrease in pre/regular season expense associated with food, beverage and merchandise sales was primarily due to the Knicks and Rangers playing fewer home games at The Garden in fiscal year 2020 as compared to the prior year, a result of the suspensions of the 2019-20 NBA and NHL regular seasons. This decrease was slightly offset by higher average per-game expenses. We will not incur professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales until the Knicks and Rangers again play home games at The Garden with fans in attendance.

The increase in team personnel compensation was primarily due to roster changes at the Company’s sports teams and other team personnel compensation partially offset by the impact of the suspensions of the 2019-20 NBA and NHL regular seasons, as well as the format and timing of the leagues’ return-to-play. Based on the completion of the 2019-20 NBA and NHL seasons, the Company would recognize a portion of the expense that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 in the first quarter of fiscal year 2021. We expect that our team personnel compensation during the 2020-21 season will be proportionally lower (relative to the number of games played) if the NBA and NHL either shorten their seasons or if the 2020-21 season extends beyond the end of our 2021 fiscal year.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, professional fees, and sales and marketing costs.
Selling, general and administrative expenses for the year ended June 30, 2020 decreased $7,766, or 2%, to $319,675 as compared to the prior year primarily due to lower corporate overhead costs. The results for the periods prior to the MSGE Distribution include certain corporate expenses that the Company does not expect to incur in future periods. Partially offsetting this decrease are corporate costs incurred during the period following the MSGE Distribution (April 18, 2020 through June 30, 2020), as well as an increase in employee compensation and related benefits, including severance-related costs attributable to a separation agreement with a team executive and higher professional fees.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2020 decreased $2,537, or 13%, to $17,540 as compared to the prior year primarily due to certain assets being fully depreciated and amortized.
Operating loss
Operating loss for the year ended June 30, 2020 increased $35,671, or 61%, to $93,866 as compared to the prior year. The increase was primarily due to lower revenue slightly offset by lower direct operating expenses and, to a lesser extent, lower selling, general and administrative expenses and depreciation and amortization as discussed above.
Miscellaneous income (expense), net
The decrease of $1,754 in miscellaneous income, net for the year ended June 30, 2020 to miscellaneous expense, net of $421 primarily reflects changes in miscellaneous income (expense) that the Company did not earn or incur, and does not expect to earn or incur in future periods, but which do not meet the criteria for inclusion in discontinued operations.
Income taxes
Income tax expense for the year ended June 30, 2020 of $20,593 differs from the income tax benefit derived from applying the statutory federal rate of 21% to pretax loss primarily due to an increase in valuation allowance of $46,310 tax expense of $492 relating to noncontrolling interests, and tax expense of $762 relating to nondeductible expenses, partially offset by state and local tax benefit of $7,332. See Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Income tax benefit for the year ended June 30, 2019 of $12,619 differs from the income tax benefit derived from applying the statutory federal rate of 21% to pretax loss primarily due to state income tax benefit of $2,873, excess tax benefit on share-based payment awards of $4,555, partially offset by tax expense of $8,521 relating to nondeductible officers’ compensation.
Adjusted operating income (loss)
The Company evaluates performance based on several factors, of which the key financial measure is operating income (loss) excluding (i) deferred rent expense under the arena license agreements with MSG Entertainment, (ii) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iii) share-based compensation expense or benefit, (iv) restructuring charges or credits, (v) gains or losses on sales or dispositions of businesses, and (vi) the impact of purchase accounting adjustments related to business acquisitions, which is referred to as adjusted operating income (loss), a non-GAAP measure.
Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, management believes that given the length of the arena license agreements and resulting magnitude of the difference in deferred rent expense and the cash rent payments, the exclusion of deferred rent expense provides investors with a clearer picture of the Company's operating performance.
The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of the Company. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance and evaluates management’s effectiveness with specific reference to these indicators.
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
The following is a reconciliation of operating loss to adjusted operating income (loss):

	Years Ended June 30,		Change
	2020	2019	Amount	Percentage
Operating loss	$(93,866)	$(58,195)	$(35,671)	(61)%
Share-based compensation (a)	48,693	49,113
Depreciation and amortization (a) (b)	17,540	20,077
Other purchase accounting adjustments	167	200
Adjusted operating income (loss)	$(27,466)	$11,195	$(38,661)	NM
________________
NM — Percentage is not meaningful

(a)
For periods through the MSGE Distribution, share-based compensation includes expenses that the Company does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations.

(b)	Depreciation and amortization included purchase accounting adjustments of $1,070 and $1,630 for the years ended June 30, 2020 and 2019, respectively.
Adjusted operating income for the year ended June 30, 2020 decreased $38,661 to an adjusted operating loss of $27,466 as compared to the prior year. The decrease was higher than the increase in operating loss primarily due to lower depreciation and amortization and share-based compensation.
Net loss attributable to nonredeemable noncontrolling interests from continuing operations
For the year ended June 30, 2020, the Company recorded a net loss attributable to nonredeemable noncontrolling interests from continuing operations of $2,342 as compared to $2,300 of net loss attributable to nonredeemable noncontrolling interests from continuing operations for the year ended June 30, 2019. These amounts represent the share of net loss of CLG that are not attributable to the Company. In addition, the net loss attributable to nonredeemable noncontrolling interests from continuing operations includes a proportional share of expenses related to purchase accounting adjustments.

Comparison of the Year Ended June 30, 2019 versus the Year Ended June 30, 2018
Factors Affecting Operating Results from Acquisitions
CLG’s Operating Results
The results of operations of the Company for the year ended June 30, 2018 include CLG’s results of operations from the date of acquisition, which was July 28, 2017. The Company’s results for the year ended June 30, 2017 do not include any of CLG’s operating results.
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Revenues	$729,404	$712,415	$16,989	2%

Direct operating expenses	440,081	419,069	21,012	5%
Selling, general and administrative expenses	327,441	290,718	36,723	13%
Depreciation and amortization	20,077	20,807	(730)	(4)%
Operating loss	(58,195)	(18,179)	(40,016)	NM
Other income (expense):
Interest expense, net	(3,779)	(2,591)	(1,188)	(46)%
Miscellaneous income (expense), net	1,333	(518)	1,851	NM
Loss from operations before income taxes	(60,641)	(21,288)	(39,353)	NM
Income tax benefit	12,619	59,392	(46,773)	(79)%
Income (loss) from continuing operations	(48,022)	38,104	(86,126)	NM
Income from discontinued operations, net of taxes	44,905	96,344	(51,439)	(53)%
Net income (loss)	(3,117)	134,448	(137,565)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(2,300)	(2,136)	(164)	(8)%
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	(7,299)	(628)	(6,671)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(4,945)	(4,382)	(563)	(13)%
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$11,427	$141,594	$(130,167)	(92)%

NM — Percentage is not meaningful
Revenues
Revenues for the year ended June 30, 2019 increased $16,989, or 2%, to $729,404 as compared to the prior year. The net increase is attributable to the following:

Increase in revenues from league distributions	$13,883
Increase in local media rights fees from MSG Networks	5,750
Increase in suite license fee revenues	3,594
Decrease in pre/regular season ticket-related revenues	(6,174)
Decrease in pre/regular season food, beverage and merchandise sales	(1,670)
Decrease in sponsorship and signage revenues	(419)
Other net increases, including revenues that do not meet the criteria for inclusion in discontinued operations	2,025
$16,989

The increase in revenues from league distributions included the impact of timing.
The increase in local media rights fees from MSG Networks was primarily due to contractual rate increases.
The increase in suite license fee revenue was primarily due to rate increases, partially offset by lower sales of suite products.
The decrease in sponsorship and signage revenues was primarily due to the impact of the new revenue recognition standard in fiscal year 2019, partially offset by decreased sales of existing sponsorship and signage inventory.
The decrease in pre/regular season ticket-related revenues was primarily due to lower average Rangers, Knicks and Liberty per-game revenue, partially offset by the impact of the recognition of $2,753 during fiscal year 2019 associated with games played in the prior year as a result of the ticketing agreement renewal.
The decrease in pre/regular season food, beverage and merchandise sales was primarily due to lower average per-game revenue during fiscal year 2019 as compared to the prior year and the Liberty playing fewer games at The Garden during fiscal year 2019 as compared to the prior year. The Liberty played ten fewer regular season games at The Garden during fiscal year 2019 year as compared to the prior year, as the Liberty played the majority of their home games at the Westchester County Center, located in White Plains, NY, during fiscal year 2019. Additionally, the Liberty was sold in January 2019.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2019 increased $21,012, or 5%, to $440,081 as compared to the prior year. The net increase is attributable to the following:

Increase in net provisions for certain team personnel transactions	$25,620
Increase in other team operating expenses not discussed elsewhere in this table	3,846
Increase in net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	733
Decrease in team personnel compensation primarily due to roster changes	(11,513)
Other net increases, including expenses that do not meet the criteria for inclusion in discontinued operations	2,326
$21,012
The increase in other team operating expenses was primarily due to an increase in league assessments and other net increases, partially offset by lower player insurance costs and lower day-of-event costs, primarily driven by the Liberty playing fewer games at The Garden during the fiscal year 2019 as compared to the prior year. During fiscal year 2019, the majority of the Liberty’s home games were played at the Westchester County Center, located in White Plains, NY. Additionally, the Liberty was sold in January 2019.
Net provisions for certain team personnel transactions were as follows:

	Years Ended June 30,		Increase
	2019	2018
Net provisions for certain team personnel transactions	$53,134	$27,514	$25,620
Team personnel transactions for the year ended June 30, 2019 reflect provisions, net of recoveries recorded in fiscal year 2019 associated with prior year team personnel provisions, recorded for (i) waivers/contract terminations of $46,950, (ii) player trades of $5,642, and (iii) season-ending player injuries of $542. Team personnel transactions for the year ended June 30, 2018 reflect provisions recorded for (i) waivers/contract terminations of $21,559, (ii) season-ending player injuries of $4,273, which is net of insurance recoveries of $468 and (iii) player trades of $1,682.
Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax were as follows:

	Years Ended June 30,		Increase
	2019	2018
Net provisions for league revenue sharing expense (excluding playoffs) and NBA luxury tax	$56,183	$55,450	$733
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
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2019 increased $36,723, or 13%, to $327,441 as compared to prior year. The increase was primarily due to (i) higher corporate overhead costs for the periods prior to the MSGE Distribution that the Company does not expect to incur in future periods and, to a lesser extent, (ii) higher employee compensation and related benefits, and (iii) an increase in marketing costs.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2019 decreased $730, or 4%, to $20,077 as compared to the prior year.
Operating loss
Operating loss for the year ended June 30, 2019 increased $40,016 to $58,195 as compared to the prior year. The increase was primarily due to higher selling, general and administrative expenses and direct operating expenses, slightly offset by higher revenue as discussed above.
Interest expense, net
Net interest expense for the year ended June 30, 2019 increased $1,188, or 46%, to $3,779 as compared to the prior year.
Miscellaneous expense, net
The decrease of $1,851 in miscellaneous expense, net for the year ended June 30, 2019 to miscellaneous income, net of $1,333 primarily reflects lower net periodic benefit costs associated pension plans and postretirement benefit plan.
Income taxes
Income tax benefit for the year ended June 30, 2019 was $12,619 and income tax benefit for the year ended June 30, 2018 was $59,392.
Income tax benefit for the year ended June 30, 2019 of $12,619 differs from the income tax benefit derived from applying the statutory federal rate of 21% to pretax loss primarily due to state income tax benefit of $2,873, excess tax benefit on share-based payment awards of $4,555, partially offset by tax expense of $8,521 relating to nondeductible officers’ compensation.
For the fiscal year ended June 30, 2018, the Company used a blended statutory federal income rate of 28% based upon the number of days that it would be taxed at the former rate of 35% and the number of days it would be taxed at the new rate of 21%, effective January 1, 2018.
Income tax benefit for the year ended June 30, 2018 of $59,392 differs from the income tax benefit derived from applying the blended statutory Federal rate of 28% to pretax loss primarily as a result of a deferred income tax benefit of $50,169 related to the reduction of net deferred tax liabilities in connection with the lower Federal income tax rate of 21% and state and local income tax expense of $1,909.
Adjusted operating income
The following is a reconciliation of operating loss to adjusted operating income:

	Years Ended June 30,		Change
	2019	2018	Amount	Percentage
Operating loss	$(58,195)	$(18,179)	$(40,016)	NM
Share-based compensation (a)	49,113	40,594
Depreciation and amortization (a) (b)	20,077	20,807
Other purchase accounting adjustments	200	90
Adjusted operating income	$11,195	$43,312	$(32,117)	(74)%
________________
NM — Percentage is not meaningful

(a)
For periods through the MSGE Distribution, includes expenses that the Company did not incur and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations.

(b)	Depreciation and amortization included purchase accounting adjustments of $1,630 and $2,946 for the years ended June 30, 2019 and 2018, respectively.
Adjusted operating income for the year ended June 30, 2019 decreased $32,117, or 74%, to $11,195 as compared to the prior year. The decrease was lower than the increase in operating loss primarily due to higher share-based compensation.
Net loss attributable to nonredeemable noncontrolling interests from continuing operations
For the year ended June 30, 2019, the Company recorded a net loss attributable to nonredeemable noncontrolling interests from continuing operations of $2,300 as compared to $2,136 of net loss attributable to nonredeemable noncontrolling interests from continuing operations for the year ended June 30, 2018. These amounts represent the share of net loss of CLG that are not attributable to the Company. In addition, the net loss attributable to nonredeemable noncontrolling interests from continuing operations includes a proportional share of expenses related to purchase accounting adjustments.
Liquidity and Capital Resources
Overview
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response. The NBA and NHL suspended their 2019-20 seasons on March 11 and 12, 2020, respectively. On May 26, 2020, the NHL announced return-to-play plans for 24 teams which began August 1, 2020. The Rangers were among the teams that returned to play in a 24-team tournament. On June 4, 2020, the NBA announced plans to resume play on July 30, 2020 with 22 teams. The Knicks were not among the teams that returned to competition. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors – Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response”
Prior to the suspension of the NBA and NHL seasons and the MSGE Distribution, our primary sources of liquidity had been cash and cash equivalents, cash flows from the operations of our businesses and maximum borrowing capacity under our $365,000 revolving credit facilities which are described below.
In connection with the MSGE Distribution, we (i) borrowed the full $350,000 available under the Knicks Revolving Credit Facility and the Rangers Revolving Credit Facility (each as defined below) and (ii) entered into the $200,000 DDTL Facilities” (as defined below).
As a result, until the 2020-21 NBA and NHL seasons commence, our primary sources of liquidity are cash and cash equivalents, $15,000 of borrowing capacity under the Knicks Unsecured Credit Facility (which expires on September 24, 2021) and $200,000 of borrowing capacity under the DDTL Facilities (which expire on October 17, 2021). The ability to draw down on the delayed draw term loan facilities depends on the liquidity of MSG Entertainment, which may be materially impacted by the COVID-19 pandemic. Once the 2020-21 NBA and NHL seasons commence, we also expect to have access to cash flow from our operations as a source of liquidity.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, and potential repurchases of shares of the Company’s Class A Common Stock.
As of June 30, 2020, we had $78,000 in unrestricted cash and cash equivalents. As of June 30, 2020, the Company had approximately $126,000 in current deferred revenue obligations. Of this amount, approximately $61,000 is related to the 2019-20 NBA and NHL seasons, including approximately $42,000 associated with national media rights fees. Based on the completion of the 2019-20 NBA and NHL seasons, the Company would recognize national media rights fees in the first quarter of fiscal year 2021. The balance of deferred revenue obligations related to the 2019-20 seasons is comprised of obligations in connection with suites and sponsorships, which will be addressed, to the extent necessary, through credits, make-goods and/or refunds, as applicable.
We regularly monitor and assess our ability to meet our net funding and investment requirements. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, management’s view of a favorable allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, restrictions imposed by the NBA and NHL and challenging U.S. and global economic and market conditions could adversely impact its ability to do so at that time.
We believe we have sufficient liquidity, including approximately $78,000 in unrestricted cash and cash equivalents as of June 30, 2020, along with available borrowing capacity under $15,000 Knicks Unsecured Credit Facility and $200,000 DDTL Facilities, to fund our operations and repay any outstanding debt that becomes due over the next 12 months. We plan to refinance the Knicks

Revolving Credit Facility (which is currently due on September 30, 2021) and the Rangers Revolving Credit Facility (which is currently due on January 25, 2022) prior to the maturities thereof. If we were not able to do so, $350,000 of indebtedness outstanding as of June 30, 2020 (plus any amount borrowed under the DDTL Facilities) will be due during fiscal 2022.
Financing Agreements and Stock Repurchases
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2020, Knicks LLC was in compliance with this financial covenant.
The Knicks Revolving Credit Facility will mature and any unused commitments thereunder will expire on September 30, 2021. All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $200,000 as of June 30, 2020.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 25, 2020. There was no borrowing under the Knicks Unsecured Credit Facility as of June 30, 2020. This facility does not have financial covenants.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2020, Rangers LLC was in compliance with this financial covenant.
The Rangers Revolving Credit Facility will mature and any unused commitments thereunder will expire on January 25, 2022. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions.

Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The outstanding balance under the Rangers Revolving Credit Facility was $150,000 as of June 30, 2020.
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
Pursuant to the NBA debt policies, the NBA has consented (the “NBA Consent Letter”) to the incurrence of the indebtedness under the Knicks DDTL Facility. The NBA Consent Letter provides that the Knicks DDTL Facility Borrower and its subsidiaries (including the Knicks basketball team) will, among other matters, (i) operate the team in a first class manner, consistent with the manner in which NBA teams generally are operated, as determined by the NBA Commissioner in his sole discretion, and (ii) maintain sufficient net working capital and cash reserves to pay expenses, liabilities and obligations of the team in the ordinary course and in a timely fashion. In addition, the Knicks DDTL Facility Borrower and its subsidiaries (including the Knicks) have agreed with the NBA to not transfer certain basketball-related assets and to not make distributions to the Company without first providing the NBA with advance notice and not receiving the objection of the NBA Commissioner.
There was no borrowing under the DDTL Facilities as of June 30, 2020.
Financing Agreements and Stock Repurchases
See Note 13 and Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the years ended June 30, 2020, 2019 and 2018:

	Years Ended June 30,
	2020	2019	2018
Net income (loss)	$(208,863)	$(3,117)	$134,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities	264,259	184,322	65,097
Subtotal	$55,396	$181,205	$199,545
Changes in working capital assets and liabilities	(51,828)	(19,952)	18,084
Net cash provided by operating activities	$3,568	$161,253	$217,629
Net cash used in investing activities	(514,863)	(232,895)	(182,357)
Net cash used in financing activities	(520,588)	(71,746)	(51,097)
Effect of exchange rates on cash, cash equivalents and restricted cash	4,655	4,669	331
Net decrease in cash, cash equivalents and restricted cash	$(1,027,228)	$(138,719)	$(15,494)
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2020 decreased by $157,685 to $3,568 as compared to the prior year primarily due to the decrease in net income, both from continued and discontinued operations, adjusted for non-cash items. The decrease was driven by the impact of the COVID-19 pandemic and the MSGE Distribution. As a result of government-mandated assembly limitations and closures due to the COVID-19 pandemic, no events have been held since mid-March at The Garden where the Knicks and Rangers play their home games and the Company had recognized materially less revenues across a number of areas. In addition, the temporary closure of The Garden and other MSG Entertainment venues had a material impact on the results from discontinued operations.
Net cash provided by operating activities for the year ended June 30, 2019 decreased by $56,376 to $161,253 as compared to the prior year primarily due to changes in certain assets and liabilities, as well as a decrease in net income to a net loss in fiscal year 2019 adjusted for non-cash items. The changes in certain assets and liabilities are driven by decreases in collections due to promoters and prepaid expenses and other assets, partially offset by higher accrued and other liabilities, all due to timing. The decrease in net income adjusted for non-cash items was impacted by earnings in equity method investments in fiscal year 2019 as compared to a loss in the prior year and lower depreciation and amortization in fiscal year 2019.
Investing Activities
Net cash used in investing activities for the year ended June 30, 2020 increased by $281,968 to $514,863 as compared to the prior year, principally driven by investing activities in discontinued operations. The changes in investing activities included in discontinued operations primarily consisted of (i) an increase in purchase of short-term investments in fiscal year 2020 as compared to the prior year, (ii) higher capital expenditures in fiscal year 2020 as compared to the prior year, of which substantially all are related to the MSG Entertainment planned MSG Spheres in Las Vegas and London, and (iii) lower proceeds received from the sale of interest in a nonconsolidated affiliate in the prior year compared to the sale of interest in a nonconsolidated affiliate in the current year. This increase was partially offset by (i) proceeds from the maturity of short-term investments, (ii) a loan repayment received from a subordinated note, (iii) lower investments made in nonconsolidated affiliates in the current year as compared to the prior year, and (iv) acquisition of notes receivable during the prior year as compared to none during the current year.

Net cash used in investing activities for the year ended June 30, 2019 increased by $50,538 to $232,895 as compared to the prior year primarily principally driven by investing activities in discontinued operations. The changes in investing activities included in discontinued operations primarily consisted of the investment in a British pound-denominated time deposit and an investment in a nonconsolidated affiliate, partially offset by proceeds received from the sale of interest in another nonconsolidated affiliate.
Financing Activities
Net cash used in financing activities for the year ended June 30, 2020 increased by $448,842 to $520,588 as compared to the prior year. This increase in cash used in financing activities primarily consisted of the distribution of cash to MSG Entertainment, partially offset by the proceeds received from the borrowings under the Knicks Revolving Credit Facility and Rangers Revolving Credit Facility and other net financing activities included in discontinued operations.
Net cash used in financing activities for the year ended June 30, 2019 increased by $20,649 to $71,746 as compared to the prior year. The increase is driven primarily by financing activities included in discontinued operations partially offset by (i) lower taxes paid in lieu of shares issued for equity-based compensation in fiscal year 2019 as compared to the prior year and (ii) repurchases of shares of the Company’s Class A Common Stock in the prior year as compared to no repurchases in fiscal year 2019, and other net financing activities.
Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business as of June 30, 2020 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements: (a)	$395,600	$150,672	$142,664	$75,073	$27,191
Contractual obligations reflected on the balance sheet
Leases (b)	2,376,994	41,865	87,503	88,940	2,158,686
Long-term debt (c)	350,000	—	350,000	—	—
Contractual obligations (d)	91,740	53,139	20,539	6,350	11,712
	2,818,734	95,004	458,042	95,290	2,170,398
Total (e)	$3,214,334	$245,676	$600,706	$170,363	$2,197,589
_________________

(a)
Contractual obligations not reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel that are to be performed in future periods and that are generally guaranteed regardless of employee injury or termination.

(b)
Includes contractually obligated minimum lease payments for operating leases having an initial noncancelable term in excess of one year. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2020.

(c)
Consists of amounts drawn under the Knicks Revolving Credit Facility and Rangers Revolving Credit Facility. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.

(d)
Contractual obligations reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel that have been fully performed and that are being paid on a deferred basis.

(e)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.

See Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details of the amount reflected on the balance sheet as of June 30, 2020.

Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that we earn a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. On March 11 and 12, 2020, respectively, the NBA and NHL suspended their 2019-20 seasons due to COVID-19. In July 2020, the NBA and NHL restarted their seasons. As a result, based on the completion of the 2019-20 NBA and NHL seasons, the Company would recognize certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020 during the first quarter of fiscal year 2021.
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
Arrangements with Multiple Performance Obligations
See Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of the Company’s arrangements with multiple performance obligations, primarily multi-year sponsorship agreements.
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 31% of the Company’s consolidated total assets as of June 30, 2020 and consisted of the following:

Goodwill	$226,955
Indefinite-lived intangible assets	112,144
Amortizable intangible assets, net of accumulated amortization	2,754
Property and equipment, net	39,597
$381,450
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. Excluding discontinued operations, the Company has one operating and reportable segment, and for the year ended June 30, 2020, the Company had one reporting unit for goodwill impairment testing purposes.
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
The Company elected to perform the qualitative assessment of impairment for the Company’s reporting unit for the fiscal year 2020 impairment test. These assessments considered factors such as:

•	macroeconomic conditions;

•	industry and market considerations;

•	market capitalization;

•	cost factors;

•	overall financial performance of the reporting unit;

•	other relevant company-specific factors such as changes in management, strategy or customers; and

•	relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2020, and there was no impairment of goodwill. Based on this impairment test, the Company’s reporting unit had sufficient safety margins, defined as the excess of the amount by which the estimated fair value of the reporting unit exceeded the carrying value of the reporting unit, including goodwill. The most recent quantitative assessments were used in making this determination. The Company believes that if the fair value of a reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
As a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the macroeconomic industry and market conditions, resulted in the evaluation of whether there was a “triggering event”, which required the Company to assess the carrying value of its goodwill and intangible assets for impairment. Based on the assessment, management determined that it was not more likely than not that an impairment exists and there was no goodwill or intangible asset balance that was impaired as of June 30, 2020. However, the duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve through time.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2020 by reportable segment:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For all periods presented, the Company elected to perform a qualitative assessment of impairment for the indefinite-lived intangible assets. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:

•	cost factors;

•	financial performance;

•	legal, regulatory, contractual, business or other factors;

•	other relevant company-specific factors such as changes in management, strategy or customers;

•	industry and market considerations; and

•	macroeconomic conditions.
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2020, and there were no impairments identified. Based on this impairment test, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Lease Accounting
The Company’s leases primarily consist of the lease of the Company’s corporate offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) for our principal executive offices at Two Pennsylvania Plaza in New York and the lease of CLG Performance Center. In, addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the Accounting Standards Codification Topic 842, Leases. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
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
On April 17, 2020, in connection with the MSGE Distribution, we entered into a sublease agreement with MSG Entertainment (the “Sublease Agreement”) for our principal executive offices at Two Pennsylvania Plaza in New York. The Sublease Agreement right of use assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term, which ends April 30, 2024.
In addition, in connection with the MSGE Distribution we entered into a long term lease with MSG Entertainment that ends June 30, 2055 and will allow the Knicks and the Rangers to continue to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The Garden was not available for use on April 17, 2020 due to the COVID-19 pandemic and local government restrictions on gatherings; however, the licenses were viewed as a continuation of an existing pre-spin relationship where the Knicks and Rangers used The Garden through an inter-company cost-sharing arrangement and therefore the licenses were viewed to have commenced on April 17, 2020. However, due to the force majeure clause, MSG Sports is not required to make payments until The Garden is available for use, and at June 30, 2020 the asset and liability were remeasured utilizing the same discount rate as of April 17, 2020.

The Knicks and Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time from before and after the game. In evaluating the Company’s lease cost, the Company considered the timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line rent expense should be recorded by each team equally over the home game days as each takes place. In the event a team were to qualify for the playoffs in a given season, a prospective adjustment may be recorded to adjust for the additional use days within that season, while the total expense for the team’s season would remain the same. There were no events and thus no rent expense was recorded during the period from lease inception as of April 17, 2020 to June 30, 2020.
As part of Arena License Agreements, we recognized operating lease liabilities and a right of use assets. We measured the lease liabilities at the present value of the future lease payments as of April 17, 2020. We use our incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. This rate is also used for the Sublease Agreement.
Our incremental borrowing rate is calculated as the weighted average risk-free rate plus a spread to reflect our current unsecured credit rating. We subsequently measure the lease liability at the present value of the future lease payments as of the reporting date with a corresponding adjustment to the right-to-use asset. Absent a lease modification we will continue to utilize the April 17, 2020 incremental borrowing rate. The Company’s accounting during the period of force majeure applies FASB Staff Q&A, issued on April 10, 2020, providing guidance on accounting for COVID-19 related rent concessions.
Estimation of the incremental borrowing rate requires judgment by management and reflects an assessment of credit standing to derive an implied secured credit rating and corresponding yield curve. Changes in management’s estimates of discount rate assumptions could result in a significant overstatement or understatement of right of use assets or lease liabilities, resulting in an adverse impact to MSG Sports’ financial position. See Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our leases.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have potential interest rate risk exposure related to outstanding borrowings incurred under our Knicks Revolving Credit Facility and Rangers Revolving Credit Facility, collectively, the “MSG Sports Credit Facilities”. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the MSG Sports Credit Facilities.
Borrowings under our MSG Sports Credit Facilities incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our MSG Sports Credit Facilities. As of June 30, 2020, we had a total of $350 million in debt outstanding under our MSG Sports Credit Facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of June 30, 2020 and continuing for a full year would increase interest expense approximately $3.5 million.
In addition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for discussions of disruptions caused by COVID-19.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020 the Company’s disclosure controls and procedures were effective.

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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.
The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
Following the MSGE Distribution, we entered into a transition services agreement and other agreements with MSG Entertainment which provide certain business and administrative functions to the Company that were previously performed by internal resources. Such services include support with respect to information technology, accounting, accounts payable, payroll, tax, human resources, treasury, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. The Company continues to review and document its internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness.
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	58
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits:

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement, dated September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (incorporated by reference to Exhibit 2.1 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

2.2
Contribution Agreement, dated September 11, 2015, among MSG Networks Inc., MSGN Holdings, L.P. and Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (incorporated by reference to Exhibit 2.2 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

2.3
Distribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

3.1
Amended and Restated Certificate of Incorporation of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

3.2
Amendment to the Amended and Restated Certificate of Incorporation of Madison Square Garden Sports Corp., dated April 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

3.3	Amended By-Laws of Madison Square Garden Sports Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 26, 2020).
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

4.3
Registration Rights Agreement, dated as of September 15, 2015, by and among Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

4.4
Registration Rights Agreement, dated as of September 15, 2015, by and among Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and The Dolan Family Affiliates (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

4.5	Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019).
10.1
Tax Disaffiliation Agreement, dated September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

EXHIBIT NO.	DESCRIPTION
10.2
Employee Matters Agreement, dated September 11, 2015, by and between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on September 11, 2015).

10.3
Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) 2015 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016). †

10.4
Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) 2015 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016). †

10.5
Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) 2015 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016). †

10.6
Form of Indemnification Agreement between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and its Directors and Executive Officers (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015).

10.7
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.8
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.9
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.10
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Restricted Stock Units Agreement (2018) (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on August 17, 2018). †

10.11
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Performance Restricted Stock Units Agreement (2018) (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on August 17, 2018). †

10.12
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Restricted Stock Units Agreement (2019) (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019). †

10.13
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Performance Restricted Stock Units Agreement (2019) (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019). †

10.14
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018). †

10.15
Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.16
First Amendment to Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015).

10.17
Second Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.18
Third Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.19
Fourth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated January 24, 2011 (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

10.20
Guaranty of Lease, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). +

EXHIBIT NO.	DESCRIPTION
10.21
Employment Agreement dated as of March 31, 2020 between Madison Square Garden Sports Corp. and James L. Dolan  (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 31, 2020). †

10.22	Employment Agreement dated as of April 17, 2020 between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Alexander Shvartsman. †
10.23
Employment Agreement dated as of December 6, 2018, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Victoria M. Mink (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2018). †

10.24
Employment Agreement, dated October 25, 2018, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Philip D’Ambrosio (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2018 filed on February 1, 2019). †

10.25
Employment Agreement, dated September 6, 2018, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018). †

10.26
Letter Agreement, dated June 19, 2020, between Madison Square Garden Sports Corp. and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020). †

10.27
Employment Agreement dated as of March 31, 2020 between Madison Square Garden Sports Corp. and Andrew Lustgarten (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 31, 2020). †

10.28
Option Agreement, dated December 15, 2017, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Andrew Lustgarten (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017). †

10.29	Employment Agreement dated as of January 23, 2020 between Madison Square Garden Sports Corp. and Joseph Yospe. †
10.30
Dry Lease Agreement, dated January 11, 2017, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Quart 2C, LLC for the G550 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2017).

10.31
Dry Lease Agreement, dated January 11, 2017 between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Quart 2C, LLC for the G450 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2017).

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

10.36
Transaction Agreement, dated as of January 31, 2017, between MSG TG, LLC, TG Merger Sub, LLC, TG Rollover Holdco LLC, TAO Group Holdings LLC, TAO Group Intermediate Holdings LLC, TAO Group Operating LLC, TAO Group Management LLC, TG Member Representative LLC, certain other parties thereto, and solely with respect to specific provisions MSG Entertainment Holdings, LLC and Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

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

EXHIBIT NO.	DESCRIPTION
10.39
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of TAO Group Holdings LLC, dated as of May 23, 2019.(incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019).

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

10.42
Summary of Office Space Arrangement, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and the Knickerbocker Group LLC (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 19, 2016).

10.43
Time Sharing Agreement, dated December 15, 2017, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Andrew Lustgarten (for the G450) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018).

10.44
Time Sharing Agreement, dated December 15, 2017, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Andrew Lustgarten (for the G550) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018).

10.45
Time Sharing Agreement, dated December 15, 2017, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Andrew Lustgarten (for the GV) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018).

10.46
Aircraft Support Services Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC), Sterling Aviation, LLC and Charles F. Dolan (for the GV) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.47
Aircraft Support Services Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC)and JDSS (for the G450) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.48
Time Sharing Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Charles F. Dolan (for the G550) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.49
Time Sharing Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC)and QUART 2C, LLC (for the G550) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.50
Dry Lease Agreement, effective July 1,2018, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC)C and Sterling Aviation, LLC (for the GV) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.51
Dry Lease Agreement, effective July 1, 2018, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and QUART 2C, LLC (for the G450) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.52
Ground Lease Agreement, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LLC, and MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on August 17, 2018). +

10.53
First Amendment to Ground Lease, dated July 16, 2018, by and among Sands Arena Landlord LLC, Venetian Casino Resort, LLC, MSG Las Vegas, LC, and MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC), dated November 24, 2018 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019).

10.54
Aircraft Support Services Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and the Dolan Family Members (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018).

EXHIBIT NO.	DESCRIPTION
10.55
Dry Lease Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Sterling2k LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2018).

10.56
Time Sharing Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Andrew Lustgarten (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2018).

10.57
Dry Lease Agreement, dated May 6, 2019, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Brighid Air, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2019 filed on May 8, 2019).

10.58
Flight Crew Services Agreement, dated May 6, 2019, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Dolan Family Office, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2019 filed on May 8, 2019).

10.59
Time Sharing Agreement, dated May 6, 2019, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and Andrew Lustgarten (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2019 filed on May 8, 2019).

10.60
Credit Agreement, dated as of May 23, 2019, among TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, the various lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019).

10.61
Security Agreement, dated as of May 23, 2019, TAO Group Operating LLC, TAO Group Intermediate Holdings LLC, certain subsidiaries of TAO Group Intermediate Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2019).

10.62
Construction Agreement, dated as of May 31, 2019, by and between MSG Las Vegas, LLC and Hunt Construction Group Inc. (incorporated by reference to Exhibit 10.65 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019). **

10.63
Contribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp., MSG Entertainment Group, LLC and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.64
Transition Services Agreement, dated as of March 31, 2020, between MSG Sports, LLC and MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.65
Tax Disaffiliation Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.66
Employee Matters Agreement, dated March 31, 2020, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.67
Delayed Draw Term Loan Credit Agreement, dated April 17, 2020, between MSG NYK Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

10.68
Delayed Draw Term Loan Credit Agreement, dated April 17, 2020, between MSG NYR Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020).

10.69	Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Knicks, LLC.**
10.70	Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC.**
10.71	NBA Transaction Agreement, dated April 15, 2020, with the NBA and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.).
10.72	NHL Transaction Agreement, dated April 15, 2020, with the NHL and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.).
10.73	Time Sharing Agreement, dated April 15, 2020, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and MSG Sports, LLC (for the G450).
10.74	Time Sharing Agreement, dated April 15, 2020, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and MSG Sports, LLC (for the G550).

EXHIBIT NO.	DESCRIPTION
10.75
Madison Square Garden Sports Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., MSG Networks Inc. and AMC Networks Inc., including Responsibilities of Overlapping Directors and Officers.

10.76	Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between Knicks Holdings, LLC and MSG Entertainment Group, LLC. **
10.77	Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between New York Rangers, LLC and MSG Entertainment Group, LLC. **
10.78	Letter Agreement, dated August 21, 2020, between Madison Square Garden Sports Corp. and Lawrence J. Burian. †
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page form the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 formatted in Inline XBRL and contained in Exhibit 101.
_________________

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

MADISON SQUARE GARDEN SPORTS CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
Year ended June 30, 2020
Allowance for doubtful accounts (a)	$(1,814)	$(7,170)		$—	$8,804	(b)	$(180)
Deferred tax valuation allowance (a)	(75,701)	(46,514)		—	74,082	(c)	(48,133)
	$(77,515)	$(53,684)		$—	$82,886		$(48,313)

Year ended June 30, 2019
Allowance for doubtful accounts	$(777)	$(1,426)		$—	$389		$(1,814)
Deferred tax valuation allowance	(88,246)	8,708		3,837	—		(75,701)
	$(89,023)	$7,282		$3,837	$389		$(77,515)

Year ended June 30, 2018
Allowance for doubtful accounts	$(601)	$(647)		$—	$471		$(777)
Deferred tax valuation allowance	(218,639)	130,393	(d)	—	—		(88,246)
	$(219,240)	$129,746		$—	$471		$(89,023)
_________________

(a)	Includes amounts classified as discontinued operations on the consolidated balance sheet.

(b)	Includes amounts reflected in discontinued operations of $8,769.

(c)
The Company completely offset the taxable income of discontinued operations, including taxable income resulting from the acceleration of deferred revenue with NOLs.  The deferred tax assets for such NOLs had a full valuation allowance. Therefore, both the deferred tax asset and valuation allowance were reduced with no residual tax expense. The valuation allowance reduction relating to the NOL utilization was $68,000.

(d)	Net decrease in valuation allowance reflects $51,015 of reduction to net deferred tax liabilities in connection with the lower federal income tax rate of 21% and other of $2,453.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of August 2020.

Madison Square Garden Sports Corp.

By:	/s/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President and Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Lustgarten, Victoria M. Mink and Lawrence J. Burian, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ ANDREW LUSTGARTEN	President and Chief Executive Officer (Principal Executive Officer)	August 28, 2020
Andrew Lustgarten
/s/ VICTORIA M. MINK	Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer	August 28, 2020
Victoria M. Mink
/s/ ALEXANDER SHVARTSMAN	Senior Vice President, Controller and Principal Accounting Officer	August 28, 2020
Alexander Shvartsman
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 28, 2020
James L. Dolan
/s/ CHARLES F. DOLAN	Director	August 28, 2020
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 28, 2020
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 28, 2020
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 28, 2020
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 28, 2020
Paul J. Dolan
/s/ RYAN T. DOLAN	Director	August 28, 2020
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 28, 2020
Thomas C. Dolan
/s/ JOSEPH M. COHEN	Director	August 28, 2020
Joseph M. Cohen
/s/ STEPHEN C. MILLS	Director	August 28, 2020
Stephen C. Mills
/s/ RICHARD D. PARSONS	Director	August 28, 2020
Richard D. Parsons
/s/ NELSON PELTZ	Director	August 28, 2020
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 28, 2020
Alan D. Schwartz
/s/ IVAN SEIDENBERG	Director	August 28, 2020
Ivan Seidenberg
/s/ BRIAN G. SWEENEY	Director	August 28, 2020
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 28, 2020
Vincent Tese
/s/ ANTHONY J. VINCIQUERRA	Director	August 28, 2020
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Madison Square Garden Sports Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Madison Square Garden Sports Corp. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for each of the years in the three-year period ended June 30, 2020, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As described in Note 2 to the consolidated financial statements, effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases, and effective July 1, 2018, the Company changed its method of accounting for revenue due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
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
Evaluation of the identification of related parties and related party transactions
As discussed in Note 17 to the consolidated financial statements, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group) is the majority beneficial owner of the Company, MSG Networks Inc. (MSG Networks), Madison Square Garden Entertainment Corp. (MSG Entertainment), and AMC Networks Inc. (AMC Networks). In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities is a related party. Following the distribution of MSG Entertainment, the Company has entered into a number of transactions with MSG Entertainment, including agreements for use of the Madison Square Garden Arena, sales and service representation agreements, sponsorship allocation, transition services and delayed draw term loans, as well as certain shared executive support costs for the Company’s Executive Chairman and Vice Chairman. The Company has entered into agreements for media rights and other transactions with MSG Networks and the Company has also entered into transactions with AMC

Networks. Further, the Company has entered into several arrangements with members of the Dolan Family Group for shared office space and aircraft services and timesharing.
We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions. We performed the following procedures to evaluate the identification of related parties and related party transactions by the Company:

•	Read new agreements and contracts between the Company and related parties

•	Queried the accounts payable system for transactions with related parties;

•	Inspected director and officer questionnaires from the Company’s directors and officers;

•	Evaluated the Company’s reconciliation of its applicable accounts to the related parties’ records of transactions and balances;

•	Read the Company’s minutes from meetings of the Board of Directors and related committees;

•	Inquired with executive officers, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions.

•	Received confirmations from related parties and compared responses to the Company’s records;

•	Read public filings, external news, and research sources for information related to transactions between the Company and related parties; and

•	Listened to the Company’s quarterly investor relations calls.
Assessment of the results from discontinued operations
As discussed in Notes 1 and 3 to the consolidated financial statements, on April 17, 2020, the Company distributed all the outstanding common stock of MSG Entertainment to its stockholders. MSG Entertainment owns, directly or indirectly, the entertainment and sports booking businesses previously owned and operated by the Company through its Entertainment and Sports business segments, respectively. Management determined that the allocable shared revenue and expenses of MSG Entertainment should be presented as discontinued operations in the consolidated statements of operations for all periods presented.
We identified the assessment of the results from discontinued operations as a critical audit matter. Given the nature of the transactions and the degree of integration of MSG Entertainment with the Company’s continuing operations in the periods before the distribution, there was a high degree of subjective auditor judgment required to assess management’s identification, segregation, and recording of the allocable shared revenue and expenses for the discontinued businesses.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s discontinued operations assessment process, including controls related to the identification, segregation, and recording of allocable shared revenue and expenses, and the resulting entries made to the income statement account balances. Specifically, we read the distribution agreements and evaluated the Company’s discontinued operations accounting memorandums that document management’s accounting conclusions. We tested the recognition and classification of amounts included in discontinued operations by recalculating revenue and expenses using the Company’s historical accounting records. We read the Company’s disclosure and assessed whether the disclosure appropriately described the determination of discontinued operations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
New York, New York
August 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Madison Square Garden Sports Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Madison Square Garden Sports Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for each of the years in the three-year period ended June 30, 2020, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated August 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

New York, New York
August 28, 2020

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$77,852	$4,317
Restricted cash	12,821	21,519
Accounts receivable, net	7,403	15,542
Net related party receivables	135	—
Prepaid expenses	20,634	21,409
Other current assets	9,433	6,371
Current assets of discontinued operations	—	1,344,190
Total current assets	128,278	1,413,348
Property and equipment, net	39,597	31,270
Right-of-use lease assets	718,051	—
Amortizable intangible assets, net	2,754	6,315
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Other assets	6,019	5,891
Non-current assets of discontinued operations	—	1,967,867
Total assets	$1,233,798	$3,763,790

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2020	2019
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$2,301	$1,035
Net related party payables	17,952	209
Accrued liabilities:
Employee related costs	71,451	77,514
Other accrued liabilities	33,071	123,688
Operating lease liabilities, current	39,131	—
Deferred revenue	126,348	110,264
Current liabilities of discontinued operations	—	447,313
Total current liabilities	290,254	760,023
Related party payables, noncurrent	—	172
Long-term debt	350,000	—
Operating lease liabilities, noncurrent	679,053	—
Defined benefit obligations	7,014	7,049
Other employee related costs	50,027	48,274
Deferred tax liabilities, net	57,721	36,449
Other liabilities	3,164	6,696
Non-current liabilities of discontinued operations	—	198,740
Total liabilities	1,437,233	1,057,403
Commitments and contingencies (see Note 12)
Redeemable noncontrolling interests of discontinued operations	—	67,627
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,466 and 19,229 shares outstanding as of June 30, 2020 and 2019, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2020 and 2019	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2020 and 2019	—	—
Additional paid-in capital	5,940	2,845,961
Treasury stock, at cost, 982 and 1,219 shares as of June 30, 2020 and 2019, respectively	(167,431)	(207,790)
Retained earnings (accumulated deficit)	(43,605)	29,003
Accumulated other comprehensive income (loss)	(2,139)	(46,923)
Total Madison Square Garden Sports Corp. stockholders’ equity	(206,986)	2,620,500
Nonredeemable noncontrolling interests	3,551	18,260
Total equity	(203,435)	2,638,760
Total liabilities, redeemable noncontrolling interests and equity	$1,233,798	$3,763,790

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2020	2019	2018
Revenues (a)	$603,319	$729,404	$712,415

Operating expenses:
Direct operating expenses (b)	359,970	440,081	419,069
Selling, general and administrative expenses (c)	319,675	327,441	290,718
Depreciation and amortization	17,540	20,077	20,807
Operating loss	(93,866)	(58,195)	(18,179)
Other income (expense):
Interest income	700	1,191	901
Interest expense	(4,461)	(4,970)	(3,492)
Miscellaneous income (expense), net	(421)	1,333	(518)
	(4,182)	(2,446)	(3,109)
Loss from continuing operations before income taxes	(98,048)	(60,641)	(21,288)
Income tax benefit (expense)	(20,593)	12,619	59,392
Income (loss) from continuing operations	(118,641)	(48,022)	38,104
Income (loss) from discontinued operations, net of taxes	(90,222)	44,905	96,344
Net income (loss)	(208,863)	(3,117)	134,448
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(2,342)	(2,300)	(2,136)
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	(24,013)	(7,299)	(628)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	(120)	(4,945)	(4,382)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(182,388)	$11,427	$141,594

Basic
Continuing operations	$(4.86)	$(1.92)	$1.70
Discontinued operations	(2.76)	2.40	4.29
Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(7.62)	$0.48	$5.99

Diluted
Continuing operations	$(4.86)	$(1.91)	$1.69
Discontinued operations	(2.76)	2.39	4.25
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(7.62)	$0.48	$5.94

Weighted-average number of common shares outstanding:
Basic	23,942	23,767	23,639
Diluted	23,942	23,900	23,846
_________________

(a)	Include revenues from related parties of $138,881, $148,207 and $142,319 for the years ended June 30, 2020, 2019 and 2018, respectively.

(b)	Include net charges to related parties of $77, $311 and $310 for the years ended June 30, 2020, 2019 and 2018, respectively.

(c)	Include net charges from (to) related parties of $3,380, $(10,744) and $(9,884) for the years ended June 30, 2020, 2019 and 2018, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2020		2019		2018
Net income (loss)		$(208,863)		$(3,117)		$134,448
Other comprehensive loss, before income taxes:
Pension plans and postretirement plan:
Net unamortized gains (losses) arising during the period	$(321)		$(2,565)		$(3,415)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	935		1,286		1,319
Amortization of net prior service credit included in net periodic benefit cost	—		(7)		(37)
Settlement loss	67	681	52	(1,234)	87	(2,046)
Cumulative translation adjustments		(4,809)		(4,341)		(502)
Net changes related to available-for-sale securities		—		—		(12,095)
Other comprehensive loss, before income taxes		(4,128)		(5,575)		(14,643)
Income tax benefit (expense) related to items of other comprehensive loss		—		—		—
Other comprehensive loss, net of income taxes		(4,128)		(5,575)		(14,643)
Comprehensive income (loss)		(212,991)		(8,692)		119,805
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from continuing operations		(2,342)		(2,300)		(2,136)
Less: Comprehensive loss attributable to redeemable noncontrolling interests from discontinued operations		(24,013)		(7,299)		(628)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from discontinued operations		(120)		(4,945)		(4,382)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders		$(186,516)		$5,852		$126,951

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(208,863)	$(3,117)	$134,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,362	119,193	122,486
Impairment of intangibles, long-lived assets and goodwill	102,211	—	—
Share-based compensation expense	56,996	59,474	47,563
(Earnings) loss in equity method investments, net of income distributions	3,901	(6,312)	7,770
Provision for (benefit from) deferred income taxes	(8,033)	150	(117,311)
Purchase accounting adjustments associated with rent-related intangibles and deferred rent	4,621	4,240	4,628
Unrealized loss on equity investment with readily determinable fair value	3,562	3,496	—
Provision for doubtful accounts	7,170	1,426	647
Loss on extinguishment of debt including deferred financing costs	—	3,977	—
Other non-cash adjustments	469	(1,322)	(686)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(36,758)	2,734	2,435
Net related party receivables	(1,611)	(916)	2,147
Prepaid expenses and other assets	(60,774)	(26,080)	16,371
Accounts payable	(5,656)	(3,930)	5,067
Net related party payables	22,589	5,545	(3,901)
Accrued and other liabilities	(42,974)	23,716	(28,424)
Collections due to promoters	15,924	(22,301)	17,113
Deferred revenue	60,584	1,280	7,276
Operating lease right-of-use assets and lease liabilities	(3,152)	—	—
Net cash provided by operating activities	3,568	161,253	217,629
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(362,475)	(188,834)	(191,914)
Proceeds from insurance recoveries	476	—	—
Payments for acquisition of assets	(1,000)	—	—
Purchase of short-term investments	(405,935)	(112,693)	—
Proceeds from maturity of short-term investments	176,661	—	—
Payments for acquisition of businesses, net of cash acquired	—	—	(8,288)
Payments for acquisition of assets	—	—	(6,000)
Investments and loans to nonconsolidated affiliates	(75)	(52,707)	(11,255)
Proceeds from sales of nonconsolidated affiliates	18,000	125,750	—
Loan repayments received from nonconsolidated affiliates	—	—	36,600
Loan repayment received from subordinated debt	58,735	4,765	—
Cash received / (paid) for notes receivable	750	(9,176)	(1,500)
Net cash used in investing activities	(514,863)	(232,895)	(182,357)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2020	2019	2018
Cash flows from financing activities:
Repurchases of common stock	—	—	(11,830)
Cash distributed with MSG Entertainment	(827,076)	—	—
Taxes paid in lieu of shares issued for equity-based compensation	(26,777)	(19,525)	(34,393)
Noncontrolling interest capital contributions	4,000	6,310	4,000
Distributions to noncontrolling interest holders	(535)	(2,186)	(4,124)
Loans from noncontrolling interest holders	—	606	—
Payment of contingent consideration	(200)	—	(4,000)
Proceeds from revolving credit facilities	350,000	—	—
Proceeds from loan facility	—	40,000	—
Proceeds from revolving credit facility	—	15,000	—
Repayment of revolving credit facility	(15,000)	—	—
Repayment on long-term debt	(5,000)	(109,312)	(688)
Payments for extinguishment of debt	—	(1,151)	—
Payments for financing costs	—	(1,488)	(62)
Net cash used in financing activities	(520,588)	(71,746)	(51,097)
Effect of exchange rates on cash, cash equivalents and restricted cash	4,655	4,669	331
Net decrease in cash, cash equivalents and restricted cash	(1,027,228)	(138,719)	(15,494)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	25,836	25,366	30,206
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	1,092,065	1,231,254	1,241,908
Cash, cash equivalents and restricted cash at beginning of period	1,117,901	1,256,620	1,272,114
Cash, cash equivalents and restricted cash from continuing operations, end of period	90,673	25,836	25,366
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	1,092,065	1,231,254
Cash, cash equivalents and restricted cash at end of period	$90,673	$1,117,901	$1,256,620

Non-cash investing and financing activities:
Investments and loans to nonconsolidated affiliates	$—	$—	$16
Non-cash acquisition of additional redeemable noncontrolling interests	37,715	—	—
Capital expenditures incurred but not yet paid	104,154	35,026	9,688
Tenant improvement paid by landlord	195	14,528	—
Share-based compensation capitalized in property and equipment	4,011	3,946	—
Accrued earn-out liability and other contingencies	—	—	4,573
Acquisition of assets not yet paid	—	500	3,000

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2017	$249	$2,832,516	$(242,077)	$(148,410)	$(34,115)	$2,408,163	$11,698	$2,419,861	$80,630
Adoption of ASU No. 2016-09	—	2,403	—	(2,403)	—	—	—	—	—
Adoption of ASU No. 2018-02	—	—	—	(1,840)	1,840	—	—	—	—
Net income (loss)	—	—	—	141,594	—	141,594	(6,518)	135,076	(628)
Other comprehensive loss	—	—	—	—	(14,643)	(14,643)	—	(14,643)	—
Comprehensive income (loss)	—	—	—	—	—	126,951	(6,518)	120,433	(628)
Share-based compensation	—	47,592	—	—	—	47,592	—	47,592	—
Tax withholding associated with shares issued for equity-based compensation	—	(34,393)	—	—	—	(34,393)	—	(34,393)	—
Common stock issued under stock incentive plans	—	(30,245)	30,245	—	—	—	—	—	—
Repurchases of common stock	—	—	(11,830)	—	—	(11,830)	—	(11,830)	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(806)	(806)	(3,318)
Noncontrolling interests from acquisitions	—	—	—	—	—	—	8,182	8,182	—
Contribution of joint venture interests	—	—	—	—	—	—	4,996	4,996	—
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684
Adoption of ASU No. 2016-01	—	—	—	(5,570)	5,570	—	—	—	—
Adoption of ASC Topic 606	—	—	—	34,205	—	34,205	—	34,205	—
Net income (loss)	—	—	—	11,427	—	11,427	(7,245)	4,182	(7,299)
Other comprehensive loss	—	—	—	—	(5,575)	(5,575)	—	(5,575)	—
Comprehensive income (loss)	—	—	—	—	—	5,852	(7,245)	(1,393)	(7,299)
Share-based compensation	—	63,420	—	—	—	63,420	—	63,420	—
Tax withholding associated with shares issued for equity-based compensation	—	(19,525)	—	—	—	(19,525)	—	(19,525)	—
Common stock issued under stock incentive plans	—	(15,872)	15,872	—	—	—	—	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(428)	(428)	(1,758)
Noncontrolling interests from acquisition	—	—	—	—	—	—	8,446	8,446	—
Contribution of joint venture interests	—	65	—	—	—	65	(65)	—	—
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627
Net loss	—	—	—	(182,388)	—	(182,388)	(2,462)	(184,850)	(24,013)
Other comprehensive loss	—	—	—	—	(4,128)	(4,128)	—	(4,128)	—
Comprehensive loss	—	—	—	—	—	(186,516)	(2,462)	(188,978)	(24,013)
Share-based compensation	—	61,007	—	—	—	61,007	—	61,007	—
Tax withholding associated with shares issued for equity-based compensation	—	(26,777)	—	—	—	(26,777)	—	(26,777)	—
Common stock issued under stock incentive plans	—	(22,906)	22,906	—	—	—	—	—	—
Noncontrolling interest non-cash acquisition	—	20,262	17,453	—	—	37,715	—	37,715	(37,715)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(535)	(535)	—
Noncontrolling interests from acquisition	—	(1,424)	—	—	—	(1,424)	1,424	—	—
Contribution of joint venture interests	—	—	—	—	—	—	3,709	3,709	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	—	—	—	(16,939)	—	(16,939)	16,939
Distribution of Madison Square Garden Entertainment Corp.	—	(2,853,244)	—	109,780	48,912	(2,694,552)	(16,845)	(2,711,397)	(22,838)
Balance as of June 30, 2020	$249	$5,940	$(167,431)	$(43,605)	$(2,139)	$(206,986)	$3,551	$(203,435)	$—
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Sports Corp., formerly The Madison Square Garden Company (together with its subsidiaries, the “Company” or “MSG Sports”) owns and operates a portfolio assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League (“AHL”) and the Westchester Knicks of the NBA G League (“NBAGL”). These professional sports franchises are collectively referred to herein as the “sports teams.” During the periods prior to fiscal year 2020, MSG Sports also included the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), which was sold in January 2019. In addition, the Company owns Knicks Gaming, an esports franchise that competes in the NBA 2K League, as well as a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. The Company also operates two professional sports team performance centers — the Madison Square Garden Training Center in Greenburgh, NY and the CLG Performance Center in Los Angeles, CA. CLG and Knicks Gaming are collectively referred to herein as the “esports teams,” and together with the sports teams, the “teams.”
The Company operates and reports financial information in one segment. The Company’s decision to report in one segment is based upon its internal organizational structure; the manner in which its operations are managed; the criteria used by the Company’s Executive Chairman, its Chief Operating Decision Maker (“CODM”), to evaluate segment performance. The Company’s CODM reviews total company operating results to assess overall performance and allocate resources.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All the outstanding common stock of the Company was distributed to MSG Networks shareholders (the “MSGS Distribution”) on September 30, 2015 (the “MSGS Distribution Date”).
On April 17, 2020 (the “MSGE Distribution Date”), the Company distributed all of the outstanding common stock of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc., and referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”). MSG Entertainment owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) each holder of the Company’s Class B common stock received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Registrant’s Class B common stock held of record as of the close of business, New York City time, on the Record Date.
Reclassifications
Assets and liabilities related to the MSGE Distribution on the Company’s consolidated balance sheet as of June 30, 2019 have been reclassified as assets and liabilities of discontinued operations (see Note 3). All assets and liabilities related to discontinued operations are excluded from the footnotes unless otherwise noted. In addition, the historical results of Madison Square Garden Entertainment Corp. have been reflected in the accompanying statements of operations for the years ended June 30, 2020, 2019 and 2018 as discontinued operations.
Impact of COVID-19
On March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. At the time the seasons were suspended, the Knicks had 16 games remaining, including eight home games, and the Rangers had 12 games remaining, including five home games. On May 26, 2020, the NHL announced return-to-play plans for 24 teams which began August 1, 2020. The Rangers were among the teams that returned to play in a 24-team tournament. On June 4, 2020, the NBA announced plans to resume play on July 30, 2020 with 22 teams. The Knicks were not among the teams that returned to competition. These disruptions have materially impacted the Company’s revenues and the Company is recognizing materially less revenues across a number of areas. Those areas include: ticket sales; media rights fees; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales for home games played at The Garden. The Company will not earn certain of these revenues until the Knicks and the Rangers again play

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

home games at The Garden with fans in attendance. In addition, as a result of government-mandated assembly limitations and closures, no events are currently permitted to be held at The Garden where the Knicks and Rangers play their home games, and some or all of these mandated restrictions may remain in effect even after the NBA and/or NHL resume their games.
While the Company currently has the ability to reduce certain operating expenses as a result of the disruptions caused by COVID-19, including (i) rent payments to MSG Entertainment under the Arena License Agreements while The Garden remains closed, (ii) NBA league assessments and day-of-game expenses for the Knicks and Rangers games, (iii) reduction in headcount and a companywide hiring freeze and (iv) certain other selling, general and administrative and discretionary expenses, those expense reduction opportunities will not fully offset revenue losses.
The Knicks and Rangers are not currently required to pay license fees to MSG Entertainment under the Arena License Agreements while The Garden is closed due to the government mandated suspension of events as a result of COVID-19. If The Garden reopens without capacity limitations, future monthly rent payments due under the Arena License Agreements will be payable by the Knicks and the Rangers, even if the NBA or NHL seasons do not resume simultaneously or at all. If the Knicks or Rangers play games at The Garden subject to government mandated capacity constraints due to COVID-19, the applicable rent for such periods will be reduced by up to 80% depending on the size of the capacity constraint.
The Company believes, however, that it has sufficient liquidity, including approximately $78,000 in unrestricted cash and cash equivalents as of June 30, 2020, along with available borrowing capacity under existing credit facilities, to fund its operations and repay its outstanding debt that becomes due over the next 12 months. The Company expects to refinance the Knicks Revolving Credit Facility, as defined in Note 13, (which is currently due on September 30, 2021) and the Rangers Revolving Credit Facility, as defined in Note 13 (which is currently due on January 25, 2022) prior to the maturity thereof. If we were not able to do so, $350,000 of indebtedness outstanding as of June 30, 2020 (plus any amount borrowed under the DDTL Facilities, as define in Note 13) will be due during fiscal year 2022.
Additionally, as a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. As a result of this disruption along with the macroeconomic industry and market conditions, the Company performed impairment test of goodwill identifiable indefinite-lived intangible assets and determined that there were no impairments identified. However, the duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve through time.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the years ended on June 30, 2020, 2019, and 2018 are referred to as “fiscal year 2020”, “fiscal year 2019”, and “fiscal year 2018”, respectively. The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. For consolidated subsidiaries where the Company’s ownership is less than 100%, the relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net income (loss) attributable to nonredeemable noncontrolling interests” and “Comprehensive income (loss) attributable to nonredeemable noncontrolling interests” on the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. All significant intracompany transactions and accounts within the Company’s consolidated financial statements have been eliminated.
Use of Estimates
The preparation of the accompanying financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, deferred tax valuation allowance, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue Recognition
See Note 4 for details of accounting policies related to revenue recognition and other disclosures required under Accounting Standards Codification (“ASC”) Topic 606. The Company adopted ASC Topic 606 on July 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption.
Direct Operating Expenses
After the MSGE Distribution Date, Direct operating expenses include compensation expense for the Company’s professional sports teams’ players and certain other team personnel, as well as NBA luxury tax, if applicable, NBA and NHL revenue sharing (net of escrow) and league assessments for the Company, event costs related to the presentation and production of the Company’s sporting events and other operating expenses, including expenses related to the Arena License Agreements which require the Company to pay arena license fees to MSG Entertainment in exchange for the right to use The Garden for games of the Knicks and Rangers for a 35-year term.
Player Costs and Other Team Personnel Transactions, NBA Luxury Tax, NBA and NHL Escrow System/Revenue Sharing, League Assessments, and Arena License Expenses
Player Costs and Other Team Personnel Transactions
Costs incurred to acquire player contracts, including signing bonuses, are deferred and amortized over the applicable NBA or NHL regular season on a straight-line basis over the fixed contract period of the respective player. The NBA and NHL seasons are typically from mid-October through mid-April and October through mid-April, respectively. Annual contractual player salaries are expensed over the applicable NBA, NHL or WNBA regular season typically on a straight-line basis. In certain player contracts the annual contractual salary amounts (including any applicable signing bonuses) may fluctuate such that expensing the salary for the entire fixed contract period on a straight-line basis over each regular season more appropriately reflects the economic benefit of the services provided.
In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player’s seasonal or contractual salary and related costs, together with any associated NBA luxury tax, net of any anticipated insurance recoveries. When players are traded, waived or contracts are terminated, any remaining unamortized signing bonuses and prepaid salaries are expensed to current operations. Amounts due to these individuals are generally paid over their remaining contract terms. Team personnel contract termination costs are recognized in the period in which those events occur. See Note 6 for further discussion of significant team personnel transactions.
The NBA and NHL each have collective bargaining agreements (each a “CBA”) with the respective league’s players association, to which the Company is subject. The NBA CBA expires after the 2023-24 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2022-23 season). In addition, the NBA and the NBPA currently have the right to terminate the CBA through October 15, 2020 (unless extended). The current NHL CBA was set to expire on September 15, 2022, but the NHL and NHL Players’ Association (“NHLPA”) have recently agreed on terms by which the CBA will be extended through and including September 15, 2026 (with the possibility of an additional one year extension in certain circumstances). See Note 21 for summary of the principal aspects of the new NHL CBA and revenue sharing plan.
The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay any deficiency to the players on its roster) and a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap). The NHL CBA provides for a salary floor (i.e., a floor on each team’s aggregate player salaries) and a “hard” salary cap (i.e., teams may not exceed a stated maximum, which has been adjusted each season thereafter based upon league-wide revenues).

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NBA Luxury Tax
Amounts in this paragraph are in thousands, except for luxury tax rates.
The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
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
The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams in equal shares. As of July 2020, the NHL CBA limits the amount of deductions to be withheld from player salaries each year. If annual excess deductions from player salaries are insufficient to limit league-wide player salaries to 50% of that season’s league-wide revenues, any shortfall will be carried forward to future seasons and remain due from the players to the league.
The NHL CBA provides for a revenue sharing plan which generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams. Under the NHL CBA, the pool is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the plan.
The Company recognizes the amount of its estimated revenue sharing expense associated with the preseason and regular season, net of the amount the Company expects to receive from the escrow, on a straight-line basis over the applicable NBA and NHL seasons as a component of direct operating expenses. In years when the Knicks or Rangers participate in the playoffs, the Company recognizes its estimate of the playoff revenue sharing contribution in the periods when the playoffs occur.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

League Assessments
As members of the NBA and NHL, the Knicks and Rangers, respectively, are also subject to annual league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. The Company recognizes its teams’ estimated league assessments on a straight-line basis over the applicable NBA or NHL season.
Arena License Expenses
The Knicks and the Rangers play their home games at The Garden pursuant to the Arena License Agreements with MSG Entertainment, which owns and operates The Garden. The Arena License Agreements are viewed as a continuation of an existing pre-spin relationship where the Knicks and Rangers used The Garden through an inter-company cost-sharing arrangement. Prior to the MSGE Distribution, the Company allocated certain costs to the MSG Sports business segment, and attributed direct costs (See Note 3). Generally, the financial statements reflect the monthly payments made for the Arena License Agreements throughout the contract year in equal installments, and straight-line rent expense recorded by each team equally over the home game days as each takes place. In the event a team were to qualify for the playoffs in a given season, a prospective adjustment may be recorded to adjust for the additional use days within that season, while the total expense for the team’s season would remain the same. However, the teams are not required to pay the license fee during the period in which The Garden is unavailable for home games due to a force majeure event, and the teams have not made any payments or incurred any arena license expense for the year ended June 30, 2020. See Note 9 for more information on the accounting for leases.
Advertising Expenses
Advertising costs are typically charged to expense when incurred, Total advertising costs classified in direct operating and selling, general and administrative expenses were $3,064, $4,381 and $1,516 for the years ended June 30, 2020, 2019 and 2018, respectively.
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
Share-based Compensation
The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. Share-based compensation cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. The Company accounts for forfeitures as they occur.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•	The expected risk-free interest rate is based on the U.S. Treasury interest rate which term is consistent with the expected term of the stock options.

•	The expected volatility is based on the historical volatility of the Company’s stock price.
In December 2007, the SEC staff issued SAB No. 110, “Certain Assumptions Used In Valuation Methods — Expected Term”. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in fiscal years 2019 and 2018 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. See Note 15 for more information regarding the Company’s application of the simplified method for stock options the Company granted in fiscal year 2019.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 15) only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared.
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
Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts. Cash is required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. That escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected on the accompanying combined statement of cash flows in accordance with ASU No. 2016-18, Statement of Cash Flows (Topic 230), which is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated and combined statements of cash flows.
Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company’s allowance for doubtful accounts was $180 and $0 as of June 30, 2020 and 2019, respectively.
Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets consist of property and equipment, right-of-use assets, goodwill, indefinite-lived intangible assets and amortizable intangible assets.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. Subsequent to the MSGE Distribution Date, the Company has one operating and reportable segment and one reporting unit for goodwill impairment testing purposes.
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
For other long-lived assets, including right-of-use lease assets and intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value. The Company generally determines the fair value of a finite-lived intangible asset using an income approach, such as the discounted cash flow method.
As a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the macroeconomic industry and market conditions, resulted in the evaluation of whether there was a “triggering event” as of June 30, 2020. Based on the assessment, management determined that it was not more likely than not

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

that an impairment exists and there was no goodwill or intangible asset balance that was impaired as of June 30, 2020. However, the duration and impact of the COVID-19 pandemic may result in additional future impairment charges that management will evaluate as facts and circumstances evolve through time.
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Contingent Consideration
The Company’s acquisition agreement for CLG included a contingent earn-out arrangement, which is based on the achievement of future operating targets.
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
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 14, prior to the MSGE Distribution the Company had both funded and unfunded defined benefit plans, as well as a contributory postretirement benefit plan, covering certain full-time employees and retirees. Currently, the Company has unfunded defined benefit plans, as well as a contributory postretirement benefit plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return and discount rates, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. ASU No. 2016-02, among other things, requires (i) lessees to account for leases as either finance leases or operating leases and generally requires all leases to be recorded on the balance sheet, including those leases classified as operating leases under previous accounting guidance, through the recognition of right-of-use assets and corresponding lease liabilities and (ii) extensive

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

qualitative and quantitative disclosures about leasing activities. The accounting applied by a lessor is largely unchanged from that applied under previous accounting guidance. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides a lessee or lessor the option to not assess at transition whether existing land easements, not currently accounted for as leases under the current lease guidance, should be treated as leases under the new standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842) Targeted improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842) (“ASU 2018-20”), Narrow-Scope Improvements for Lessors, which provided clarification for lessors on how to apply the new leases standard when accounting for sales taxes, certain lessor costs, and certain requirements related to variable payments in contracts. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) (“ASU 2019-01”), Codification Improvements, which aligned the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard.
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
Upon adoption of this standard, the Company recorded initial (i) operating lease ROU assets of $1,270 (ii) current operating lease liabilities of $393, and (iii) long-term operating lease liabilities of $1,007. The Company did not record any adjustment to retained earnings. As of July 1, 2019, there were no material finance leases for which the Company was a lessee.
See Note 9 for further details on disclosure required under ASC Topic 842.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this standard in the third quarter of fiscal year 2020 and applied it prospectively, beginning with the interim goodwill impairment test performed during the quarter ended March 31, 2020. See Note 10 for further details.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11 to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses and Leases, which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The standard is

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. Most of the disclosure requirements in ASU No. 2018-13 would need to be applied on a retrospective basis except for the guidance related to (i) unrealized gains and loss included in other comprehensive income, (ii) disclosure related to range and weighted average Level 3 unobservable inputs, and (iii) narrative disclosure requirements on measurement uncertainty, which are required to be applied on a prospective basis. The adoption of this standard, which relates to disclosure, is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The standard will be effective for the Company in the fourth quarter of fiscal year 2021, with early adoption permitted. The amendments in ASU No. 2018-14 are required to be applied retrospectively. The adoption of this standard, which relates to disclosure, is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also specifies that the balance sheet, income statement, and statement of cash flows presentation of capitalized implementation costs and the related amortization should align with the presentation of the hosting (service) element of the arrangement. The standard is effective for the Company in the first quarter of fiscal year 2021. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. However, to the extent future costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Direct Operating expenses” or “Selling, General and administrative expenses” in the consolidated statements of operations, rather than “Depreciation and amortization.”
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU No. 2018-17 amends the variable interest entities (“VIE”) guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model for both the assessment of a variable interest and the determination of a primary beneficiary. The standard will be effective for the Company in the first quarter of fiscal year 2021. The amendments in ASU No. 2018-17 are required to be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 - Financial Instruments. This ASU provides narrow-scope amendments to help apply these recent standards. The transition requirements and effective date of this ASU will be effective for the Company in the first quarter of fiscal year 2021. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer. This ASU requires that share-based payment awards issued to a customer in connection with a revenue arrangement be recorded as a reduction of the transaction price in revenue. The amount recorded as a reduction of the transaction price is measured using the grant-date fair value of the award and is classified in accordance with ASC Topic 718. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the statement of operations. The award is measured and classified under ASC Topic 718 for its entire life, unless the award is modified after it vests and the grantee is no longer a customer. The new guidance is effective for the Company in the first quarter of fiscal year 2021. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. The new guidance is effective for the Company in the first quarter of fiscal year 2021. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.
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
Note 3. Discontinued Operations
In accordance with ASC 205-20, the Company analyzed the quantitative and qualitative factors relevant to the MSGE Distribution and determined that those held for sale conditions for discontinued operations presentation were met during the fourth quarter of fiscal year 2020.
As a result of the MSGE Distribution, the results of the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment through the MSGE Distribution Date, as well as transaction costs related to the MSGE Distribution, have been classified in the accompanying consolidated financial statements as discontinued operations for all periods presented. No gain or loss was recognized in connection with the MSGE Distribution.
After the MSGE Distribution, the Company and MSG Entertainment have continuing involvement through their common ownership and related party arrangements, including sharing of certain revenues and expenses. See Note 17 for additional information on the related party arrangements. Prior to the MSGE Distribution, the Company’s results from discontinued operations reflect a number of inter-company arrangements that dictate the allocable amounts of shared revenue and operating expenses.
The Company’s continuing revenues include event related revenues for ticket sales and a portion of shared suite license fees generated in connection with the games played at The Garden. Pursuant to the Arena License Agreements, effective as of the MSGE Distribution Date, the Company’s aggregate share of the suite license fees is 67.5%. Thus, for the periods prior to the MSGE Distribution, the allocated percentage of suite license fees of 32.5% is reported within results of discontinued operations. In addition, the Company’s multi-year sponsorship agreements may include performance obligations of the Company’s continuing and discontinued operations (see Note 4). Sponsorship revenues reported within discontinued operations are based on the relative value of performance obligations wholly satisfied by the MSG Entertainment businesses. Sponsorship agreements also include shared performance obligations that are from indoor venue signage and other shared sponsorship performance obligations. For historically allocated shared signage and other shared sponsorship revenue, the Company calculated MSG Entertainment’s share to be presented within discontinued operations based on a combined revenue driver.
The Company’s continuing expenses include event costs related to the presentation and production of the Company’s sporting events and other operating expenses, including expenses related to the Arena License Agreements which require the Company to pay arena license fees to MSG Entertainment in exchange for the right to use The Garden for games of the Knicks and the Rangers.
Expenses related to the direct operations of MSG Entertainment, such as The Garden operating expenses related to the presentation and production of events and non-event related costs of operating the venue, are included in discontinued operations on the basis of an allocation of the direct usage of The Garden by the Company’s continuing and discontinued

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
businesses. Unallocated costs of operational support functions that were provided on a centralized basis and not historically recorded at the business unit level by the Company, are also included in discontinued operations, based on a measure of direct usage. Direct usage was determined based event specific variable expenses for MSG Entertainment events and otherwise on the basis of the proportion of combined revenues, headcount or other objective measures for expenses.
Indirect corporate and administrative costs, including amounts that were historically allocated to the MSG Entertainment business segment, do not qualify for discontinued operations presentation, and these costs are included in continuing operations for the periods prior to the Distribution. Various types of indirect corporate and administrative expenses that continue after the MSGE Distribution Date and are covered under the Transitions Services Agreement, are included in continuing operations for the period after the MSGE Distribution. In addition, results from continuing operations, prior to the MSGE Distribution Date, include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution, and the Company does not expect to incur such expenses in future periods. Discontinued operations include all depreciation expense for MSG Entertainment’s venues and other operating assets. Depreciation expense on certain corporate property and equipment that was transferred to MSG Entertainment in connection with the MSGE Distribution, remained in continuing operations as it did not qualify for discontinued operations reporting.
The table below sets forth, for the periods presented, operating results of discontinued operations. Amounts presented below differ from historically reported results for the MSG Entertainment business segment due to reclassifications and adjustments made for purposes of discontinued operations.

	Years Ended June 30,
	2020	2019	2018
Revenues	$669,096	$903,196	$846,680
Direct operating expenses	408,413	557,680	525,207
Selling, general and administrative expenses	206,524	202,079	178,558
Depreciation and amortization	75,822	99,116	101,679
Impairment of intangibles, long-lived assets and goodwill	102,211	—	—
Operating income (loss)	(123,874)	44,321	41,236
Other income (expense):
Earnings (loss) in equity method investments	(3,901)	7,062	(7,770)
Interest income	16,754	29,014	20,681
Interest expense	(3,570)	(15,440)	(11,923)
Miscellaneous expense, net	(3,863)	(6,084)	(3,360)
Income (loss) from discontinued operations before income taxes	(118,454)	58,873	38,864
Income tax benefit (expense)	28,232	(13,968)	57,480
Net income (loss) from discontinued operations	(90,222)	44,905	96,344
Less: Net loss attributable to redeemable noncontrolling interests	(24,013)	(7,299)	(628)
Less: Net loss attributable to nonredeemable noncontrolling interests	(120)	(4,945)	(4,382)
Net income (loss) from discontinued operations attributable to Madison Square Garden Sports Corp.’s stockholders	$(66,089)	$57,149	$101,354

The Company’s collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized for tax purposes upon consummation of the MSGE Distribution. See Note 18 for further information on the tax impact of accelerating deferred revenue for tax purposes.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The assets and liabilities of MSG Entertainment reflect the agreements between the Company and MSG Entertainment concerning the allocation of shared revenue and expense activity prior to the MSGE Distribution. The assets and liabilities of MSG Entertainment have been classified in the consolidated balance sheet as of June 30, 2019 as assets and liabilities of discontinued operations and consist of the following, by major class:

June 30,
2019
Cash and cash equivalents	$1,082,055
Restricted cash	10,010
Short-term investments	108,416
Accounts receivable, net	81,314
Net related party receivables	1,722
Prepaid expenses	23,741
Other current assets	36,932
Total current assets of discontinued operations	1,344,190

Net related party receivables, noncurrent	84,560
Property and equipment, net	1,349,122
Amortizable intangible assets, net	214,391
Indefinite-lived intangible assets	64,341
Goodwill	165,558
Other assets	89,895
Total assets of discontinued operations	$3,312,057

Accounts payable	$23,974
Net related party payables, current	19,078
Current portion of long-term debt, net of deferred financing costs	6,042
Accrued liabilities:
Employee related costs	60,146
Other accrued liabilities	87,714
Collections due to promoters	67,212
Deferred revenue	183,147
Total current liabilities of discontinued operations	447,313

Long-term debt, net of deferred financing costs	48,556
Defined benefit and other postretirement obligations	34,269
Other employee related costs	13,741
Deferred tax liabilities, net	42,649
Other liabilities	59,525
Total liabilities of discontinued operations	646,053
Redeemable noncontrolling interests	67,627
Net assets of discontinued operations	$2,666,004

The amount of cash and restricted cash distributed as of the MSGE Distribution Date to MSG Entertainment is $816,896 and $10,180, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As permitted under ASU 2014-08, the Company has elected not to adjust the consolidated statements of cash flows for the years ended June 30, 2020, 2019 and 2018 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the periods presented, significant selected financial information related to MSG Entertainment included in the accompanied consolidated statements of cash flows:

	Years Ended June 30,
	2020	2019	2018
Non-cash items included in net income (loss):
Depreciation and amortization	$75,822	$99,116	$101,679
Impairment of intangibles, long-lived assets and goodwill	102,211	—	—
Share-based compensation expense	8,303	10,361	6,969

Cash flows from investing activities:
Capital expenditures	$346,488	$184,002	$187,362

Non-cash investing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$37,715	$—	$—
Capital expenditures incurred but not yet paid	104,137	31,928	9,376

Note 4. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the year ended June 30, 2020, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
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
Arrangements with Multiple Performance Obligations
The Company has arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues within a single arrangement. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include various advertising benefits such as, but not limited to, signage, digital advertising, event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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
The Company’s revenue recognition policies that summarize the nature, amount, timing and uncertainty associated with each of the Company’s revenue sources are discussed further in discussion below.
The Company’s professional sports teams derive event-related revenues principally from ticket sales which are recognized as the related games occur. The Company’s revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. Because suite and club licenses cover both the Knicks and the Rangers games and events that MSG Entertainment presents at The Garden, suite and club rental revenue is shared between us and MSG Entertainment under Arena License Agreements the Company entered into in connection with the MSGE Distribution. Pursuant to the Arena Licenses Agreements, the Knicks and the Rangers are entitled to 35% and 32.5%, respectively, of the revenues received by MSG Entertainment in connection with suite and club licenses. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s suite license performance obligations is measured as access to the suite is provided to the licensee for each event throughout the contractual term of the license. Due to the NBA and NHL suspending their season on March 11, and 12, 2020, respectively, suite license holders did not have access to their suites and therefore revenue recognition ceased at this time.
Event-related revenue also includes food, beverage and merchandise sales which are recognized at the point goods are provided to customers. Subsequent to the MSGE Distribution Date, pursuant to the Arena License Agreements, the Knicks and the Rangers receive 50% of net profits from the sales of food and beverages during their games at The Garden. Payment is received at the point of sale and sales tax collected from customers is excluded from revenue.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company’s professional sports teams also derive revenue from the distribution of league-wide national and international television contracts and other league-wide revenue sources. The transaction price for each of these revenues is based upon the expected distribution values as communicated by the applicable league. The timing of revenue recognition is dependent on the nature of the underlying performance obligation, which is generally over time. Receipt of league-wide revenues generally occurs at the time of communication or according to a specified timeline. On March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. At the time the seasons were suspended, the Knicks had 16 games remaining, including eight home games, and the Rangers had 12 games remaining, including five home games. On May 26, 2020, the NHL announced return-to-play plans for 24 teams which began August 1, 2020. The Rangers were among the teams that returned to play in a 24-team tournament. On June 4, 2020, the NBA announced plans to resume play on July 30, 2020 with 22 teams. The Knicks were not among the teams that returned to competition. At this time, league-wide revenues from the 2019-2020 season have not been finalized. As a result, approximately $42,000 of national media rights fees revenues have not been recognized and are deferred revenue obligations pending the completion of the NBA and NHL seasons.
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
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements per FASB ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the years ended June 30, 2020, 2019 and 2018:

	Years Ended June 30,
	2020	2019	2018
Event-related (a)	$235,605	$283,206	$290,937
Media rights (b)	190,824	239,140	229,646
Sponsorship, signage and suite licenses	139,414	174,405	170,749
League distributions and other	37,476	32,653	21,083
Total revenues from contracts with customers	$603,319	$729,404	$712,415
_________________

(a)	Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales.

(b)
Consists of (i) local media rights fees from MSG Networks, (ii) revenue from the distribution through league-wide national and international television contracts, and (iii) other local radio rights fees.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2020 and 2019.

	June 30,	June 30,
	2020	2019
Receivables from contracts with customers, net (a)	$7,403	$15,550
Contract assets, current (b)	4,112	441
Deferred revenue, including non-current portion (c)	128,362	112,511
_________________

(a)
Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2020 and 2019, the Company’s receivables from contracts with customers above included $0 and $8, respectively, related to various related parties. See Note 17 for further details on these related party arrangements.

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

(c)
Deferred revenue primarily relates to the Company’s receipt of consideration from a customer in advance of the Company’s transfer of goods or services to that customer. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. Revenue recognized for the year ended June 30, 2020 relating to the deferred revenue balance as of July 1, 2019 was $101,981.

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal year ending June 30, 2021	$28,803
Fiscal year ending June 30, 2022	65,637
Fiscal year ending June 30, 2023	27,044
Fiscal year ending June 30, 2024	8,051
Fiscal year ending June 30, 2025	7,025
Thereafter	17,554
$154,114

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”).

	Years Ended June 30,
	2020	2019	2018
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,942	23,767	23,639
Dilutive effect of shares issuable under share-based compensation plans	—	133	207
Weighted-average shares for diluted EPS	23,942	23,900	23,846
Weighted-average anti-dilutive shares	—	368	28

Note 6. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to the Company’s sports teams for (i) waivers/contract termination costs, (ii) player trades and (iii) season-ending injuries (“Team Personnel Transactions”). Team Personnel Transactions amounted to $33,690, $53,134 and $27,514 for the years ended June 30, 2020, 2019 and 2018, respectively. Team personnel transactions for the year ended June 30, 2018 are reported net of insurance recoveries of $468.
Note 7. Cash, Cash Equivalent and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017
Captions on the consolidated balance sheets:
Cash and cash equivalents	$77,852	$4,317	$1,095	$931
Restricted cash (a)	12,821	21,519	24,271	29,275
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$90,673	$25,836	$25,366	$30,206
_________________

(a)	See Note 2 for more information regarding the nature of restricted cash.
Note 8. Property and Equipment
As of June 30, 2020 and 2019, property and equipment consisted of the following assets:

	June 30, 2020	June 30, 2019	Estimated Useful Lives
Land	$5,153	$5,153
Buildings	53,623	34,770	Up to	45 years
Equipment	18,086	17,631	1 year	to	20 years
Furniture and fixtures	377	329	4 years	to	10 years
Leasehold improvements	653	646	Shorter of term of lease or life of improvement
Construction in progress	66	6,538
	77,958	65,067
Less accumulated depreciation and amortization	(38,361)	(33,797)
	$39,597	$31,270

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Depreciation and amortization expense on property and equipment for continuing operations was $13,979, $15,112 and $14,526 for the years ended June 30, 2020, 2019 and 2018, respectively, which includes depreciation expense on certain corporate property and equipment that was transferred to MSG Entertainment in connection with the MSGE Distribution, but which did not qualify for discontinued operations reporting.
Note 9. Leases
The Company’s leases primarily consist of the lease of the Company’s corporate offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) for the Company’s principal executive offices at Two Pennsylvania Plaza in New York and the lease of CLG Performance Center. In, addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the Accounting Standards Codification Topic 842, Leases. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
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
On April 17, 2020, in connection with the MSGE Distribution, the Company entered into a sublease agreement with MSG Entertainment for the Company’s principal executive offices at Two Pennsylvania Plaza in New York. The sublease right of use assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term, which ends April 30, 2024.
In addition, in connection with the MSGE Distribution the Company entered into the Arena License Agreements with MSG Entertainment that end on June 30, 2055 and will allow the Knicks and the Rangers to continue to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The Garden was not available for use on April 17, 2020 due to the COVID-19 pandemic and local government restrictions on gatherings; however, the licenses were viewed as a continuation of an existing pre-spin relationship where the Knicks and Rangers used The Garden through an inter-company cost-sharing arrangement and therefore the licenses were viewed to have commenced on April 17, 2020. However, due to the force majeure clause, the Company is not required to make payments until The Garden is available for use, and on June 30, 2020 the assets and liabilities were remeasured utilizing the same discount rate as of April 17, 2020, taking into account the unpaid monthly installments during the lease period as a resolution of a lease contingency.
The Knicks and the Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time from before and after the game. In evaluating the Company’s lease cost, the Company considered the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line rent expense should be recorded by each team equally over the home game days as each takes place. In the event a team were to qualify for the playoffs in a given season, a prospective adjustment may be recorded to adjust for the additional use days within that season, while the total expense for the team’s season would remain the same. There were no events and thus no rent expense was recorded during the period from lease inception as of April 17, 2020 to June 30, 2020.
As of June 30, 2020, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 3 months to 35 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewal, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2020:

	Line Item in the Company’s Consolidated Balance Sheet
Right-of-use assets:
Operating leases	Right-of-use lease assets	$718,051
Lease liabilities:
Operating leases, current	Operating lease liabilities, current	39,131
Operating leases, noncurrent	Operating lease liabilities, noncurrent	679,053
Total lease liabilities		$718,184

The following table summarizes the activity recorded within the Company’s consolidated statement of operations for the year ended June 30, 2020:

	Line Item in the Company’s Consolidated Statement of Operations	Year Ended June 30, 2020
Operating lease cost	Direct operating expenses	$341
Operating lease cost	Selling, general and administrative expenses	593
Short-term lease cost	Direct operating expenses	138
Total lease cost		$1,072

Supplemental Information
For the year ended June 30, 2020, cash paid for amounts included in the measurement of lease liabilities was $877. For the year ended June 30, 2020, the Company had three ROU assets of $717,115 obtained in exchange for new operating lease liabilities.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of June 30, 2020 was 34.5 years. The weighted average discount rate was 7.13% as of June 30, 2020 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Maturities of operating lease liabilities as of June 30, 2020 are as follows:

Fiscal year ending June 30, 2021	$41,865
Fiscal year ending June 30, 2022	43,077
Fiscal year ending June 30, 2023	44,426
Fiscal year ending June 30, 2024	44,888
Fiscal year ending June 30, 2025	44,052
Thereafter	2,158,686
Total lease payments	2,376,994
Less imputed interest	(1,658,810)
Total lease liabilities	$718,184

Note 10. Goodwill and Intangible Assets
During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified for any of its reporting units as of the impairment test date, including the goodwill of the MSG Entertainment and TAO Group reporting units that were transferred to MSG Entertainment as part of the MSGE Distribution. The Company’s goodwill is $226,955 and $226,955 as of June 30, 2020 and 2019, respectively.
The Company’s indefinite-lived intangible assets as of June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Sports franchises	$111,064	$111,064
Photographic related rights	1,080	1,080
	$112,144	$112,144

During the first quarter of fiscal year 2020, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified, including Trademarks and a portion of Photographic related rights that were transferred to MSG Entertainment as part of the MSGE Distribution.
As a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the macroeconomic industry and market conditions, resulted in the evaluation of whether there was a “triggering event”. Based on the assessment, management determined that it was not more likely than not that an impairment exists and there was no goodwill or intangible asset balance that was impaired as of June 30, 2020.
The Company’s intangible assets subject to amortization are as follows:

June 30, 2020	Estimated Useful Lives			Gross	Accumulated Amortization	Net
Trade names			5 years	$2,300	$(1,342)	$958
Non-compete agreements			5 years	2,400	(1,400)	1,000
Other intangibles	3 years	to	9.75 years	1,200	(404)	796
				$5,900	$(3,146)	$2,754

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

June 30, 2019	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(882)	$1,418
Season ticket holder relationships	50,032	(47,541)	2,491
Non-compete agreements	2,400	(920)	1,480
Other intangibles	3,347	(2,421)	926
	$58,079	$(51,764)	$6,315

Season ticket holder relationship and other intangibles were fully amortized as of June 30, 2020, and the gross carrying amount and accumulated amortization were written off. Amortization expense for intangible assets was $3,561, $4,965, and $6,281 for the years ended June 30, 2020, 2019 and 2018, respectively.
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2021 through 2025 to be as follows:

Fiscal year ending June 30, 2021	$1,059
Fiscal year ending June 30, 2022	1,059
Fiscal year ending June 30, 2023	195
Fiscal year ending June 30, 2024	115
Fiscal year ending June 30, 2025	115

Note 11. Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	June 30, 2020		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt(a)	$350,000	$350,000	$—	$—
_________________

(a)
On March 12, 2020, the Company borrowed $200,000 under the New York Knicks, LLC and $150,000 on the New York Rangers, LLC 5-year revolving credit facilities. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. See Note 13 for more information.

Contingent Consideration Liabilities
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a reconciliation of the deferred and contingent consideration liabilities in connection with the acquisition discussed above:

Balance as of June 30, 2019	$2,139
Contingent consideration payment	(200)
Change in fair value of contingent consideration (a)	(1,603)
Balance as of June 30, 2020	$336
_________________

(a)
The change in fair value of contingent consideration was recorded within Selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 2020.

Note 12. Commitments and Contingencies
Contractual Obligations and Off Balance Sheet Arrangements
The Company has certain future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit.
As of June 30, 2020, future cash payments required under contracts entered into by the Company in the normal course of business in excess of one year are as follows:

	Off-Balance Sheet Commitments(a)	Contractual Obligations reflected on the Balance Sheet(b)	Total(c)
Fiscal year ending June 30, 2021	$150,672	$53,139	$203,811
Fiscal year ending June 30, 2022	90,257	15,505	105,762
Fiscal year ending June 30, 2023	52,407	5,034	57,441
Fiscal year ending June 30, 2024	41,557	3,234	44,791
Fiscal year ending June 30, 2025	33,516	3,116	36,632
Thereafter	27,191	11,712	38,903
	$395,600	$91,740	$487,340
_________________

(a)
Consist principally of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.

(b)	Consist primarily of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel.

(c)
Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 for information on the future funding requirements under our pension obligations. In addition, see Note 9 for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2020.

In connection with the CLG acquisition, the Company has accrued contingent consideration as part of the purchase price. See Note 11 for further details of the amount recorded in the accompanying consolidated balance sheet as of June 30, 2020. In addition, see Note 13 for further details of the outstanding balances under the Knicks Revolving Credit Facility (as defined below) and Rangers Revolving Credit Facility (as defined below).
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13. Credit Facilities
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2020, Knicks LLC was in compliance with this financial covenant.
The Knicks Revolving Credit Facility will mature and any unused commitments thereunder will expire on September 30, 2021. All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $200,000 as of June 30, 2020 and was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of June 30, 2020 was 1.20%. During the year ended June 30, 2020 the Company made interest payments of $819.
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
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 25, 2020. There was no borrowing under the Knicks Unsecured Credit Facility as of June 30, 2020. This facility does not have financial covenants.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2020, Rangers LLC was in compliance with this financial covenant.
The Rangers Revolving Credit Facility will mature and any unused commitments thereunder will expire on January 25, 2022. All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. The outstanding balance under the Rangers Revolving Credit Facility was $150,000 as of June 30, 2020 and was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Rangers Revolving Credit Facility as of June 30, 2020 was 1.580%. During the year ended June 30, 2020 the Company made interest payments of $760.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
There was no borrowing under the DDTL Facilities as of June 30, 2020.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility, and Rangers Revolving Credit Facility as reported on the accompanying consolidated balance sheet:

	June 30, 2020	June 30, 2019
Other current assets	$675	$675
Other assets	264	939

Note 14. Pension Plans and Other Postretirement Benefit Plan
Defined Benefit Pension Plans and Postretirement Benefit Plans
Prior to the MSGE Distribution, the Company sponsored a non-contributory, qualified cash balance retirement plan covering its non-union employees (the “Cash Balance Pension Plan”) and an unfunded non-contributory, non-qualified excess cash balance plan (the “Excess Cash Balance Plan”) covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”). Since March 1, 2011, the Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined benefit pension plan covering non-union employees hired prior to January 1, 2001.
Also, the Company historically sponsored an unfunded non-contributory, non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan which was merged into the Cash Balance Pension Plan on March 1, 2011 (the “Excess Plan”). As of December 31, 2007, the Excess Plan was amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans.
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
Prior to the MSGE Distribution the Company sponsored a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Union Plan”). Benefits payable to retirees under the Union Plan are based upon years of Benefit Service (as defined in the Union Plan document).
The Cash Balance Plans, Union Plan, and Excess Plan are collectively referred to as the “MSGE Pension Plans.”

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition, the Company also sponsored a contributory welfare plan which provided certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 who are eligible to commence receipt of early or normal benefits under the Cash Balance Pension Plan and their dependents, as well as certain union employees (“Postretirement Plan”).
As of the MSGE Distribution Date the Company and MSG Entertainment entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the MSGE Distribution with regard to historical liabilities under the Company’s former pension and postretirement plans. Under the Employee Matters Agreement, the MSGE Pension Plans and Postretirement Plan were transferred to MSG Entertainment. However, the Company has retained liabilities from the Excess Cash Balance Plan and Excess Plan that related to its current employees, former employees (other than employees transferred to MSG Entertainment in connection with the MSGE Distribution) and employees that are employed in a senior executive capacity by both the MSG Sports and MSG Entertainment. Such liabilities were transferred to the MSG Sports, LLC Excess Cash Balance Plan (the “MSGS Excess Cash Balance Plan”) and MSG Sports, LLC Excess Retirement Plan (the “MSGS Excess Retirement Plan”), which the Company established in connection with the MSGE Distribution and are collectively referred to the “MSGS Pension Plans”.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2020 and 2019, associated with the MSGE Pension Plans, MSGS Pension Plans and Postretirement Plan, based upon actuarial valuations as of those measurement dates.

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$173,569	$161,236	$4,307	$6,750
Service cost	75	91	44	57
Interest cost	4,285	5,895	86	150
Actuarial loss (gain)	895	12,376	805	(572)
Benefits paid	(5,315)	(5,686)	(1,025)	(565)
Plan settlements paid	(551)	(343)	—	—
Other	—	—	—	(1,513)
Transfer due to the MSGE Distribution	(162,901)	—	(4,217)	—
Benefit obligation at end of period	10,057	173,569	—	4,307
Change in plan assets:
Fair value of plan assets at beginning of period	132,965	115,054	—	—
Actual return on plan assets	10,017	12,372	—	—
Employer contributions	7,811	11,568	—	—
Benefits paid	(5,315)	(5,686)	—	—
Plan settlements paid	(551)	(343)	—	—
Transfer due to the MSGE Distribution	(144,927)	—	—	—
Fair value of plan assets at end of period	—	132,965	—	—
Funded status at end of period	$(10,057)	$(40,604)	$—	$(4,307)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amounts recognized in the consolidated balance sheets as of June 30, 2020 and 2019 consist of:

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Current liabilities (included in accrued employee related costs) of continuing operations	$(3,043)	$(2,667)	$—	$—
Non-current liabilities (included in defined benefit and other postretirement obligations) of continuing operations	(7,014)	(7,049)	—	—
Current liabilities of discontinued operations	—	(581)	—	(345)
Non-current liabilities of discontinued operations	—	(30,307)	—	(3,962)
	$(10,057)	$(40,604)	$—	$(4,307)

Accumulated other comprehensive loss, before income tax, as of June 30, 2020 and 2019 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Actuarial loss	$(2,139)	$(39,793)	$—	$(754)
	$(2,139)	$(39,793)	$—	$(754)

In connection with the MSGE Distribution, the Company transferred to MSG Entertainment the accumulated other comprehensive income (loss) related to the MSGE Pension Plans and Postretirement Plan.
The following table presents components of net periodic benefit cost for the MSGE Pension Plans, MSGS Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the years ended June 30, 2020, 2019 and 2018. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Service cost	$75	$91	$85	$44	$57	$120
Interest cost	4,285	5,895	5,231	86	150	215
Expected return on plan assets	(4,240)	(3,133)	(2,634)	—	—	—
Recognized actuarial loss	930	1,281	1,219	5	5	100
Amortization of unrecognized prior service cost (credit)	—	—	—	—	(7)	(37)
Settlement loss recognized (a)	67	52	87	—	—	—
Other	—	—	—	—	(1,513)	—
Net periodic benefit cost	$1,117	$4,186	$3,988	$135	$(1,308)	$398
_________________

(a)
For the years ended June 30, 2020, 2019 and 2018, lump-sum payments totaling $551, $343 and $506, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of March 31, 2020, June 30, 2019 and March 31, 2018 for the years ended June 30, 2020, 2019 and 2018, respectively. Discount rates used for the projected benefit obligation and interest cost were 3.21% and 2.55% as

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of June 30, 2020, respectively, 3.75% and 3.18% as of June 30, 2019, respectively, and 3.53% and 2.16% as of March 31, 2018, respectively. Additionally, settlement charges of $67, $52 and $87 were recognized in Miscellaneous income (expense), net for the years ended June 30, 2020, 2019 and 2018, respectively.
Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Continuing Operations	$395	$434	$504	$—	$—	$—
Discontinued Operations	722	3,752	3,484	135	(1,308)	398
Total net periodic benefit cost	$1,117	$4,186	$3,988	$135	$(1,308)	$398

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2020, 2019 and 2018 are as follows:

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Actuarial gain (loss), net	$(321)	$(3,137)	$(1,978)	$—	$572	$(1,437)
Recognized actuarial loss	930	1,281	1,219	5	5	100
Recognized prior service credit	—	—	—	—	(7)	(37)
Settlement loss recognized	67	52	87	—	—	—
Transfer due to the MSGE Distribution	37,049	—	—	749	—	—
Total recognized in other comprehensive income (loss)	$37,725	$(1,804)	$(672)	$754	$570	$(1,374)

The estimated net loss for the MSGS Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as a component of net periodic benefit cost over the next fiscal year is $103.
Funded Status
The accumulated benefit obligation for the MSGE Pension Plans aggregated to $173,569 at June 30, 2019. As of June 30, 2019, each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets. As a result of the MSGE Distribution, effective the MSGE Distribution Date, the Company sponsors only unfunded non-contributory pension plans.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2020 and 2019 are as follows:

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Discount rate	2.29%	3.58%	n/a	3.18%
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2020, 2019 and 2018 are as follows:

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Discount rate - projected benefit obligation	3.58%	4.19%	3.81%	3.18%	4.06%	3.54%
Discount rate - service cost	3.78%	4.25%	3.93%	3.45%	4.25%	3.83%
Discount rate - interest cost	3.10%	3.90%	3.32%	2.84%	3.67%	3.05%
Expected long-term return on plan assets	5.52%	3.72%	3.46%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.75%	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027

The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2020 and 2019 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates are a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2020	2019	2018	2020	2019
One percentage point increase	$12	$19	$37	n/a	$335
One percentage point decrease	(11)	(17)	(33)	n/a	(303)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2019 was as 81% fixed income securities and 19% cash equivalents. As discussed above, in connection with the MSGE Distribution, the Company only retained liabilities associated with unfunded and unqualified pension plans. Thus, the MSGS Pension Plans did not carry any investments as of June 30, 2020.
Prior to the MSGE Distribution, investment allocation decisions had been made by the Company’s Investment and Benefits Committee, which considered investment advice provided by the Company’s external investment consultant. The investment consultant took into account expected long-term risks, returns, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefits Committee. The investment consultant also considered the pension plans’ liabilities when making investment allocation recommendations. The Company’s Investment and Benefits Committee’s decisions were influenced by asset/liability studies conducted by the external investment consultant who combined actuarial considerations and strategic investment advice. The major investment categories of the pension plan assets are in cash equivalents and long duration fixed income securities that are marked-to-market on a daily basis. As a result, the pension plan assets are subjected to interest-rate risk, specifically to a rising interest rate environment, as the majority of the pension plan assets are invested in long duration fixed income securities. However, the pension plan assets are structured in an asset/liability framework, and consequently, an increase in interest rates would cause a corresponding decrease to the overall liability of the pension plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient investment returns to cover future pension plan liabilities and imperfect hedging of such liabilities. In addition, a portion of the long duration fixed income securities portfolio is invested in non-government securities that are subject to credit risk of the issuers who might default on interest and/or principal payments.
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2019 by asset class are as follows:

	Fair Value Hierarchy	June 30, 2019
Fixed income securities:
U.S. Treasury Securities	I	$26,238
U.S. corporate bonds	II	68,968
Foreign issued corporate bonds	II	11,436
Municipal bonds	II	396
Money market accounts	I	25,927
Total investments measured at fair value		$132,965

Contributions for Qualified Defined Benefit Pension Plans
During the year ended June 30, 2020, the Company contributed $7,000 to the Cash Balance Pension Plan and $260 to the Union Plan. As a result of the MSGE Distribution, the Company no longer sponsors funded qualified pension plans.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the MSGS Pension Plans:

Fiscal year ending June 30, 2021	$3,050
Fiscal year ending June 30, 2022	320
Fiscal year ending June 30, 2023	300
Fiscal year ending June 30, 2024	350
Fiscal year ending June 30, 2025	520
Fiscal years ending June 30, 2025 – 2029	2,520

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Defined Contribution Pension Plans
Prior to the MSGE Distribution, the Company sponsored The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), which is a multiple employer plan and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”) and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”), which is also a multiple employer plan. As a result of the MSGE Distribution, the Savings Plans and Union Savings Plan were transferred to MSG Entertainment. However, MSG Sports employees continue to participate in the 401(k) Plan. In addition, pursuant to the Employee Matters Agreement the Company established MSG Sports LLC Excess Savings Plan to provide non-qualified retirement benefits to eligible MSG Sports employees and assumed the liabilities associated with MSG Sports employees as of the MSGE Distribution Date of the MSG S&E, LLC Excess Savings Plan.
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations for the years ended June 30, 2020, 2019 and 2018 are as follows:

	Years Ended June 30,
	2020	2019	2018
Continuing Operations	$4,674	$7,925	$6,248
Discontinued Operations	1,411	2,712	2,323
Total Savings Plan Expenses	$6,085	$10,637	$8,571

For the years ended June 30, 2020, 2019 and 2018, expenses related to the Union Savings Plan included in the accompanying consolidated statements of operations were $526, $521 and $533, respectively. These amounts have been classified in the consolidated statements of operations as discontinued operations for all periods presented.
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

The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2020, 2019 and 2018, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2020 and 2019 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Madison Square Garden Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2020	2019		2020	2019	2018	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players’ Pension Plan	83-2172122	001	Yellow	Yellow	Implemented	$3,780	$3,217	$1,932	No	6/2024 (with certain termination rights becoming effective 6/2023)
			as of	as of
			2/1/2019	2/1/2018
National Hockey League Players’ Retirement Benefit Plan	46-2555356	001	Green	Green	No	1,150	1,197	1,200	No	9/2026
			as of	as of
			4/30/2019	4/30/2018
All Other Multiemployer Defined Benefit Pension Plans						398	381	402
						$5,328	$4,795	$3,534

The Company was not listed as providing more than 5 percent of the total contributions in any Form 5500 for the years ended June 30, 2020, 2019 and 2018.
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $1,200, $1,066 and $973 for the years ended June 30, 2020, 2019 and 2018, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $2,559, $2,466 and $2,198 for the years ended June 30, 2020, 2019 and 2018, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
Note 15. Share-based Compensation
The Company has two share-based compensation plans: the 2015 Employee Stock Plan (the “Employee Stock Plan”) and the 2015 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights and other equity-based awards. The Company may grant awards for up to 2,650 shares of the Company’s Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. RSUs that were awarded under the Employee Stock Plan are generally subject to three-year cliff vesting, or vest ratably over three years, with some RSUs being subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 160 shares of the Company’s Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

provided in an applicable award agreement, restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
In connection with the MSGE Distribution, pursuant to the terms of the incentive plans and award agreements, (i) each holder of an RSU and performance RSU (“PSU”) granted under the Employee Stock Plan received one MSG Entertainment RSU or PSU in respect of every one Company RSU or PSU owned on the Record Date and continues to be entitled to a share of the Company’s Class A Common Stock (or cash or other property) for each Company RSU or PSU in accordance with the existing award agreement, (ii) one share of MSG Entertainment Class A Common Stock was issued under the MSG Entertainment Non-Employee Director Plan in respect of every one RSU outstanding under the Company’s Non-Employee Director Plan, which remain outstanding and continue to be entitled to a share of the Company’s Class A Common Stock (or cash or other property) in accordance with the existing award agreement, and (iii) each option to purchase the Company’s Class A Common Stock became two options: one option to acquire MSG Entertainment Class A Common Stock and one option to acquire the Company’s Class A Common Stock. The existing exercise price was allocated between the Company’s options and the new MSG Entertainment options based upon the volume-weighted average prices of the MSG Entertainment Class A Common Stock and the Company’s Class A Common Stock using the 10-day volume weighted average trading price immediately following the MSGE Distribution, and the underlying share amount was consistent with the one-to-one distribution ratio in the MSGE Distribution. Other than the split of the options and the allocation of the existing exercise price, there were no additional adjustments to the existing options in connection with the MSGE Distribution.
The Company’s RSUs/PSUs and/or stock options held by individuals who are solely MSG Entertainment employees will not be expensed by the Company; however, such RSUs/PSUs and/or stock options do have a dilutive effect on earnings (loss) per share available to the Company’s common stockholders.
Share-based Compensation Expense
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year cliff or graded vesting subject to continued employment. For awards that are graded vesting and subject to performance conditions, in addition to continued employment, the Company uses the graded-vesting method to recognize share-based compensation expense.
Share-based compensation expense was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses. Share-based compensation expense recorded during the years ended June 30, 2020, 2019 and 2018 was $48,693, $49,113 and $40,594, respectively. There were no costs related to share-based compensation in continuing operations that were capitalized for the years ended June 30, 2020, 2019 and 2018.
As of June 30, 2020, there was $18,851 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years for unvested RSUs and PSUs. In addition, the Company had $7,171 of unrecognized compensation cost related to unvested stock options held by the Company’s employees, which is expected to be recognized over a weighted-average period of approximately 2.1 years as of June 30, 2020.
Share-based compensation expense for discontinued operations during the years ended June 30, 2020, 2019 and 2018 was $8,303, $10,361 and $6,969, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company and MSG Entertainment employees, for the year ended June 30, 2020:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant (a)
	Nonperformance Based Vesting RSUs	PSUs and Performance Based Vesting RSUs
Unvested award balance as of June 30, 2019	229	359	$252.02
Granted	171	116	$243.55
Vested	(111)	(125)	$214.86
Forfeited	(14)	(23)	$258.32
Unvested award balance as of June 30, 2020	275	327	$262.13
_________________

(a)
Weighted-average fair value per share at date of grant as of June 30, 2019 and for activity prior to the MSGE Distribution Date does not reflect any adjustment associated with the MSGE Distribution. See above for a discussion of the treatment of RSUs and PSUs in connection with the MSGE Distribution.

The fair value of RSUs and PSUs that vested during the year ended June 30, 2020 was $60,282. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 104 of these RSUs and PSUs, with an aggregate value of $26,777 were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2020.
The fair value of RSUs and PSUs that vested during the years ended June 30, 2019 and 2018 was $51,350 and $76,226, respectively. The weighted-average fair value per share at grant date of RSUs and PSUs granted during the years ended June 30, 2019 and 2018 was $304.53 and $214.08, respectively.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the year ended June 30, 2020:

	Number of	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Time Vesting Options
Balance as of June 30, 2019	543	$325.47
Granted	—	$—
Balance as of June 30, 2020	543	$225.79	6.06	$104
Exercisable as of June 30, 2020	175	$207.90	6.37	$69

_________________

(a)
Weighted-average exercise price per share as of June 30, 2019 and for activity prior to the MSGE Distribution Date does not reflect any adjustment associated with the MSGE Distribution. See above for a discussion of the treatment of options in connection with the MSGE Distribution.

During the year ended June 30, 2019, the Company granted 449 stock options that consisted of market priced stock options and premium priced stock options. The exercise prices of the premium priced stock options were set at a 10% and a 25% premium to the closing stock price at the date of grant. These stock options vest ratably over four years and are being expensed on a straight-line basis over the vesting period. The maximum contractual term is 7.5 years. The Company calculated the fair value of the market priced options on the date of grant using the Black-Scholes option pricing model and the premium priced options

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

using the Monte Carlo Simulation. The following are key assumptions used to calculate the weighted-average grant date fair value of the stock options:

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
Note 16. Stock Repurchase Program
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
During the year ended June 30, 2020, the Company did not engage in any share repurchase activities under its share repurchase program. As of June 30, 2020, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 17. Related Party Transactions
As of June 30, 2020, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 3.5% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.9% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Networks and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Entertainment and MSG Networks, as applicable:

•
Sponsorship sales and service representation agreements pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission;

•
Team sponsorship allocation agreement with MSG Entertainment, pursuant to which teams continue receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the MSGE Distribution Date;

•
Arena License Agreements pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sale of food and beverage concessions and catering services during the Knicks and Rangers home games, (v) provides day of game services that were historically provided prior to the MSGE Distribution, and (vi) provides other general services within The Garden;

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•
Media rights agreements, that the Company and MSG Networks entered into in connection with the MSGS Distribution, providing MSG Networks with local telecast rights for the Knicks and Rangers Knicks for a 20-year term in exchange for media rights fees;

•
Transition Services Agreement (the “TSA”) pursuant to which the Company receives certain services from MSG Entertainment, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services, in exchange for service fees;

•	A services agreement with MSG Networks, pursuant to which the Company provides certain legal services to MSG Networks (the “Current MSGN Services Agreement”);

•	Sublease agreement, pursuant to which the Company leases an office space from MSG Entertainment;

•
Group ticket sales representation agreement, pursuant to which MSG Entertainment appointed the Company as its sales and service representative to sell group ticket packages related to MSG Entertainment events in exchange for a commission;

•
Single night rental commission agreement, pursuant to which the Company may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual MSG Entertainment events in exchange for a commission;

•
The DDTL Facilities with MSG Entertainment that provide for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for the Knicks and Rangers, respectively. See Note 13 for more information;

•
Aircraft sharing agreements pursuant to which MSG Entertainment has agreed from time to time to make its aircraft and an aircraft it leases from another related party available to the Company for lease on a “time sharing” basis;

•
Other agreements with MSG Entertainment entered into in connection with the MSGE Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements; and

•	Other agreements with MSG Networks entered into in connection with the MSGE Distribution, including a tax disaffiliation agreement, an employee matters agreement and certain other arrangements.
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with MSG Entertainment and MSG Networks and (ii) the Company’s Vice Chairman with AMC Networks, MSG Entertainment and MSG Networks. Additionally, the Company, MSG Entertainment, MSG Networks and AMC Networks agreed on an allocation of the costs of certain personal aircraft and helicopter use by their shared executives.
From time to time the Company has entered into, and is expected to continue to enter into, arrangements with 605, LLC. Kristin A. Dolan, a director of the Company and spouse of James L. Dolan, is the founder and Chief Executive Officer of 605, LLC.  James L. Dolan, the Company’s Executive Chairman and a director, and Kristin A. Dolan own 50% of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
Related Party Arrangements Prior to the MSGE Distribution
Following the MSGE Distribution, except as otherwise noted, the Company is no longer party to the arrangements described below. However, the amounts associated with such arrangements are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution.
The Company had various agreements with MSG Networks, including an advertising sales representation agreement and a services agreement (the “Prior MSGN Services Agreement”). Pursuant to the Prior MSGN Services Agreement, which was effective July 1, 2019, the Company provided certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provided certain services to the Company, in exchange for service fees.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Effective as of the MSGE Distribution, this agreement is now between MSG Entertainment and MSG Networks. The Company separately entered into the Current MSGN Services Agreement. See “— Current Related Party Arrangements.”
The Company shared certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman with MSG Networks and (ii) the Company’s Vice Chairman with MSG Networks and AMC Networks. Additionally, the Company, MSG Networks and AMC Networks agreed on an allocation of the costs of certain personal aircraft and helicopter use by their shared executives. Following the MSGE Distribution, the Company also shares these expenses with MSG Entertainment. See “— Current Related Party Arrangements.”
Prior to September 2018, the Company had an arrangement with the Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, AMC Networks and MSG Networks providing for the sharing of certain expenses associated with executive office space which was available to James L. Dolan (the Executive Chairman and a director of the Company, the Executive Chairman, Chief Executive Officer and a director of MSG Entertainment, the Executive Chairman and a director of MSG Networks, and a director of AMC Networks), Charles F. Dolan (the father of James L. Dolan and the Executive Chairman and a director of AMC Networks and a director of the Company, MSG Entertainment and MSG Networks), and the DFO.
The Company was a party to various Aircraft Support Services Agreements (the “Support Agreements”), pursuant to which the Company provided certain aircraft support services to entities controlled by (i) James L. Dolan, (ii) Charles F. Dolan, and (iii) Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan. On December 17, 2018, the Company terminated the agreement providing services to the entity controlled by Charles F. Dolan, and entered into a new agreement with Charles F. Dolan and certain of his children, who are siblings of James L. Dolan, specifically: Thomas C. Dolan (a director of the Company), Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, which provided substantially the same services as the prior agreement for a new aircraft.
In addition, the Company was party to reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan and Kristin A. Dolan, his spouse and a director of the Company, and (ii) Charles F. Dolan and Sterling Aviation, LLC, a company controlled by Charles F. Dolan (collectively, “CFD”), pursuant to which the Company has agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD may lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft (the “G550 Aircraft”). On December 17, 2018, in connection with the purchase of a new aircraft (as noted above), the Company replaced the dry lease agreement with CFD with a new dry lease agreement with Sterling2k LLC, an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of CFD and the sister of James L. Dolan, which provides for the Company’s usage of the new aircraft on the same terms as the prior agreement.
On May 6, 2019, the Company entered into a dry lease agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, pursuant to which the Company was permitted to lease on a non-exclusive basis Brighid Air’s Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”). In connection with the dry lease agreement, on May 6, 2019, the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with DFO, an entity owned and controlled by Charles F. Dolan, pursuant to which the Company was permitted to utilize pilots employed by DFO for purposes of flying the Challenger when the Company was leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
The Company and each of MSG Networks and AMC Networks were party to certain aircraft time sharing agreements, pursuant to which the Company agreed from time to time to make its aircraft available to MSG Networks and/or AMC Networks for lease on a “time sharing” basis.
In addition to the aircraft arrangements described above, certain executives of the Company were party to aircraft time sharing agreements, pursuant to which the Company agreed from time to time to make certain aircraft available for lease on a “time sharing” basis for personal use in exchange for payment of actual expenses of the flight (as listed in the agreement).

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily with MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2020, 2019 and 2018:

	Years Ended June 30,
	2020	2019	2018
Revenues	$138,881	$148,207	$142,319
Operating expenses (credits):
Corporate general and administrative expenses, net — MSG Networks	$(8,376)	$(10,362)	$(9,961)
Corporate general and administrative expenses, net — MSG Entertainment	9,530	—	—
Costs associated with the Sponsorship sales and service representation agreements	2,486	—	—
Other operating expenses (credits), net	(337)	(693)	(233)

Revenues
Revenues from related parties primarily consist of local media rights recognized from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets. In addition, pursuant to the group ticket sales representation agreement, the Company charges MSG Entertainment a share of the cost of the Company’s sales and service staff and related overhead, which are included in the revenues from related parties in the fiscal year 2020. Additionally, pursuant to this agreement, the Company earns commission on group ticket packages sales related to MSG Entertainment events. The Company has not earned such commission during the fiscal year 2020.
Corporate General and Administrative Expenses, net — MSG Networks
The Company’s corporate overhead expenses that were charged to MSG Networks prior to MSGE Distribution are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. These charges are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution as they do not meet the criteria for inclusion in discontinued operations. Except for certain legal services, following the MSGE Distribution, the Company no longer provides these services to MSG Networks.
Corporate general and administrative expense, net — MSG Networks reflects charges from the Company to MSG Networks under the Current MSGN Services Agreement and Prior MSGN Services Agreement of $8,474, $10,467, and $9,474, net of general and administrative costs charged to the Company by MSG Networks, for the years ended June 30, 2020, 2019 and 2018, respectively.
Corporate general and administrative expenses, net — MSG Entertainment
Corporate general and administrative expense, net — MSG Entertainment reflects charges of $8,916 from MSG Entertainment pursuant to the TSA for certain business functions that were previously performed by internal resources. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
Costs associated with the Sponsorship sales and service representation agreements
Pursuant to the Sponsorship sales and service representation agreements, MSG Entertainment charges the Company sales commission fees and sponsorship fulfillment costs, as well as costs of MSG Entertainment sales and service staff and overhead associated with the sales of sponsorship assets.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Other operating expenses, net include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

CFD and (ii) time sharing agreements with MSG Networks and AMC Networks. Following the MSGE Distribution, the Company no longer provides these services to MSG Networks. However, these charges are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution as they but which do not meet the criteria for inclusion in discontinued operations.
Discontinued operations
Related party transactions included in income (loss) from discontinued operations in the accompanying consolidated statements of operations include the following (i) revenues from related parties of $13,106, $16,199, and $14,052 for the years ended June 30, 2020, 2019 and 2018, respectively, (ii) operating expenses charged by related parties of $897, $3,542, and $6,088 for the years ended June 30, 2020, 2019 and 2018, respectively, (iii) interest income from nonconsolidated affiliates of $3,105 and $5,696, for the years ended June 30, 2019 and 2018, respectively, and (iv) equity in earnings (loss) of equity-method investments of $(3,739), $7,062, and $(7,770) for the years ended June 30, 2020, 2019 and 2018, respectively.
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
For the fiscal year ended June 30, 2018, the Company used a blended statutory federal income tax rate of 28% based upon the number of days that it was taxed at the former rate of 35% and the number of days taxed at the new rate of 21%.
Income tax expense (benefit) attributable to continuing operations is comprised of the following components:

	Years Ended June 30,
	2020	2019	2018
Current expense:
Federal	$(676)	$—	$—
State and other	—	357	—
	(676)	357	—
Deferred expense (benefit):
Federal	13,871	(7,320)	(55,321)
State and other	7,398	(5,656)	(4,071)
	21,269	(12,976)	(59,392)
Income tax expense (benefit)	$20,593	$(12,619)	$(59,392)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2020	2019	2018
Federal tax benefit at statutory federal rate	$(20,590)	$(12,734)	$(5,973)
State income taxes, net of federal benefit	(7,332)	(2,873)	(1,909)
Change in the estimated applicable tax rate used to determine deferred taxes	391	(1,055)	(50,169)
Nondeductible disability insurance premiums expense	1,027	482	1,436
Federal tax credits	(1,480)	(1,900)	—
GAAP income of consolidated partnership attributable to non-controlling interests	492	483	599
Tax effect of indefinite-lived intangible amortization	204	204	159
Change in valuation allowance	46,310	—	—
Nondeductible officers’ compensation (a)	4,287	8,521	—
Nondeductible expenses	762	596	377
Excess tax benefit related to shared based-payments awards	(3,478)	(4,555)	(1,671)
Other	—	212	(2,241)
Income tax expense (benefit)	$20,593	$(12,619)	$(59,392)
_________________

(a)
The TCJA included changes to Internal Revenue Code Section 162(m), including elimination of the exception for qualified performance-based compensation over the $1,000 annual limit. Accordingly, effective January 1, 2018, all compensation for certain officers in excess of $1,000 is nondeductible.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2020 and 2019 are as follows:

	June 30,
	2020	2019
Deferred tax asset:
Net operating loss carryforwards	$44,935	$57,970
Tax credit carryforwards	6,795	5,673
Accrued employee benefits	38,736	36,895
Accrued expenses	4,226	24,643
Restricted stock units and stock options	6,186	7,440
Other	2,837	4,849
Total deferred tax assets	$103,715	$137,470
Less valuation allowance	(48,133)	(66,297)
Net deferred tax assets	$55,582	$71,173

Deferred tax liabilities:
Intangible and other assets	$(101,202)	$(100,378)
Prepaid expenses	(7,164)	(6,279)
Investments	(4,937)	(965)
Total deferred tax liabilities	$(113,303)	$(107,622)

Net deferred tax liability	$(57,721)	$(36,449)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward (“NOL”) and its future deductible temporary differences. Due primarily to the uncertainty related to operating disruptions due to COVID-19, in the fourth quarter of the fiscal year ended June 30, 2020, management concluded that is more likely than not that the Company will not realize the benefit for a portion of its deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The NOL as of June 30, 2020 is approximately $122,000, including $46,000, that will expire in 2036.
The Company does not have any recorded unrecognized tax benefit for uncertain tax positions as of June 30, 2020 and 2019.
Prior to the MSGE Distribution, MSG Entertainment's collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the MSGE Distribution Date. The estimated amount of tax on the acceleration of such deferred revenue is approximately $56,000 and will be the responsibility of the Company. MSG Entertainment will not reimburse the Company for such taxes. However, the Company completely offset the taxable income of discontinued operations, including taxable income resulting from the tax acceleration of deferred revenue with NOLs. The deferred tax assets for such NOLs had a full valuation allowance. Therefore, both the deferred tax asset and valuation allowance were reduced by $68,000 with no residual tax expense. In addition, during the quarter ended June 30, 2020 the Company recorded a valuation allowance increase of $46,310 that is included in tax expense attributable to continuing operations, which partially offsets the decrease recorded in discontinued operations.
As of June 30, 2019, the valuation allowance attributable to continuing operations equals the amount of historical valuation allowance in excess of the amount required for discontinued operations.
Prior to the MSGE Distribution, the Company and MSG Entertainment entered into a Tax Disaffiliation Agreement (“TDA”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits. Under the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

TDA, the Company will generally be responsible for all U.S. federal, state, local and other applicable income taxes of MSG Entertainment for any taxable period or portion of such period ending on or before the MSGE Distribution Date.
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
The federal and state statute of limitations are currently open on the Company’s tax returns for 2017 and 2016, respectively, and forward.
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
The following individual non-affiliated customers accounted for the following percentages of the Company’s consolidated accounts receivable balances:

	June 30,
	2020	2019
Customer A	55%	78%
Customer B	11%	2%

The Company had non-affiliated revenues from a customer that represented 13%, 13% and 12% of consolidated revenues for the years ended June 30, 2020, 2019 and 2018. Revenues from MSG Networks amounted to $138,173, $148,178 and $142,281 for the years ended June 30, 2020, 2019 and 2018, which represent 23%, 20% and 20%, respectively, of the Company’s consolidated revenues (see Note 17).
As of June 30, 2020, approximately 94 full-time and part-time employees, who represent approximately 11% of the Company’s workforce, are subject to CBAs. The current NHL CBA expires on September 15, 2022, but the NHL and NHLPA have recently agreed on terms by which the CBA will be extended through and including September 15, 2026 (with the possibility of an additional one year extension in certain circumstances). See Note 21 for summary of the principal aspects of the new NHL CBA and revenue sharing plan. The current NBA CBA expires after the 2023-24 season (although the NBA and NBPA each has the right to terminate the CBA effective following the 2022-23 season). In addition, the NBA and the NBPA currently have the right to terminate the CBA through October 15, 2020 (unless extended). There are no union employees subject to CBAs that expired as of June 30, 2020 and no union employees subject to CBAs that will expire by June 30, 2021 if they are not extended prior thereto.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 20. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended June 30, 2020 and 2019:

	Three Months Ended				Year ended June 30, 2020
	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020
Revenues	$49,850	$292,798	$267,631	$(6,960)	$603,319
Operating expenses	109,174	293,031	257,006	37,974	697,185
Operating income (loss)	$(59,324)	$(233)	$10,625	$(44,934)	$(93,866)

Income (loss) from continuing operations	$(40,191)	$(3,657)	$4,183	$(78,976)	$(118,641)
Income (loss) from discontinued operations, net of taxes	(40,475)	96,006	(145,249)	(504)	(90,222)
Net income (loss)	$(80,666)	$92,349	$(141,066)	$(79,480)	$(208,863)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(79,981)	$94,141	$(118,029)	$(78,519)	$(182,388)

Earnings (loss) per share:
Basic
Continuing operations	$(1.67)	$(0.13)	$0.20	$(3.26)	$(4.86)
Discontinued operations	$(1.69)	$4.07	$(5.12)	$(0.01)	$(2.76)
Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(3.36)	$3.94	$(4.92)	$(3.27)	$(7.62)

Diluted
Continuing operations	$(1.67)	$(0.13)	$0.20	$(3.26)	$(4.86)
Discontinued operations	$(1.69)	$4.06	$(5.12)	$(0.01)	$(2.76)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(3.36)	$3.93	$(4.92)	$(3.27)	$(7.62)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended				Year ended June 30, 2019
	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Revenues	$50,828	$286,931	$323,495	$68,150	$729,404
Operating expenses	84,034	298,828	280,608	124,129	787,599
Operating income (loss)	$(33,206)	$(11,897)	$42,887	$(55,979)	$(58,195)

Income (loss) from continuing operations	$(24,085)	$(12,714)	$26,260	$(37,483)	$(48,022)
Income (loss) from discontinued operations, net of taxes	(9,963)	88,682	7,903	(41,717)	44,905
Net income (loss)	$(34,048)	$75,968	$34,163	$(79,200)	$(3,117)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(32,212)	$81,599	$35,271	$(73,231)	$11,427

Earnings (loss) per share:
Basic
Continuing operations	$(0.99)	$(0.50)	$1.12	$(1.56)	$(1.92)
Discontinued operations	$(0.37)	$3.93	$0.36	$(1.52)	$2.40
Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(1.36)	$3.43	$1.48	$(3.08)	$0.48

Diluted
Continuing operations	$(0.99)	$(0.50)	$1.12	$(1.56)	$(1.91)
Discontinued operations	$(0.37)	$3.92	$0.36	$(1.52)	$2.39
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(1.36)	$3.42	$1.48	$(3.08)	$0.48

Note 21. Subsequent Events
NHL CBA
In July 2020, the NHL and NHLPA agreed to extend the NHL CBA through and including September 15, 2026 (with the possibility of an additional one-year extension in certain circumstances) with certain modifications. The principal aspects of the NHL CBA and revenue sharing plan are expected to remain unchanged except that the new NHL CBA limits the amount of deductions to be withheld from player salaries each year; if annual excess deductions from player salaries are insufficient to limit league-wide player salaries to 50% of that season’s league-wide revenues, any shortfall will be carried forward to future seasons and remain due from the players to the league.
Knicks Unsecured Credit Facility
On August 11, 2020, the Company renewed Knicks Unsecured Credit Facility, which matures on September 24, 2021. See Note 13 for more information.