Form 10-Q
period 2020-09-30
Madison Square Garden Sports Corp.
filed 2020-11-09
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 30, 2020:

Class A Common Stock par value $0.01 per share	—	19,582,001
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,527	$77,852
Restricted cash	2,679	12,821
Accounts receivable, net	15,465	7,403
Net related party receivables	8,904	135
Prepaid expenses	35,618	20,634
Other current assets	9,907	9,433
Total current assets	96,100	128,278
Property and equipment, net of accumulated depreciation and amortization of $39,756 and $38,361 as of September 30, 2020 and June 30, 2020, respectively	38,281	39,597
Right-of-use lease assets	720,326	718,051
Amortizable intangible assets, net	2,489	2,754
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Other assets	23,071	6,019
Total assets	$1,219,366	$1,233,798

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	September 30, 2020	June 30, 2020
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,303	$2,301
Net related party payables	39,048	17,952
Accrued liabilities:
Employee related costs	49,764	71,451
Other accrued liabilities	45,533	33,071
Operating lease liabilities, current	38,789	39,131
Deferred revenue	138,007	126,348
Total current liabilities	312,444	290,254
Long-term debt	350,000	350,000
Operating lease liabilities, noncurrent	682,079	679,053
Defined benefit and other postretirement obligations	6,746	7,014
Other employee related costs	47,787	50,027
Deferred tax liabilities, net	57,223	57,721
Other liabilities	2,980	3,164
Total liabilities	1,459,259	1,437,233
Commitments and contingencies (see Note 10)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,582 and 19,466 shares outstanding as of September 30, 2020 and June 30, 2020, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2020 and June 30, 2020	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2020 and June 30, 2020	—	—
Additional paid-in capital	—	5,940
Treasury stock, at cost, 866 and 982 shares as of September 30, 2020 and June 30, 2020, respectively	(147,605)	(167,431)
Accumulated deficit	(93,361)	(43,605)
Accumulated other comprehensive loss	(2,129)	(2,139)
Total Madison Square Garden Sports Corp. stockholders’ equity	(242,846)	(206,986)
Nonredeemable noncontrolling interests	2,953	3,551
Total equity	(239,893)	(203,435)
Total liabilities and equity	$1,219,366	$1,233,798

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
Revenues (a)	$57,038	$49,850

Operating expenses:
Direct operating expenses (b)	39,786	18,419
Selling, general and administrative expenses (c)	42,996	85,910
Depreciation and amortization	1,660	4,845
Operating loss	(27,404)	(59,324)
Other income (expense):
Interest income	—	293
Interest expense	(1,989)	(577)
Miscellaneous expense, net	(120)	(86)
	(2,109)	(370)
Loss from continuing operations before income taxes	(29,513)	(59,694)
Income tax benefit	498	19,503
Loss from continuing operations	(29,015)	(40,191)
Loss from discontinued operations, net of taxes	—	(40,475)
Net loss	(29,015)	(80,666)
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(598)	(450)
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	(163)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(72)
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(28,417)	$(79,981)

Basic
Continuing operations	$(1.18)	$(1.67)
Discontinued operations	—	(1.69)
Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(1.18)	$(3.36)
Diluted
Continuing operations	$(1.18)	$(1.67)
Discontinued operations	—	(1.69)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(1.18)	$(3.36)
Weighted-average number of common shares outstanding:
Basic	24,062	23,827
Diluted	24,062	23,827
_________________
(a)Includes revenues from related parties of $9,061 and $6,327 for the three months ended September 30, 2020 and 2019, respectively.
(b)Includes net charges from related parties of $614 and $0 for the three months ended September 30, 2020 and 2019, respectively.
(c)Includes net charges from (to) related parties of $13,747 and $(2,657) for the three months ended September 30, 2020 and 2019, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2020	2019
Net loss	$(29,015)	$(80,666)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	10	339
Cumulative translation adjustments	—	(10,018)
Other comprehensive income (loss), before income taxes	10	(9,679)
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of income taxes	10	(9,679)
Comprehensive loss	(29,005)	(90,345)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from continuing operations	(598)	(450)
Less: Comprehensive loss attributable to redeemable noncontrolling interests from discontinued operations	—	(163)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(72)
Comprehensive loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(28,407)	$(89,660)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,015)	$(80,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	28,991
Provision (benefits) from deferred income taxes	(498)	301
Share-based compensation expense	6,345	16,891
Loss in equity method investments, net of income distributions	—	1,473
Purchase accounting adjustments associated with leases	—	2,276
Unrealized gains on equity investment with readily determinable fair value	—	(5,293)
(Recovery of) provision for doubtful accounts	(175)	759
Other non-cash adjustments	127	79
Change in assets and liabilities:
Accounts receivable, net	(7,887)	(24,855)
Net related party receivables	(8,769)	(45)
Prepaid expenses and other assets	(32,679)	(49,331)
Accounts payable	(998)	1,389
Net related party payables	14,000	(14,939)
Accrued and other liabilities	(11,668)	(30,859)
Collections due to promoters	—	(2,108)
Deferred revenue	11,663	121,757
Operating lease right-of-use assets and lease liabilities	409	(54)
Net cash used in operating activities	(57,485)	(34,234)
Cash flows from investing activities:
Capital expenditures	(80)	(92,986)
Proceeds from insurance recoveries	—	476
Payments for acquisition of assets	—	(1,000)
Purchase of short-term investments	—	(106,063)
Proceeds from maturity of short-term investments	—	106,587
Proceeds from sale of nonconsolidated affiliates	—	18,000
Cash received for notes receivable	—	750
Net cash used in investing activities	(80)	(74,236)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	(6,702)	(23,446)
Noncontrolling interest holders’ capital contribution	—	2,000
Principal repayment on long-term debt	—	(2,500)
Payment of contingent consideration	(200)	—
Net cash used in financing activities	(6,902)	(23,946)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	(1,950)
Net decrease in cash, cash equivalents and restricted cash	(64,467)	(134,366)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	90,673	25,836
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	1,092,065
Cash, cash equivalents and restricted cash at beginning of period	90,673	1,117,901
Cash, cash equivalents and restricted cash from continuing operations, end of period	26,206	22,937
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	960,598
Cash, cash equivalents and restricted cash at end of period	$26,206	$983,535
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$43,841
Tenant improvement paid by landlord	$—	$98
Share-based compensation capitalized in property and equipment	$—	$1,250

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2020
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	$249	$5,940	$(167,431)	$(43,605)	$(2,139)	$(206,986)	$3,551	$(203,435)
Net loss	—	—	—	(28,417)	—	(28,417)	(598)	(29,015)
Other comprehensive income	—	—	—	—	10	10	—	10
Comprehensive loss	—	—	—	—	—	(28,407)	(598)	(29,005)
Share-based compensation	—	6,345	—	—	—	6,345	—	6,345
Tax withholding associated with shares issued for equity-based compensation	—	(10,930)	—	(2,868)	—	(13,798)	—	(13,798)
Common stock issued under stock incentive plans	—	(1,355)	19,826	(18,471)	—	—	—	—
Balance as of September 30, 2020	$249	$—	$(147,605)	$(93,361)	$(2,129)	$(242,846)	$2,953	$(239,893)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2019
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627
Net loss	—	—	—	(79,981)	—	(79,981)	(522)	(80,503)	(163)
Other comprehensive loss	—	—	—	—	(9,679)	(9,679)	—	(9,679)	—
Comprehensive loss	—	—	—	—	—	(89,660)	(522)	(90,182)	(163)
Share-based compensation	—	18,141	—	—	—	18,141	—	18,141	—
Tax withholding associated with shares issued for equity-based compensation	—	(23,446)	—	—	—	(23,446)	—	(23,446)	—
Common stock issued under stock incentive plans	—	(21,207)	21,207	—	—	—	—	—	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	1,709	1,709
Balance as of September 30, 2019	$249	$2,819,449	$(186,583)	$(50,978)	$(56,602)	$2,525,535	$19,447	$2,544,982	$67,464

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Sports Corp., formerly The Madison Square Garden Company (together with its subsidiaries, the “Company” or “MSG Sports”) owns and operates a portfolio assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League (“AHL”) and the Westchester Knicks of the NBA G League (“NBAGL”). These professional sports franchises are collectively referred to herein as the “sports teams.” In addition, the Company owns Knicks Gaming, an esports franchise that competes in the NBA 2K League, as well as a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. The Company also operates two professional sports team performance centers — the Madison Square Garden Training Center in Greenburgh, NY and the CLG Performance Center in Los Angeles, CA. CLG and Knicks Gaming are collectively referred to herein as the “esports teams,” and together with the sports teams, the “teams.”
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
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All the outstanding common stock of the Company was distributed to MSG Networks shareholders (the “MSGS Distribution”) on September 30, 2015.
On April 17, 2020 (the “MSGE Distribution Date”), the Company distributed all of the outstanding common stock of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc. and referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”). MSG Entertainment owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) each holder of the Company’s Class B common stock received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Registrant’s Class B common stock held of record as of the close of business, New York City time, on the Record Date.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP“) and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (“fiscal year 2020”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. However, on March 11 and 12, 2020, respectively, the NBA and NHL suspended their 2019-20 seasons due to COVID-19. In July and August 2020, the NBA and NHL, respectively, restarted their seasons. As a result, the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020 during the first quarter of fiscal year 2021. In addition, depending on when the 2020-21 NBA and NHL seasons commence, the Company may recognize certain revenues during the third and fourth quarters of fiscal year 2021 that otherwise would have been recognized during the second and third quarters of fiscal year 2021, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Reclassifications
The historical results of MSG Entertainment have been reflected in the accompanying statements of operations for the three months ended September 30, 2019 as discontinued operations. See Note 3 for more information.
Impact of COVID-19
As a result of government-mandated assembly limitations and closures due to the COVID-19 pandemic, no events are currently permitted to be held at The Garden where the Knicks and Rangers play their home games, and some or all of these mandated restrictions may remain in effect even after the NBA and/or NHL resume for the 2020-21 seasons. No assurances can be made that games will be played at The Garden or will be played with any in-arena audiences or without limited-capacity in-arena audiences. COVID-19 disruptions have materially impacted the Company’s revenues and the Company is recognizing materially less revenues, or in some cases no revenues, across a number of areas. Those areas include: ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales.
While the Company currently has the ability to reduce certain operating expenses as a result of the disruptions caused by COVID-19, including (i) rent payments to MSG Entertainment under the Arena License Agreements while The Garden remains closed, (ii) NBA league assessments and day-of-game expenses for the Knicks and Rangers games, (iii) league revenue sharing expense and NBA luxury tax, and (iv) certain other selling, general and administrative and discretionary expenses, those expense reduction opportunities will not fully offset revenue losses. In August 2020, the Company implemented cost-reduction measures which included workforce reductions, limits on third-party vendor use and additional cuts to discretionary spending.
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
The Company believes that it has sufficient liquidity, including approximately $23,500 in unrestricted cash and cash equivalents as of September 30, 2020, along with available borrowing capacity under existing credit facilities, to fund its operations and repay its outstanding debt that becomes due over the next 12 months.
At this time, the Company’s management is unable to predict when the Company will be able to resume normal business operations and if there will be any longer-term effects, due to these COVID-related disruptions. The Company’s business is also particularly sensitive to discretionary business and consumer spending. COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on the Company’s business.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from CLG, in which the Company has controlling voting interests. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. CLG is consolidated with the equity owned by other shareholders shown as nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends Accounting Standards Codification (“ASC”) Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11 to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments — Credit Losses and Leases, which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have an impact on its consolidated financial statements. The impact in future periods is not expected to be material.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have an impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also specifies that the balance sheet, statement of operations, and statement of cash flows presentation of capitalized implementation costs and the related amortization should align with the presentation of the hosting (service) element of the arrangement. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have an impact on its consolidated financial statements. However, to the extent future costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Direct operating expenses” or “Selling, general and administrative expenses” in the consolidated statements of operations, rather than “Depreciation and amortization.”
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU No. 2018-17 amends the variable interest entities (“VIE”) guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

basis throughout the VIE model for both the assessment of a variable interest and the determination of a primary beneficiary. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have an impact on its consolidated financial statements.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 - Financial Instruments. This ASU provides narrow-scope amendments to help apply these recent standards. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have an impact on its consolidated financial statements.
In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer. This ASU requires that share-based payment awards issued to a customer in connection with a revenue arrangement be recorded as a reduction of the transaction price in revenue. The amount recorded as a reduction of the transaction price is measured using the grant-date fair value of the award and is classified in accordance with ASC Topic 718. Changes in the measurement of the share-based payments after the grant date that are due to the form of the consideration are not included in the transaction price and are recorded elsewhere in the statement of operations. The award is measured and classified under ASC Topic 718 for its entire life, unless the award is modified after it vests and the grantee is no longer a customer. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have an impact on its consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have an impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Discontinued Operations
As a result of the MSGE Distribution, the results of the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment through the MSGE Distribution Date, as well as transaction costs related to the MSGE Distribution, have been classified in the accompanying consolidated statement of operations for the three months ended September 30, 2019 as discontinued operations. See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The table below sets forth operating results of discontinued operations for the three months ended September 30, 2019. Amounts presented below differ from historically reported results for the MSG Entertainment business segment due to reclassifications and adjustments made for purposes of discontinued operations.

Three Months Ended
September 30, 2019
Revenues	$165,115
Direct operating expenses	114,216
Selling, general and administrative expenses	56,747
Depreciation and amortization	24,146
Operating loss	(29,994)
Other income (expense):
Loss in equity method investments	(1,473)
Interest income	7,023
Interest expense	(1,264)
Miscellaneous income, net	5,164
Loss from discontinued operations before income taxes	(20,544)
Income tax expense	(19,931)
Net loss from discontinued operations	(40,475)
Less: Net loss attributable to redeemable noncontrolling interests	(163)
Less: Net loss attributable to nonredeemable noncontrolling interests	(72)
Net loss from discontinued operations attributable to Madison Square Garden Sports Corp.’s stockholders	$(40,240)
As permitted under ASU 2014-08, the Company has elected not to adjust the consolidated statement of cash flows for the three months ended September 30, 2019 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the period presented, significant selected financial information related to the MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment through the MSGE Distribution Date, which is included in the accompanied consolidated statements of cash flows:

Three Months Ended
September 30, 2019
Non-cash items included in net income (loss):
Depreciation and amortization	$24,146
Share-based compensation expense	3,095

Cash flows from investing activities:
Capital expenditures	$86,390

Non-cash investing activities:
Capital expenditures incurred but not yet paid	$39,592

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three months ended September 30, 2020 and 2019, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019
Event-related (a)	$—	$7,420
Media rights (b)	50,189	6,211
Sponsorship, signage and suite licenses	2,950	20,141
League distributions and other	3,899	16,078
Total revenues from contracts with customers	$57,038	$49,850
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales.
(b)Consists of (i) local media rights fees from MSG Networks, (ii) revenue from the distribution through league-wide national and international television contracts, and (iii) other local radio rights fees.
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2020 and June 30, 2020.

	September 30,	June 30,
	2020	2020
Receivables from contracts with customers, net (a)	$16,174	$8,035
Contract assets, current (b)	4,390	4,112
Deferred revenue, including non-current portion (c), (d)	139,985	128,362
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2020 and June 30, 2020, the Company’s receivables reported above included $709 and $632, respectively, related to various related parties associated with contracts with customers. See Note 15 for further details on these related party arrangements.
(b)Contract assets, current, which are reported as Other current assets in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The Company’s deferred revenue related to local media rights with MSG Networks was $33,440 and $0 as of September 30, 2020 and June 30, 2020, respectively. See Note 15 for further details on these related party arrangements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(d)Revenue recognized for the three months ended September 30, 2020 relating to the deferred revenue balance as of June 30, 2020 was $43,913.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020 and is based on current projections and expectations of the Company’s operations resuming. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal Year 2021 (remainder)	$20,280
Fiscal Year 2022	26,945
Fiscal Year 2023	7,389
Fiscal Year 2024	6,092
Fiscal Year 2025	5,065
Thereafter	12,262
$78,033
Note 5. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include a net expense for transactions relating to the Company’s sports teams for waiver/contract termination costs and a player trade (“Team personnel transactions”). Team personnel transactions expense was $10,873 and $10,243 for the three months ended September 30, 2020 and 2019, respectively.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2020	June 30, 2020	September 30, 2019	June 30, 2019
Captions on the consolidated balance sheets:
Cash and cash equivalents	$23,527	$77,852	$1,643	$4,317
Restricted cash (a)	2,679	12,821	21,294	21,519
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$26,206	$90,673	$22,937	$25,836
_________________
(a)Restricted cash as of September 30, 2020 relates to the Company’s revolving credit facilities (see Note 11 for more information). For all prior periods, restricted cash primarily included cash deposited in escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information).
Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) and the lease of CLG Performance Center. In, addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the ASC Topic 842, Leases. See Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information regarding the Company’s accounting policies associated with its leases.
On April 17, 2020, in connection with the MSGE Distribution, the Company entered into the Sublease Agreement. The sublease right of use (“ROU”) assets and liabilities are recorded on the balance sheet at lease commencement based on the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

present value of minimum base rent and other fixed payments over the reasonably certain lease term, which ends April 30, 2024.
In addition, in connection with the MSGE Distribution, the Company entered into the Arena License Agreements with MSG Entertainment that end on June 30, 2055 and will allow the Knicks and the Rangers to continue to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The Garden has not been available for use since April 17, 2020 due to the COVID-19 pandemic and local government restrictions on gatherings; however, the licenses were viewed as a continuation of a relationship that existed prior to the MSGE Distribution where the Knicks and Rangers used The Garden through an inter-company cost-sharing arrangement and therefore the licenses were viewed to have commenced on April 17, 2020. However, due to the force majeure clause, the Company is not required to make payments until The Garden is available for use, and on September 30, 2020 the assets and liabilities were remeasured utilizing the same discount rate as of April 17, 2020, taking into account the unpaid monthly installments during the lease period as a resolution of a lease contingency. There were no events and thus no rent expense was recorded during the three months ended September 30, 2020.
As of September 30, 2020, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 23 months to 35 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewal, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s accompanying consolidated balance sheets as of September 30, 2020 and June 30, 2020:

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2020	June 30, 2020
Right-of-use assets:
Operating leases	Right-of-use lease assets	$720,326	$718,051
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$38,789	$39,131
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	682,079	679,053
Total lease liabilities		$720,868	$718,184
_________________
(a)As of September 30, 2020, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $38,391 and $681,450, respectively, that are payable to MSG Entertainment. As of June 30, 2020, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $38,770 and $678,366, respectively, that are payable to MSG Entertainment.

The following table summarizes the activity recorded within the Company’s accompanying consolidated statements of operations for the three months ended September 30, 2020 and 2019:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Operating lease cost	Direct operating expenses	$90	$89
Operating lease cost	Selling, general and administrative expenses	611	—
Short-term lease cost	Direct operating expenses	24	42
Total lease cost		$725	$131
Supplemental Information
For the three months ended September 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $295 and $100, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of September 30, 2020 was 34.4 years. The weighted average discount rate was 7.13% as of September 30, 2020 and represented

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of September 30, 2020 are as follows:

Fiscal Year 2021 (remainder)	$30,736
Fiscal Year 2022	43,552
Fiscal Year 2023	45,019
Fiscal Year 2024	44,937
Fiscal Year 2025	44,052
Thereafter	2,158,686
Total lease payments	2,366,982
Less imputed interest	(1,646,114)
Total lease liabilities	$720,868
Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of September 30, 2020 and June 30, 2020 is $226,955.
The Company’s indefinite-lived intangible assets as of September 30, 2020 and June 30, 2020 are as follows:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

September 30, 2020	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,457)	$843
Non-compete agreements	2,400	(1,520)	880
Other intangibles	1,200	(434)	766
	$5,900	$(3,411)	$2,489

June 30, 2020	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,342)	$958
Non-compete agreements	2,400	(1,400)	1,000
Other intangibles	1,200	(404)	796
	$5,900	$(3,146)	$2,754
For the three months ended September 30, 2020 and 2019, amortization expense of intangible assets was $265 and $1,103, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2020		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt (a)	$350,000	$350,000	$350,000	$350,000
_________________
(a)On March 12, 2020, the Company borrowed $200,000 under the New York Knicks, LLC and $150,000 under the New York Rangers, LLC five-year revolving facilities. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. On November 6, 2020, the Company amended and extended these credit facilities. See Note 11 for further details.
Contingent Consideration Liabilities
In connection with the CLG acquisition (see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for further details), the Company recorded certain deferred and contingent consideration liabilities at fair value as part of the purchase price allocation.

The following table provides a reconciliation of the deferred and contingent consideration liabilities in connection with the CLG acquisition:

Three Months Ended September 30, 2020
Balance as of June 30, 2020	$336
Contingent consideration payment	(200)
Change in fair value of contingent consideration(a)	(136)
Balance as of September 30, 2020	$—
_________________
(a)The change in fair value of contingent consideration, including accretion, was recorded within Selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended September 30, 2020.
Note 10. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 7 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations since the end of fiscal year 2020 other than activities in the ordinary course of business.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 11. Credit Facilities
2016 Knicks Revolving Credit Facility
On September 30, 2016, New York Knicks, LLC (“Knicks LLC”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “2016 Knicks Credit Agreement”) with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years (the “2016 Knicks Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. Amounts borrowed may have been distributed to the Company except during an event of default.
On November 6, 2020, the Company amended and restated the 2016 Knicks Credit Agreement in its entirety (the “2020 Knicks Credit Agreement”). Refer to Note 17 for further details.
The 2016 Knicks Revolving Credit Facility required Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2020, Knicks LLC was in compliance with this financial covenant.
The 2016 Knicks Revolving Credit Facility would have matured and any unused commitments thereunder would have expired on September 30, 2021. All borrowings under the 2016 Knicks Revolving Credit Facility were subject to the satisfaction of certain customary conditions. Borrowings bore interest at a floating rate, which at the option of Knicks LLC may have been either (i) a base rate plus a margin ranging from 0.00% to 0.125% per annum or (ii) LIBOR plus a margin ranging from 1.00% to 1.125% per annum. Knicks LLC was required to pay a commitment fee ranging from 0.20% to 0.25% per annum in respect of the average daily unused commitments under the 2016 Knicks Revolving Credit Facility. The outstanding balance under the 2016 Knicks Revolving Credit Facility was $200,000 as of September 30, 2020 and was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2016 Knicks Revolving Credit Facility as of September 30, 2020 was 1.16%. During the three months ended September 30, 2020 the Company made interest payments of $625.
All obligations under the 2016 Knicks Revolving Credit Facility were secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (i) the Knicks LLC’s membership rights in the NBA and (ii) revenues to be paid to the Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements.
Subject to customary notice and minimum amount conditions, Knicks LLC may have voluntarily prepaid outstanding loans under the 2016 Knicks Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Knicks LLC was required to make mandatory prepayments in certain circumstances, including without limitation if the maximum available amount under the 2016 Knicks Revolving Credit Facility was greater than 350% of qualified revenues.
In addition to the financial covenant described above, the 2016 Knicks Credit Agreement and related security agreements contained certain customary representations and warranties, affirmative covenants and events of default. The 2016 Knicks Revolving Credit Facility contained certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2016 Knicks Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the 2016 Knicks Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into an unsecured revolving credit facility with a lender for an initial maximum credit amount of $15,000 and a 364-day term (the “Knicks Unsecured Credit Facility”). Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility has been renewed for a new term effective as of September 25, 2020. There was no borrowing under the Knicks Unsecured Credit Facility as of September 30, 2020. On November 6, 2020, the Company terminated the Knicks Unsecured Credit Facility in its entirety. Refer to Note 17 for further details.
2017 Rangers Revolving Credit Facility
On January 25, 2017, New York Rangers, LLC (“Rangers LLC”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “2017 Rangers Credit Agreement”) with a syndicate of lenders providing for a senior secured revolving credit facility of up to $150,000 with a term of five years (the “2017 Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. Amounts borrowed may have been distributed to the Company except during an event of default.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

On November 6, 2020, the Company amended and restated the 2017 Rangers Credit Agreement in its entirety (the “2020 Rangers Credit Agreement”). Refer to Note 17 for further details.
The 2017 Rangers Revolving Credit Facility required Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2020, Rangers LLC was in compliance with this financial covenant.
The 2017 Rangers Revolving Credit Facility would have matured and any unused commitments thereunder would have expired on January 25, 2022. All borrowings under the 2017 Rangers Revolving Credit Facility were subject to the satisfaction of certain customary conditions. Borrowings bore interest at a floating rate, which at the option of Rangers LLC may have been either (i) a base rate plus a margin ranging from 0.125% to 0.50% per annum or (ii) LIBOR plus a margin ranging from 1.125% to 1.50% per annum. Rangers LLC was required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2017 Rangers Revolving Credit Facility. The outstanding balance under the 2017 Rangers Revolving Credit Facility was $150,000 as of September 30, 2020 and was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2017 Rangers Revolving Credit Facility as of September 30, 2020 was 1.540%. During the three months ended September 30, 2020 the Company made interest payments of $617.
All obligations under the 2017 Rangers Revolving Credit Facility were secured by a first lien security interest in certain of Rangers LLC’s assets, including, but not limited to, (i) Rangers LLC’s membership rights in the NHL, (ii) revenues to be paid to Rangers LLC by the NHL pursuant to certain U.S. and Canadian national broadcast agreements, and (iii) revenues to be paid to Rangers LLC pursuant to local media contracts.
Subject to customary notice and minimum amount conditions, Rangers LLC may have voluntarily prepaid outstanding loans under the 2017 Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Rangers LLC was required to make mandatory prepayments in certain circumstances, including without limitation if qualified revenues are less than 17% of the maximum available amount under the 2017 Rangers Revolving Credit Facility.
In addition to the financial covenant described above, the 2017 Rangers Credit Agreement and related security agreements contained certain customary representations and warranties, affirmative covenants and events of default. The 2017 Rangers Revolving Credit Facility contained certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2017 Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the 2017 Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the 2017 Rangers Revolving Credit Facility.
Delayed Draw Term Loan Credit Facilities
As an additional source of liquidity for the Company in response to the COVID-19 pandemic, on April 17, 2020, MSG NYR Holdings, LLC and MSG NYK Holdings, LLC, two indirect wholly-owned subsidiaries of the Company, each entered into a separate delayed draw term loan credit agreement with MSG Entertainment Group, LLC, a wholly-owned subsidiary of MSG Entertainment, as lender (the “DDTL Lender”). The credit agreement for MSG NYK Holdings, LLC (the “Knicks DDTL Facility Borrower”) provided for a $110,000 senior unsecured delayed draw term loan facility (the “Knicks DDTL Facility”) and the credit agreement for MSG NYR Holdings, LLC (the “Rangers DDTL Facility Borrower”) provided for a $90,000 senior unsecured delayed draw term loan facility (the “Rangers DDTL Facility” and, together with the Knicks DDTL Facility, the “DDTL Facilities”).
On November 6, 2020, the Company terminated the DDTL Facilities in their entirety. Refer to Note 17 for further details.
The DDTL Facilities would have matured and any unused commitments thereunder would have expired on October 17, 2021. Borrowings under the DDTL Facilities bore interest at a variable rate equal to either, at the election of the applicable borrower, (i) LIBOR plus 2.00% per annum or (ii) a base rate plus 1.00% per annum. Subject to the borrowing conditions, each of the DDTL Facilities may have been drawn in up to four separate borrowings of $10,000 or more. Proceeds of borrowings under the DDTL Facilities would have been used for general corporate purposes.
The availability of each of the DDTL Facilities to the respective borrowers was subject to certain conditions, including (a) the liquidity, including cash on hand and availability under revolving credit commitments, of the Company, MSG Sports, LLC, the Knicks DDTL Facility Borrower and its subsidiaries and the Rangers DDTL Facility Borrower and its subsidiaries (other than any liquidity that is restricted by law or contractual obligation from being transferred to the relevant DDTL Facility Borrower or its subsidiaries) must have been (i) less than $50,000 immediately prior to giving effect to any borrowing, and (ii) less than

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

$75,000 immediately after giving effect to any borrowing, and (b) with respect to the Knicks DDTL Facility, the Knicks DDTL Facility Borrower and its subsidiaries must have used commercially reasonable efforts to raise additional financing (“New Third-Party Debt”), including additional commitments under existing revolving facilities, prior to drawing on the Knicks DDTL Facility to the extent permitted by the debt policies of the NBA. In addition, the commitments of the DDTL Lender to make advances under the Knicks DDTL Facility would have been permanently reduced and the Knicks DDTL Facility would have been subject to mandatory prepayments in an amount equal to the net cash proceeds received by the Company, MSG Sports, LLC, the Knicks DDTL Facility Borrower, or the subsidiaries of the Knicks DDTL Facility Borrower from any New Third-Party Debt.
Pursuant to the NBA debt policies, the NBA has consented (the “NBA Consent Letter”) to the incurrence of the indebtedness under the Knicks DDTL Facility. The NBA Consent Letter provided that the Knicks DDTL Facility Borrower and its subsidiaries (including the Knicks basketball team) will, among other matters, (i) operate the team in a first class manner, consistent with the manner in which NBA teams generally are operated, as determined by the NBA Commissioner in his sole discretion, and (ii) maintain sufficient net working capital and cash reserves to pay expenses, liabilities and obligations of the team in the ordinary course and in a timely fashion. In addition, the Knicks DDTL Facility Borrower and its subsidiaries (including the Knicks basketball team) agreed with the NBA to not transfer certain basketball-related assets and to not make distributions to the Company without first providing the NBA with advance notice and not receiving the objection of the NBA Commissioner.
There was no borrowing under the DDTL Facilities as of September 30, 2020.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the 2016 Knicks Revolving Credit Facility, Knicks Unsecured Credit Facility and 2017 Rangers Revolving Credit Facility as reported on the accompanying consolidated balance sheet:

	September 30, 2020	June 30, 2020
Other current assets	$675	$675
Other assets	95	264
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
Prior to the MSGE Distribution, the Company sponsored a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Union Plan”). Benefits payable to retirees under the Union Plan are based upon years of Benefit Service (as defined in the Union Plan document).
The Cash Balance Plans, Union Plan and Excess Plan are collectively referred to as the “MSGE Pension Plans.”

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
As of the MSGE Distribution Date, the Company and MSG Entertainment entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the MSGE Distribution with regard to historical liabilities under the Company’s former pension and postretirement plans. Under the Employee Matters Agreement, the MSGE Pension Plans and Postretirement Plan were transferred to MSG Entertainment. However, the Company has retained liabilities from the Excess Cash Balance Plan and Excess Plan that related to its current employees, former employees (other than employees transferred to MSG Entertainment in connection with the MSGE Distribution) and employees that are employed in a senior executive capacity by both the MSG Sports and MSG Entertainment. Such liabilities were transferred to the MSG Sports, LLC Excess Cash Balance Plan and MSG Sports, LLC Excess Retirement Plan, which the Company established in connection with the MSGE Distribution and are collectively referred to the “MSGS Pension Plans.”
The following table presents components of net periodic benefit cost for the MSGE Pension Plans, MSGS Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the three months ended September 30, 2020 and 2019. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous expense, net.

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$—	$28	$—	$18
Interest cost	60	1,328	—	28
Expected return on plan assets	—	(1,331)	—	—
Recognized actuarial loss	10	336	—	3
Net periodic benefit cost	$70	$361	$—	$49

Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Continuing Operations	$70	$86	$—	$—
Discontinued Operations	—	275	—	49
Total net periodic benefit cost	$70	$361	$—	$49

Defined Contribution Pension Plans
Prior to the MSGE Distribution, the Company sponsored The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), which is a multiple employer plan and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”) and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”), which is also a multiple employer plan. As a result of the MSGE Distribution, the Savings Plans and Union Savings Plan were transferred to MSG Entertainment. However, MSG Sports employees continue to participate in the 401(k) Plan. In addition, pursuant to the Employee Matters Agreement the Company established MSG Sports LLC Excess Savings Plan to provide non-qualified retirement benefits to eligible MSG Sports employees and assumed the liabilities associated with its current employees, former employees (other than employees transferred to MSG Entertainment in connection with the MSGE Distribution) and employees that are employed in a

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

senior executive capacity by both MSG Sports and MSG Entertainment as of the MSGE Distribution Date of the MSG S&E, LLC Excess Savings Plan.
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended
	September 30,
	2020	2019
Continuing Operations	$598	$2,078
Discontinued Operations	—	780
Total Savings Plan Expenses	$598	$2,858

For the three months ended September 30, 2019, expenses related to the Union Savings Plan of $22 have been classified in the accompanying consolidated statement of operations as discontinued operations.
Note 13. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense was $6,345 and $13,796 for the three months ended September 30, 2020 and 2019, respectively. There were no costs related to share-based compensation in continuing operations that were capitalized for the three months ended September 30, 2020 and 2019, respectively.
Share-based compensation expense for discontinued operations was $3,095 for the three months ended September 30, 2019.
As a result of an agreement to settle an action (the “Settlement”) filed by a purported stockholder of the Company derivatively on behalf of the Company against certain directors of the Company who are members of the Dolan family and against the directors of the Company who were members of the Compensation Committee, Mr. Dolan voluntarily relinquished a one-time equity award granted by the Company in October 2018 pursuant to his 2018 employment agreement, and the related award agreements were canceled. The one-time equity award included: 32 target performance stock units and three grants of stock options to purchase an aggregate of 449 shares of Class A Common Stock, which were to vest over a four-year period. The Settlement became effective October 8, 2020 and therefore the Company will reverse share-based compensation expense of approximately $18,500 related to this award in the second quarter of fiscal year 2021.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company and MSG Entertainment employees, for the three months ended September 30, 2020:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2020	275	327	$262.13
Granted	113	48	$161.27
Vested	(99)	(100)	$242.62
Forfeited	(10)	(13)	$254.57
Unvested award balance, September 30, 2020	279	262	$239.65
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the MSGE Distribution.
The fair value of RSUs that vested during the three months ended September 30, 2020 was $32,779. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

fulfill the employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 84 of these RSUs, with an aggregate value of $13,798 were retained by the Company. Taxes paid related to the Company’s employees are reflected as financing activity, while the taxes paid related to MSG Entertainment employees (who vested in the Company’s RSUs) are reflected as operating activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2020.
The fair value of RSUs that vested during the three months ended September 30, 2019 was $53,522. The weighted-average fair value per share at grant date of RSUs granted during the three months ended September 30, 2019 was $246.54.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the three months ended September 30, 2020:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2020	543	$225.79
Granted	—	$—
Balance as of September 30, 2020	543	$225.79	5.80	$441
Exercisable as of September 30, 2020	287	$221.43	5.88	$294
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
During the three months ended September 30, 2020, the Company did not engage in any share repurchase activities under its share repurchase program. As of September 30, 2020, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
As of September 30, 2020, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.0% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of September 30, 2020). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Networks and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Entertainment and MSG Networks, as applicable:
•Arena License Agreements pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sale of food and beverage concessions and catering services during the Knicks and Rangers home games, (v) provides day of game services that were historically provided prior to the MSGE Distribution, and (vi) provides other general services within The Garden;
•Media rights agreements, that the Company and MSG Networks entered into in July 2015 with stated terms of 20 years, providing MSG Networks with local telecast rights for the Knicks and Rangers games in exchange for media rights fees;

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•Sponsorship sales and service representation agreements pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission;
•Team sponsorship allocation agreement with MSG Entertainment, pursuant to which teams continue receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the MSGE Distribution Date;
•Transition Services Agreement (the “TSA”) pursuant to which the Company receives certain services from MSG Entertainment, such as information technology, accounts payable, payroll, human resources, and other corporate functions, as well as the executive support services, in exchange for service fees;
•A services agreement with MSG Networks, pursuant to which the Company provides certain legal services to MSG Networks (the “Current MSGN Services Agreement”);
•Sublease agreement, pursuant to which the Company leases an office space from MSG Entertainment;
•Group ticket sales representation agreement, pursuant to which MSG Entertainment appointed the Company as its sales and service representative to sell group ticket packages related to MSG Entertainment events in exchange for a commission;
•Single night rental commission agreement, pursuant to which the Company may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual MSG Entertainment events in exchange for a commission;
•The DDTL Facilities with MSG Entertainment that provided for a $110,000 and $90,000 senior unsecured delayed draw term loan facilities, for the Knicks and Rangers, respectively. The DDTL facilities were terminated on November 6, 2020. See Notes 11 and 17 for more information;
•Aircraft sharing agreements pursuant to which MSG Entertainment has agreed from time to time to make its aircraft and an aircraft it leases from another related party available to the Company for lease on a “time sharing” basis;
•Other agreements with MSG Entertainment entered into in connection with the MSGE Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements; and
•Other agreements with MSG Networks entered into in connection with the MSGS Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee matters agreement and certain other arrangements.
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with MSG Entertainment and MSG Networks; (ii) the Company’s Vice Chairman with AMC Networks, MSG Entertainment and MSG Networks; and (iii) the Company’s President and Chief Executive Officer with MSG Entertainment. Additionally, the Company, MSG Entertainment, MSG Networks and AMC Networks agreed on an allocation of the costs of certain personal aircraft and helicopter use by their shared executives.
From time to time the Company has entered into, and is expected to continue to enter into, arrangements with 605, LLC. Kristin A. Dolan, a director of the Company and spouse of James L. Dolan, the Company’s Executive Chairman and a director, is the founder and Chief Executive Officer of 605, LLC. James L. Dolan and Kristin A. Dolan own 50% of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
Related Party Arrangements Prior to the MSGE Distribution
Following the MSGE Distribution, except as otherwise noted, the Company is no longer party to the arrangements described below. However, the amounts associated with such arrangements are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution.
The Company had various agreements with MSG Networks, including an advertising sales representation agreement and a services agreement (the “Prior MSGN Services Agreement”). Pursuant to the Prior MSGN Services Agreement, which was effective July 1, 2019, the Company provided certain services to MSG Networks, such as information technology, accounts payable, payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provided certain services to the Company, in exchange for service fees. Effective as of the MSGE Distribution, this agreement is now between MSG Entertainment and MSG Networks. The Company separately entered into the Current MSGN Services Agreement. See “— Current Related Party Arrangements.”

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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily with MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Revenues	$9,061	$6,327
Operating expenses (credits):
Corporate general and administrative credits, net — MSG Networks	$(219)	$(2,602)
Corporate general and administrative expenses, net — MSG Entertainment	11,862	—
Costs associated with the Sponsorship sales and service representation agreements	2,358	—
Other operating expenses (credits), net	360	(55)
Revenues
Revenues from related parties primarily consist of local media rights recognized from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets. In addition, pursuant to the group ticket sales representation agreement, the Company charges MSG Entertainment a share of the cost of the Company’s sales and service staff and related overhead, which are included in the revenues from related parties. Additionally, pursuant to this agreement, the Company earns commission on group ticket packages sales related to MSG Entertainment events. The Company has not earned such commission during the three months ended September 30, 2020.
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
Corporate general and administrative expenses, net — MSG Networks reflects charges from the Company to MSG Networks under the Current MSGN Services Agreement and Prior MSGN Services Agreement of $219 and $2,641 for the three months ended September 30, 2020 and 2019, net of general and administrative costs charged to the Company by MSG Networks, respectively.
Corporate general and administrative expenses, net — MSG Entertainment
Corporate general and administrative expense, net — MSG Entertainment reflects charges of $11,036 from MSG Entertainment pursuant to the TSA for certain business functions that were previously performed by internal resources. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Discontinued operations
Related party transactions included in Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations for the three months ended September 30, 2019 include (i) revenues from related parties of $738, (ii) operating expenses charged by related parties of $187, and (iii) loss in equity-method investments of $1,473.
Note 16. Income Taxes
Income tax benefit for the three months ended September 30, 2020 of $498 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $7,621 related to an increase in the valuation allowance and tax expense of $861 from nondeductible officers’ compensation, partially offset by state income tax benefit of $2,834.
Income tax benefit for the three months ended September 30, 2019 of $19,503 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax income primarily due to state income tax benefit of $5,479 and excess tax benefit of $2,752 related to share-based compensation awards, partially offset by tax expense of $1,461 resulting from nondeductible officers’ compensation.
The Company was notified in April 2020 that the City of New York was commencing an audit of the state income tax returns for the fiscal years ended June 30, 2016 and 2017. The Company does not expect the examination, when finalized, to result in material changes.
Note 17. Subsequent Events
Canceled Equity Awards
On October 8, 2020, as a result of the Settlement filed by a purported stockholder of the Company derivatively on behalf of the Company, certain equity awards were canceled. See Note 13 for more information.
Credit Facilities
On November 6, 2020, subsidiaries of the Company entered into the 2020 Knicks Credit Agreement, which amended and restated the 2016 Knicks Credit Agreement in its entirety, and the 2020 Rangers Credit Agreement, which amended and restated the 2017 Rangers Credit Agreement in its entirety. Further, Knicks Holdings, LLC, an indirect, wholly-owned subsidiary of the Company and the direct parent of Knicks LLC (“Knicks Holdings”), entered into a new credit agreement with a syndicate of lenders (the “2020 Knicks Holdings Credit Agreement”). In connection with entry into the facilities above, the Company terminated the DDTL Facilities and the Knicks Unsecured Credit Facility in their entirety.
The 2020 Knicks Credit Agreement provides for a senior secured revolving credit facility of up to $275,000 (the “2020 Knicks Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the 2020 Knicks Credit Agreement is November 6, 2023. Borrowings under the 2020 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.50% to 0.75% per annum or (ii) LIBOR plus a margin ranging from 1.50% to 1.75% per annum. The $200,000 in borrowings outstanding under the 2016 Knicks Revolving Credit Facility as of September 30, 2020 were refinanced on a long-term basis with proceeds from the 2020 Knicks Credit Agreement. The outstanding balance under the 2020 Knicks Revolving Credit Facility was $220,000 as of November 9, 2020.
The 2020 Rangers Credit Agreement provides for a senior secured revolving credit facility of up to $250,000 (the “2020 Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the 2020 Rangers Credit Agreement is November 6, 2023. Borrowings under the 2020 Rangers Credit Agreement bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.75% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 1.75% to 2.25% per annum. The $150,000 in borrowings outstanding under the 2017 Rangers Revolving Credit Facility as of September 30, 2020 were refinanced on a long-term basis with proceeds from the 2020 Rangers Credit Agreement. The outstanding balance under the 2020 Rangers Revolving Credit Facility was $160,000 as of November 9, 2020.
The 2020 Knicks Holdings Credit Agreement provides for a revolving credit facility of up to $75,000 (the “2020 Knicks Holdings Revolving Credit Facility” to fund working capital needs and for general corporate purposes. The maturity date of the 2020 Knicks Holdings Credit Agreement is November 6, 2023. Borrowings under the 2020 Knicks Holdings Credit Agreement bear interest at a floating rate, which at the option of Knicks Holdings may be either (i) a base rate plus a margin ranging from 1.00% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 2.00% to 2.25% per annum. The 2020 Knicks Holdings Credit Agreement is currently undrawn as of November 9, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”), including, with respect to the NBA and the NHL 2020-21 seasons, and the impact of COVID-19 on our future operations. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the duration and severity of the coronavirus pandemic and our ability to effectively manage the impacts, including the unavailability of The Garden and league decisions regarding the resumption of play;
•the impact of the possible suspension or cancellation, or a change in the duration, of the 2020-21 NBA and NHL seasons on our ability to recognize revenue from national media rights fees;
•the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams;
•costs associated with player injuries, waivers or contract terminations of players and other team personnel;
•changes in professional sports teams’ compensation, including the impact of signing free agents and trades, subject to league salary caps and the impact of luxury tax;
•the level of our capital expenditures and other investments;
•general economic conditions, especially in the New York City metropolitan area;
•the demand for sponsorship arrangements and for advertising;
•competition, for example, from other teams, and other sports and entertainment options;
•changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements, including the leagues’ respective collective bargaining agreements (each a “CBA”) with their players’ associations, salary caps, escrow requirements, revenue sharing, NBA luxury tax thresholds and media rights, or other regulations under which we operate;
•any NBA, NHL or other work stoppage in addition to those related to COVID-19 impacts;
•any economic, political or other actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;
•seasonal fluctuations and other variation in our operating results and cash flow from period to period;
•the level of our expenses, including our corporate expenses;
•business, reputational and litigation risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information or other breaches of our information security;
•activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including The Garden where the home games of the Knicks and Rangers are played;
•the evolution of the esports industry and its potential impact on our esports businesses;
•the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;
•our ability to successfully integrate acquisitions or new businesses into our operations;
•the operating and financial performance of our strategic acquisitions and investments, including those we may not control;
•the impact of governmental regulations or laws, including changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions (including for The Garden) and the ability for us and MSG Entertainment to maintain necessary permits or licenses;

•the impact of any government plans to redesign New York City’s Pennsylvania Station;
•a default by our subsidiaries under their respective credit facilities;
•business, economic, reputational and other risks associated with, and the outcome of, litigation and other proceedings;
•financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;
•our ownership of professional sports franchises in the NBA and NHL and certain related transfer restrictions on our common stock;
•the tax-free treatment of the MSGS Distribution and the MSGE Distribution;
•the performance by MSG Entertainment of its obligations under various agreements with the Company related to the MSGE Distribution and ongoing commercial arrangements; and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports,” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
On April 17, 2020, the Company distributed all of the outstanding common stock of MSG Entertainment to its stockholders. MSG Entertainment owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock, received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020, and (b) each holder of the Company’s Class B common stock, received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Registrant’s Class B common stock held of record as of the close of business, New York City time, on the Record Date. Subsequent to the MSGE Distribution, the Company no longer consolidates the financial results of MSG Entertainment for purposes of its own financial reporting and the historical financial results of MSG Entertainment have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSGE Distribution Date.
After giving effect to the MSGE Distribution, the Company operates and reports financial information in one segment.
Factors Affecting Results of Operations
MSGE Distribution
In connection with the MSGE Distribution, the Company and MSG Entertainment entered into a number of related party agreements under which both companies will continue sharing certain revenues and expenses. See Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s related party transactions. The terms of certain related party agreements impact the comparability of the results of operations, primarily the following revenues and expenses.
Suite License Fee Revenue
Prior to the MSGE Distribution, suite license fee revenue was recognized based on the allocations between the Company’s MSG Sports and MSG Entertainment segments and was dependent on the total number of events held at The Garden. After the MSGE Distribution, the Company recognizes suite license fee revenue based on the Arena License Agreements and as games are played by the Knicks and Rangers. In addition, pursuant to the Arena License Agreements, the Company’s aggregate share of the suite license fee is 67.5%, as compared to a higher percentage allocated to the Knicks and Rangers prior to the MSGE Distribution.
Venue Sponsorship and Signage
Prior to the MSGE Distribution, revenues from the sale of venue interior and exterior signage and sponsorship rights at The Garden that were not specific to our teams or entertainment events were allocated between the Company’s MSG Sports and MSG Entertainment segments and recognized over a fiscal year. Subsequent to the MSGE Distribution, pursuant to the Arena License Agreements, the Company no longer recognizes revenue related to exterior signage at The Garden, but rather only from the sale of venue interior signage space and sponsorship rights, which is now recognized over the Knicks and Rangers seasons. In addition, prior to the MSGE Distribution, costs associated with sponsorship and signage sales were allocated between the Company’s MSG Sports and MSG Entertainment segments. Subsequent to the MSGE Distribution, the Company pays sales commission fees along with the fixed fee pursuant to the sponsorship sales and service and representation agreements.
Food, Beverage and Merchandise Sales
Prior to the MSGE Distribution, the Knicks and Rangers reported revenues earned from food and beverage sales as gross revenue. The costs of food and beverage sales were reported in direct operating expenses. Pursuant to the Arena License Agreements, the Knicks and Rangers receive 50% of net profits from the sales of food and beverages during their games at The Garden. As such, the Company no longer recognizes costs of sales during the periods after the MSGE Distribution, and reports revenues earned from food and beverage sales as net revenues. In addition, pursuant to the Arena License Agreements, the Knicks and Rangers recognize sales of their merchandise at The Garden net of 30% commission paid to MSG Entertainment.

Corporate Costs
Results from continuing operations for the periods prior to the MSGE Distribution include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. See “— Results of Operations — Comparison of the three months ended September 30, 2020 versus the three months ended September 30, 2019” and Note 3 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information.
Impact of COVID-19 on Our Business
As a result of government-mandated assembly limitations and closures due to the COVID-19 pandemic, no events are currently permitted to be held at The Garden where the Knicks and Rangers play their home games, and some or all of these mandated restrictions may remain in effect even after the NBA and/or NHL resume for the 2020-21 seasons. No assurances can be made that games will be played at The Garden or will be played with any in-arena audiences or without limited-capacity in-arena audiences. COVID-19 disruptions have materially impacted the Company’s revenues and we are recognizing materially less revenues, or in some cases no revenues, across a number of areas. Those areas include: ticket sales; our share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales.
While we currently have the ability to reduce certain operating expenses as a result of the disruptions caused by COVID-19, including (i) rent payments to MSG Entertainment under the Arena License Agreements while The Garden remains closed, (ii) NBA league assessments and day-of-game expenses for the Knicks and Rangers games, (iii) league revenue sharing expense, and (iv) certain other selling, general and administrative and discretionary expenses, those expense reduction opportunities will not fully offset revenue losses. In August 2020, the Company implemented cost-reduction measures, which included workforce reductions, limits on third-party vendor use and additional cuts to discretionary spending.
Subsidiaries of the Company are parties to the Arena License Agreements with a subsidiary of MSG Entertainment that requires the Knicks and Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and Rangers will pay an annual license fee in connection with their respective use of The Garden. The license fee for the first full contract year ending June 30, 2021 is approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. The Garden, however, is currently closed due to the COVID-19 pandemic and monthly rent is not required to be paid by the Knicks or Rangers. If The Garden reopens without capacity limitations, future monthly rent payments due under the Arena License Agreements will be payable by the Knicks and Rangers, even if the NBA or NHL seasons do not resume simultaneously or at all. If the Knicks or Rangers play games at The Garden subject to government mandated capacity constraints due to COVID-19, the applicable rent for such periods will be reduced by up to 80% depending on the size of the capacity constraint.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and (iii) certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2021. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2020 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the three months ended September 30, 2020 versus the three months ended September 30, 2019
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change (a)
	2020	2019	Amount	Percentage
Revenues	$57,038	$49,850	$7,188	14%
Direct operating expenses	39,786	18,419	21,367	116%
Selling, general and administrative expenses	42,996	85,910	(42,914)	(50)%
Depreciation and amortization	1,660	4,845	(3,185)	(66)%
Operating loss	(27,404)	(59,324)	31,920	54%
Other expense:
Interest expense, net	(1,989)	(284)	(1,705)	NM
Miscellaneous expense, net	(120)	(86)	(34)	(40)%
Loss from continuing operations before income taxes	(29,513)	(59,694)	30,181	51%
Income tax benefit	498	19,503	(19,005)	(97)%
Loss from continuing operations	(29,015)	(40,191)	11,176	28%
Loss from discontinued operations, net of taxes	—	(40,475)	40,475	NM
Net loss	(29,015)	(80,666)	51,651	64%
Less: Net loss attributable to nonredeemable noncontrolling interests from continued operations	(598)	(450)	(148)	(33)%
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	(163)	163	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(72)	72	NM
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(28,417)	$(79,981)	$51,564	64%
_________________
NM — Percentage is not meaningful
For the three months ended September 30, 2019, the reported financial results of the Company reflect the results of the MSG Entertainment business segment and the sports booking business, previously owned and operated by the Company through its MSG Sports business segment, as discontinued operations. In addition, results from continuing operations for the same period include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. The reported financial results of the Company for the three months ended September 30, 2020 reflect the Company’s results on a standalone basis, including the Company’s actual corporate overhead.
Revenues
Revenues increased $7,188 to $57,038 for the three months ended September 30, 2020 as compared to the prior year period. The net increase was attributable to the following:

Increase in revenues from league distributions	$30,341
Increase in local media rights fees from MSG Networks	2,139
Decrease in suite license fee revenue	(14,002)
Decrease in pre/regular season ticket-related revenues	(6,302)
Decrease in sponsorship and signage revenues	(2,890)
Decrease in pre/regular season food, beverage and merchandise sales	(1,291)
Other net decreases	(807)
$7,188

The increase in revenues from league distributions was primarily due to the recognition of the remainder of national media rights fees related to the 2019-20 NBA and NHL seasons during the three months ended September 30, 2020, that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020. After suspending the 2019-20 seasons in March 2020 due to COVID-19, the NHL and NBA subsequently restarted their seasons, which were completed in September and October 2020, respectively. This increase related to national media rights fees was partially offset by decreases in other league distributions.
The increase in local media rights fees from MSG Networks was primarily due to the recognition of local media rights fees associated with the Rangers’ participation in the Stanley Cup Qualifiers during the three months ended September 30, 2020.
The decrease in suite license fee revenue was primarily due to the impact of the MSGE Distribution. See “— Factors Affecting Results of Operations — MSGE Distribution — Suite License Fee Revenue” for more information. In addition, the decrease reflects the absence of Rangers preseason home games during the current year period. We will not recognize suite license fee revenue until the Knicks and Rangers resume playing home games at The Garden with fans in attendance.
The decrease in pre/regular season ticket-related revenues was due to the absence of Rangers preseason home games during the current year period as compared to three preseason home games during the prior year period. We will not recognize pre/regular season ticket revenues until the Knicks and Rangers resume playing home games at The Garden with fans in attendance.
The decrease in sponsorship and signage revenues was primarily due to the impact of the MSGE Distribution. See “— Factors Affecting Results of Operations — MSGE Distribution — Venue Sponsorship and Signage” for more information. In addition, the decrease reflects the absence of Rangers preseason home games during the current year period. We will continue recognizing significantly lower sponsorship and signage revenues until the Knicks and Rangers resume playing home games at The Garden with fans in attendance.
The decrease in pre/regular season food, beverage and merchandise sales was primarily due to the absence of Rangers preseason home games in the current year period as compared to three home games during the prior year period. We will not recognize revenues from pre/regular season food and beverage sales and minimal revenues from merchandise sales until the Knicks and Rangers resume playing home games at The Garden with fans in attendance.
Direct operating expenses
Direct operating expenses increased $21,367, or 116%, to $39,786 for the three months ended September 30, 2020 as compared to the prior year period. The net increase was attributable to the following:

Increase in team personnel compensation	$13,410
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	11,633
Increase in other team operating expenses not discussed elsewhere in this table primarily due to higher league assessments	1,275
Increase in net provisions for certain team personnel transactions	630
Decrease in pre/regular season expense associated with food, beverage and merchandise sales	(655)
Other net decreases, including expenses that did not meet the criteria for inclusion in discontinued operations in the prior year period	(4,926)
$21,367
The increase in team personnel compensation was primarily due to the recognition of player compensation expense in the current year period that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 as a result of the NBA completing the 2019-20 season in October 2020.
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended
	September 30,
	2020	2019	Increase
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$10,337	$(1,296)	$11,633
The increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) was due to adjustments to revenue sharing expense for the 2019-20 NBA and NHL seasons. Based on the completion of the 2019-20 NBA and NHL seasons, the Company recognized during the three months ended September 30,2020 a portion of revenue sharing expense (net of escrow) related to those seasons that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.

Net provisions for certain team personnel transactions were as follows:

	Three Months Ended
	September 30,
	2020	2019	Increase
Net provisions for certain team personnel transactions	$10,873	$10,243	$630
Team personnel transactions for the three months ended September 30, 2020 reflect provisions for waivers/contract terminations of $8,373 and a player trade of $2,500. Team personnel transactions for the three months ended September 30, 2019 include a net expense for waiver/contract termination costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2020 decreased $42,914, or 50%, to $42,996 as compared to the prior year period primarily due to lower corporate overhead costs, which in the prior year period included certain corporate expenses that the Company did not incur during the current year period and does not expect to incur in future periods, but which did not meet the criteria for inclusion in discontinued operations. This decrease was partially offset by an increase in employee compensation and related benefits, primarily as a result of restructuring charges, and fees related to the Company’s sponsorship sales and service representation agreements with MSG Entertainment.
Depreciation & amortization
Depreciation and amortization for the three months ended September 30, 2020 decreased $3,185, or 66%, to $1,660 as compared to the prior year period primarily due to depreciation in the prior year period that do not meet the criteria for inclusion in discontinued operations and, to a lesser extent, certain asset being fully amortized. The decrease was partially offset by higher depreciation on assets placed into service during the third quarter of fiscal year 2020.
Operating loss
Operating loss for the three months ended September 30, 2020 decreased $31,920, or 54%, to $27,404 as compared to the prior year period primarily due to a decrease in selling, general and administrative expenses and, to a lesser extent, higher revenue, partially offset by higher direct operating expenses.
Interest expense, net
Net interest expense for the three months ended September 30, 2020 increased $1,705 to $1,989 as compared to the prior year period primarily due to the Knicks and Rangers revolving credit facilities, which were drawn on in March 2020.
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
The following are the reconciliations of operating loss to adjusted operating loss for the three months ended September 30, 2020 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	Percentage
Operating loss	$(27,404)	$(59,324)	$31,920	54%
Share-based compensation	6,345	13,796
Depreciation and amortization (a)	1,660	4,845
Restructuring charges	1,644	—
Other purchase accounting adjustments	—	50
Adjusted operating loss	$(17,755)	$(40,633)	$22,878	56%
_________________
(a)Depreciation and amortization includes purchase accounting adjustments of $265 and $269 for the three months ended September 30, 2020 and 2019, respectively.
Adjusted operating loss for the three months ended September 30, 2020 decreased $22,878, or 56%, to $17,755 as compared to the prior year period. The decrease was lower than the decrease of operating loss primary due to lower share-based compensation and depreciation and amortization.
Liquidity and Capital Resources
Overview
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response. The NBA and NHL suspended their 2019-20 seasons on March 11 and 12, 2020, respectively. On May 26, 2020, the NHL announced return-to-play plans for 24 teams which began August 1, 2020. The Rangers were among the teams that returned to play in a 24-team tournament. On June 4, 2020, the NBA announced plans to resume play on July 30, 2020 with 22 teams. The Knicks were not among the teams that returned to competition. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Until the 2020-21 NBA and NHL seasons commence, our primary sources of liquidity are cash and cash equivalents and available borrowing capacity under our credit facilities. On November 6, 2020, the Company amended and extended the 2016 Knicks Credit Agreement and the 2017 Rangers Credit Agreement, and entered into the 2020 Knicks Holdings Credit Agreement (together with the 2020 Knicks Credit Agreement and the 2020 Rangers Credit Agreement, the “New Financing”), which provide for an aggregate of $250,000 of additional liquidity. In connection with the New Financing, the Company terminated its existing Knicks Unsecured Credit Facility and DDTL Facilities, described below. Once the 2020-21 NBA and NHL seasons commence, we also expect to have access to cash flow from our operations as a source of liquidity, but there can be no assurances that our expenses will not exceed our revenues, thereby presenting an ongoing use of liquidity.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, and potential repurchases of shares of the Company’s Class A Common Stock.
As of September 30, 2020, we had approximately $23,500 in unrestricted cash and cash equivalents. As of September 30, 2020, the Company had approximately $138,000 in current deferred revenue obligations. This balance is primarily comprised of obligations in connection with tickets, local media rights, suites and sponsorships. The prepaid media rights payments are expected to be earned as the 2020-21 NBA and NHL seasons commence, but if those seasons do not commence, certain of those amounts are required to be returned. As a general matter, deferred revenue obligations relating to suites, tickets and sponsorships will be addressed, to the extent necessary, through credits, make-goods and/or refunds, as applicable.

Cash and cash equivalents decreased from approximately $77,900 as of June 30, 2020 to approximately $23,500 as of September 30, 2020, primarily reflecting the impact of compensation-related payments. This included significant amounts related to team and corporate personnel that typically occur in the first quarter and not during the balance of the year. These payments were partially offset by local media rights fees and advance season ticket sales, both related to the 2020-21 NBA and NHL seasons, along with escrow recoveries related to the 2019-20 NHL season.
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
We believe we have sufficient liquidity, including approximately $23,500 in unrestricted cash and cash equivalents as of September 30, 2020, along with $250,000 of additional available borrowing capacity from the New Financing, to fund our operations, satisfy any obligations with respect to the return or application of deferred revenue and repay any outstanding debt that becomes due over the next 12 months.
2020 Knicks Revolving Credit Facility
On November 6, 2020, Knicks LLC, a wholly owned subsidiary of the Company, entered into the 2020 Knicks Credit Agreement with a syndicate of lenders providing for the 2020 Knicks Revolving Credit Facility to fund working capital needs and for general corporate purposes. Amounts borrowed may be distributed to the Company except during an event of default.
The 2020 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2020, Knicks LLC was in compliance with this financial covenant.
The 2020 Knicks Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.50% to 0.75% per annum or (ii) LIBOR plus a margin ranging from 1.50% to 1.75% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.25% to 0.30% per annum in respect of the average daily unused commitments under the 2020 Knicks Revolving Credit Facility. The outstanding balance under the 2020 Knicks Revolving Credit Facility was $220,000 as of November 9, 2020.
All obligations under the 2020 Knicks Revolving Credit Facility are secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (i) the Knicks LLC’s membership rights in the NBA and (ii) revenues to be paid to the Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements.
Subject to customary notice and minimum amount conditions, Knicks LLC may voluntarily prepay outstanding loans under the 2020 Knicks Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Knicks LLC is required to make mandatory prepayments in certain circumstances, including without limitation if the maximum available amount under the 2020 Knicks Revolving Credit Facility is greater than 350% of qualified revenues.
In addition to the financial covenant described above, the 2020 Knicks Credit Agreement and related security agreements contain certain customary representations and warranties, affirmative covenants and events of default. The 2020 Knicks Revolving Credit Facility contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2020 Knicks Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the 2020 Knicks Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
The foregoing description of the 2020 Knicks Credit Agreement is qualified in its entirety by reference to that agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
2020 Knicks Holdings Revolving Credit Facility
On November 6, 2020, Knicks Holdings entered into the 2020 Knicks Holdings Credit Agreement with a syndicate of lenders providing for the 2020 Knicks Holdings Revolving Credit Facility to fund working capital needs and for general corporate purposes.
The 2020 Knicks Holdings Revolving Credit Facility requires Knicks Holdings to comply with a debt service ratio of 1.1:1.0 over a trailing four quarter period.

The 2020 Knicks Holdings Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Holdings Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Holdings Revolving Credit Facility bear interest at a floating rate, which at the option of Knicks Holdings may be either (i) a base rate plus a margin ranging from 1.00% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 2.00% to 2.25% per annum. Knicks Holdings is required to pay a commitment fee ranging from 0.375% to 0.50% per annum in respect of the average daily unused commitments under the 2020 Knicks Holdings Revolving Credit Facility. The 2020 Knicks Holdings Revolving Credit Facility is currently undrawn as of November 9, 2020.
All obligations under the 2020 Knicks Holdings Revolving Credit Facility are secured by debt service and distribution accounts maintained by Knicks Holdings, and includes a guarantee from MSG NYK Holdings, LLC, an indirect wholly-owned subsidiary of the Company and the direct parent of Knicks Holdings.
Subject to customary notice and minimum amount conditions, Knicks Holdings may voluntarily prepay outstanding loans under the 2020 Knicks Holdings Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Knicks Holdings is required to make mandatory prepayments in certain circumstances, including if the amount of commitments under the 2020 Knicks Holdings Revolving Credit Facility increase above $350,000.
In addition to the financial covenant described above, the 2020 Knicks Holdings Revolving Credit Facility and related security agreements contain certain customary representations and warranties, affirmative covenants and events of default. The 2020 Knicks Holdings Revolving Credit Facility contains certain restrictions on the ability of Knicks Holdings to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2020 Knicks Holdings Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the 2020 Knicks Holdings Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks Holdings’ collateral.
The foregoing description of the Knicks Holdings Credit Agreement and related security agreements is qualified in its entirety by reference to those agreements, which are attached hereto as Exhibits 10.2 and 10.3 and are incorporated herein by reference.
Knicks Unsecured Credit Facility
On September 30, 2016, Knicks LLC entered into the Knicks Unsecured Credit Facility. Knicks LLC renewed this facility with the lender on the same terms in successive years and the facility was renewed for a new term effective as of September 25, 2020. There was no borrowing under the Knicks Unsecured Credit Facility as of September 30, 2020. On November 6, 2020, the Company terminated the Knicks Unsecured Credit Facility in connection with the New Financing.
2020 Rangers Revolving Credit Facility
On November 6, 2020, Rangers LLC entered into the 2020 Rangers Credit Agreement with a syndicate of lenders providing for the 2020 Rangers Revolving Credit Facility to fund working capital needs and for general corporate purposes. Amounts borrowed may be distributed to the Company except during an event of default.
The 2020 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2020, Rangers LLC was in compliance with this financial covenant.
The 2020 Rangers Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.75% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 1.75% to 2.25% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2020 Rangers Revolving Credit Facility. The outstanding balance under the 2020 Rangers Revolving Credit Facility was $160,000 as of November 9, 2020.
All obligations under the 2020 Rangers Revolving Credit Facility are secured by a first lien security interest in certain of Rangers LLC’s assets, including, but not limited to, (i) Rangers LLC’s membership rights in the NHL, (ii) revenues to be paid to Rangers LLC by the NHL pursuant to certain U.S. and Canadian national broadcast agreements, and (iii) revenues to be paid to Rangers LLC pursuant to local media contracts.
Subject to customary notice and minimum amount conditions, Rangers LLC may voluntarily prepay outstanding loans under the 2020 Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurocurrency loans). Rangers LLC is required to make mandatory prepayments in certain circumstances, including without limitation if qualified revenues are less than 17% of the maximum available amount under the 2020 Rangers Revolving Credit Facility.
In addition to the financial covenant described above, the 2020 Rangers Credit Agreement and related security agreements contain certain customary representations and warranties, affirmative covenants and events of default. The 2020 Rangers Revolving Credit Facility contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2020 Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the 2020 Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the 2020 Rangers Revolving Credit Facility.
The foregoing description of the 2020 Rangers Credit Agreement is qualified in its entirety by reference to that agreement, which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.
Delayed Draw Term Loan Credit Facilities
As an additional source of liquidity for the Company in response to the COVID-19 pandemic, on April 17, 2020, MSG NYR Holdings, LLC and MSG NYK Holdings, LLC, two indirect wholly-owned subsidiaries of the Company, each entered into a separate delayed draw term loan credit agreement with the DDTL Lender. The credit agreement for the Knicks DDTL Facility Borrower provides for a $110,000 Knicks DDTL Facility and the credit agreement for the Rangers DDTL Facility Borrower provides for a $90,000 Rangers DDTL Facility.
On November 6, 2020, the Company terminated the DDTL Facilities in connection with the New Financing.
Financing Agreements and Stock Repurchases
See Note 11 and Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2020 other than activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Net loss	$(29,015)	$(80,666)
Adjustments to reconcile net loss to net cash used in operating activities	7,459	45,477
Subtotal	(21,556)	(35,189)
Changes in working capital assets and liabilities	(35,929)	955
Net cash used in operating activities	(57,485)	(34,234)
Net cash used in investing activities	(80)	(74,236)
Net cash used in financing activities	(6,902)	(23,946)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	(1,950)
Net decrease in cash, cash equivalents and restricted cash	$(64,467)	$(134,366)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2020 increased by $23,251 to $57,485 as compared to the prior year period due to changes in working capital assets and liabilities partially offset by the decrease in net loss adjusted for non-cash items. Net cash used in operating activities for the prior year period was not adjusted to exclude net cash used in discontinued operations.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2020 decreased by $74,156 to $80 as compared to the prior year period primarily driven by investing activities in discontinued operations in the prior year period. Investing activities included in discontinued operations in the prior year period primarily consisted of capital expenditures related to MSG Entertainment’s planned MSG Spheres in Las Vegas and London partially offset by proceeds received from the sale of interest in a nonconsolidated affiliate.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2020 decreased by $17,044 to $6,902 as compared to the prior year period. This decrease was primarily due to lower taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period. Taxes paid in lieu of shares issued for equity-based compensation in the prior year period included taxes associated with MSG Entertainment employees.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. On March 11 and 12, 2020, respectively, the NBA and NHL suspended their 2019-20 seasons due to COVID-19. In July and August 2020, the NBA and NHL, respectively, restarted their seasons. As a result, the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020 during the first quarter of fiscal year 2021. In addition, depending on when the 2020-21 NBA and NHL seasons commence, the Company might recognize certain revenues during the third and fourth quarters of fiscal year 2021, that otherwise would have been recognized during the second and third quarters of fiscal year 2021, respectively.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2021. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2020.
Goodwill
The carrying amount of goodwill as of September 30, 2020 is $226,955. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
The Company elected to perform the qualitative assessment of impairment for the Company’s reporting unit for the fiscal year 2021 impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•market capitalization;

•cost factors;
•overall financial performance of the reporting unit;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2021, and there was no impairment of goodwill. Based on this impairment test, the Company’s reporting unit had sufficient safety margins, defined as the excess of the amount by which the estimated fair value of the reporting unit exceeded the carrying value of the reporting unit, including goodwill. The Company believes that if the fair value of a reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2020:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For all periods presented, the Company elected to perform a qualitative assessment of impairment for the indefinite-lived intangible assets. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:
•cost factors;
•financial performance;
•legal, regulatory, contractual, business or other factors;
•other relevant company-specific factors such as changes in management, strategy or customers;
•industry and market considerations; and
•macroeconomic conditions.
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2021, and there were no impairments identified. Based on this impairment test, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there were no material changes to the disclosures regarding market risks in connection with our interest rate risk exposure and commodity risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2020. In addition, see Item 2, “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” of this Quarterly Report on Form 10-Q for discussions of disruptions caused by COVID-19.
Potential interest rate risk exposure:
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facilities.

Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of September 30, 2020, we had a total of $350 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of September 30, 2020 and continuing for a full year would increase interest expense by approximately $3.5 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, on June 18, 2020, the Company entered into an agreement to settle an action (the “Settlement”) filed by a purported stockholder of the Company derivatively on behalf of the Company against certain directors of the Company who are members of the Dolan family and against the directors of the Company who were members of the Compensation Committee (collectively, the “Director Defendants”). Plaintiff alleged that the Director Defendants breached their fiduciary duties in connection with the 2016 and 2018 compensation packages for James L. Dolan. The Director Defendants entered into the Settlement because it will eliminate the distraction, burden, delay and expense of further litigation involving the claims to be released in the Settlement and will permit the operation of the Company without further distraction to and diversion of its directors and executives with respect to the action. After conducting an investigation, the Special Litigation Committee of the Board found no evidence that any of the Director Defendants acted in bad faith or against the best interests of the Company. The parties also agreed that the Settlement is not a presumption, concession, or admission by any of the parties of any fault, liability, or wrongdoing, or of any infirmity or weakness of any claim or defense. The court approved the Settlement on September 8, 2020 and the Settlement became effective on October 8, 2020. Under the Settlement, Mr. Dolan voluntarily relinquished a one-time equity award that the Company granted in October 2018 pursuant to his 2018 employment agreement, and the related award agreements were canceled. The Settlement also provides that (i) no future decision by the Company or MSG Entertainment, as applicable, concerning Mr. Dolan’s compensation will reinstate or compensate Mr. Dolan for the canceled awards or reinstate in Mr. Dolan’s current employment agreement the terms of Annex B to Mr. Dolan’s 2018 employment agreement, which had provided certain rights to Mr. Dolan in the event he was terminated from his employment with MSG Networks Inc. and (ii) as applicable, in connection with any negotiations with Mr. Dolan regarding his compensation, the Board of Directors or the Compensation Committee of each of the Company and MSG Entertainment will retain independent legal counsel and will continue to retain an independent compensation consultant. As part of the Settlement, the plaintiff withdrew all allegations made in the action.
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2020, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended September 30, 2020, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto.

10.2	Credit Agreement, dated as of November 6, 2020, by and among Knicks Holdings, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto.
10.3	Security Agreement, dated as of November 6, 2020, between Knicks Holdings, LLC and JPMorgan Chase Bank, N.A., as collateral agent.
10.4
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November 2020.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer