Form 10-Q
period 2020-12-31
Madison Square Garden Sports Corp.
filed 2021-02-03
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 29, 2021:

Class A Common Stock par value $0.01 per share	—	19,587,113
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$70,762	$77,852
Restricted cash	9,500	12,821
Accounts receivable, net	24,897	7,403
Net related party receivables	11,935	135
Prepaid expenses	47,535	20,634
Other current assets	10,851	9,433
Total current assets	175,480	128,278
Property and equipment, net of accumulated depreciation and amortization of $41,098 and $38,361 as of December 31, 2020 and June 30, 2020, respectively	37,034	39,597
Right-of-use lease assets	711,882	718,051
Amortizable intangible assets, net	2,224	2,754
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Other assets	26,398	6,019
Total assets	$1,292,117	$1,233,798

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	December 31, 2020	June 30, 2020
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,174	$2,301
Net related party payables	25,468	17,952
Accrued liabilities:
Employee related costs	36,032	71,451
Other accrued liabilities	58,338	33,071
Operating lease liabilities, current	26,807	39,131
Deferred revenue	200,329	126,348
Total current liabilities	348,148	290,254
Long-term debt	380,000	350,000
Operating lease liabilities, noncurrent	687,535	679,053
Defined benefit and other postretirement obligations	6,617	7,014
Other employee related costs	44,574	50,027
Deferred tax liabilities, net	57,393	57,721
Deferred revenue, noncurrent	31,978	2,014
Other liabilities	1,000	1,150
Total liabilities	1,557,245	1,437,233
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,582 and 19,466 shares outstanding as of December 31, 2020 and June 30, 2020, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2020 and June 30, 2020	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2020 and June 30, 2020	—	—
Additional paid-in capital	15,432	5,940
Treasury stock, at cost, 866 and 982 shares as of December 31, 2020 and June 30, 2020, respectively	(147,585)	(167,431)
Accumulated deficit	(133,986)	(43,605)
Accumulated other comprehensive loss	(2,119)	(2,139)
Total Madison Square Garden Sports Corp. stockholders’ equity	(268,009)	(206,986)
Nonredeemable noncontrolling interests	2,881	3,551
Total equity	(265,128)	(203,435)
Total liabilities and equity	$1,292,117	$1,233,798

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenues (a)	$28,771	$292,798	$85,809	$342,648

Operating expenses:
Direct operating expenses (b)	16,661	197,783	56,447	216,202
Selling, general and administrative expenses (c)	48,909	90,328	91,905	176,238
Depreciation and amortization	1,607	4,920	3,267	9,765
Operating loss	(38,406)	(233)	(65,810)	(59,557)
Other income (expense):
Interest income	—	233	—	526
Interest expense	(2,487)	(796)	(4,476)	(1,373)
Miscellaneous expense, net	(70)	(88)	(190)	(174)
	(2,557)	(651)	(4,666)	(1,021)
Loss from continuing operations before income taxes	(40,963)	(884)	(70,476)	(60,578)
Income tax benefit (expense)	(170)	(2,773)	328	16,730
Loss from continuing operations	(41,133)	(3,657)	(70,148)	(43,848)
Income from discontinued operations, net of taxes	—	96,006	—	55,531
Net income (loss)	(41,133)	92,349	(70,148)	11,683
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(508)	(465)	(1,106)	(915)
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	(1,241)	—	(1,404)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(86)	—	(158)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(40,625)	$94,141	$(69,042)	$14,160

Basic
Continuing operations	$(1.68)	$(0.13)	$(2.86)	$(1.80)
Discontinued operations	—	4.07	—	2.39
Basic income (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(1.68)	$3.94	$(2.86)	$0.59
Diluted
Continuing operations	$(1.68)	$(0.13)	$(2.86)	$(1.79)
Discontinued operations	—	4.06	—	2.38
Diluted income (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(1.68)	$3.93	$(2.86)	$0.59
Weighted-average number of common shares outstanding:
Basic	24,144	23,913	24,103	23,870
Diluted	24,144	23,979	24,103	23,977
_________________
(a)Includes revenues from related parties of $14,369 and $61,119 for the three months ended December 31, 2020 and 2019, respectively, and $23,430 and $67,446 for the six months ended December 31, 2020 and 2019, respectively.
(b)Includes net charges from (to) related parties of $2,650 and $(137) for the three months ended December 31, 2020 and 2019, respectively, and $3,264 and $(137) for the six months ended December 31, 2020 and 2019, respectively.
(c)Includes net charges from (to) related parties of $10,455 and $(2,742) for the three months ended December 31, 2020 and 2019, respectively, and $24,202 and $(5,399) for the six months ended December 31, 2020 and 2019, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income (loss)	$(41,133)	$92,349	$(70,148)	$11,683
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	10	346	20	685
Cumulative translation adjustments	—	23,186	—	13,168
Other comprehensive income, before income taxes	10	23,532	20	13,853
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income, net of income taxes	10	23,532	20	13,853
Comprehensive income (loss)	(41,123)	115,881	(70,128)	25,536
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from continuing operations	(508)	(465)	(1,106)	(915)
Less: Comprehensive loss attributable to redeemable noncontrolling interests from discontinued operations	—	(1,241)	—	(1,404)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(86)	—	(158)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(40,615)	$117,673	$(69,022)	$28,013

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(70,148)	$11,683
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,267	57,202
Provision (benefits) from deferred income taxes	(328)	682
Share-based compensation expense	22,326	33,585
Loss in equity method investments, net of income distributions	—	2,643
Purchase accounting adjustments associated with leases	—	3,389
Unrealized gains on equity investment with readily determinable fair value	—	(14,725)
(Recovery of) provision for doubtful accounts	(175)	2,083
Other non-cash adjustments	371	144
Change in assets and liabilities:
Accounts receivable, net	(17,319)	(34,188)
Net related party receivables	(11,800)	(267)
Prepaid expenses and other assets	(44,670)	(40,748)
Accounts payable	(1,127)	16,593
Net related party payables	7,516	9,518
Accrued and other liabilities	(15,963)	58,400
Collections due to promoters	—	(6,397)
Deferred revenue	104,090	12,184
Operating lease right-of-use assets and lease liabilities	2,327	(609)
Net cash (used in) provided by operating activities	(21,633)	111,172
Cash flows from investing activities:
Capital expenditures	(141)	(221,335)
Proceeds from insurance recoveries	—	476
Payments for acquisition of assets	—	(1,000)
Purchase of short-term investments	—	(106,063)
Proceeds from maturity of short-term investments	—	106,587
Investments and loans to nonconsolidated affiliates	—	(63)
Proceeds from sale of nonconsolidated affiliates	—	18,000
Loan repayment received from subordinated note	—	58,735
Cash received for notes receivable	—	750
Net cash used in investing activities	(141)	(143,913)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	(13,891)	(26,264)
Noncontrolling interest holders’ capital contribution	—	2,000
Distributions to noncontrolling interest holders	—	(535)
Proceeds from revolving credit facilities	30,000	—
Repayment of revolving credit facility	—	(15,000)
Principal repayment on long-term debt	—	(3,750)
Payment of contingent consideration	(200)	(200)
Payments for financing costs	(4,546)	—
Net cash provided by (used in) financing activities	11,363	(43,749)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	1,693
Net decrease in cash, cash equivalents and restricted cash	(10,411)	(74,797)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	90,673	25,836
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	1,092,065
Cash, cash equivalents and restricted cash at beginning of period	90,673	1,117,901
Cash, cash equivalents and restricted cash from continuing operations, end of period	80,262	27,528
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	1,015,576
Cash, cash equivalents and restricted cash at end of period	$80,262	$1,043,104
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$30	$47,478
Tenant improvement paid by landlord	$—	$195
Share-based compensation capitalized in property and equipment	$—	$2,482

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of September 30, 2020	$249	$—	$(147,605)	$(93,361)	$(2,129)	$(242,846)	$2,953	$(239,893)
Net loss	—	—	—	(40,625)	—	(40,625)	(508)	(41,133)
Other comprehensive income	—	—	—	—	10	10	—	10
Comprehensive loss	—	—	—	—	—	(40,615)	(508)	(41,123)
Share-based compensation	—	15,981	—	—	—	15,981	—	15,981
Tax withholding associated with shares issued for equity-based compensation	—	(93)	—	—	—	(93)	—	(93)
Common stock issued under stock incentive plans	—	(20)	20	—	—	—	—	—
Adjustments to noncontrolling interests	—	(436)	—	—	—	(436)	436	—
Balance as of December 31, 2020	$249	$15,432	$(147,585)	$(133,986)	$(2,119)	$(268,009)	$2,881	$(265,128)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2019
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of September 30, 2019	$249	$2,819,449	$(186,583)	$(50,978)	$(56,602)	$2,525,535	$19,447	$2,544,982	$67,464
Net income (loss)	—	—	—	94,141	—	94,141	(551)	93,590	(1,241)
Other comprehensive income	—	—	—	—	23,532	23,532	—	23,532	—
Comprehensive income (loss)	—	—	—	—	—	117,673	(551)	117,122	(1,241)
Share-based compensation	—	17,926	—	—	—	17,926	—	17,926	—
Tax withholding associated with shares issued for equity-based compensation	—	(2,818)	—	—	—	(2,818)	—	(2,818)	—
Common stock issued under stock incentive plans	—	(690)	690	—	—	—	—	—	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	2,000	2,000	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(535)	(535)	—
Balance as of December 31, 2019	$249	$2,833,867	$(185,893)	$43,163	$(33,070)	$2,658,316	$20,361	$2,678,677	$66,223

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	$249	$5,940	$(167,431)	$(43,605)	$(2,139)	$(206,986)	$3,551	$(203,435)
Net loss	—	—	—	(69,042)	—	(69,042)	(1,106)	(70,148)
Other comprehensive income	—	—	—	—	20	20	—	20
Comprehensive loss	—	—	—	—	—	(69,022)	(1,106)	(70,128)
Share-based compensation	—	22,326	—	—	—	22,326	—	22,326
Tax withholding associated with shares issued for equity-based compensation	—	(11,023)	—	(2,868)	—	(13,891)	—	(13,891)
Common stock issued under stock incentive plans	—	(1,375)	19,846	(18,471)	—	—	—	—
Adjustments to noncontrolling interests	—	(436)	—	—	—	(436)	436	—
Balance as of December 31, 2020	$249	$15,432	$(147,585)	$(133,986)	$(2,119)	$(268,009)	$2,881	$(265,128)

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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP“) and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (“fiscal year 2020”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. However, on March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. In July and August 2020, the NBA and NHL, respectively, restarted their seasons. As a result, the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020 during the first quarter of fiscal year 2021. In addition, on December 16, 2020 and January 14, 2021, respectively, the Knicks and Rangers resumed playing their home games at The Garden as part of the 2020-21 seasons. Due to the delayed start of the 2020-21 NBA and NHL seasons, the Company will recognize certain revenues during the third and fourth quarters of fiscal year 2021 that otherwise would have been recognized during the second and third quarters of fiscal year 2021, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Reclassifications
The historical results of MSG Entertainment have been reflected in the accompanying consolidated statements of operations for the three and six months ended December 31, 2019 as discontinued operations. See Note 3 for more information. In addition, certain reclassifications have been made in order to conform to the current period’s presentation and relate to the separation of Deferred revenue, noncurrent, which was previously reported in Other liabilities in the consolidated balance sheet as of June 30, 2020.
Impact of COVID-19
COVID-19 disruptions have materially impacted the Company’s revenues and the Company is recognizing materially less revenues, or in some cases no revenues, across a number of areas. Those areas include: ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales. In addition, the Knicks and Rangers will play fewer games during the 2020-21 regular seasons, with the NBA scheduled to play a 72-game regular season schedule while the NHL is scheduled to play a 56-game regular season schedule. These compare to traditional 82-game regular season schedules for both the NBA and NHL.
While The Garden was closed due to the government mandated suspension of events as a result of COVID-19, the Knicks and Rangers were not required to pay license fees to MSG Entertainment under the Arena License Agreements. On December 16, 2020 and January 14, 2021, respectively, the Knicks and Rangers resumed playing their homes games at The Garden as part of the 2020-21 seasons. However, fans are currently prohibited from attending events due to ongoing government-mandated assembly restrictions. No assurances can be made that games at The Garden this season will be played with any in-arena audiences or, that if fans are permitted, that audience capacity would not be limited. When games are played at The Garden by the Knicks and Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable rent paid to MSG Entertainment is reduced by up to 80%.
During the six months ended December 31, 2020, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses are reduced including (i) rent payments to MSG Entertainment under the Arena License Agreements, (ii) NBA league assessments and day-of-game expenses for the Knicks and Rangers games, and (iii) league revenue sharing and team personnel expense. These expense reductions will not fully offset revenue losses. Additionally, as the Knicks and Rangers returned to play in December 2020 and January 2021, respectively, and in anticipation of fans returning to the building in the future, certain costs will increase including day-of-game expenses and certain selling, general and administrative costs.
The Company believes that it has sufficient liquidity, including approximately $70,800 in Cash and cash equivalents as of December 31, 2020, along with available borrowing capacity under existing credit facilities, to fund its operations and satisfy any obligations with respect to the return or application of deferred revenue over the next 12 months.
At this time, the Company’s management is unable to predict when the Company will be able to resume normal business operations and if there will be any longer-term effects due to these COVID-related disruptions. The Company’s business is also particularly sensitive to discretionary business and consumer spending. COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on the Company’s business.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from CLG, in which the Company has a controlling voting interest. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. CLG is consolidated with the equity owned by other shareholders shown as nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.

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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Discontinued Operations
As a result of the MSGE Distribution, the results of the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment through the MSGE Distribution Date, as well as transaction costs related to the MSGE Distribution, have been classified in the accompanying consolidated statement of operations for the three and six months ended December 31, 2019 as discontinued operations. See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information.
The table below sets forth operating results of discontinued operations for the three and six months ended December 31, 2019. Amounts presented below differ from historically reported results for the MSG Entertainment business segment due to reclassifications and adjustments made for purposes of discontinued operations.

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Revenues	$336,260	$501,375
Direct operating expenses	173,756	287,972
Selling, general and administrative expenses	58,138	114,885
Depreciation and amortization	23,291	47,437
Operating income	81,075	51,081
Other income (expense):
Loss in equity method investments	(1,170)	(2,643)
Interest income	6,036	13,059
Interest expense	(919)	(2,183)
Miscellaneous income, net	9,387	14,551
Income from discontinued operations before income taxes	94,409	73,865
Income tax benefit (expense)	1,597	(18,334)
Net income from discontinued operations	96,006	55,531
Less: Net loss attributable to redeemable noncontrolling interests	(1,241)	(1,404)
Less: Net loss attributable to nonredeemable noncontrolling interests	(86)	(158)
Net income from discontinued operations attributable to Madison Square Garden Sports Corp.’s stockholders	$97,333	$57,093
As permitted under ASU 2014-08, the Company has elected not to adjust the consolidated statement of cash flows for the six months ended December 31, 2019 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the period presented, significant selected financial information related to the MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment through the MSGE Distribution Date, which is included in the accompanied consolidated statements of cash flows:

Six Months Ended
December 31, 2019
Non-cash items included in net income (loss):
Depreciation and amortization	$47,437
Share-based compensation expense	5,534

Cash flows from investing activities:
Capital expenditures	$208,122

Non-cash investing activities:
Capital expenditures incurred but not yet paid	$46,151

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and six months ended December 31, 2020 and 2019, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Event-related (a)	$—	$124,046	$—	$131,466
Media rights (b)	22,306	101,185	72,495	107,396
Sponsorship, signage and suite licenses	3,995	60,235	6,945	80,376
League distributions and other	2,470	7,332	6,369	23,410
Total revenues from contracts with customers	$28,771	$292,798	$85,809	$342,648
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2020 and June 30, 2020.

	December 31,	June 30,
	2020	2020
Receivables from contracts with customers, net (a)	$25,887	$8,035
Contract assets, current (b)	4,276	4,112
Deferred revenue, including non-current portion (c), (d)	232,307	128,362
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the Company’s accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2020 and June 30, 2020, the Company’s receivables reported above included $990 and $632, respectively, related to various related parties associated with contracts with customers. See Note 16 for further details on related party arrangements.
(b)Contract assets, current, which are reported as Other current assets in the Company’s accompanying consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue related to local media rights with MSG Networks was $56,341 and $0 as of December 31, 2020 and June 30, 2020, respectively. See Note 16 for further details on these related party arrangements.
(d)Revenue recognized for the six months ended December 31, 2020 relating to the deferred revenue balance as of June 30, 2020 was $44,392.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal Year 2021 (remainder)	$18,833
Fiscal Year 2022	74,791
Fiscal Year 2023	47,966
Fiscal Year 2024	34,515
Fiscal Year 2025	23,896
Thereafter	29,809
$229,810

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,144	23,913	24,103	23,870
Dilutive effect of shares issuable under share-based compensation plans	—	66	—	107
Weighted-average shares for diluted EPS	24,144	23,979	24,103	23,977
Weighted-average shares excluded from diluted earnings per share	152	510	403	507
Note 6. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include a net expense for transactions relating to the Company’s sports teams for waiver/contract termination costs and player trades (“Team personnel transactions”). Team personnel transactions expense was $2,839 and $17,644 for the three months ended December 31, 2020 and 2019, respectively, and $13,712 and $27,887 for the six months ended December 31, 2020 and 2019, respectively.
Note 7. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2020	June 30, 2020	December 31, 2019	June 30, 2019
Captions on the consolidated balance sheets:
Cash and cash equivalents	$70,762	$77,852	$2,425	$4,317
Restricted cash (a)	9,500	12,821	25,103	21,519
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$80,262	$90,673	$27,528	$25,836
_________________
(a)Restricted cash as of December 31, 2020 relates to the Company’s revolving credit facilities (see Note 12 for more information). For all prior periods, restricted cash primarily included cash deposited in escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information).
Note 8. Leases
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, in connection with the MSGE Distribution, the Company entered into the Arena License Agreements with MSG Entertainment that end on June 30, 2055 and allow the Knicks and the Rangers to continue to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The Garden was not available for use between April 17, 2020 and the start of the NBA and NHL seasons in December 2020 and January 2021, respectively, due to the COVID-19 pandemic and local government restrictions on gatherings. The Company was not required to make license payments while The Garden was unavailable for use. During the three months ended December 31, 2020, the Company recognized operating lease costs associated with the Knicks Arena License Agreement with respect to Knicks games played at The Garden in December 2020. On December 31, 2020 the assets and liabilities associated with the Rangers Arena License Agreement were remeasured utilizing the same discount rate as of April 17, 2020, taking into account the unpaid monthly installments during the lease period as a resolution of a lease contingency, since the Rangers did not resume play at The Garden until January 2021.
As of December 31, 2020, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 20 months to 35 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s accompanying consolidated balance sheets as of December 31, 2020 and June 30, 2020:

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2020	June 30, 2020
Right-of-use assets:
Operating leases	Right-of-use lease assets	$711,882	$718,051
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$26,807	$39,131
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	687,535	679,053
Total lease liabilities		$714,342	$718,184
_________________
(a)As of December 31, 2020, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $26,403 and $686,978, respectively, that are payable to MSG Entertainment. As of June 30, 2020, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $38,770 and $678,366, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the Company’s accompanying consolidated statements of operations for the three and six months ended December 31, 2020 and 2019:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
		2020	2019	2020	2019
Operating lease cost	Direct operating expenses	$2,308	$96	$2,398	$185
Operating lease cost	Selling, general and administrative expenses	611	—	1,222	—
Short-term lease cost	Direct operating expenses	27	42	51	84
Short term lease costs	Selling, general and administrative expenses	—	—	—	—
Total lease cost		$2,946	$138	$3,671	$269
Supplemental Information
For the six months ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $1,299 and $200, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of December 31, 2020 was 34.1 years. The weighted average discount rate was 7.13% as of December 31, 2020 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Maturities of operating lease liabilities as of December 31, 2020 are as follows:

Fiscal Year 2021 (remainder)	$6,390
Fiscal Year 2022	43,563
Fiscal Year 2023	45,029
Fiscal Year 2024	44,937
Fiscal Year 2025	44,052
Thereafter	2,158,686
Total lease payments	2,342,657
Less imputed interest	(1,628,315)
Total lease liabilities	$714,342
Note 9. Goodwill and Intangible Assets
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of December 31, 2020 and June 30, 2020 is $226,955.
The Company’s indefinite-lived intangible assets as of December 31, 2020 and June 30, 2020 are as follows:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2020	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,572)	$728
Non-compete agreements	2,400	(1,640)	760
Other intangibles	1,200	(464)	736
	$5,900	$(3,676)	$2,224

June 30, 2020	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,342)	$958
Non-compete agreements	2,400	(1,400)	1,000
Other intangibles	1,200	(404)	796
	$5,900	$(3,146)	$2,754
For the three months ended December 31, 2020 and 2019, amortization expense of intangible assets was $265 and $1,103, respectively. For the six months ended December 31, 2020 and 2019, amortization expense of intangible assets was $530 and $2,205, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Fair Value Measurements

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2020		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt (a)	$380,000	$380,000	$350,000	$350,000
_________________
(a)The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s long-term debt is the same as its carrying amount as the facilities bear interest at a variable rate indexed to current market conditions. On November 6, 2020, the Company amended and extended these credit facilities and borrowed an additional $20,000 under the 2020 Knicks Revolving Credit Facility (as defined in Note 12) and $10,000 under the 2020 Rangers Revolving Credit Facility (as defined in Note 12). See Note 12 for further details.
Contingent Consideration Liabilities
In connection with the CLG acquisition (see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for further details), the Company recorded certain deferred and contingent consideration liabilities at fair value as part of the purchase price allocation.

The following table provides a reconciliation of the deferred and contingent consideration liabilities in connection with the CLG acquisition:

Six Months Ended December 31, 2020
Balance as of June 30, 2020	$336
Contingent consideration payment	(200)
Change in fair value of contingent consideration(a)	(136)
Balance as of December 31, 2020	$—
_________________
(a)The change in fair value of contingent consideration, including accretion, was recorded within Selling, general and administrative expenses in the accompanying consolidated statement of operations for the six months ended December 31, 2020.
Note 11. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 8 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2020 other than the amended and extended credit facilities described in Note 12 and activities in the ordinary course of business.
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
All borrowings under the 2020 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.500% to 0.750% per annum or (ii) LIBOR plus a margin ranging from 1.500% to 1.750% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2020 Knicks Revolving Credit Facility. The outstanding balance under the 2020 Knicks Revolving Credit Facility was $220,000 as of December 31, 2020. The interest rate on the 2020 Knicks Revolving Credit Facility as of December 31, 2020 was 1.65%. During the six months ended December 31, 2020 the Company made interest payments of $1,394.
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
The 2020 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2020, Knicks LLC was in compliance with this financial covenant.
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
Knicks Holdings Credit Facility
On November 6, 2020, Knicks Holdings, LLC, an indirect, wholly-owned subsidiary of the Company and the direct parent of Knicks LLC (“Knicks Holdings”), entered into a new credit agreement with a syndicate of lenders (the “2020 Knicks Holdings Credit Agreement”). The 2020 Knicks Holdings Credit Agreement provides for a revolving credit facility of up to $75,000 (the “2020 Knicks Holdings Revolving Credit Facility” to fund working capital needs and for general corporate purposes.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The 2020 Knicks Holdings Revolving Credit Facility requires Knicks Holdings to comply with a debt service ratio of 1.1:1.0 over a trailing four quarter period. As of December 31, 2020, Knicks Holdings was in compliance with this financial covenant.
The 2020 Knicks Holdings Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Holdings Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Holdings Revolving Credit Facility bear interest at a floating rate, which at the option of Knicks Holdings may be either (i) a base rate plus a margin ranging from 1.000% to 1.250% per annum or (ii) LIBOR plus a margin ranging from 2.000% to 2.250% per annum. Knicks Holdings is required to pay a commitment fee ranging from 0.375% to 0.500% per annum in respect of the average daily unused commitments under the 2020 Knicks Holdings Revolving Credit Facility. There was no borrowing under the 2020 Knicks Holdings Revolving Credit Facility as of December 31, 2020.
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
All borrowings under the 2020 Rangers Revolving Credit Facility were subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Rangers Credit Agreement bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.750% to 1.250% per annum or (ii) LIBOR plus a margin ranging from 1.750% to 2.250% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2020 Rangers Revolving Credit Facility. The outstanding balance under the 2020 Rangers Revolving Credit Facility was $160,000 as of December 31, 2020. The interest rate on the 2020 Rangers Revolving Credit Facility as of December 31, 2020 was 2.15%. During the six months ended December 31, 2020 the Company made interest payments of $1,361.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The 2020 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2020, Rangers LLC was in compliance with this financial covenant.
Delayed Draw Term Loan Credit Facilities
As an additional source of liquidity for the Company in response to the COVID-19 pandemic, on April 17, 2020, MSG NYR Holdings, LLC and MSG NYK Holdings, LLC, two indirect wholly-owned subsidiaries of the Company, each entered into a separate delayed draw term loan credit agreement with MSG Entertainment Group, LLC, a wholly-owned subsidiary of MSG Entertainment, as lender (the “DDTL Facilities”). The credit agreement for MSG NYK Holdings, LLC provided for a $110,000 senior unsecured delayed draw term loan facility and the credit agreement for MSG NYR Holdings, LLC provided for a $90,000 senior unsecured delayed draw term loan facility.
On November 6, 2020, the Company terminated the DDTL Facilities in their entirety.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheet:

	December 31, 2020 (a)	June 30, 2020
Other current assets	$1,756	$675
Other assets	3,219	264
—————
(a) In connection with the 2020 Knicks Revolving Credit Facility, 2020 Knicks Holdings Revolving Credit Facility and 2020 Rangers Revolving Credit Facility, the Company incurred $4,553 in deferred financing costs during the six months ended December 31, 2020.
Note 13. Benefit Plans
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
Also, the Company historically sponsored an unfunded non-contributory, non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan (the “Excess Plan”).
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

As of the MSGE Distribution Date, the Company and MSG Entertainment entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the MSGE Distribution with regard to historical liabilities under the Company’s former pension and postretirement plans. See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information with regard to the liabilities retained by the Company from the Excess Cash Balance Plan and Excess Plan, which were transferred to the MSG Sports, LLC Excess Cash Balance Plan and MSG Sports, LLC Excess Retirement Plan, which the Company established in connection with the MSGE Distribution and are collectively referred to the “MSGS Pension Plans.”
The following table presents components of net periodic benefit cost for the MSGE Pension Plans, MSGS Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2020 and 2019. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous expense, net.

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$—	$20	$—	$17
Interest cost	60	1,328	—	27
Expected return on plan assets	—	(1,328)	—	—
Recognized actuarial loss	10	344	—	2
Net periodic benefit cost	$70	$364	$—	$46

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$—	$48	$—	$35
Interest cost	120	2,656	—	55
Expected return on plan assets	—	(2,659)	—	—
Recognized actuarial loss	20	680	—	5
Net periodic benefit cost	$140	$725	$—	$95

Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Continuing Operations	$70	$86	$—	$—
Discontinued Operations	—	278	—	46
Total net periodic benefit cost	$70	$364	$—	$46

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Continuing Operations	$140	$172	$—	$—
Discontinued Operations	—	553	—	95
Total net periodic benefit cost	$140	$725	$—	$95
Defined Contribution Plans
Prior to the MSGE Distribution, the Company sponsored The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), which is a multiple employer plan and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”) and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”), which is also a multiple employer plan. As a result of the MSGE Distribution, the Savings Plans and Union Savings Plan were transferred to MSG Entertainment. However, MSG Sports employees continue to participate in the 401(k) Plan. In addition, pursuant to the Employee Matters Agreement the Company established the MSG Sports LLC Excess Savings Plan to provide non-qualified retirement benefits to eligible MSG Sports employees. See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information with regard to the liabilities retained by the Company.
Expenses related MSG Sports LLC Excess Savings Plan and Savings Plans that are included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Continuing Operations	$506	$2,096	$1,104	$4,006
Discontinued Operations	—	787	—	1,504
Total Savings Plan Expenses	$506	$2,883	$1,104	$5,510
For the three and six months ended December 31, 2019, expenses related to the Union Savings Plan of $31 and $53, respectively, have been classified in the accompanying consolidated statement of operations as discontinued operations.
Note 14. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense was $15,981 and $22,326 for the three and six months ended December 31, 2020, respectively. Share-based compensation expense was $14,255 and $28,051 for the three and six months ended December 31, 2019, respectively. There were no costs related to share-based compensation in continuing operations that were capitalized for the three and six months ended December 31, 2020 and 2019, respectively.
Share-based compensation expense for discontinued operations was $2,439 and $5,534 for the three and six months ended December 31, 2019, respectively.
As a result of an agreement to settle an action (the “Settlement”) filed by a purported stockholder of the Company derivatively on behalf of the Company against certain directors of the Company who are members of the Dolan family and against the directors of the Company who were members of the Compensation Committee, Mr. Dolan voluntarily relinquished a one-time equity award granted by the Company in October 2018 pursuant to his 2018 employment agreement, and the related award agreements were canceled. The one-time equity award included: 32 target performance stock units and three grants of stock options to purchase an aggregate of 449 shares of Class A Common Stock, which were to vest over a four-year period. The Settlement became effective October 8, 2020 and therefore, upon cancellation, the Company recorded previously unrecognized share-based compensation expense of approximately $7,400 related to this award during the three and six months ended December 31, 2020.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company and MSG Entertainment employees, for the six months ended December 31, 2020:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2020	275	327	$262.13
Granted	123	48	$162.22
Vested	(110)	(100)	$239.33
Forfeited / Cancelled	(12)	(48)	$284.89
Unvested award balance, December 31, 2020	276	227	$235.04
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the MSGE Distribution.
The fair value of RSUs that vested during the six months ended December 31, 2020 was $34,668. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s and MSG Entertainment’s employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 84 of these RSUs, with an aggregate value of $13,891, inclusive of $7,106 related to MSG Entertainment employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2020.
The fair value of RSUs that vested during the six months ended December 31, 2019 was $59,032. The weighted-average fair value per share at grant date of RSUs granted during the six months ended December 31, 2019 was $247.18.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the six months ended December 31, 2020:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2020	543	$225.79
Granted	—	$—
Cancelled	(449)	$242.51
Balance as of December 31, 2020	94	$145.78	6.96	$3,595
Exercisable as of December 31, 2020	94	$145.78	6.96	$3,595
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
During the three and six months ended December 31, 2020, the Company did not engage in any share repurchase activities under its share repurchase program. As of December 31, 2020, the Company had $259,639 of availability remaining under its stock repurchase authorization.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 16. Related Party Transactions
As of December 31, 2020, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.0% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Networks and AMC Networks Inc. (“AMC Networks”).
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
•Sublease agreement, pursuant to which the Company leases office space from MSG Entertainment;
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates, primarily with MSG Networks. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenues	$14,369	$61,119	$23,430	$67,446
Operating expenses (credits):
Corporate general and administrative credits, net — MSG Networks	$(219)	$(2,602)	$(438)	$(5,204)
Corporate general and administrative expenses, net — MSG Entertainment	8,456	—	20,318	—
Costs associated with the Sponsorship sales and service representation agreements	2,322	—	4,680	—
Costs associated with the Arena License Agreements	2,494	—	2,854	—
Other operating expenses (credits), net	52	(277)	52	(332)
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
Corporate general and administrative expenses, net — MSG Networks reflects charges from the Company to MSG Networks under the Current MSGN Services Agreement of $219 and $438 for the three and six months ended December 31, 2020, net of general and administrative costs charged to the Company by MSG Networks, respectively. In addition, it reflects charges from the Company to MSG Networks under the Prior MSGN Services Agreement of $2,641 and $5,282, for the three and six months ended December 31, 2019, net of general and administrative costs charged to the Company by MSG Networks, respectively.
Corporate general and administrative expenses, net — MSG Entertainment
Corporate general and administrative expense, net — MSG Entertainment reflects net charges of $7,913 and $18,949 from MSG Entertainment pursuant to the TSA for certain business functions that were previously performed by internal resources for the three and six months ended December 31, 2020, respectively. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. In addition, Corporate general and administrative expense, net — MSG Entertainment reflects rent expense of $674 and $1,369 associated with the lease of office space from

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

MSG Entertainment for the three and six months ended December 31, 2020, respectively. See Note 8 for more information regarding the lease of office space from MSG Entertainment.
Costs associated with the Sponsorship sales and service representation agreements
Pursuant to the Sponsorship sales and service representation agreements, MSG Entertainment charges the Company sales commission fees and sponsorship fulfillment costs, as well as costs of MSG Entertainment sales and service staff and overhead associated with the sales of sponsorship assets.
Costs associated with the Arena License Agreements
For the three and six months ended December 31, 2020, costs associated with the Arena License Agreements include $2,210 recorded as operating lease cost. See Note 8 for more information regarding Arena License Agreements.
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
Discontinued operations
Related party transactions included in Income from discontinued operations, net of taxes in the accompanying consolidated statements of operations for the three months ended December 31, 2019 include (i) revenues from related parties of $6,381, (ii) operating expenses charged by related parties of $275, and (iii) loss in equity-method investments of $1,170. Related party transactions included in Income from discontinued operations, net of taxes in the accompanying consolidated statements of operations for the six months ended December 31, 2019 include (i) revenues from related parties of $7,119, (ii) operating expenses charged by related parties of $462, and (iii) loss in equity-method investments of $2,643.
Note 17. Income Taxes
Income tax expense for the three months ended December 31, 2020 of $170 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $9,842 related to an increase in the valuation allowance, tax expense of $1,558 resulting from the acceleration of share-based compensation expense in connection with the cancellation of certain awards and tax expense of $533 resulting from nondeductible officers’ compensation, partially offset by state income tax benefit of $3,427.
Income tax benefit for the six months ended December 31, 2020 of $328 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $17,463 related to an increase in the valuation allowance, tax expense of $1,558 resulting from the acceleration of share-based compensation expense in connection with the cancellation of certain awards and tax expense of $1,393 resulting from nondeductible officers’ compensation, partially offset by state income tax benefit of $6,261.
Income tax expense for the three months ended December 31, 2019 of $2,773 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $1,547 resulting from nondeductible officers’ compensation and state income tax expense of $1,099.
Income tax benefit for the six months ended December 31, 2019 of $16,730 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to state income tax benefit of $4,380 and excess tax benefit of $3,185 related to share-based compensation awards, partially offset by tax expense of $3,008 resulting from nondeductible officers’ compensation.
The Company was notified in April 2020 that the City of New York was commencing an audit of the state income tax returns for the fiscal years ended June 30, 2016 and 2017. The Company does not expect the examination, when finalized, to result in material changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”), including, with respect to the NBA and the NHL 2020-21 seasons, local media rights fees, and the impact of COVID-19 on our future operations. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the duration and severity of the coronavirus pandemic and our ability to effectively manage the impacts, including the availability of The Garden with no or limited fans and league decisions regarding play;
•the impact of a change in the duration of the 2020-21 NBA and NHL seasons on our ability to recognize revenue from national media rights fees;
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
•changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements, including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps, escrow requirements, revenue sharing, NBA luxury tax thresholds and media rights, or other regulations under which we operate;
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

Corporate Costs
Results from continuing operations for the periods prior to the MSGE Distribution include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. See “— Results of Operations — Comparison of the three and six months ended December 31, 2020 versus the three and six months ended December 31, 2019” and Note 3 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information.
Impact of COVID-19 on Our Business
COVID-19 disruptions have materially impacted the Company’s revenues and the Company is recognizing materially less revenues, or in some cases no revenues, across a number of areas. Those areas include: ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales. In addition, the Knicks and Rangers will play fewer games during the 2020-21 regular seasons, with the NBA scheduled to play a 72-game regular season schedule while the NHL is scheduled to play a 56-game regular season. These both compare to traditional 82-game regular season schedules for the NBA and NHL.
Subsidiaries of the Company are parties to the Arena License Agreements with a subsidiary of MSG Entertainment that requires the Knicks and Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and Rangers will pay an annual license fee in connection with their respective use of The Garden. The stated license fee for the first full contract year ending June 30, 2021 would have been approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. However, while The Garden was closed due to the government mandated suspension of events as a result of COVID-19, the Knicks and Rangers were not required to pay license fees to MSG Entertainment under the Arena License Agreements. On December 16, 2020 and January 14, 2021, respectively, the Knicks and Rangers resumed playing their home games at The Garden as part of the 2020-21 seasons. However, fans are currently prohibited from attending events due to ongoing government-mandated assembly restrictions. No assurances can be made that games at The Garden this season will be played with any in-arena audiences or without limited-capacity in-arena audiences. When games are played at The Garden by the Knicks and Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable rent paid to MSG Entertainment is reduced by up to 80%.
During the six months ended December 31, 2020, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses are reduced including (i) rent payments to MSG Entertainment under the Arena License Agreements, (ii) NBA league assessments and day-of-game expenses for the Knicks and Rangers games, and (iii) league revenue sharing and team personnel expense. These expense reductions will not fully offset revenue losses. Additionally, as the Knicks and Rangers returned to play in December 2020 and January 2021, respectively, and in anticipation of fans returning to the building in the future, certain costs will increase including day-of-game expenses and certain selling, general and administrative costs.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the six months ended December 31, 2020 compared to the six months ended December 31, 2019, and (iii) certain contractual obligations.
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

Results of Operations
Comparison of the three and six months ended December 31, 2020 versus the three and six months ended December 31, 2019
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Six Months Ended
	December 31,		Change (a)		December 31,		Change (a)
	2020	2019	$	%	2020	2019	$	%
Revenues	$28,771	$292,798	$(264,027)	(90)%	$85,809	$342,648	$(256,839)	(75)%
Direct operating expenses	16,661	197,783	(181,122)	(92)%	56,447	216,202	(159,755)	(74)%
Selling, general and administrative expenses	48,909	90,328	(41,419)	(46)%	91,905	176,238	(84,333)	(48)%
Depreciation and amortization	1,607	4,920	(3,313)	(67)%	3,267	9,765	(6,498)	(67)%
Operating loss	(38,406)	(233)	(38,173)	NM	(65,810)	(59,557)	(6,253)	(10)%
Other expense:
Interest expense, net	(2,487)	(563)	(1,924)	NM	(4,476)	(847)	(3,629)	NM
Miscellaneous expense, net	(70)	(88)	18	20%	(190)	(174)	(16)	(9)%
Loss from continuing operations before income taxes	(40,963)	(884)	(40,079)	NM	(70,476)	(60,578)	(9,898)	(16)%
Income tax benefit (expense)	(170)	(2,773)	2,603	94%	328	16,730	(16,402)	(98)%
Loss from continuing operations	(41,133)	(3,657)	(37,476)	NM	(70,148)	(43,848)	(26,300)	(60)%
Income from discontinued operations, net of taxes	—	96,006	(96,006)	NM	—	55,531	(55,531)	NM
Net income (loss)	(41,133)	92,349	(133,482)	NM	(70,148)	11,683	(81,831)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from continued operations	(508)	(465)	(43)	(9)%	(1,106)	(915)	(191)	(21)%
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	(1,241)	1,241	NM	—	(1,404)	1,404	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(86)	86	NM	—	(158)	158	NM
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(40,625)	$94,141	$(134,766)	NM	$(69,042)	$14,160	$(83,202)	NM
_________________
NM — Percentage is not meaningful

(a)Operating results were materially impacted by the coronavirus pandemic. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.
For the three and six months ended December 31, 2019, the reported financial results of the Company reflect the results of the MSG Entertainment business segment and the sports booking business, previously owned and operated by the Company through its MSG Sports business segment, as discontinued operations. In addition, results from continuing operations for the same period include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. The reported financial results of the Company for the three and six months ended December 31, 2020 reflect the Company’s results on a standalone basis, including the Company’s actual corporate overhead.

Revenues
Revenues decreased $264,027, or 90%, to $28,771 for the three months ended December 31, 2020 as compared to the prior year period. Revenues decreased $256,839, or 75%, to $85,809 for the six months ended December 31, 2020 as compared to the prior year period. The net decrease was attributable to the following:

	Three	Six
	Months	Months
Decrease in pre/regular season ticket-related revenues	$(108,689)	$(114,991)
Decrease in local media rights fees from MSG Networks	(47,180)	(45,041)
Decrease in revenues from league distributions	(37,320)	(6,979)
Decrease in suite license fee revenues	(28,185)	(42,187)
Decrease in sponsorship and signage revenues	(23,841)	(26,731)
Decrease in pre/regular season food, beverage and merchandise sales	(18,635)	(19,926)
Other net decreases	(177)	(984)
	$(264,027)	$(256,839)
The decrease in pre/regular season ticket-related revenues for the three and six months ended December 31, 2020 was a result of fans being prohibited from attending events at The Garden due to ongoing government-mandated assembly restrictions. We will not recognize pre/regular season ticket-related revenues until the Knicks and Rangers play home games at The Garden with fans in attendance.
The decrease in local media rights fees from MSG Networks for the three and six months ended December 31, 2020 was primarily due to the delayed start of the 2020-21 NBA and NHL regular seasons. The Knicks’ regular season began on December 23, 2020, while the Rangers’ regular season began on January 14, 2021. In addition, the decrease for the six months ended December 31, 2020 was slightly offset by the recognition of local media rights fees from MSG Networks associated with the Rangers’ participation in the Stanley Cup Qualifiers during the first quarter of fiscal year 2021. The Company expects that local media rights fees from MSG Networks will be reduced for fiscal year 2021 as a result of the shortened NHL 2020-21 regular season schedule. However, for the second half of fiscal year 2021, the Company anticipates that local media rights fees from MSG Networks will be higher as compared with the prior year period due to the timing of the 2020-21 NBA and NHL regular seasons, as well as the impact of the suspended 2019-20 regular seasons in the prior year period. Furthermore, the Company expects local media rights fees from MSG Networks to be higher for fiscal year 2021 as compared with the prior year, which reflects contractual rate increases and the net impact of the shortened seasons in both periods.
The decrease in revenues from league distributions for the three and six months ended December 31, 2020 was primarily due to lower national media rights fees as a result of the delayed start of the 2020-21 NBA and NHL regular seasons as discussed above and, decreases in other league distributions. In addition, the decrease for the six months ended December 31, 2020 was largely offset by the remainder of national media rights fees related to the 2019-20 NBA and NHL seasons which were recognized during the first quarter of fiscal year 2021, that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020. After suspending the 2019-20 seasons in March 2020 due to the COVID-19 pandemic, the NHL and NBA subsequently resumed play and completed their seasons in September and October 2020, respectively.
The decrease in suite license fee revenue for the three and six months ended December 31, 2020 was a result of fans being prohibited from attending events at The Garden due to ongoing government-mandated assembly restrictions. In addition, the six months ended December 31, 2020 includes the impact of the MSGE Distribution. See “— Factors Affecting Results of Operations — MSGE Distribution — Suite License Fee Revenue” for more information. We will not recognize suite license fee revenue until the Knicks and Rangers play home games at The Garden with fans in attendance.
The decrease in sponsorship and signage revenues for the three and six months ended December 31, 2020 was primarily due to (i) the delayed start of the 2020-21 NBA and NHL regular seasons, (ii) fans being prohibited from attending events at The Garden due to ongoing government-mandated assembly restrictions, and (iii) the impact of the MSGE Distribution. See “— Factors Affecting Results of Operations — MSGE Distribution — Venue Sponsorship and Signage” for more information. We will continue recognizing lower sponsorship and signage revenues until the Knicks and Rangers play home games at The Garden with fans in attendance.
The decrease in pre/regular season food, beverage and merchandise sales for the three and six months ended December 31, 2020 was a result of fans being prohibited from attending events at The Garden due to ongoing government-mandated assembly restrictions. We will recognize no revenues from pre/regular season food and beverage sales and minimal revenues from merchandise sales until the Knicks and Rangers play home games at The Garden with fans in attendance.

Direct operating expenses
Direct operating expenses decreased $181,122, or 92%, to $16,661 for the three months ended December 31, 2020 as compared to the prior year period. Direct operating expenses decreased $159,755, or 74%, to $56,447 for the six months ended December 31, 2020 as compared to the prior year period. The net decrease was attributable to the following:

	Three	Six
	Months	Months
Decrease in team personnel compensation	$(88,710)	$(75,300)
Decrease in other team operating expenses not discussed elsewhere in this table	(36,868)	(35,593)
Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	(28,431)	(16,798)
Decrease in net provisions for certain team personnel transactions	(14,805)	(14,175)
Decrease in pre/regular season expense associated with food, beverage and merchandise sales	(10,093)	(10,748)
Inclusion of operating lease costs associated with the Knicks playing home games at The Garden	2,210	2,210
Other net decreases, including expenses that did not meet the criteria for inclusion in discontinued operations in the prior year period	(4,425)	(9,351)
	$(181,122)	$(159,755)
The decrease in team personnel compensation for the three and six months ended December 31, 2020 was primarily due to the delayed start of the 2020-21 NBA and NHL regular seasons. In addition, the decrease in the six months ended December 31, 2020 was slightly offset by the recognition of player compensation expense during the first quarter of fiscal year 2021 that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 as a result of the NBA completing the 2019-20 season in October 2020. While the Company anticipates that the team personnel compensation expense will be higher during the second half of fiscal year 2021 as compared to the prior year period as a result of the timing of the 2020-21 NBA and NHL regular seasons, we expect the team personnel compensation expense to be lower during fiscal year 2021, as compared to prior fiscal year.
The decrease in other team operating expenses not discussed elsewhere in this table for the three and six months ended December 31, 2020 was primarily driven by fans being prohibited from attending events at The Garden due to ongoing government-mandated assembly restrictions and the delayed start of the 2020-21 NBA and NHL regular seasons. We expect that certain of our team operating expenses will be lower due to the shortened 2020-21 NBA and NHL regular seasons and fans being prohibited from attending events at The Garden.
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2020	2019	Decrease	2020	2019	Decrease
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$(1,027)	$27,404	$(28,431)	$9,310	$26,108	$(16,798)
The decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three and six months ended December 31, 2020 reflects lower provisions for league revenue sharing expense (net of escrow) of $28,777 and $17,146, respectively, primarily as a result of fans being prohibited from attending events at The Garden due to ongoing government-mandated assembly restrictions. In addition, the six months ended December 31, 2020 includes adjustments to revenue sharing expense (net of escrow) for the 2019-20 NBA and NHL seasons. Based on the completion of the 2019-20 NBA and NHL seasons, during the first quarter of fiscal year 2021 the Company recognized a portion of revenue sharing expense (net of escrow) related to those seasons that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.
The Knicks were not a luxury tax payer for the 2019-20 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of December 31, 2020 would not result in the team being a luxury tax payer for the 2020-21 season.
The actual amounts for the 2020-21 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.

Net provisions for certain team personnel transactions were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2020	2019	Decrease	2020	2019	Increase (Decrease)
Waivers/contract terminations	$2,756	$16,676	$(13,920)	$11,129	$26,919	$(15,790)
Player trades	83	968	(885)	2,583	968	1,615
Net provisions for certain team personnel transactions	$2,839	$17,644	$(14,805)	$13,712	$27,887	$(14,175)
The decrease in pre/regular season expense associated with food and beverage sales was due to the impact of the MSGE Distribution. See “— Factors Affecting Results of Operations — MSGE Distribution — Food, Beverage and Merchandise Sales” for more information. The decrease in pre/regular season expense associated with merchandise sales for the three and six months ended December 31, 2020 was a result of fans being prohibited from attending events at The Garden due to ongoing government-mandated assembly restrictions. We will recognize minimal expense associated with merchandise sales until the Knicks and Rangers play home games at The Garden with fans in attendance.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2020 decreased $41,419, or 46%, to $48,909 as compared to the prior year period. Selling, general and administrative expenses for the six months ended December 31, 2020 decreased $84,333, or 48%, to $91,905 as compared to the prior year period. For the three and six months ended December 31, 2020, the decrease was primarily due to lower corporate overhead costs, which in the prior year period included certain corporate expenses that the Company did not incur during the current year period and does not expect to incur in future periods, but which did not meet the criteria for inclusion in discontinued operations. In addition, the decrease in selling, general and administrative expenses for the three months ended December 31, 2020 reflects lower marketing costs as compared to the prior year period. These decreases in selling, general and administrative expenses were slightly offset by fees related to the Company’s sponsorship sales and service representation agreements with MSG Entertainment during the three and six months ended December 31, 2020.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2020 decreased $3,313, or 67%, to $1,607 as compared to the prior year period. For the six months ended December 31, 2020 depreciation and amortization decreased $6,498, or 67%, to $3,267 as compared to the prior year period. The decreases for the three and six months ended December 31, 2020 was primarily due to depreciation in the prior year period that do not meet the criteria for inclusion in discontinued operations and, to a lesser extent, certain asset being fully amortized. The decrease was partially offset by higher depreciation on assets placed into service during the third quarter of fiscal year 2020.
Operating loss
Operating loss for the three months ended December 31, 2020 increased $38,173 to $38,406 as compared to the prior year period primarily due to a decrease in revenues, partially offset by lower direct operating expenses and, to a lesser extent, a decrease in selling, general and administrative expenses.
Operating loss for the six months ended December 31, 2020 increased $6,253, or 10%, to $65,810 as compared to the prior year period primarily due to a decrease in revenues, partially offset by lower direct operating expenses and, to a lesser extent, a decrease in selling, general and administrative expenses.
Interest expense, net
Net interest expense for the three months ended December 31, 2020 increased $1,924 to $2,487 as compared to the prior year period. Net interest expense for the six months ended December 31, 2020 increased $3,629 to $4,476 as compared to the prior year period. For the three and six months ended December 31, 2020 the increases were primarily due to the Knicks and Rangers revolving credit facilities, which were initially drawn on in March 2020, with subsequent additional drawings in November 2020.
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
The following are the reconciliations of operating loss to adjusted operating income (loss) for the three and six months ended December 31, 2020 as compared to the prior year period:

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Operating loss	$(38,406)	$(233)	$(38,173)	NM	$(65,810)	$(59,557)	$(6,253)	(10)%
Deferred rent	1,802	—			1,802	—
Depreciation and amortization (a)	1,607	4,920			3,267	9,765
Share-based compensation	15,981	14,255			22,326	28,051
Restructuring charges	—	—			1,644	—
Other purchase accounting adjustments	—	50			—	100
Adjusted operating income (loss)	$(19,016)	$18,992	$(38,008)	NM	$(36,771)	$(21,641)	$(15,130)	(70)%
_________________
(a)Depreciation and amortization includes purchase accounting adjustments of $265 and $269 for the three months ended December 31, 2020 and 2019, respectively and $530 and $538 for the six months ended December 31, 2020 and 2019, respectively.
Adjusted operating income for the three months ended December 31, 2020 decreased $38,008 to an adjusted operating loss of $19,016 as compared to the prior year period primarily due to a decrease in revenues, partially offset by lower direct operating expenses and, to a lesser extent, a decrease in selling, general and administrative expenses.
Adjusted operating loss for the six months ended December 31, 2020 increased $15,130, or 70%, to $36,771 as compared to the prior year period. The increase was higher than the increase in operating loss primarily due to lower depreciation and amortization and lower share-based compensation. This was partially offset by deferred rent expense and restructuring charges in the current year period.

Liquidity and Capital Resources
Overview
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response. The Knicks and Rangers will play fewer games during the 2020-21 regular seasons, with the NBA scheduled to play a 72-game regular season while the NHL is scheduled to play a 56-game regular season. These both compare to traditional 82-game regular season schedules for the NBA and NHL. In addition, while games have resumed at The Garden, fans are currently prohibited from attending events due to ongoing government-mandated assembly restrictions. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. In addition, see also Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Our primary sources of liquidity are cash and cash equivalents and available borrowing capacity under our credit facilities as well as cash flow from our operations. There can be no assurance, however, that our expenses will not exceed our revenues, thereby presenting an ongoing use of liquidity. On November 6, 2020, the Company amended and extended the 2016 Knicks Credit Agreement and the 2017 Rangers Credit Agreement, and entered into the 2020 Knicks Holdings Credit Agreement (together with the 2020 Knicks Credit Agreement and the 2020 Rangers Credit Agreement, the “New Financing”), which provide for additional liquidity.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, and potential repurchases of shares of the Company’s Class A Common Stock.
As of December 31, 2020, we had approximately $70,800 in Cash and cash equivalents. In addition, as of December 31, 2020, the Company’s deferred revenue obligations were approximately $206,200, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with local and national media rights, tickets, suites and sponsorships. In addition, the Company's deferred revenue obligations included $30,000 from the NBA, which the league provided to each team following the completion of the NBA’s $900,000 private placement in December 2020. The prepaid media rights payments and certain sponsorships are expected to be earned throughout the 2020-21 NBA and NHL seasons. As a general matter, deferred revenue obligations relating to suites, tickets and certain sponsorships will be addressed, to the extent necessary, through credits, make-goods and/or refunds, as applicable.
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
We believe we have sufficient liquidity, including approximately $70,800 in Cash and cash equivalents as of December 31, 2020, along with $220,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations with respect to the return or application of deferred revenue over the next 12 months.
2020 Knicks Revolving Credit Facility
On November 6, 2020, Knicks LLC, a wholly owned subsidiary of the Company, entered into the 2020 Knicks Credit Agreement with a syndicate of lenders providing for the 2020 Knicks Revolving Credit Facility to fund working capital needs and for general corporate purposes. The 2020 Knicks Revolving Credit Facility increased borrowing capacity from $200,000 to $275,000. Amounts borrowed may be distributed to the Company except during an event of default.
The 2020 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2020, Knicks LLC was in compliance with this financial covenant.
The 2020 Knicks Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.50% to 0.75% per annum or (ii) LIBOR plus a margin ranging from 1.50% to 1.75% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.25% to 0.30% per annum in respect of the average daily unused commitments under the 2020 Knicks Revolving Credit Facility. The outstanding balance under the 2020 Knicks Revolving Credit Facility was $220,000 as of December 31, 2020.

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
2020 Knicks Holdings Revolving Credit Facility
On November 6, 2020, Knicks Holdings entered into the 2020 Knicks Holdings Credit Agreement with a syndicate of lenders providing for the 2020 Knicks Holdings Revolving Credit Facility to fund working capital needs and for general corporate purposes. The 2020 Knicks Holdings Revolving Credit Facility provides for $75,000 of borrowing capacity.
The 2020 Knicks Holdings Revolving Credit Facility requires Knicks Holdings to comply with a debt service ratio of 1.1:1.0 over a trailing four quarter period. As of December 31, 2020, Knicks Holdings was in compliance with this financial covenant.
The 2020 Knicks Holdings Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Holdings Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Holdings Revolving Credit Facility bear interest at a floating rate, which at the option of Knicks Holdings may be either (i) a base rate plus a margin ranging from 1.00% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 2.00% to 2.25% per annum. Knicks Holdings is required to pay a commitment fee ranging from 0.375% to 0.50% per annum in respect of the average daily unused commitments under the 2020 Knicks Holdings Revolving Credit Facility. The 2020 Knicks Holdings Revolving Credit Facility is currently undrawn as of December 31, 2020.
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
2020 Rangers Revolving Credit Facility
On November 6, 2020, Rangers LLC entered into the 2020 Rangers Credit Agreement with a syndicate of lenders providing for the 2020 Rangers Revolving Credit Facility to fund working capital needs and for general corporate purposes. The 2020 Rangers Revolving Credit Facility increased borrowing capacity from $150,000 to $250,000. Amounts borrowed may be distributed to the Company except during an event of default.
The 2020 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of December 31, 2020, Rangers LLC was in compliance with this financial covenant.

The 2020 Rangers Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.75% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 1.75% to 2.25% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2020 Rangers Revolving Credit Facility. The outstanding balance under the 2020 Rangers Revolving Credit Facility was $160,000 as of December 31, 2020.
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
Delayed Draw Term Loan Credit Facilities
As an additional source of liquidity for the Company in response to the COVID-19 pandemic, on April 17, 2020, MSG NYR Holdings, LLC and MSG NYK Holdings, LLC, two indirect wholly-owned subsidiaries of the Company, each entered into a separate delayed draw term loan credit agreement with MSG Entertainment Group, LLC, a wholly-owned subsidiary of MSG Entertainment, as lender (the “DDTL Facilities”). The credit agreement for MSG NYK Holdings, LLC provided for a $110,000 senior unsecured delayed draw term loan facility and the credit agreement for MSG NYR Holdings, LLC provided for a $90,000 senior unsecured delayed draw term loan facility.
On November 6, 2020, prior to making any borrowings under the DDTL Facilities, the Company terminated the DDTL Facilities in their entirety in connection with the New Financing.
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

Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2020 and 2019:

	Six Months Ended December 31,
	2020	2019
Net income (loss)	$(70,148)	$11,683
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	25,461	85,003
Subtotal	(44,687)	96,686
Changes in working capital assets and liabilities	23,054	14,486
Net cash (used in) provided by operating activities	(21,633)	111,172
Net cash used in investing activities	(141)	(143,913)
Net cash provided by (used in) financing activities	11,363	(43,749)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	1,693
Net decrease in cash, cash equivalents and restricted cash	$(10,411)	$(74,797)
Operating Activities
Net cash used in operating activities for the six months ended December 31, 2020 was $21,633 as compared to net cash provided by operating activities in the prior year period of $111,172. This change is primarily due to the decrease in net income to net loss in the current year period adjusted for non-cash items. Net cash provided by operating activities for the prior year period was not adjusted to exclude net cash provided by discontinued operations.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2020 decreased by $143,772 to $141 as compared to the prior year period primarily driven by investing activities in discontinued operations in the prior year period. Investing activities included in discontinued operations in the prior year period primarily consisted of capital expenditures related to MSG Entertainment’s planned MSG Spheres in Las Vegas and London partially offset by a loan repayment received from subordinated note and proceeds received from the sale of interest in a nonconsolidated affiliate.
Financing Activities
Net cash provided by financing activities for the six months ended December 31, 2020 was $11,363 as compared to net cash used in financing activities in the prior year period of $43,749. This change was primarily due to (i) proceeds received from the borrowings under the amended and extended 2020 Knicks Credit Agreement and 2020 Rangers Credit Agreement, (ii) repayments of a credit facility included in discontinued operations in the prior year period as compared to none in the current year period, and (iii) lower taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period. This was slightly offset by financing costs incurred in the current year period associated with the New Financing.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. On March 11 and 12, 2020, respectively, the NBA and NHL suspended their 2019-20 seasons due to COVID-19. In July and August 2020, the NBA and NHL, respectively, restarted their seasons. As a result, the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020 during the first quarter of fiscal year 2021. In addition, due to the delayed start of the 2020-21 NBA and NHL seasons, the Company will recognize certain revenues during the third and fourth quarters of fiscal year 2021, that otherwise would have been recognized during the second and third quarters of fiscal year 2021, respectively.
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

Goodwill
The carrying amount of goodwill as of December 31, 2020 is $226,955. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2021, and there was no impairment of goodwill. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2020:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2021, and there were no impairments identified. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amount.
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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of December 31, 2020, we had a total of $380 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of December 31, 2020 and continuing for a full year would increase interest expense by approximately $3.8 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Part II — Item 1. Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for a discussion of a derivative action that was settled on June 18, 2020, which settlement became effective on October 8, 2020.
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2020, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended December 31, 2020, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.2
Credit Agreement, dated as of November 6, 2020, by and among Knicks Holdings, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.3
Security Agreement, dated as of November 6, 2020, between Knicks Holdings, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.4
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.5
Employment Agreement dated as of December 18, 2020 between Madison Square Garden Sports Corp. and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2020). †

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Inline XBRL and contained in Exhibit 101.
_________________
† This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of February 2021.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer