Form 10-Q
period 2021-03-31
Madison Square Garden Sports Corp.
filed 2021-05-06
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Number of shares of common stock outstanding as of April 30, 2021:

Class A Common Stock par value $0.01 per share	—	19,587,113
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,128	$77,852
Restricted cash	8,896	12,821
Accounts receivable, net	82,518	7,403
Net related party receivables	5,048	135
Prepaid expenses	25,598	20,634
Other current assets	11,176	9,433
Total current assets	202,364	128,278
Property and equipment, net of accumulated depreciation and amortization of $42,406 and $38,361 as of March 31, 2021 and June 30, 2020, respectively	35,955	39,597
Right-of-use lease assets	707,323	718,051
Amortizable intangible assets, net	1,959	2,754
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Other assets	17,740	6,019
Total assets	$1,304,440	$1,233,798

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	March 31, 2021	June 30, 2020
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,554	$2,301
Net related party payables	20,700	17,952
Debt	30,000	—
Accrued liabilities:
Employee related costs	70,993	71,451
Other accrued liabilities	61,587	33,071
Operating lease liabilities, current	34,329	39,131
Deferred revenue	129,390	126,348
Total current liabilities	348,553	290,254
Long-term debt	380,000	350,000
Operating lease liabilities, noncurrent	692,243	679,053
Defined benefit and other postretirement obligations	6,544	7,014
Other employee related costs	41,977	50,027
Deferred tax liabilities, net	57,446	57,721
Deferred revenue, noncurrent	31,978	2,014
Other liabilities	1,000	1,150
Total liabilities	1,559,741	1,437,233
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,587 and 19,466 shares outstanding as of March 31, 2021 and June 30, 2020, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2021 and June 30, 2020	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2021 and June 30, 2020	—	—
Additional paid-in capital	19,327	5,940
Treasury stock, at cost, 861 and 982 shares as of March 31, 2021 and June 30, 2020, respectively	(146,734)	(167,431)
Accumulated deficit	(128,518)	(43,605)
Accumulated other comprehensive loss	(2,062)	(2,139)
Total Madison Square Garden Sports Corp. stockholders’ equity	(257,738)	(206,986)
Nonredeemable noncontrolling interests	2,437	3,551
Total equity	(255,301)	(203,435)
Total liabilities and equity	$1,304,440	$1,233,798

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues (a)	$183,010	$267,631	$268,819	$610,279

Operating expenses:
Direct operating expenses (b)	126,510	161,388	182,957	377,590
Selling, general and administrative expenses (c)	46,803	90,045	138,708	266,283
Depreciation and amortization	1,573	5,573	4,840	15,338
Operating income (loss)	8,124	10,625	(57,686)	(48,932)
Other income (expense):
Interest income	9	165	9	691
Interest expense	(2,939)	(867)	(7,415)	(2,240)
Miscellaneous expense, net	(46)	(142)	(236)	(316)
	(2,976)	(844)	(7,642)	(1,865)
Income (loss) from continuing operations before income taxes	5,148	9,781	(65,328)	(50,797)
Income tax benefit (expense)	(53)	(5,598)	275	11,132
Income (loss) from continuing operations	5,095	4,183	(65,053)	(39,665)
Loss from discontinued operations, net of taxes	—	(145,249)	—	(89,718)
Net income (loss)	5,095	(141,066)	(65,053)	(129,383)
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(373)	(785)	(1,479)	(1,700)
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	(22,447)	—	(23,851)
Less: Net income attributable to nonredeemable noncontrolling interests from discontinued operations	—	195	—	37
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$5,468	$(118,029)	$(63,574)	$(103,869)

Basic
Continuing operations	$0.23	$0.20	$(2.64)	$(1.58)
Discontinued operations	—	(5.12)	—	(2.76)
Basic income (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.23	$(4.92)	$(2.64)	$(4.34)
Diluted
Continuing operations	$0.22	$0.20	$(2.64)	$(1.58)
Discontinued operations	—	(5.12)	—	(2.76)
Diluted income (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.22	$(4.92)	$(2.64)	$(4.34)
Weighted-average number of common shares outstanding:
Basic	24,156	24,004	24,120	23,914
Diluted	24,344	24,004	24,120	23,914
_________________
(a)Includes revenues from related parties of $80,322 and $57,827 for the three months ended March 31, 2021 and 2020, respectively, and $103,752 and $125,273 for the nine months ended March 31, 2021 and 2020, respectively.
(b)Includes net charges from (to) related parties of $24,855 and $(125) for the three months ended March 31, 2021 and 2020, respectively, and $28,119 and $(262) for the nine months ended March 31, 2021 and 2020, respectively.
(c)Includes net charges from (to) related parties of $14,957 and $(2,729) for the three months ended March 31, 2021 and 2020, respectively, and $39,214 and $(8,128) for the nine months ended March 31, 2021 and 2020, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income (loss)	$5,095	$(141,066)	$(65,053)	$(129,383)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	57	342	77	1,027
Settlement loss recognized	—	67	—	67
Cumulative translation adjustments	—	(19,946)	—	(6,778)
Other comprehensive income (loss), before income taxes	57	(19,537)	77	(5,684)
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of income taxes	57	(19,537)	77	(5,684)
Comprehensive income (loss)	5,152	(160,603)	(64,976)	(135,067)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from continuing operations	(373)	(785)	(1,479)	(1,700)
Less: Comprehensive loss attributable to redeemable noncontrolling interests from discontinued operations	—	(22,447)	—	(23,851)
Less: Comprehensive income attributable to nonredeemable noncontrolling interests from discontinued operations	—	195	—	37
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$5,525	$(137,566)	$(63,497)	$(109,553)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(65,053)	$(129,383)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,840	86,869
Impairment of intangibles, long-lived assets and goodwill	—	102,211
Benefits from deferred income taxes	(275)	(9,805)
Share-based compensation expense	26,193	47,440
Loss in equity method investments, net of income distributions	—	3,739
Purchase accounting adjustments associated with leases	—	4,458
Unrealized loss on equity investment with readily determinable fair value	—	2,471
(Recovery of) provision for doubtful accounts	(175)	6,990
Other non-cash adjustments	806	273
Change in assets and liabilities:
Accounts receivable, net	(74,940)	(41,249)
Net related party receivables	(4,913)	(815)
Prepaid expenses and other assets	(14,823)	(52,593)
Accounts payable	(747)	3,222
Net related party payables	2,748	12,593
Accrued and other liabilities	19,700	71,870
Collections due to promoters	—	15,924
Deferred revenue	33,156	(12,110)
Operating lease right-of-use assets and lease liabilities	19,116	(972)
Net cash (used in) provided by operating activities	(54,367)	111,133
Cash flows from investing activities:
Capital expenditures	(437)	(342,243)
Proceeds from insurance recoveries	—	476
Payments for acquisition of assets	—	(1,000)
Purchase of short-term investments	—	(405,935)
Proceeds from maturity of short-term investments	—	176,661
Investments and loans to nonconsolidated affiliates	—	(75)
Proceeds from sale of nonconsolidated affiliates	—	18,000
Loan repayment received from subordinated note	—	58,735
Cash received for notes receivable	—	750
Net cash used in investing activities	(437)	(494,631)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	(13,891)	(26,447)
Proceeds from share issuance	808	—
Noncontrolling interest holders’ capital contribution	—	4,000
Distributions to noncontrolling interest holders	—	(535)
Proceeds from revolving credit facilities	30,000	350,000
Proceeds from NHL advance	30,000	—
Repayment of revolving credit facility	—	(15,000)
Principal repayment on long-term debt	—	(5,000)
Payment of contingent consideration	(200)	(200)
Payments for financing costs	(4,562)	—
Net cash provided by financing activities	42,155	306,818
Effect of exchange rates on cash, cash equivalents and restricted cash	—	3,916
Net decrease in cash, cash equivalents and restricted cash	(12,649)	(72,764)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	90,673	25,836
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	1,092,065
Cash, cash equivalents and restricted cash at beginning of period	90,673	1,117,901
Cash, cash equivalents and restricted cash from continuing operations, end of period	78,024	23,289
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	1,021,848
Cash, cash equivalents and restricted cash at end of period	$78,024	$1,045,137
Non-cash investing and financing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$—	$37,715
Capital expenditures incurred but not yet paid	$38	$75,846
Tenant improvement paid by landlord	$—	$195
Share-based compensation capitalized in property and equipment	$—	$3,790

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	$249	$15,432	$(147,585)	$(133,986)	$(2,119)	$(268,009)	$2,881	$(265,128)
Net income (loss)	—	—	—	5,468	—	5,468	(373)	5,095
Other comprehensive income	—	—	—	—	57	57	—	57
Comprehensive income (loss)	—	—	—	—	—	5,525	(373)	5,152
Share-based compensation	—	3,867	—	—	—	3,867	—	3,867
Common stock issued under stock incentive plans	—	(43)	851	—	—	808	—	808
Adjustments to noncontrolling interests	—	71	—	—	—	71	(71)	—
Balance as of March 31, 2021	$249	$19,327	$(146,734)	$(128,518)	$(2,062)	$(257,738)	$2,437	$(255,301)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31,2019	$249	$2,833,867	$(185,893)	$43,163	$(33,070)	$2,658,316	$20,361	$2,678,677	$66,223
Net loss	—	—	—	(118,029)	—	(118,029)	(590)	(118,619)	(22,447)
Other comprehensive loss	—	—	—	—	(19,537)	(19,537)	—	(19,537)	—
Comprehensive loss	—	—	—	—	—	(137,566)	(590)	(138,156)	(22,447)
Share-based compensation	—	15,163	—	—	—	15,163	—	15,163	—
Tax withholding associated with shares issued for equity-based compensation	—	(183)	—	—	—	(183)	—	(183)	—
Common stock issued under stock incentive plans	—	(374)	374	—	—	—	—	—	—
Adjustments to noncontrolling interests	—	(1,424)	—	—	—	(1,424)	1,424	—	—
Noncontrolling interest non-cash acquisition	—	20,262	17,453	—	—	37,715	—	37,715	(37,715)
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	—	—	—	(16,939)	—	(16,939)	16,939
Balance as of March 31, 2020	$249	$2,850,372	$(168,066)	$(74,866)	$(52,607)	$2,555,082	$21,195	$2,576,277	$23,000

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	$249	$5,940	$(167,431)	$(43,605)	$(2,139)	$(206,986)	$3,551	$(203,435)
Net loss	—	—	—	(63,574)	—	(63,574)	(1,479)	(65,053)
Other comprehensive income	—	—	—	—	77	77	—	77
Comprehensive loss	—	—	—	—	—	(63,497)	(1,479)	(64,976)
Share-based compensation	—	26,193	—	—	—	26,193	—	26,193
Tax withholding associated with shares issued for equity-based compensation	—	(11,023)	—	(2,868)	—	(13,891)	—	(13,891)
Common stock issued under stock incentive plans	—	(1,418)	20,697	(18,471)	—	808	—	808
Adjustments to noncontrolling interests	—	(365)	—	—	—	(365)	365	—
Balance as of March 31, 2021	$249	$19,327	$(146,734)	$(128,518)	$(2,062)	$(257,738)	$2,437	$(255,301)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2020
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627
Net loss	—	—	—	(103,869)	—	(103,869)	(1,663)	(105,532)	(23,851)
Other comprehensive loss	—	—	—	—	(5,684)	(5,684)	—	(5,684)	—
Comprehensive loss	—	—	—	—	—	(109,553)	(1,663)	(111,216)	(23,851)
Share-based compensation	—	51,230	—	—	—	51,230	—	51,230	—
Tax withholding associated with shares issued for equity-based compensation	—	(26,447)	—	—	—	(26,447)	—	(26,447)	—
Common stock issued under stock incentive plans	—	(22,271)	22,271	—	—	—	—	—	—
Adjustments to noncontrolling interests	—	(1,424)	—	—	—	(1,424)	1,424	—	—
Contribution from noncontrolling interest holders	—	—	—	—	—	—	3,709	3,709	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(535)	(535)	—
Noncontrolling interest non-cash acquisition	—	20,262	17,453	—	—	37,715	—	37,715	(37,715)
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	—	—	—	(16,939)	—	(16,939)	16,939
Balance as of March 31, 2020	$249	$2,850,372	$(168,066)	$(74,866)	$(52,607)	$2,555,082	$21,195	$2,576,277	$23,000

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Sports Corp., formerly The Madison Square Garden Company (together with its subsidiaries, the “Company” or “MSG Sports”) owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League (“AHL”) and the Westchester Knicks of the NBA G League (“NBAGL”). These professional sports franchises are collectively referred to herein as the “sports teams.” In addition, the Company owns Knicks Gaming, an esports franchise that competes in the NBA 2K League, as well as a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. The Company also operates two professional sports team performance centers — the Madison Square Garden Training Center in Greenburgh, NY and the CLG Performance Center in Los Angeles, CA. CLG and Knicks Gaming are collectively referred to herein as the “esports teams,” and together with the sports teams, the “teams.”
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP“) and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (“fiscal year 2020”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. However, on March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. In July and August 2020, the NBA and NHL, respectively, resumed their seasons. As a result, the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020 during the first quarter of fiscal year 2021. In addition, on December 16, 2020 and January 14, 2021, respectively, the Knicks and Rangers resumed playing their home games at The Garden as part of the 2020-21 seasons. Due to the delayed start of the 2020-21 NBA and NHL seasons, the Company recognized certain revenues during the third quarter of fiscal year 2021 and will recognize certain revenues during the fourth quarter of fiscal year 2021, that otherwise would have been recognized during the second and third quarters of fiscal year 2021, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Reclassifications
The historical results of MSG Entertainment have been reflected in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2020 as discontinued operations. See Note 3 for more information. In addition, certain reclassifications have been made in order to conform to the current period’s presentation and relate to the separation of Deferred revenue, noncurrent, which was previously reported in Other liabilities in the consolidated balance sheet as of June 30, 2020.
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
While The Garden was closed due to the government mandated suspension of events as a result of COVID-19, the Knicks and Rangers were not required to pay license fees to MSG Entertainment under the Arena License Agreements. When games are played at The Garden by the Knicks and Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable rent paid to MSG Entertainment is reduced by up to 80%. On December 16, 2020 and January 14, 2021, respectively, the Knicks and Rangers resumed playing their homes games at The Garden as part of the 2020-21 seasons. However, fans were initially prohibited from attending events due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, respectively. Effective May 19, 2021, The Garden will be permitted to operate at up to 30% capacity, which would be after the end of the 2020-21 regular seasons. No assurances can be made that attendance will remain permissible or at stated capacity limits during the remainder of the 2020-21 regular seasons and postseasons.
During the nine months ended March 31, 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses are reduced including (i) rent payments to MSG Entertainment under the Arena License Agreements, (ii) NBA league assessments and day-of-game expenses for the Knicks and Rangers games, and (iii) league revenue sharing and team personnel expense. These expense reductions will not fully offset revenue losses. Additionally, as the Knicks and Rangers returned to play in December 2020 and January 2021, respectively, and with fans having returned to The Garden in February 2021, certain costs increased and will continue to increase, to the extent that attendance capacity increases, including day-of-game expenses and certain selling, general and administrative costs.
The Company believes that it has sufficient liquidity, including $69,128 in Cash and cash equivalents as of March 31, 2021, along with available borrowing capacity under existing credit facilities, to fund its operations and satisfy any obligations with respect to the return or application of deferred revenue over the next 12 months.
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
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, deferred tax valuation allowance, and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the Financial Statements to be reasonable.
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
Note 3. Discontinued Operations
As a result of the MSGE Distribution, the results of the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment through the MSGE Distribution Date, as well as transaction costs related to the MSGE Distribution, have been classified in the accompanying consolidated statement of operations for the three and nine months ended March 31, 2020 as discontinued operations. See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information.
The table below sets forth operating results of discontinued operations for the three and nine months ended March 31, 2020. Amounts presented below differ from historically reported results for the MSG Entertainment business segment due to reclassifications and adjustments made for purposes of discontinued operations.

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Revenues	$157,010	$658,385
Direct operating expenses	111,545	399,517
Selling, general and administrative expenses	64,989	179,874
Depreciation and amortization	24,094	71,531
Impairment of intangibles, long-lived assets and goodwill	102,211	102,211
Operating loss	(145,829)	(94,748)
Other income (expense):
Loss in equity method investments	(1,096)	(3,739)
Interest income	3,494	16,553
Interest expense	(1,014)	(3,197)
Miscellaneous expense, net	(17,306)	(2,755)
Loss from discontinued operations before income taxes	(161,751)	(87,886)
Income tax benefit (expense)	16,502	(1,832)
Net loss from discontinued operations	(145,249)	(89,718)
Less: Net loss attributable to redeemable noncontrolling interests	(22,447)	(23,851)
Less: Net income attributable to nonredeemable noncontrolling interests	195	37
Net loss from discontinued operations attributable to Madison Square Garden Sports Corp.’s stockholders	$(122,997)	$(65,904)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

As permitted under ASU 2014-08, the Company has elected not to adjust the consolidated statement of cash flows for the nine months ended March 31, 2020 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the period presented, significant selected financial information related to the MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment through the MSGE Distribution Date, which is included in the accompanied consolidated statements of cash flows:

Nine Months Ended
March 31, 2020
Non-cash items included in net income (loss):
Depreciation and amortization	$71,531
Impairment of intangibles, long-lived assets and goodwill	102,211
Share-based compensation expense	7,881

Cash flows from investing activities:
Capital expenditures	$326,596

Non-cash investing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$37,715
Capital expenditures incurred but not yet paid	75,656
Note 4. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and nine months ended March 31, 2021 and 2020, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Event-related (a)	$4,552	$105,443	$4,552	$236,909
Media rights (b)	139,963	96,789	212,458	204,185
Sponsorship, signage and suite licenses	25,391	55,913	32,336	136,289
League distributions and other	13,104	9,486	19,473	32,896
Total revenues from contracts with customers	$183,010	$267,631	$268,819	$610,279
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2021 and June 30, 2020.

	March 31,	June 30,
	2021	2020
Receivables from contracts with customers, net (a)	$41,137	$8,035
Contract assets, current (b)	4,949	4,112
Deferred revenue, including non-current portion (c), (d)	161,368	128,362
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the Company’s accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2021 and June 30, 2020, the Company’s receivables reported above included $911 and $632, respectively, related to various related parties associated with contracts with customers. See Note 16 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and luxury tax payments.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue related to local media rights with MSG Networks was $4,620 and $0 as of March 31, 2021 and June 30, 2020, respectively. See Note 16 for further details on these related party arrangements.
(d)Revenue recognized for the nine months ended March 31, 2021 relating to the deferred revenue balance as of June 30, 2020 was $53,397.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks.

Fiscal Year 2021 (remainder)	$19,569
Fiscal Year 2022	74,745
Fiscal Year 2023	48,090
Fiscal Year 2024	34,575
Fiscal Year 2025	24,119
Thereafter	29,960
$231,058

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,156	24,004	24,120	23,914
Dilutive effect of shares issuable under share-based compensation plans	188	—	—	—
Weighted-average shares for diluted EPS	24,344	24,004	24,120	23,914
Weighted-average shares excluded from diluted earnings (loss) per share	—	778	331	597
Note 6. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net expense for transactions relating to the Company’s sports teams for waiver/contract termination costs and player trades (“Team personnel transactions”). Team personnel transactions expense was $3,305 and $5,711 for the three months ended March 31, 2021 and 2020, respectively, and $17,003 and $33,598 for the nine months ended March 31, 2021 and 2020, respectively. As a result of certain team personnel contract terminations in May 2021, the Company will record a pre-tax charge of approximately $21,000 in the fourth quarter of fiscal year 2021. This charge will be reflected in selling, general and administrative expenses in the Company’s consolidated statements of operations for the year ending June 30, 2021.
Note 7. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2021	June 30, 2020	March 31, 2020	June 30, 2019
Captions on the consolidated balance sheets:
Cash and cash equivalents	$69,128	$77,852	$2,400	$4,317
Restricted cash (a)	8,896	12,821	20,889	21,519
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$78,024	$90,673	$23,289	$25,836
_________________
(a)Restricted cash as of March 31, 2021 relates to the Company’s revolving credit facilities (see Note 12 for more information) and cash deposited in an escrow account. For all prior periods, restricted cash primarily included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information).
Note 8. Leases
The Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) and the lease of CLG Performance Center. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the ASC Topic 842, Leases. See Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information regarding the Company’s accounting policies associated with its leases.
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
In addition, in connection with the MSGE Distribution, the Company entered into the Arena License Agreements with MSG Entertainment that end on June 30, 2055 and allow the Knicks and the Rangers to continue to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The Garden was not available for use between April 17, 2020 and the start of the NBA and NHL seasons in December 2020 and January 2021, respectively, due to the COVID-19 pandemic and local government restrictions on gatherings. The Company was not required to make license payments while The Garden was unavailable for use. During the three and nine months ended March 31, 2021, the Company recognized operating lease costs associated with the Knicks and Rangers Arena License Agreements with respect to games played at The Garden beginning in December 2020 and January 2021, respectively.
As of March 31, 2021, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 17 months to 34 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s accompanying consolidated balance sheets as of March 31, 2021 and June 30, 2020:

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2021	June 30, 2020
Right-of-use assets:
Operating leases	Right-of-use lease assets	$707,323	$718,051
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$34,329	$39,131
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	692,243	679,053
Total lease liabilities		$726,572	$718,184
_________________
(a)As of March 31, 2021, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $33,922 and $691,783, respectively, that are payable to MSG Entertainment. As of June 30, 2020, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $38,770 and $678,366, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the Company’s accompanying consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended March 31,		Nine Months Ended March 31,
		2021	2020	2021	2020
Operating lease cost	Direct operating expenses	$20,454	$96	$22,852	$281
Operating lease cost	Selling, general and administrative expenses	611	—	1,833	—
Short-term lease cost	Direct operating expenses	35	23	86	107
Short term lease costs	Selling, general and administrative expenses	—	—	—	—
Total lease cost		$21,100	$119	$24,771	$388
Supplemental Information
For the nine months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $2,717 and $300, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of March 31, 2021 was 33.9 years. The weighted average discount rate was 7.13% as of March 31, 2021 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Maturities of operating lease liabilities as of March 31, 2021 are as follows:

Fiscal Year 2021 (remainder)	$3,226
Fiscal Year 2022	43,563
Fiscal Year 2023	45,029
Fiscal Year 2024	44,937
Fiscal Year 2025	44,052
Thereafter	2,158,686
Total lease payments	2,339,493
Less imputed interest	(1,612,921)
Total lease liabilities	$726,572
Note 9. Goodwill and Intangible Assets
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of March 31, 2021 and June 30, 2020 is $226,955.
The Company’s indefinite-lived intangible assets as of March 31, 2021 and June 30, 2020 are as follows:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2021	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,687)	$613
Non-compete agreements	2,400	(1,760)	640
Other intangibles	1,200	(494)	706
	$5,900	$(3,941)	$1,959

June 30, 2020	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,342)	$958
Non-compete agreements	2,400	(1,400)	1,000
Other intangibles	1,200	(404)	796
	$5,900	$(3,146)	$2,754
For the three months ended March 31, 2021 and 2020, amortization expense of intangible assets was $265 and $1,090, respectively. For the nine months ended March 31, 2021 and 2020, amortization expense of intangible assets was $795 and $3,295, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	March 31, 2021	June 30, 2020
Assets:
Money market accounts	I	$60,008	$—
Total assets measured at fair value		$60,008	$—
Assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts approximates fair value due to their short-term maturities.

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$—	$—
Long-term debt (b)	$380,000	$380,000	$350,000	$350,000
_________________
(a)On March 25, 2021, the NHL advanced $30,000 to Rangers LLC. The Company’s debt, current is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s debt, current is the same as its carrying amount as the advance bears interest at current market conditions. See Note 12 for further details.
(b)The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s long-term debt is the same as its carrying amount as the facilities bear interest at a variable rate indexed to current market conditions. On November 6, 2020, the Company amended and extended these credit facilities and borrowed an additional $20,000 under the 2020 Knicks Revolving Credit Facility (as defined in Note 12) and $10,000 under the 2020 Rangers Revolving Credit Facility (as defined in Note 12). See Note 12 for further details.
Contingent Consideration Liabilities
In connection with the CLG acquisition (see Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for further details), the Company recorded certain deferred and contingent consideration liabilities at fair value as part of the purchase price allocation.

The following table provides a reconciliation of the deferred and contingent consideration liabilities in connection with the CLG acquisition:

Nine Months Ended March 31, 2021
Balance as of June 30, 2020	$336
Contingent consideration payment	(200)
Change in fair value of contingent consideration(a)	(136)
Balance as of March 31, 2021	$—
_________________
(a)The change in fair value of contingent consideration, including accretion, was recorded within Selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended March 31, 2021.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 11. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 8 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2020 other than the amended and extended credit facilities and NHL advance described in Note 12 and activities in the ordinary course of business.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 12. Debt
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
All borrowings under the 2020 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.500% to 0.750% per annum or (ii) LIBOR plus a margin ranging from 1.500% to 1.750% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2020 Knicks Revolving Credit Facility. The outstanding balance under the 2020 Knicks Revolving Credit Facility was $220,000 as of March 31, 2021. The interest rate on the 2020 Knicks Revolving Credit Facility as of March 31, 2021 was 1.61%. During the nine months ended March 31, 2021 the Company made interest payments of $2,313.
All obligations under the 2020 Knicks Revolving Credit Facility are secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (i) the Knicks LLC’s membership rights in the NBA, (ii) revenues to be paid to the Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements, and (iii) revenues to be paid to Knicks LLC pursuant to local media contracts.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The 2020 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2021, Knicks LLC was in compliance with this financial covenant.
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
The 2020 Knicks Holdings Revolving Credit Facility requires Knicks Holdings to comply with a debt service ratio of 1.1:1.0 over a trailing four quarter period. As of March 31, 2021, Knicks Holdings was in compliance with this financial covenant.
The 2020 Knicks Holdings Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Holdings Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Holdings Revolving Credit Facility bear interest at a floating rate, which at the option of Knicks Holdings may be either (i) a base rate plus a margin ranging from 1.000% to 1.250% per annum or (ii) LIBOR plus a margin ranging from 2.000% to 2.250% per annum. Knicks Holdings is required to pay a commitment fee ranging from 0.375% to 0.500% per annum in respect of the average daily unused commitments under the 2020 Knicks Holdings Revolving Credit Facility. There was no borrowing under the 2020 Knicks Holdings Revolving Credit Facility as of March 31, 2021.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

All borrowings under the 2020 Rangers Revolving Credit Facility were subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Rangers Credit Agreement bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.750% to 1.250% per annum or (ii) LIBOR plus a margin ranging from 1.750% to 2.250% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2020 Rangers Revolving Credit Facility. The outstanding balance under the 2020 Rangers Revolving Credit Facility was $160,000 as of March 31, 2021. The interest rate on the 2020 Rangers Revolving Credit Facility as of March 31, 2021 was 2.11%. During the nine months ended March 31, 2021 the Company made interest payments of $2,233.
All obligations under the 2020 Rangers Revolving Credit Facility are, subject to the 2021 Rangers NHL Advance Agreement (as defined below), secured by a first lien security interest in certain of Rangers LLC’s assets, including, but not limited to, (i) Rangers LLC’s membership rights in the NHL, (ii) revenues to be paid to Rangers LLC by the NHL pursuant to certain U.S. and Canadian national broadcast agreements, and (iii) revenues to be paid to Rangers LLC pursuant to local media contracts.
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
The 2020 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2021, Rangers LLC was in compliance with this financial covenant.
2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “2021 Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of March 31, 2021.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheet:

	March 31, 2021 (a)	June 30, 2020
Other current assets	$1,759	$675
Other assets	2,784	264
—————
(a) In connection with the 2020 Knicks Revolving Credit Facility, 2020 Knicks Holdings Revolving Credit Facility and 2020 Rangers Revolving Credit Facility, the Company incurred $4,562 in deferred financing costs during the nine months ended March 31, 2021.
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
The following table presents components of net periodic benefit cost for the MSGE Pension Plans, MSGS Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous expense, net.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$—	$24	$—	$18
Interest cost (credit)	(11)	1,326	—	28
Expected return on plan assets	—	(1,330)	—	—
Recognized actuarial loss	57	339	—	3
Settlement loss recognized	—	67	—	—
Net periodic benefit cost	$46	$426	$—	$49

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$—	$72	$—	$53
Interest cost	109	3,982	—	83
Expected return on plan assets	—	(3,989)	—	—
Recognized actuarial loss	77	1,019	—	8
Settlement loss recognized	—	67	—	—
Net periodic benefit cost	$186	$1,151	$—	$144

Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Continuing Operations	$46	$142	$—	$—
Discontinued Operations	—	284	—	49
Total net periodic benefit cost	$46	$426	$—	$49

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Continuing Operations	$186	$314	$—	$—
Discontinued Operations	—	837	—	144
Total net periodic benefit cost	$186	$1,151	$—	$144
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Expenses related MSG Sports LLC Excess Savings Plan and Savings Plans that are included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Continuing Operations	$426	$(585)	$1,530	$3,421
Discontinued Operations	—	(219)	—	1,285
Total Savings Plan Expenses	$426	$(804)	$1,530	$4,706
For the three and nine months ended March 31, 2020, expenses related to the Union Savings Plan of $469 and $522, respectively, have been classified in the accompanying consolidated statement of operations as discontinued operations.
Note 14. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses. Share-based compensation expense was $3,867 and $26,193 for the three and nine months ended March 31, 2021, respectively. Share-based compensation expense was $11,508 and $39,559 for the three and nine months ended March 31, 2020, respectively. There were no costs related to share-based compensation in continuing operations that were capitalized for the three and nine months ended March 31, 2021 and 2020, respectively.
Share-based compensation expense for discontinued operations was $2,347 and $7,881 for the three and nine months ended March 31, 2020, respectively.
As a result of an agreement to settle an action (the “Settlement”) filed by a purported stockholder of the Company derivatively on behalf of the Company against certain directors of the Company who are members of the Dolan family and against the directors of the Company who were members of the Compensation Committee, Mr. Dolan voluntarily relinquished a one-time equity award granted by the Company in October 2018 pursuant to his 2018 employment agreement, and the related award agreements were canceled. The one-time equity award included: 32 target performance stock units and three grants of stock options to purchase an aggregate of 449 shares of Class A Common Stock, which were to vest over a four-year period. The Settlement became effective October 8, 2020 and therefore, upon cancellation, the Company recorded previously unrecognized share-based compensation expense of approximately $7,400 related to this award during the nine months ended March 31, 2021.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company and MSG Entertainment employees, for the nine months ended March 31, 2021:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2020	275	327	$262.13
Granted	123	48	$162.22
Vested	(119)	(100)	$239.07
Forfeited / Cancelled	(16)	(54)	$275.81
Unvested award balance, March 31, 2021	263	221	$235.32
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the MSGE Distribution.
The fair value of RSUs that vested during the nine months ended March 31, 2021 was $36,099. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s and MSG Entertainment’s employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 88 of these RSUs, with an aggregate value of $13,891, inclusive of $7,106 related to MSG Entertainment employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2021.
The fair value of RSUs that vested during the nine months ended March 31, 2020 was $59,215. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2020 was $247.18.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the nine months ended March 31, 2021:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2020	543	$225.79
Granted	—	$—
Cancelled	(449)	$242.51
Balance as of March 31, 2021	94	$145.78	6.71	$3,160
Exercisable as of March 31, 2021	94	$145.78	6.71	$3,160
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
During the three and nine months ended March 31, 2021, the Company did not engage in any share repurchase activities under its share repurchase program. As of March 31, 2021, the Company had $259,639 of availability remaining under its stock repurchase authorization.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 16. Related Party Transactions
As of March 31, 2021, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.0% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment, MSG Networks and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Entertainment and MSG Networks, as applicable:
•Arena License Agreements pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from the sales and catering services during the Knicks and Rangers home games, (v) provides day of game services that were historically provided prior to the MSGE Distribution, and (vi) provides other general services within The Garden;
•Media rights agreements, that the Company and MSG Networks entered into in July 2015 with stated terms of 20 years, providing MSG Networks with local telecast rights for the Knicks and Rangers games in exchange for media rights fees;
•Sponsorship sales and service representation agreements pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition, under this agreement, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets;
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
•Single night rental commission agreement, pursuant to which the Company may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual MSG Entertainment events in exchange for a commission and reimbursement for sales and service staff and overhead associated with the ticket sales on behalf of MSG Entertainment;
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenues	$80,322	$57,827	$103,752	$125,273
Operating expenses (credits):
Corporate general and administrative credits, net — MSG Networks	$(219)	$(2,672)	$(656)	$(7,876)
Corporate general and administrative expenses, net — MSG Entertainment	9,500	—	29,818	—
Costs associated with the Sponsorship sales and service representation agreements	5,449	—	10,184	—
Costs associated with the Arena License Agreements	24,843	—	27,697	—
Other operating expenses (credits), net	239	(182)	290	(514)
Revenues
Revenues from related parties primarily consist of local media rights recognized from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets.
Corporate general and administrative credits, net — MSG Networks
The Company’s corporate overhead expenses that were charged to MSG Networks prior to MSGE Distribution are primarily related to centralized functions, including executive compensation, finance, treasury, tax, internal audit, legal, information technology, human resources and risk management functions. These charges are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution as they do not meet the criteria for inclusion in discontinued operations. Except for certain legal services, following the MSGE Distribution, the Company no longer provides these services to MSG Networks.
Corporate general and administrative credits, net — MSG Networks reflects charges from the Company to MSG Networks under the Current MSGN Services Agreement of $219 and $656 for the three and nine months ended March 31, 2021, respectively. In addition, it reflects charges from the Company to MSG Networks under the Prior MSGN Services Agreement of $2,700 and $7,982, for the three and nine months ended March 31, 2020, net of general and administrative costs charged to the Company by MSG Networks, respectively.
Corporate general and administrative expenses, net — MSG Entertainment
Corporate general and administrative expenses, net — MSG Entertainment reflects net charges of $8,822 and $27,771 from MSG Entertainment pursuant to the TSA for certain business functions that were previously performed by internal resources for the three and nine months ended March 31, 2021, respectively. These services include information technology, accounting,

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. In addition, Corporate general and administrative expenses, net — MSG Entertainment reflects rent expense of $678 and $2,047 associated with the lease of office space from MSG Entertainment for the three and nine months ended March 31, 2021, respectively. See Note 8 for more information regarding the lease of office space from MSG Entertainment.
Costs associated with the Sponsorship sales and service representation agreements
Pursuant to the Sponsorship sales and service representation agreements, MSG Entertainment charges the Company sales commission fees and sponsorship fulfillment costs, as well as costs of MSG Entertainment sales and service staff and overhead associated with the sales of sponsorship assets.
Costs associated with the Arena License Agreements
For the three and nine months ended March 31, 2021, costs associated with the Arena License Agreements include $20,357 and $22,567 respectively, recorded as operating lease cost. See Note 8 for more information regarding Arena License Agreements.
Other operating expenses (credits), net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Other operating expenses (credits), net includes net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Networks and AMC Networks. Following the MSGE Distribution, the Company no longer provides these services to MSG Networks. However, these charges are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution as they do not meet the criteria for inclusion in discontinued operations. In addition, Other operating expenses (credits), net includes fees paid by the Company to MSG Networks for insertion of virtual signage during the Knicks home and away games during the 2020-21 season.
Discontinued operations
Related party transactions included in Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations for the three months ended March 31, 2020 include (i) revenues from related parties of $5,937, (ii) operating expenses charged by related parties of $547, and (iii) loss in equity-method investments of $1,096. Related party transactions included in Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations for the nine months ended March 31, 2020 include (i) revenues from related parties of $13,056, (ii) operating expenses charged by related parties of $1,009, and (iii) loss in equity-method investments of $3,739.
Note 17. Income Taxes
Income tax expense for the three months ended March 31, 2021 of $53 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to tax benefit of $4,295 related to a decrease in the valuation allowance, partially offset by state income tax expense of $1,507 and tax expense of $561 resulting from nondeductible officers’ compensation.
Income tax benefit for the nine months ended March 31, 2021 of $275 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $13,168 related to an increase in the valuation allowance, tax expense of $1,954 resulting from nondeductible officers’ compensation and tax expense of $1,558 resulting from the acceleration of share-based compensation expense in connection with the cancellation of certain awards, partially offset by state income tax benefit of $4,754.
Income tax expense for the three months ended March 31, 2020 of $5,598 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to state income tax expense of $2,207 and tax expense of $1,523 resulting from nondeductible officers’ compensation.
Income tax benefit for the nine months ended March 31, 2020 of $11,132 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to excess tax benefit of $3,180 related to share-based compensation awards and state income tax benefit of $2,173, partially offset by tax expense of $4,531 resulting from nondeductible officers’ compensation.
On April 19, 2021, the state of New York enacted a corporate tax rate increase that will become effective starting with the fiscal year ended June 30, 2022. The impact of enacted tax changes is recognized in the period of enactment. Accordingly, the Company will remeasure deferred tax assets and liabilities at the higher applicable tax rate in the fourth quarter of the fiscal year ended June 30, 2021.

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

Food, Beverage and Merchandise Sales
Prior to the MSGE Distribution, the Knicks and Rangers reported revenues earned from food and beverage sales as gross revenue. The costs of food and beverage sales were reported in direct operating expenses. Pursuant to the Arena License Agreements, the Knicks and Rangers receive 50% of net profits from the sales of food and beverage during their games at The Garden. As such, the Company no longer recognizes costs of sales during the periods after the MSGE Distribution, and reports revenues earned from food and beverage sales as net revenues. In addition, pursuant to the Arena License Agreements, the Knicks and Rangers recognize sales of their merchandise at The Garden net of 30% commission paid to MSG Entertainment.
Corporate Costs
Results from continuing operations for the periods prior to the MSGE Distribution include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. See “— Results of Operations — Comparison of the three and nine months ended March 31, 2021 versus the three and nine months ended March 31, 2020” and Note 3 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information.
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
Subsidiaries of the Company are parties to the Arena License Agreements with a subsidiary of MSG Entertainment that requires the Knicks and Rangers to play their home games at The Garden. Under the Arena License Agreements, the Knicks and Rangers will pay an annual license fee in connection with their respective use of The Garden. The stated license fee for the first full contract year ending June 30, 2021 would have been approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees will be 103% of the license fees for the immediately preceding contract year. However, while The Garden was closed due to the government mandated suspension of events as a result of COVID-19, the Knicks and Rangers were not required to pay license fees to MSG Entertainment under the Arena License Agreements. When games are played at The Garden by the Knicks and Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable rent paid to MSG Entertainment is reduced by up to 80%. On December 16, 2020 and January 14, 2021, respectively, the Knicks and Rangers resumed playing their homes games at The Garden as part of the 2020-21 seasons. However, fans were initially prohibited from attending events due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, respectively. Effective May 19, 2021, The Garden will be permitted to operate at up to 30% capacity, which would be after the end of the 2020-21 regular seasons. No assurances can be made that attendance will remain permissible or at stated capacity limits during the remainder of the 2020-21 regular seasons and postseasons.
During the nine months ended March 31, 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses are reduced including (i) rent payments to MSG Entertainment under the Arena License Agreements, (ii) NBA league assessments and day-of-game expenses for the Knicks and Rangers games, and (iii) league revenue sharing and team personnel expense. These expense reductions will not fully offset revenue losses. Additionally, as the Knicks and Rangers returned to play in December 2020 and January 2021, respectively, and with fans having returned to The Garden in February 2021, certain costs increased and will continue to increase, to the extent that attendance capacity increases, including day-of-game expenses and certain selling, general and administrative costs.

This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, and (iii) certain contractual obligations.
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

Results of Operations
Comparison of the three and nine months ended March 31, 2021 versus the three and nine months ended March 31, 2020
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Nine Months Ended
	March 31,		Change (a)		March 31,		Change (a)
	2021	2020	$	%	2021	2020	$	%
Revenues	$183,010	$267,631	$(84,621)	(32)%	$268,819	$610,279	$(341,460)	(56)%
Direct operating expenses	126,510	161,388	(34,878)	(22)%	182,957	377,590	(194,633)	(52)%
Selling, general and administrative expenses	46,803	90,045	(43,242)	(48)%	138,708	266,283	(127,575)	(48)%
Depreciation and amortization	1,573	5,573	(4,000)	(72)%	4,840	15,338	(10,498)	(68)%
Operating income (loss)	8,124	10,625	(2,501)	(24)%	(57,686)	(48,932)	(8,754)	(18)%
Other expense:
Interest expense, net	(2,930)	(702)	(2,228)	NM	(7,406)	(1,549)	(5,857)	NM
Miscellaneous expense, net	(46)	(142)	96	68%	(236)	(316)	80	25%
Income (loss) from continuing operations before income taxes	5,148	9,781	(4,633)	(47)%	(65,328)	(50,797)	(14,531)	(29)%
Income tax benefit (expense)	(53)	(5,598)	5,545	99%	275	11,132	(10,857)	(98)%
Income (loss) from continuing operations	5,095	4,183	912	22%	(65,053)	(39,665)	(25,388)	(64)%
Loss from discontinued operations, net of taxes	—	(145,249)	145,249	NM	—	(89,718)	89,718	NM
Net income (loss)	5,095	(141,066)	146,161	NM	(65,053)	(129,383)	64,330	50%
Less: Net loss attributable to nonredeemable noncontrolling interests from continued operations	(373)	(785)	412	52%	(1,479)	(1,700)	221	13%
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	(22,447)	22,447	NM	—	(23,851)	23,851	NM
Less: Net income attributable to nonredeemable noncontrolling interests from discontinued operations	—	195	(195)	NM	—	37	(37)	NM
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$5,468	$(118,029)	$123,497	NM	$(63,574)	$(103,869)	$40,295	39%
_________________
NM — Percentage is not meaningful

(a)Operating results were materially impacted by the coronavirus pandemic. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.
For the three and nine months ended March 31, 2020, the reported financial results of the Company reflect the results of the MSG Entertainment business segment and the sports booking business, previously owned and operated by the Company through its MSG Sports business segment, as discontinued operations. In addition, results from continuing operations for the same period include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. The reported financial results of the Company for the three and nine months ended March 31, 2021 reflect the Company’s results on a standalone basis, including the Company’s actual corporate overhead.

Revenues
Revenues decreased $84,621, or 32%, to $183,010 for the three months ended March 31, 2021 as compared to the prior year period. Revenues decreased $341,460, or 56%, to $268,819 for the nine months ended March 31, 2021 as compared to the prior year period. The net decrease was attributable to the following:

	Three	Nine
	Months	Months
Decrease in pre/regular season ticket-related revenues	$(87,797)	$(202,788)
Decrease in suite license fee revenues	(25,280)	(67,467)
Decrease in pre/regular season food, beverage and merchandise sales	(16,409)	(36,335)
Decrease in sponsorship and signage revenues	(1,618)	(28,349)
Increase (decrease) in local media rights fees from MSG Networks	22,847	(22,194)
Increase in revenues from league distributions	22,493	15,514
Other net increases	1,143	159
	$(84,621)	$(341,460)
The decreases in pre/regular season ticket-related revenues for the three and nine months ended March 31, 2021 were a result of government-mandated assembly restrictions and the Knicks and Rangers playing games at The Garden with no fans in attendance until February 23 and 26, respectively, and after that, playing games with attendance restricted to 10% capacity. We will continue recognizing reduced ticket-related revenues until attendance increases for Knicks and Rangers home games at The Garden. The three and nine month periods ended March 31, 2020 were impacted by the suspension of the Knicks and Rangers 2019-20 regular seasons in March 2020.
The decreases in suite license fee revenues for the three and nine months ended March 31, 2021 were a result of ongoing government-mandated assembly restrictions at The Garden, as discussed above. For Knicks and Rangers games played with a limited number of fans in attendance, access to suites was sold by way of individual tickets, thus no suite license revenue was recognized for the three and nine months ended March 31, 2021. In addition, the nine months ended March 31, 2021 includes the impact of the MSGE Distribution. See “— Factors Affecting Results of Operations — MSGE Distribution — Suite License Fee Revenue” for more information. Suite license fee revenues are not expected to be material in the current fiscal year.
The decreases in pre/regular season food and beverage sales for the three and nine months ended March 31, 2021 were primarily due to the impact of the MSGE Distribution and a result of ongoing government-mandated assembly restrictions at The Garden, as discussed above. See “— Factors Affecting Results of Operations — MSGE Distribution — Food, Beverage and Merchandise Sales” for more information. The decreases in pre/regular season merchandise sales for the three and nine months ended March 31, 2021 were a result of ongoing government-mandated assembly restrictions at The Garden, as discussed above. We will continue to recognize reduced revenues from pre/regular season food, beverage and merchandise sales until attendance increases for Knicks and Rangers home games at The Garden.
The decrease in sponsorship and signage revenues for the three months ended March 31, 2021 was primarily a result of ongoing government-mandated assembly restrictions at The Garden, as discussed above, and the impact of the MSGE Distribution, offset by sales of new sponsorship and signage inventory. The decrease in sponsorship and signage revenues for the nine months ended March 31, 2021 was primarily due to (i) the delayed start of the 2020-21 NBA and NHL regular seasons, (ii) ongoing government-mandated assembly restrictions at The Garden, as discussed above, and (iii) the impact of the MSGE Distribution. This decrease was offset by sales of new sponsorship and signage inventory. See “— Factors Affecting Results of Operations — MSGE Distribution — Venue Sponsorship and Signage” for more information.
The increase in local media rights fees from MSG Networks for the three months ended March 31, 2021 was primarily due to the compressed timing of the NBA and NHL 2020-21 seasons and the impact of the suspended 2019-20 regular seasons in the prior year period, partially offset by the impact of the reduced NHL 2020-21 regular season schedule. After suspending the 2019-20 seasons in March 2020 due to the COVID-19 pandemic, the NHL and NBA subsequently resumed play and completed their seasons in September and October 2020, respectively. The decrease in local media rights fees from MSG Networks for the nine months ended March 31, 2021 was primarily due to the delayed start of the 2020-21 NBA and NHL regular seasons and as a result of the shortened NBA and NHL 2020-21 regular season schedules, partially offset by contractual rate increases. The Knicks’ regular season began on December 23, 2020, while the Rangers’ regular season began on January 14, 2021. In addition, the decrease for the nine months ended March 31, 2021 was slightly offset by the recognition of local media rights fees from MSG Networks associated with the Rangers’ participation in the Stanley Cup Qualifiers during the first quarter of fiscal year 2021. The Company expects that local media rights fees from MSG Networks will be reduced for fiscal year 2021 as a result of the shortened NHL 2020-21 regular season schedule. However, for the fourth quarter of fiscal year 2021, the Company anticipates that local media rights fees from

MSG Networks will be higher as compared with the prior year period due to the timing of the 2020-21 NBA and NHL regular seasons, as well as the impact of the suspended 2019-20 regular seasons in the prior year period. Furthermore, the Company expects local media rights fees from MSG Networks to be higher for fiscal year 2021 as compared with the prior year, which reflects contractual rate increases and the net impact of the shortened seasons in both periods.
The increase in revenues from league distributions for the three months ended March 31, 2021 was primarily due to the compressed timing of the NBA and NHL 2020-2021 seasons and higher national media rights fees as a result of the lower recognition in the prior year period of national media rights fees related to the 2019-20 NBA and NHL seasons, which were recognized during the first quarter of fiscal year 2021, that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020. After suspending the 2019-20 seasons in March 2020 due to the COVID-19 pandemic, the NHL and NBA subsequently resumed play and completed their seasons in September and October 2020, respectively. The increase in revenues from league distributions for the nine months ended March 31, 2021 was primarily due to the recognition of the remainder of national media rights fees related to the 2019-20 NBA and NHL seasons which were recognized during the first quarter of fiscal year 2021, partially offset by lower national media rights fees as a result of the delayed start of the 2020-21 NBA and NHL regular seasons as discussed above and decreases in other league distributions.
Direct operating expenses
Direct operating expenses decreased $34,878, or 22%, to $126,510 for the three months ended March 31, 2021 as compared to the prior year period. Direct operating expenses decreased $194,633, or 52%, to $182,957 for the nine months ended March 31, 2021 as compared to the prior year period. The net decrease was attributable to the following:

	Three	Nine
	Months	Months
Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$(54,841)	$(71,640)
Decrease in pre/regular season expense associated with food, beverage and merchandise sales	(8,373)	(19,218)
Decrease in other team operating expenses not discussed elsewhere in this table	(1,921)	(36,233)
Inclusion of operating lease costs associated with the Knicks and Rangers playing home games at The Garden	20,357	22,567
Increase (decrease) in team personnel compensation	11,894	(64,547)
Increase (decrease) in net provisions for certain team personnel transactions	2,428	(11,761)
Other net decreases, including expenses that did not meet the criteria for inclusion in discontinued operations in the prior year period	(4,422)	(13,801)
	$(34,878)	$(194,633)
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2021	2020	Decrease	2021	2020	Decrease
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$(31,773)	$23,068	$(54,841)	$(22,463)	$49,177	$(71,640)
The decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three and nine months ended March 31, 2021 primarily reflects lower provisions for league revenue sharing expense (net of escrow) of $52,762 and $69,908, respectively, primarily as a result of the COVID-19 pandemic. In addition, the nine months ended March 31, 2021 includes adjustments to revenue sharing expense (net of escrow) for the 2019-20 NBA and NHL seasons. Based on the completion of the 2019-20 NBA and NHL seasons during the first quarter of fiscal year 2021, the Company recognized a portion of revenue sharing expense (net of escrow) related to those seasons that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.
The Knicks were not a luxury tax payer for the 2019-20 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of March 31, 2021 would not result in the team being a luxury tax payer for the 2020-21 season.
The actual amounts for the 2020-21 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.

The decreases in pre/regular season expense associated with food and beverage sales for the three and nine months ended March 31, 2021 were due to the impact of the MSGE Distribution. See “— Factors Affecting Results of Operations — MSGE Distribution — Food, Beverage and Merchandise Sales” for more information. The decreases in pre/regular season expense associated with merchandise sales for the three and nine months ended March 31, 2021 were a result of ongoing government-mandated assembly restrictions at The Garden, as discussed above. We will continue to recognize reduced expense associated with merchandise sales until attendance increases for Knicks and Rangers home games at The Garden.
The decreases in other team operating expenses not discussed elsewhere in this table for the three and nine months ended March 31, 2021 were primarily driven by ongoing government-mandated assembly restrictions at The Garden, as discussed above. In addition, the decrease for the nine months ended March 31, 2021 was impacted by the delayed start of the 2020-21 NBA and NHL regular seasons. We expect that certain of our team operating expenses will be reduced due to the shortened 2020-21 NBA and NHL regular seasons and ongoing government-mandated assembly restrictions at The Garden.
The increase in team personnel compensation for the three months ended March 31, 2021 was primarily driven by the impact of the compressed timing of the 2020-21 NBA and NHL regular seasons and the impact of the suspensions of the 2019-20 NBA and NHL regular seasons due to COVID-19 during the third quarter of fiscal year 2020, partially offset by lower player compensation. The decrease in team personnel compensation for the nine months ended March 31, 2021 was primarily due to lower player compensation and the net impact of the delayed start and shortened 2020-21 NBA and NHL regular seasons, slightly offset by the recognition of player compensation expense during the first quarter of fiscal year 2021 that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 as a result of the NBA completing the 2019-20 season in October 2020. While the Company anticipates that the team personnel compensation expense will be higher during the fourth quarter of fiscal year 2021 as compared to the prior year period as a result of the timing of the 2020-21 NBA and NHL regular seasons, we expect the team personnel compensation expense to be lower during fiscal year 2021, as compared to prior fiscal year as a result of COVID-19.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Waivers/contract terminations	$3,305	$43	$3,262	$14,420	$26,962	$(12,542)
Player trades	—	834	(834)	2,583	1,802	781
Net provisions for certain team personnel transactions	$3,305	$877	$2,428	$17,003	$28,764	$(11,761)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2021 decreased $43,242, or 48%, to $46,803 as compared to the prior year period. Selling, general and administrative expenses for the nine months ended March 31, 2021 decreased $127,575, or 48%, to $138,708 as compared to the prior year period. For the three and nine months ended March 31, 2021, the decrease was primarily due to lower corporate overhead costs, which in the prior year periods included certain corporate expenses that the Company did not incur during the current year periods and does not expect to incur in future periods, but which did not meet the criteria for inclusion in discontinued operations. This decrease in selling, general and administrative expenses was slightly offset by fees related to the Company’s sponsorship sales and service representation agreements with MSG Entertainment.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2021 decreased $4,000, or 72%, to $1,573 as compared to the prior year period. For the nine months ended March 31, 2021 depreciation and amortization decreased $10,498, or 68%, to $4,840 as compared to the prior year period. The decreases for the three and nine months ended March 31, 2021 were primarily due to depreciation in the prior year period that do not meet the criteria for inclusion in discontinued operations and, to a lesser extent, certain asset being fully amortized. The decrease was partially offset by higher depreciation on assets placed into service during the third quarter of fiscal year 2020.
Operating income (loss)
Operating income for the three months ended March 31, 2021 decreased $2,501 to $8,124 as compared to the prior year period primarily due to a decrease in revenues, partially offset by lower selling, general and administrative expenses, direct operating expenses and, to a lesser extent, a decrease in depreciation and amortization.
Operating loss for the nine months ended March 31, 2021 increased $8,754, or 18%, to $57,686 as compared to the prior year period primarily due to a decrease in revenues, partially offset by lower direct operating expenses, selling, general and administrative expenses and, to a lesser extent, a decrease in depreciation and amortization.

Interest expense, net
Net interest expense for the three months ended March 31, 2021 increased $2,228 to $2,930 as compared to the prior year period. Net interest expense for the nine months ended March 31, 2021 increased $5,857 to $7,406 as compared to the prior year period. For the three and nine months ended March 31, 2021 the increases were primarily due to the Knicks and Rangers revolving credit facilities, which were initially drawn on in March 2020, with subsequent additional drawings in November 2020.
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

The following are the reconciliations of operating income (loss) to adjusted operating income (loss) for the three and nine months ended March 31, 2021 as compared to the prior year period:

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Operating income (loss)	$8,124	$10,625	$(2,501)	(24)%	$(57,686)	$(48,932)	$(8,754)	(18)%
Deferred rent	16,478	—			18,280	—
Depreciation and amortization (a)	1,573	5,573			4,840	15,338
Share-based compensation	3,867	11,508			26,193	39,559
Restructuring charges	—	—			1,644	—
Other purchase accounting adjustments	—	50			—	150
Adjusted operating income (loss)	$30,042	$27,756	$2,286	8%	$(6,729)	$6,115	$(12,844)	NM
_________________
(a)Depreciation and amortization includes purchase accounting adjustments of $265 and $266 for the three months ended March 31, 2021 and 2020, respectively and $795 and $804 for the nine months ended March 31, 2021 and 2020, respectively.
Adjusted operating income for the three months ended March 31, 2021 increased $2,286, or 8%, to $30,042 as compared to the prior year period primarily due to decreases in direct operating expenses and selling, general and administrative expenses, offset by lower revenues.
Adjusted operating income for the nine months ended March 31, 2021 decreased $12,844 to an adjusted operating loss of $6,729 as compared to the prior year period primarily due to lower revenues, partially offset by decreases in direct operating expenses and selling, general and administrative expenses.
Liquidity and Capital Resources
Overview
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response. The Knicks and Rangers will play fewer games during the 2020-21 regular seasons, with the NBA scheduled to play a 72-game regular season while the NHL is scheduled to play a 56-game regular season. These both compare to traditional 82-game regular season schedules for the NBA and NHL. In addition, while games have resumed at The Garden, fan attendance is limited due to ongoing government-mandated assembly restrictions. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. In addition, see also Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Our primary sources of liquidity are cash and cash equivalents and available borrowing capacity under our credit facilities as well as cash flow from our operations. There can be no assurance, however, that our expenses will not exceed our revenues, thereby presenting an ongoing use of liquidity. On November 6, 2020, the Company amended and extended the 2016 Knicks Credit Agreement and the 2017 Rangers Credit Agreement, and entered into the 2020 Knicks Holdings Credit Agreement (together with the 2020 Knicks Credit Agreement and the 2020 Rangers Credit Agreement, the “New Financing”), which provide for additional liquidity. In addition, the NHL advanced the Company $30,000, which the league made available to each team following the completion of the NHL’s approximately $1,000,000 private placement in January 2021 (the “2021 Rangers NHL Advance Agreement”).
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, and potential repurchases of shares of the Company’s Class A Common Stock.
As of March 31, 2021, we had approximately $69,100 in Cash and cash equivalents. In addition, as of March 31, 2021, the Company’s deferred revenue obligations were approximately $133,200, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets, suites and local and national media rights. In addition, the Company's deferred revenue obligations included $30,000 from the NBA, which the league provided to each team following the completion of the NBA’s $900,000 private placement in December 2020. The prepaid media rights payments and certain sponsorships are expected to be earned throughout the 2020-21 NBA and NHL seasons. As a general matter, deferred revenue obligations relating to suites, tickets and certain sponsorships will be addressed, to the extent necessary, through credits, make-goods and/or refunds, as applicable.
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
We believe we have sufficient liquidity, including approximately $69,100 in Cash and cash equivalents as of March 31, 2021, along with $220,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations with respect to the return or application of deferred revenue over the next 12 months.
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
The 2020 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2021, Knicks LLC was in compliance with this financial covenant.
The 2020 Knicks Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.50% to 0.75% per annum or (ii) LIBOR plus a margin ranging from 1.50% to 1.75% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.25% to 0.30% per annum in respect of the average daily unused commitments under the 2020 Knicks Revolving Credit Facility. The outstanding balance under the 2020 Knicks Revolving Credit Facility was $220,000 as of March 31, 2021.
All obligations under the 2020 Knicks Revolving Credit Facility are secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (i) the Knicks LLC’s membership rights in the NBA, (ii) revenues to be paid to the Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements, and (iii) revenues to be paid to Knicks LLC pursuant to local media contracts.
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
The 2020 Knicks Holdings Revolving Credit Facility requires Knicks Holdings to comply with a debt service ratio of 1.1:1.0 over a trailing four quarter period. As of March 31, 2021, Knicks Holdings was in compliance with this financial covenant.
The 2020 Knicks Holdings Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Holdings Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Holdings Revolving Credit Facility bear interest at a floating rate, which at the option of Knicks Holdings may be either (i) a base rate plus a margin ranging from 1.00% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 2.00% to 2.25% per annum. Knicks Holdings is required to pay a commitment fee ranging from 0.375%

to 0.50% per annum in respect of the average daily unused commitments under the 2020 Knicks Holdings Revolving Credit Facility. The 2020 Knicks Holdings Revolving Credit Facility is currently undrawn as of March 31, 2021.
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
The 2020 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of March 31, 2021, Rangers LLC was in compliance with this financial covenant.
The 2020 Rangers Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.75% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 1.75% to 2.25% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2020 Rangers Revolving Credit Facility. The outstanding balance under the 2020 Rangers Revolving Credit Facility was $160,000 as of March 31, 2021.
All obligations under the 2020 Rangers Revolving Credit Facility are, subject to the 2021 Rangers NHL Advance Agreement, secured by a first lien security interest in certain of Rangers LLC’s assets, including, but not limited to, (i) Rangers LLC’s membership rights in the NHL, (ii) revenues to be paid to Rangers LLC by the NHL pursuant to certain U.S. and Canadian national broadcast agreements, and (iii) revenues to be paid to Rangers LLC pursuant to local media contracts.
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

2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into the 2021 Rangers NHL Advance Agreement with the NHL, pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC, and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of March 31, 2021.
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
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2021 and 2020:

	Nine Months Ended March 31,
	2021	2020
Net loss	$(65,053)	$(129,383)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	31,389	244,646
Subtotal	(33,664)	115,263
Changes in working capital assets and liabilities	(20,703)	(4,130)
Net cash (used in) provided by operating activities	(54,367)	111,133
Net cash used in investing activities	(437)	(494,631)
Net cash provided by financing activities	42,155	306,818
Effect of exchange rates on cash, cash equivalents and restricted cash	—	3,916
Net decrease in cash, cash equivalents and restricted cash	$(12,649)	$(72,764)
Operating Activities
Net cash used in operating activities for the nine months ended March 31, 2021 was $54,367 as compared to net cash provided by operating activities in the prior year period of $111,133. This change is primarily due to the decrease in net loss adjusted for non-cash items. Net cash provided by operating activities for the prior year period was not adjusted to exclude net cash provided by discontinued operations.

Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2021 decreased by $494,194 to $437 as compared to the prior year period primarily driven by investing activities in discontinued operations in the prior year period. Investing activities included in discontinued operations in the prior year period primarily consisted of purchases of short-term investments and capital expenditures related to MSG Entertainment’s planned MSG Spheres in Las Vegas and London partially offset by proceeds from maturity of short-term investments, a loan repayment received from subordinated note and proceeds received from the sale of interest in a nonconsolidated affiliate.
Financing Activities
Net cash provided by financing activities for the nine months ended March 31, 2021 decreased by $264,663 to $42,155 as compared to the prior year period primarily due to the higher initial borrowings in the prior year period compared to the additional borrowings in the current year period under, the now, amended and extended 2020 Knicks Credit Agreement and 2020 Rangers Credit Agreement and financing costs incurred in the current year period associated with the New Financing. This decrease was slightly offset by (i) proceeds from the 2021 Rangers NHL Advance Agreement, (ii) repayments of a credit facility included in discontinued operations in the prior year period as compared to none in the current year period, and (iii) lower taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. On March 11 and 12, 2020, respectively, the NBA and NHL suspended their 2019-20 seasons due to COVID-19. In July and August 2020, the NBA and NHL, respectively, resumed their seasons and the NHL and NBA subsequently completed their seasons in September and October 2020, respectively. As a result, the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020 during the first quarter of fiscal year 2021. In addition, due to the delayed start of the 2020-21 NBA and NHL seasons in December 2020 and January 2021, respectively, the Company recognized certain revenues during the third quarter of fiscal year 2021 and will recognize certain revenues during the fourth quarter of fiscal year 2021, that otherwise would have been recognized during the second and third quarters of fiscal year 2021, respectively.
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
Goodwill
The carrying amount of goodwill as of March 31, 2021 is $226,955. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2021:

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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of March 31, 2021, we had a total of $380 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of March 31, 2021 and continuing for a full year would increase interest expense by approximately $3.8 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2021, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended March 31, 2021, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Amendment No. 2 dated as of March 19, 2021, to the Credit Agreement, dated as of January 25, 2017, by and among New York Rangers, LLC, the lenders party thereto and JPMorgan Chase Bank N.A., as agent.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL and contained in Exhibit 101.
_________________

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May 2021.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer