Form 10-K
period 2021-06-30
Madison Square Garden Sports Corp.
filed 2021-08-19
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Sports Corp. computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.5 billion
Number of shares of common stock outstanding as of July 30, 2021:

Class A Common Stock par value $0.01 per share	—	19,587,113
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2021 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Sports Corp., formerly The Madison Square Garden Company, is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Sports, LLC and its direct and indirect subsidiaries. Our telephone number is 212-465-1111, our website is http://www.msgsports.com and the investor relations section of our website is http://investor.msgsports.com. Through the investor relations section of our website, we make available, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports and other statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials become available as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Copies of these filings are also available on the SEC’s website (www.sec.gov). References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.
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
On July 9, 2021 MSG Networks merged with a subsidiary of MSG Entertainment and became a wholly-owned subsidiary of MSG Entertainment (the “MSGE-MSGN Merger”). Accordingly, agreements between the Company and MSG Networks are now effectively agreements with MSG Entertainment on a consolidated basis.
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
Our Strengths
•Iconic sports franchises with renowned brands;
•Enduring and meaningful presence in the New York metropolitan area, one of the nation’s largest media markets;
•Deep connections with large and passionate fan bases that span a wide demographic mix;
•Multi-year sponsorship and suite agreements through a strategic partnership with MSG Entertainment;
•Long-term local media rights agreements with MSG Networks;
•National media rights agreements through the NBA and NHL;
•Long-term arena license agreements with MSG Entertainment under which the Knicks and the Rangers play their home games at The Garden;

•World-class organization with expertise in team operations, event presentation and ticketing; and
•Seasoned management team and committed ownership.
Our Strategy
Our strategy is to leverage the strength and popularity of our professional sports franchises and our unique position in one of the nation’s largest media markets to grow our business and increase the long-term value of our sports assets. Key components of our strategy include:
•Developing championship-caliber teams. Our core goal is to develop and maintain teams that consistently compete for championships. Competitive teams help support and drive revenue streams across the Company during the regular season and, when our teams qualify for the postseason, the Company benefits from incremental home playoff games. The ownership and operation of NBA and NHL development teams — the Westchester Knicks and the Hartford Wolf Pack — as well as the operation of our two state-of-the-art professional sports teams performance centers, are part of our strategy to develop championship-caliber teams.
•Employ a ticketing policy that gives the Company a direct relationship with our fanbases. Our large and loyal fan bases have placed us among the league leaders in ticket sales as our teams consistently play to at or near capacity crowds at The Garden. Tickets to our sports teams’ home games are sold through membership plans (full season and partial plans); group sales; and single-game tickets, which are purchased by fans on an individual basis (as opposed to third-party sales). We generally review and set the price of our tickets before the start of each team’s season; however, we dynamically price our single-game tickets to better align with fan demand.
•Maximize the value of our exclusive live sports content. With today’s rapidly evolving media landscape, live sports telecasts have become increasingly valuable to distributors and advertisers. In October 2015, the Knicks and the Rangers entered into 20-year local media rights agreements with MSG Networks, creating a significant recurring and growing revenue stream for the Company. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. MSG Networks makes this content available to our fans on its regional sports networks, MSG Network and MSG+, and through its live streaming and on-demand platform, MSG GO. In addition, our Company also receives a pro-rata share of fees related to the NBA’s and NHL’s national media rights agreements. Following the 2020-21 season, the NHL entered into national media rights agreements with The Walt Disney Company and WarnerMedia, LLC that will expire following the 2027-28 season. The NHL’s agreement with Rogers Communications (Canada) expires following the 2025-26 season. The NBA’s agreements with The Walt Disney Company and WarnerMedia, LLC expire after the 2024-25 regular season.
•Utilize our unique assets and an integrated approach to drive sponsorship and suite sales. Our Company possesses powerful and attractive assets that also benefit from being part of a broader sports, entertainment and media offering as a result of our Company’s various agreements with MSG Entertainment. These agreements enable us to partner with MSG Entertainment on an integrated approach to marketing partnerships and corporate hospitality solutions to drive sponsorship, signage and suite sales. For example:
◦Our assets are highly sought after by companies that value the popularity of our sports franchises, the demographic makeup of our fans, and our unique position in the New York market. The attractiveness of our assets is further strengthened by the Sponsorship Sales and Service Representation Agreements and Arena License Agreements with MSG Entertainment which create compelling, broad-based marketing platforms by combining our professional sports brands and MSG Entertainment’s live entertainment and media assets. This integrated approach to marketing partnerships — which delivers unrivaled sports, entertainment and media exposure in the New York market — has already attracted world-class partners such as JPMorgan Chase, Anheuser-Busch, Spectrum, Delta Air Lines, DraftKings, Kia, Lexus, PepsiCo, and Squarespace. In addition, our presence in esports with CLG and Knicks Gaming provides us with the opportunity to introduce both our existing marketing partners and new brands to esports’ global fan base, primarily comprised of millennials and Generation Z — attractive, yet hard-to-reach, demographics for advertisers.
◦Our Arena License Agreements with MSG Entertainment enable MSG Entertainment to offer corporate hospitality solutions that bring together our live sporting events with MSG Entertainment’s live entertainment offerings and provide for the sharing of revenues from such offerings. For example, The Garden offers a variety of suite and club products, including 21 Event Level suites, 58 Lexus Madison Level suites, 18 Signature Level suites, the Madison Club, Suite Sixteen and the Loft Club. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers with the majority being multi-year agreements, most of which have annual escalators. We believe the unique combination of our live sporting events and MSG Entertainment’s live entertainment offerings, along with the continued importance of corporate hospitality to our guests, positions us well to continue to grow this area of the business.
•Continue to invest in the fan experience. The strong loyalty of our fans has been driven in part by our commitment to the fan experience, which we will continue to build on through our relationship with MSG Entertainment, owner and operator of The Garden. Working with MSG Entertainment, we offer first-class operations, innovative event presentation, premium food and beverage offerings, and unique and exclusive merchandise, as well as venue and team apps designed to create a seamless experience for our fans. Our goal is to deliver the best in-venue experience in the industry — whether our guests are first-time visitors, repeat customers, season ticket holders, suite holders or club members.
Our Business
Our Sports Franchises
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, as well as some of the greatest athletes to ever play the game. The team also has a large and passionate fan base that spans a wide demographic mix. The Knicks 2020-21 season was highlighted by a return to the playoffs, as the team secured the fourth seed in the Eastern Conference. Head coach Tom Thibodeau won the NBA’s Coach of the Year award, while forward Julius Randle was named the NBA’s Most Improved Player before also being selected for the 2020-21 All-NBA Second Team. The Knicks will look to build on this success in the 2021-22 season.
New York Rangers
The Rangers hockey club is one of the NHL’s “Original Six” franchises. Heading into its 95th season, the Rangers are a storied franchise and one of the league’s marquee teams, with four Stanley Cup Championships and one of the most passionate, loyal and enthusiastic fan bases. For the 2020-21 season, Adam Fox became the fourth Ranger in franchise history to win the Norris Trophy for best defenseman in the NHL. The Rangers announced in May 2021 that Chris Drury had been promoted to President and General Manager and in June 2021, introduced a new head coach, Gerard Gallant.
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
Counter Logic Gaming
Founded in 2010, CLG is a North American esports organization respected for its championship legacy and passionate fanbase. CLG fields teams across leading esports titles: “League of Legends,” “Fortnite,” “Counter-Strike: Global Offensive,” “Apex Legends,” “Super Smash Bros,” and “Valorant.” CLG has won multiple championships throughout its history — most notably the League of Legends LCS North American Championship in Summer 2015 and Spring 2016, and has represented North America in the League of Legends World Championships four times.
Knicks Gaming
Knicks Gaming, our esports franchise that competes in the NBA 2K League, was one of the inaugural teams when the league debuted in 2018. Knicks Gaming also won the first-ever NBA 2K League Championship title in August 2018.
Arena License Agreements
Madison Square Garden, the World’s Most Famous Arena (“The Garden”), is the home for the Knicks and the Rangers pursuant to Arena License Agreements with MSG Entertainment. The Arena License Agreements provide revenue opportunities through the sharing of certain suites and clubs, sponsorship and signage, food and beverage, merchandise and sales arrangements with MSG Entertainment. The Arena License Agreements have a term of 35 years. See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information.

Our Professional Sports Teams Performance Centers
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
Impact of COVID-19
COVID-19 disruptions have materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases no revenues, across a number of areas. Those areas include: ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales. In addition, the Knicks and the Rangers played fewer games during the 2020-21 regular seasons, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule. These compare to traditional 82-game regular season schedules for both the NBA and NHL. In addition, while games have resumed at The Garden, until May 2021, fan attendance was limited due to ongoing government-mandated assembly restrictions.
On March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. At the time the seasons were suspended, the Knicks had 16 games remaining, including eight home games, and the Rangers had 12 games remaining, including five home games. On May 26, 2020, the NHL announced return-to-play plans for 24 teams which began August 1, 2020. The Rangers were among the teams that returned to play in a 24-team tournament. On June 4, 2020, the NBA announced plans to resume play on July 30, 2020 with 22 teams. The Knicks were not among the teams that returned to competition. As a result, during the first quarter of fiscal year 2021 the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020.
In connection with the MSGE Distribution, we entered into the Arena License Agreements with MSG Entertainment. The Garden was not available for use between April 17, 2020 and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and as a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements.
On December 16, 2020 and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their homes games at The Garden as part of their 2020-21 seasons. However, fans were initially prohibited from attending games due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, respectively. When games were played at The Garden by the Knicks and the Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable license fees paid to MSG Entertainment under the Arena License Agreements were substantially reduced.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021.
During the fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced including (i) payments to MSG Entertainment under the Arena License Agreements, (ii) NBA league assessments and day-of-game expenses for Knicks and Rangers games, and (iii) league revenue sharing, net of escrow and team personnel expense. These expense reductions did not fully offset revenue losses.
As a result of New York City regulations effective August 17, 2021, subject to certain exceptions, all guests 12 years of age or older and employees (other than players who are not residents of New York City) at indoor entertainment venues such as The Garden must show proof that they have received at least one dose of a COVID-19 vaccine. Guests under the age of 12 must wear masks, provide proof of a negative COVID test and are permitted to enter only when accompanied by a vaccinated parent or guardian.
At this time, we are unable to predict if there will be any longer-term effects due to these COVID-related disruptions. See “Item 1A. Risk Factors — Sports Business Risks — Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” and “Item 7. Management’s Discussion and Analysis — Introduction — Factors Affecting Operating Results — Impact of COVID-19 on Our Business.”

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
Media Rights
We generally license the local media rights for our sports teams’ home and away games. Subsidiaries of the Company have entered into media rights agreements with MSG Networks covering the local telecast and radio rights for the Knicks and the Rangers. Each agreement has a remaining term of approximately 14 years.
Our Community
The Company is committed to leveraging the power of its brands to benefit communities across the tri-state area. The Knicks and the Rangers both run grassroots programs - Junior Knicks and Junior Rangers - focused on eliminating barriers and creating more inclusive opportunities for all kids to enjoy basketball and hockey. The Company is also dedicated to affecting positive change through social impact and cause-related initiatives including food donations, providing free educational resources to local schools and supporting non-profits and fundraising efforts across the region. In February 2021, the Rangers helped make history by working with the Professional Women’s Hockey Players Association to bring women’s hockey to The Garden for the first time ever as part of the Association’s “Dream Gap Tour” to advance gender equality in the sport of hockey.
Our Company also has a close association with The Garden of Dreams Foundation (the “Foundation”), a non-profit organization that assists young people in need. In partnership with the Company and MSG Entertainment, the Foundation provides young people in our communities with access to educational and skills opportunities; mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. The Foundation focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. Since it was established in 2006, the Foundation has impacted nearly 400,000 children and their families.
Regulation
Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
In addition, The Garden, like all public spaces, is subject to building and health codes and fire regulations imposed by the state and local governments. The Garden is subject to zoning and outdoor advertising regulations and requires a number of licenses in order to operate, including occupancy permits, exhibit licenses, food and beverage permits, liquor licenses and other authorizations and a zoning special permit granted by the New York City Planning Commission. See “Item 1A. Risk Factors — Economic and Business Relationship Risks — We Do Not Own The Garden and Our Failure to Renew the Arena License Agreements or MSG Entertainment’s Failure to Operate The Garden in Compliance with the Arena License Agreements or Extensive Governmental Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”

The professional sports leagues in which we operate, primarily the NBA and NHL, have the right under certain circumstances to regulate important aspects of our business, including, without limitation, our team-related online and mobile businesses. See “Item 1A. Risk Factors — Sports Business Risks — The Actions of the NBA, NHL and Esports Leagues May Have a Material Negative Effect on Our Business and Results of Operations.”
Our business is also subject to certain regulations applicable to our Internet websites and mobile applications, including data privacy laws in various jurisdictions. These include, but are not limited to, the California Consumer Privacy Act (the “CCPA”) and the recently passed California Privacy Rights Act (the “CPRA”). These laws obligate us to comply with certain consumer and employee rights concerning data we may collect about these individuals. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications may be subject to a range of other federal, state and local laws such as accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our websites seek to collect information from children under 13 years of age or are intended primarily for children under 13 years of age, they may be subject to the Children’s Online Privacy Protection Act which places restrictions on websites’ and online services’ collection and use of personally identifiable information from children under 13 years of age without prior parental consent. Our business is also subject to a variety of laws and regulations, including working conditions, labor, immigration and employment laws and health, safety and sanitation requirements. See “Item 1A. Risk Factors “— Operational Risks — We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Competition
Our business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL, AHL and NBAGL teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the New York Yankees (the “Yankees”) and the New York Mets (the “Mets”)), two National Football League teams (the New York Giants (the “Giants”) and the New York Jets (the “Jets”)), two additional NHL teams (the New York Islanders (the “Islanders”) and the New Jersey Devils (the “Devils”)), a second NBA team (the Brooklyn Nets (the “Nets”)) and two Major League Soccer franchises (the New York Red Bulls and the New York City Football Club). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home many other non-sports related entertainment options.
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
The amount of revenue we earn is influenced by many factors, including the impacts of COVID-19, the popularity and on-court or on-ice performance of our sports teams and general economic conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. The concentration of our revenues and expenses, however, was different in fiscal year 2021 due to the effects of the COVID-19 pandemic.
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
See “Item 1A. Risk Factors — Sports Business Risks — Our Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations” and “— Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and the Rangers, Which Cannot Be Assured.”

Human Capital Resources
At MSG Sports, we believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees in order to attract, develop and retain a high performing and diverse workforce.
Diversity, Equity and Inclusion
We believe the diverse perspectives and experiences of our employees enhance the value of the Company and produce a more vibrant, constructive, and engaging place to work, and we are committed to fostering an inclusive workplace. To advance these efforts, the Company, together with MSG Entertainment, established a Diversity and Inclusion Council (the “D&I Council”) in 2019. The D&I Council is a joint council comprised of employees from the Company and MSG Entertainment who have demonstrated a high level of passion and commitment to diversity and inclusion. The contributions of the D&I Council span both the Company and MSG Entertainment, providing strategic guidance to senior management of each company on diversity and inclusion initiatives, serving as a resource for all employees, and working to promote environments that foster inclusivity and employee engagement while enhancing communication among companies, departments, and employees.
Since its inception, several initiatives have advanced these objectives under the D&I Council’s guidance, including:
•Creation of employee resource groups such as the Black Employee Network, LatinX Employee Network, Pride Employee Network, Women’s Employee Network, Asian American Pacific Islander Network and Veterans Network, to build an internal support system for employees of different backgrounds and advance efforts in attracting, developing and retaining talent by promoting leadership and encouraging diversity and inclusion among all employees;
•Facilitation of a series of employee focus groups as well as ongoing listening sessions allowing employees to candidly address topics core to diversity and inclusion;
•Training programs including Conscious Inclusion Awareness Training and Interview Skills training with a focus on unconscious bias, a career development tool, and a learning system with comprehensive resources and training for employees and hiring managers;
•Focus on hiring of diverse employees including increasing the hiring of diverse entry level employees through external partnership programs;
•Ongoing partnerships with local and national organizations dedicated to supporting diverse communities; and
•Fostering broader awareness-building of diversity and inclusion efforts by facilitating community-focused panels, discussions and cultural events.
Talent
As of June 30, 2021, we had approximately 415 full-time union and non-union employees and 242 part-time union and non-union employees.
We aim to attract top talent through our brands, as well as through the many benefits we offer. We aim to retain our talent by emphasizing our competitive rewards; offering opportunities that support employees both personally and professionally; and our commitment to fostering career development in a positive corporate culture.
Our performance management practice includes ongoing feedback and conversations between managers and team members, and talent reviews designed to identify potential future leaders and inform succession plans. We value continuous learning and development opportunities for our employees, which include: a career development tool; leadership development programs; a learning platform; and tuition assistance.
Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: domestic partner coverage; medical, dental and vision plan options; life insurance benefits for the employee and their dependents; a generous 401k plan with 100% employer match; an employee assistance program which also provides assistance with child and elder care resources; legal support; wellness programs and financial planning seminars. These resources are intended to support the physical, emotional and financial well-being of our employees.
In addition, approximately 16% of our employees were represented by unions as of June 30, 2021, all of whom are our players. There are no union employees subject to CBAs that expired as of June 30, 2021 and no union employees subject to CBAs that will expire by June 30, 2022.
Labor relations in general and in the sports industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. The NBA players and the NHL players are covered by CBAs between the National

Basketball Players Association (“NBPA”) and the NBA and between the NHL Players’ Association (“NHLPA”) and the NHL, respectively. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. On June 30, 2011 the prior CBA between the NBA and NBPA expired and there was a work stoppage for approximately five months until a new CBA was entered into in December 2011. The NBA CBA expires after the 2023-24 season (although each of the NBA and the NBPA has the right to terminate the CBA effective following the 2022-23 season). On September 15, 2012 the prior CBA between the NHL and NHLPA expired and there was a work stoppage for approximately four months until a new CBA was entered into in January 2013. The current NHL CBA expires after 2025-26 season (with the possibility of a one year extension in certain circumstances). The NBA and NHL playoff games for the 2019-20 seasons experienced postponements due to player, team and/or league protests and decisions.
See “Item 1A. Risk Factors — Economic and Business Relationship Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”

COVID-19
At MSG Sports, the health and safety of our employees and athletes is our top priority. In response to COVID-19, significant measures have been taken to ensure that best practice health and safety protocols are in place and enforced throughout our offices, the Madison Square Garden Training Center, CLG Performance Center and team personnel areas at The Garden. We have also supported our employees through our relief fund, wellness programming and remote working capabilities. We believe that we have maintained our business operations without sacrificing this commitment to keeping our employees and athletes safe while working on-site.
Financial Information about Geographic Areas
Substantially all of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Item 1A. Risk Factors
Sports Business Risks
Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.
As described under “Part I - Item 1. Business,” our business depends on the activities of the Knicks and the Rangers. Due to the global COVID-19 pandemic, the NBA and NHL suspended their 2019-20 seasons on March 11 and 12, 2020, respectively, and as a result, virtually all of our business operations were suspended. On December 16, 2020 and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their home games at The Garden as part of the 2020-21 seasons. However, fans were initially prohibited from attending events due to government-mandated assembly restrictions. Subsequently, New York venues were permitted to operate at reduced capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance. Effective May 19, 2021, New York State adopted the Centers for Disease Control and Prevention’s (“CDC”) guidance, providing that event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021.
The shortened 2020-21 NBA and NHL seasons resulted in 10 and 26 fewer regular season games in the 2020-21 seasons being played by the Knicks and the Rangers, respectively. The shortened 2020-21 seasons and limitations on fan attendance had a material impact on our revenues for the fiscal year ended June 30, 2021.
While capacity limitations have been eased significantly at The Garden and neither the NBA nor NHL playoffs were shortened, a resurgence in the COVID-19 pandemic, such as the Delta variant, or another major epidemic or pandemic could impact future NBA and NHL seasons. Accordingly, no assurances can be made as to whether and when the 2021-22 seasons will occur, the number of games played for the 2021-22 seasons, that the games will be played at The Garden or will be played with any in-arena audiences or without limited-capacity in-arena audiences.
A significant portion of the Company’s revenue is earned from media rights fees from the local broadcast of Knicks and Rangers games and our share of fees paid for league-wide media rights, which are not recognized if those games are not played. As a result of the shortened 2020-21 NBA and NHL seasons, the Company’s revenues earned from local media rights fees were reduced by approximately $16 million and revenues for league-wide media rights were reduced by approximately $1 million.
If, due to a resurgence in COVID-19 or otherwise, the NBA and the NHL do not play a minimum number of games required under the league-wide media rights agreements or the Knicks or the Rangers do not make available to MSG Networks the number of games during the season required under the local media rights agreements, the amounts of revenues we earn would be substantially reduced depending upon the number of games not played or not made available to MSG Networks and an event of default may occur under the Knicks and the Rangers credit agreements. See “— Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business” and “— Economic and Business Relationship Risks — We Do Not Own The Garden and Our Failure to Renew the Arena License Agreements or MSG Entertainment’s Failure to Operate The Garden in Compliance with the Arena License Agreements or Extensive Governmental Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Additionally, even if the Knicks and the Rangers are able to continue playing games at The Garden with audiences, it is unclear whether and to what extent COVID-19 and related concerns will impact the demand for attending those games and for our sponsorship, tickets and other premium inventory.
As a result of a resurgence in COVID-19, such as the Delta variant, our business could be subject to additional governmental regulations and/or league determinations, including updated COVID-19 protocols for the 2021-22 seasons, which could have a material impact on our business. As a result of New York City regulations effective August 17, 2021, subject to certain exceptions, all guests 12 years of age or older and employees (other than players who are not residents of New York City) at indoor entertainment venues such as The Garden must show proof that they have received at least one dose of a COVID-19 vaccine. Guests under the age of 12 must wear masks, provide proof of a negative COVID test and are permitted to enter only when accompanied by a vaccinated parent or guardian. See “— Operational Risks — We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.” In addition, we may adopt COVID-19 protocols that are more restrictive than those imposed by New York State, New York City or the leagues.
Even with additional protective measures to provide for the health and safety of all of those in attendance, including compliance with New York State and New York City requirements, league restrictions, CDC guidance and other measures we may adopt, there can be no assurances that players, fans attending games or vendors and employees will not contract COVID-19. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially impact our business and results of operations. In addition, such additional measures will increase operating expenses.
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

Our sports teams also compete with other teams in their leagues to attract players. For example, players who are free agents are generally permitted to sign with the team of their choice. These players may make their decision based upon a number of factors, including the compensation they are offered, the makeup and competitiveness of the team bidding for their services, geographic preferences and other non-economic factors. There can be no assurance that we will be able to retain players upon expiration of their contracts or sign and develop talented players to replace those who leave for other teams, retire or are injured, traded or released.
Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and the Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and the Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. In addition, the popularity of our sports teams can impact television ratings, which could affect the long-term value of the media rights for the Knicks and/or the Rangers. Furthermore, success in the regular season may qualify one or both of our sports teams for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our sports teams and, more importantly, by generating increased excitement and interest in our sports teams, which can help drive a number of our revenue streams, including by improving attendance and television ratings, in subsequent seasons. The Knicks last qualified for the post-season during the 2020-21 NBA season and the Rangers last qualified for the post-season during the 2016-17 NHL season. In addition, league, team and/or player actions or inactions, including protests, may impact the popularity of the Knicks, the Rangers or the leagues in which they play. There can be no assurance that any of our sports teams, including the Knicks and the Rangers, will maintain continued popularity or compete in post-season play in the future.
Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.
Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our business. Accordingly, efforts to improve our revenues and earnings from operations from period-to-period may be secondary to actions that management believes will generate long-term growth and asset value creation. The competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, coaches and team executives, for whom we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration or contract renegotiation with existing players, terminating and waiving players and replacing coaches and team executives. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues’ CBAs. There can be no assurance that any actions taken by management to generate and increase our long-term growth and asset value creation will be successful.
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
We have incurred, and may in the future incur, significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. See “— Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.” These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals may be paid over their remaining contract terms. These expenses add to the volatility of our results.
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
The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the local, national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our sports teams and the leagues, and the Internet and mobile-based activities of our sports teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew or replace these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. We receive significant revenues from MSG Networks for the right to telecast games of the Knicks and the Rangers. Changes to league rules, regulations and/or agreements, including national and international media rights, could impact the availability of games covered by our local media rights and could negatively affect the rights fees we receive from MSG Networks and our business and results of operations. The sports leagues have asserted control over other important decisions, under certain circumstances, such as the length and format of, and the number of games in, the playing season, preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, luxury taxes and revenue sharing. For example, we were subject to the leagues’ decisions with respect to the 2019-20 and 2020-21 seasons as a result of the COVID-19 pandemic and player, team and/or league protests and actions. See “— Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” and “— Economic and Business Relationship Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.” In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2021, the Knicks and the Rangers recorded a credit of approximately $31.8 million in estimated revenue sharing, net of escrow receipts. The actual amounts for the 2020-21 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors, particularly due to the impact of the COVID-19 pandemic on the season. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
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
The possibility of further NBA and/or NHL expansion could create increased competition for the Knicks and the Rangers, respectively. The most recent NHL expansion occurred in 2021 with the addition of the Seattle Kraken (following the addition of the Vegas Golden Knights in 2017) and the most recent NBA expansion occurred in 2004 with the addition of the Charlotte Bobcats (now Charlotte Hornets). Because revenue from national media rights agreements is divided equally among all NBA and NHL teams, any further expansion would dilute the revenue realized by the Knicks and/or the Rangers from such agreements. Expansion also increases competition for talented players among NBA and/or NHL teams. Any expansion in the New York City metropolitan area, in particular, could also draw fan, consumer and viewership interest away from the Knicks and/or the Rangers.

Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to our teams and their personnel, and/or the Company as a whole, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means. It is possible that any such changes could materially negatively affect our business and results of operations to the extent they are ultimately determined to bind our teams. The commissioners of each of the NBA and NHL assert significant authority to take certain actions on behalf of their respective leagues under certain circumstances. Decisions by the commissioners of the NBA and the NHL, including on the matters described above, may materially negatively affect our business and results of operations. The leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself. See “— Economic and Business Relationship Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may be substantially impacted by serious and/or untimely injuries to or illness of key players. In addition, even with team and league-wide health and safety precautions in place and compliance with New York State and New York City requirements, CDC guidance and other COVID-19 protocols we may adopt, our players may nevertheless contract COVID-19 and, as a result, our ability to participate in games may be substantially impacted. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We maintain insurance to mitigate some of the risk of paying certain player salaries in the event of a player’s death or disability. In the event of injuries sustained resulting in lost services (as defined in the applicable insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in every circumstance or on terms that are commercially feasible and such insurance may contain significant dollar limits and/or exclusions from coverage for pre-existing medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
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
Economic and Business Relationship Risks
Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.
Our subsidiaries have incurred substantial indebtedness. New York Knicks, LLC and New York Rangers, LLC, which own the assets of the Knicks and the Rangers franchises, respectively, and Knicks Holdings, LLC, the direct parent of New York Knicks, LLC, have entered into revolving credit facilities. As of June 30, 2021, the outstanding balance under the Knicks Revolving Credit Facility and the Rangers Revolving Credit was $220 million and $135 million, respectively, and there were no borrowings under the Knicks Holdings Revolving Credit Facility. All three credit facilities expire in November 2023. New York Rangers, LLC also received a $30 million advance from the NHL, which is payable upon demand by the NHL. As of June 30, 2021, the outstanding balance of the advance was $30 million.
Our ability to make payments on, or repay or refinance, such indebtedness, and to fund our operations, depends largely upon our future operating performance. Our future operating performance is subject to the impacts of the COVID-19 pandemic, including any resurgence in cases, and general economic, financial, competitive, regulatory and other factors that are beyond our control. See “— We May Require Financing to Fund Our Ongoing Operations, the Availability of Which is Highly Uncertain.”
Furthermore, a resurgence in the COVID-19 pandemic may cause our interest expense to be substantial relative to our revenues and cash outflows. Our interest expense could also increase if interest rates increase as our indebtedness bears interest at floating rates (or to the extent we have to refinance existing debt with higher cost debt).
The Knicks Revolving Credit Facility includes covenants and events of default that may be implicated by a shortfall in the amount of national media rights revenue received by the Knicks. The Rangers Revolving Credit Facility includes covenants and events of default that may be implicated by a shortfall in the amount of national and local media rights revenue received by the Rangers. If, due to the impact of the COVID-19 pandemic, protests or otherwise, the NBA and/or NHL 2021-22 seasons are delayed, shortened, suspended or cancelled, the Knicks or the Rangers may be required, absent a cure or waiver, to repay certain amounts borrowed under the revolving credit facilities. If we are unable to repay such amounts due to liquidity constraints, we may need to pursue other sources of financing, including through issuances of equity and/or asset sales.
In addition, in July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. Although such date has been extended to June 2023, the U.S. Federal Reserve issued a statement advising banks to stop new LIBOR issuances by the end of 2021. It is unclear whether or not, at that time, a satisfactory replacement rate will be developed or if new methods of calculating LIBOR will be established such that it continues to exist in the future. The proposed alternative, a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”), is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. On July 29, 2021, the Alternative Reference Rate Committee of the Federal Reserve formally recommended SOFR term rates; however, whether or not SOFR or any other potential alternative reference rate attains market traction as a LIBOR replacement rate remains in question. Our credit agreements provide mechanisms to adjust our base interest rates in the event that LIBOR ceases to exist, LIBOR is replaced by a SOFR rate, or in certain other related circumstances; however, there can be no assurances that the transition to another benchmark rate will occur as intended. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt.
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
We incurred operating losses of approximately $78 million, $94 million and $58 million in fiscal years 2021, 2020 and 2019, respectively. In addition, we have, in prior periods, incurred operating losses and negative cash flow and there is no assurance that we will have operating income or positive cash flow in the future. If we are unable to play games at The Garden at or near full capacity due to a resurgence in COVID-19 cases or otherwise, our fiscal year 2022 operating results will also be materially impacted. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses will likely be considered by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
Our Business is Subject to Seasonal Fluctuations and our Operating Results and Cash Flow Can Vary Substantially from Period to Period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. Due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. Additionally, as a result of the delayed start of the 2020-21 NBA and NHL regular seasons due to COVID-19, certain of our revenues and expenses were recognized during the third and fourth quarters of fiscal year 2021 that otherwise typically would have been recognized during the second and third quarters of fiscal year 2021, respectively. See “— Sports Business Risks — Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.”
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
In addition, The Garden is, and may in the future be, subject to a variety of other laws and regulations, including environmental, working conditions, labor, immigration and employment laws, and health, safety and sanitation requirements. For example, governmental regulations adopted in the wake of the COVID-19 pandemic impacted the permitted occupancy of The Garden for games of the Knicks and the Rangers and the manner in which we use or maintain The Garden on game days, which impacted the revenue we derive from games and the expenses that we incur on game days.
MSG Entertainment’s failure to comply with governmental laws and regulations applicable to the operation of The Garden, or to maintain necessary permits or licenses, could have a material negative effect on our business and results of operations.
A Change to or Withdrawal of a New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. The Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2021, the tax exemption was $42.9 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State.
We have entered into Arena License Agreements with subsidiaries of MSG Entertainment, pursuant to which the Knicks and the Rangers play their home games at The Garden. Under the Arena License Agreements, which each have a term of 35 years (unless extended), the Knicks and the Rangers pay an annual license fee in connection with their use of The Garden. Under the Arena License Agreements, the teams are responsible for 100% of any real property or similar taxes applicable to The Garden.
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
We may require financing to fund our ongoing operations, including as a result of any impact of the COVID-19 pandemic on our business. See “— Sports Business Risks — Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.” In the future we may also engage in transactions that depend on our ability to obtain financing.
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
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or protests or management lockouts. For example, the NHL has experienced labor difficulties, including (i) a lockout during the 1994-95 NHL season, which resulted in a regular season that was shortened from 84 to 48 games, (ii) a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season, and (iii) a lockout during the 2012-13 NHL season, which resulted in a regular season that was shortened from 82 to 48 games. The current NHL CBA expires on September 15, 2026 (with the possibility of a one year extension in certain circumstances). The NBA has also experienced labor difficulties, including (i) a lockout during the 1998-99 season, which resulted in a regular season that was shortened from 82 to 50 games, and (ii) a lockout during the 2011-12 season, which resulted in a regular season that was shortened from 82 games to 66 games. The current NBA CBA expires after the 2023-24 season, but each of the NBA and NBPA has the right to terminate the CBA effective following the 2022-23 season. Any labor disputes, such as players’ strikes, protests or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations.
We Rely on MSG Entertainment’s Performance Under Various Agreements.
We have various agreements with MSG Entertainment, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement, arena license agreements, media rights agreements, sponsorship sales and service representation agreements, a team sponsorship allocation agreement, a group ticket sales agreement, a single night rental commission agreement and service representation agreement, as well as certain other arrangements with MSG Entertainment and its subsidiary MSG Networks. These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the MSGE Distribution. In connection with the MSGE Distribution, we agreed to provide MSG Entertainment with indemnities with respect to liabilities arising out of our businesses and MSG Entertainment agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to MSG Entertainment. These agreements also include arrangements with respect to support services and a number of ongoing commercial relationships, including our use of The Garden and the allocation of certain revenues and expenses from games played by our sports teams at The Garden.
MSG Entertainment provides certain business services that were performed by internal resources prior to the MSGE Distribution, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company, advertisers and others. See “— Operational Risks — We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption to Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.” The transition services agreement and certain of the commercial arrangements are subject to potential termination by MSG Entertainment in the event MSG Entertainment and the Company are no longer affiliates.

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
Operational Risks
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
The success of our business is dependent upon the willingness and ability of patrons to attend our games. The Garden, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism or other actions that discourage attendance. Any such activity or threatened activity at or near The Garden or other similar venues in other locations could result in reduced attendance at our games and, more generally, have a material negative effect on our business and results of operations. Similarly, a major epidemic or pandemic, or the threat of such an event, could adversely affect attendance at our games or, depending on its severity, halt our operations entirely. See “— Sports Business Risks — Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.” Moreover, the costs of protecting against such incidents, including any costs of protecting against the spread of COVID-19, reduce the profitability of our operations. In addition, such events or the threat of such events may harm our ability to obtain or renew insurance coverage on favorable terms or at all.
We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
We are subject to substantial governmental regulations affecting our business. These include, but are not limited to, data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium are rapidly evolving, extensive, and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and other states including Virginia and Colorado have also passed similar laws. Additionally, the CPRA was recently passed, which will impose additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.
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
Our business has also been materially impacted by government actions taken in response to the COVID-19 pandemic. See “— Sports Business Risks — Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.”

We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption to Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
We may collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites or mobile applications, or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity. Cyber-attacks, denial-of-service attacks, ransomware attacks, business emails compromises, viruses and social engineering (including phishing) are continuing to occur in our industry, as well as the industries of our partners, vendors and suppliers. In addition, we may experience attacks, unavailable systems, unauthorized access or disclosure due to employee theft or misuse, sophisticated nation-state and nation-state supported actors and advanced persistent threat intrusions. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners and employees, independent contractors and vendors, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and will be expanded by the CPRA once it takes effect in January 2023.
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit customer, sponsor, partner, Company, employee and other confidential and proprietary information may be compromised due to employee error or other action, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Such compromise could affect the security of information on our network, or that of a third-party service provider, including MSG Entertainment to which we outsource information technology services, including technology relating to season ticket holders and purchases of individual game tickets, and certain payment processing. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of the Company’s pre-MSGE Distribution venues, including its New York venues and The Chicago Theatre, was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. As a result of any of these actions, such sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without authorization. See “— Economic and Business Relationship Risks — We Rely on MSG Entertainment’s Performance Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf. The Company also continues to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. The Company may be required to incur significant expenses in order to address any actual or potential security incidents that arise, and we may not have insurance coverage for all such expenses.
If we experience a security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Further, an actual or perceived security incident, such as penetration of our or our third-party vendors’ networks, affecting personal or other sensitive information could subject us to business and litigation risk and damage our reputation, including with customers, sponsors and partners, which could have a material negative effect on our business and results of operations. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
We have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.

The Unavailability of Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of the arrangements for these systems may not be covered by long-term agreements. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations. See also “— Economic and Business Relationship Risks — We Rely on MSG Entertainment’s Performance Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf.
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
Corporate Governance Risks
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
If the MSGS Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, MSG Networks (which is a wholly-owned subsidiary of MSG Entertainment following the completion of the MSGE-MSGN Merger in July 2021) would recognize taxable gain in an amount equal to the excess of the fair market value of the common stock of our Company over MSG Networks’ tax basis therein (i.e., as if it had sold the common stock of our Company in a taxable sale for its fair market value). In addition, the receipt by MSG Networks’ former stockholders of common stock of our Company would be a taxable distribution, and each U.S. holder that participated in the MSGS Distribution would recognize a taxable distribution as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of MSG Networks’ earnings and profits, then as a non-taxable return of capital to the extent of each U.S. holder’s tax basis in its MSG Networks common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Networks’ former stockholders and MSG Networks would be substantial. See “— We May Have a Significant Indemnity Obligation to MSG Entertainment if the MSGE Distribution Is Treated as a Taxable Transaction.”
We May Have a Significant Indemnity Obligation to MSG Networks if the MSGS Distribution Is Treated as a Taxable Transaction.
We entered into a Tax Disaffiliation Agreement with MSG Networks in connection with the MSGS Distribution, which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the MSGS Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify MSG Networks for losses and taxes of MSG Networks resulting from the breach of certain covenants and for certain taxable gain recognized by MSG Networks, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify MSG Networks under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
We are Controlled by the Dolan Family. As a Result of Their Control, the Dolan Family Has the Ability to Prevent or Cause a Change in Control or Approve, Prevent or Influence Certain Actions by the Company.
We have two classes of common stock:
•Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors; and
•Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), which is entitled to ten votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.
As of July 30, 2021, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 3.1% of our outstanding Class A Common Stock (inclusive of options exercisable and RSUs vesting within 60 days of July 30, 2021) and approximately 70.7% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock (“Excluded Trust”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children,

James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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
In addition, the affirmative vote or consent of the holders of at least 66 2⁄3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:
•the authorization or issuance of any additional shares of Class B Common Stock; and
•any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
As a result, the Dolan Family Group also has the power to prevent such issuance or amendment.
The Dolan Family Group also controls MSG Entertainment (which now includes MSG Networks as a subsidiary) and AMC Networks Inc. (“AMC Networks”), and controlled MSG Networks prior to the MSGE-MSGN Merger in July 2021.
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
We Share Certain Key Officers and Directors with MSG Entertainment and/or AMC Networks, Which Means Those Officers and Directors Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment, our President and Chief Executive Officer, Andrew Lustgarten, also serves as the President of MSG Entertainment and our Executive Vice President, Corporate Development and General Counsel, Lawrence J. Burian, also serves as the Executive Vice President, Corporate Development of MSG Entertainment. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Entertainment and AMC Networks. In addition, one of our directors, Charles F. Dolan, is the Chairman Emeritus of AMC Networks and a director of MSG Entertainment. Furthermore, ten members of our Board of Directors (including James L. Dolan and Charles F. Dolan) are also directors of MSG Entertainment and seven members of our Board of Directors are also directors of AMC Networks (including James L. Dolan, who is the Non-Executive Chairman of AMC Networks, and Charles F. Dolan). The overlapping employees, officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Entertainment and/or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Entertainment (which now includes MSG Networks as a subsidiary after the MSGE-MSGN Merger) or AMC Networks and us. In addition, certain of our directors and officers hold MSG Entertainment and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSG Entertainment or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 27, 2020 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Entertainment and/or AMC Networks that may arise.
Our Overlapping Directors and Executive Officers with MSG Entertainment and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Entertainment and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG Entertainment and/or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities. The Company’s Board of Directors has adopted resolutions putting in place policies and arrangements whereby the Company has renounced its rights to certain business opportunities and no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of MSG Entertainment and/or AMC Networks and their subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in such policies) to MSG Entertainment and/or AMC Networks or any of their subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.
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
In connection with the MSGE Distribution, the Company entered into a Sublease Agreement with MSG Entertainment for office space of approximately 47,000 square feet housing the Company’s administrative and executive offices at Two Pennsylvania Plaza in New York City.

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
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from June 30, 2016 through June 30, 2021. The comparison assumes an investment of $100 on June 30, 2016 and reinvestment of dividends. The MSGE Distribution is treated as a reinvestment of a special dividend pursuant to SEC rules. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	6/30/16	6/30/17	6/30/18	6/30/19	6/30/20	6/30/21
Madison Square Garden Company Sports Corp.	$100.00	$114.14	$179.81	$162.27	$119.41	$140.28
Russell 3000 Index	100.00	118.51	136.02	148.24	157.92	227.67
Bloomberg Americas Entertainment Index	100.00	111.12	146.45	161.60	131.33	302.26
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2021, there were 608 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2021, there were 18 holders of record of our Class B Common Stock.

We did not pay any cash dividend on our common stock during fiscal year 2021 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
Issuer Purchases of Equity Securities
As of June 30, 2021, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the fiscal year ended June 30, 2021, the Company did not engage in any share repurchase activity under its share repurchase program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) including the impact of COVID-19 on our future operations. See “Part I — Item 1. Business” for further discussion of the MSGE Distribution (defined below). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the duration and severity of the coronavirus pandemic and our ability to effectively manage the impacts, including the availability of the Madison Square Garden Arena (“The Garden”) with no or limited fans, league decisions regarding play, the cancellation of games and the impact of restrictions imposed by New York State, New York City, or otherwise;
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
•changes in laws, National Basketball Association (“NBA“) or National Hockey League (“NHL“) rules, regulations, guidelines, bulletins, directives, policies and agreements, including the leagues’ respective collective bargaining agreements (each a “CBA”) with their players’ associations, salary caps, escrow requirements, revenue sharing, NBA luxury tax thresholds and media rights, or other regulations under which we operate;
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
•a default by our subsidiaries under their respective credit facilities;
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
•the tax free treatment of the distribution of the outstanding common stock of the Company to the former shareholders of MSG Networks Inc. (“MSG Networks”) in fiscal year 2016 and the MSGE Distribution (as defined below);
•the performance by MSG Entertainment of its obligations under various agreements with the Company related to the MSGE Distribution and ongoing commercial arrangements; and
•the factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
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
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2021 and 2020. The Company has applied the Securities and Exchange Commission’s recently adopted FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. For the comparison of our results of operations for the years ended June 30, 2020 and 2019, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 31, 2020.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2021 and 2020. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2021.

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
Business Overview
The Company owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the Knicks of the NBA and the Rangers of the NHL. Both the Knicks and the Rangers play their home games at The Garden. The Company’s other professional franchises include two development league teams - the Hartford Wolf Pack of the American Hockey League (“AHL”) and the Westchester Knicks of the NBA G League (“NBAGL”). Our professional sports franchises are collectively referred to herein as “our sports teams.” In addition, the Company owns Knicks Gaming, an esports franchise that competes in the NBA 2K League, as well as a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. The Company also operates two professional sports team performance centers - the Madison Square Garden Training Center in Greenburgh, NY and the CLG Performance Center in Los Angeles, CA. CLG and Knicks Gaming are collectively referred to herein as “our esports teams,” and together with the sports teams, the “teams.”
Revenue Sources
We earn revenue from several primary sources: ticket sales and a portion of suite rental fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, venue signage and other sponsorships, food and beverage sales at The Garden and merchandising. We also earn substantial fees from MSG Networks for the local media rights to telecast the games of our sports teams. The amount of revenue we earn is influenced by many factors, including the impacts of COVID-19, the popularity and on-court or on-ice performance of our sports teams and general economic conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. The concentration of our revenues and expenses, however, was different in fiscal year 2021 due to the effects of the COVID-19 pandemic.
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
The Company and MSG Networks are parties to media rights agreements covering the local telecast rights for the Knicks and the Rangers. The financial success of the Company is significantly dependent on the rights fees we receive from MSG Networks in connection with the telecast of our Knicks and Rangers games.
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
Food, Beverage and Merchandise Sales
We earn revenues from the sale of food and beverages during our sports teams’ games at The Garden. In addition to concession-style sales of food and beverages, which represent the majority of food and beverage revenues, The Garden also provides higher-end dining at premium clubs as well as catering for suites. Pursuant to the Arena License Agreements, the Knicks and the Rangers receive 50% of net profits from the sales of food and beverages during their games at The Garden.
We also earn revenues from the sale of our sports teams’ merchandise both through the in-venue (and in some cases, online) sale of items bearing the logos or other marks of our teams and through our share of sports league distributions of royalties and other revenues from the sports leagues’ licensing of team and sports league trademarks, which are generally shared equally among the teams in the sports leagues. Pursuant to the Arena License Agreements, the Knicks and the Rangers pay MSG Entertainment a commission equal to 30% of revenues from the sales of their merchandise at The Garden.
Other
Amounts collected for ticket sales, suite licenses and clubs, sponsorships and venue signage in advance of an event are recorded as deferred revenue and are recognized as revenues when earned.
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
In addition, in connection with the MSGE Distribution we entered into long term leases with MSG Entertainment that end June 30, 2055 and allow the Knicks and the Rangers to continue to play their home games at The Garden (the “Arena License Agreements”). The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. Absent COVID-19, the stated license fee for the first full contract year ending June 30, 2021 would have been approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.

The Garden was not available for use between April 17, 2020 and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and as a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements.
On December 16, 2020 and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their homes games at The Garden as part of their 2020-21 seasons. However, fans were initially prohibited from attending games due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, respectively. When games were played at The Garden by the Knicks and the Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable license fees paid to MSG Entertainment under the Arena License Agreements were substantially reduced.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021.
As a result of New York City regulations effective August 17, 2021, subject to certain exceptions, all guests 12 years of age or older and employees (other than players who are not residents of New York City) at indoor entertainment venues such as The Garden must show proof that they have received at least one dose of a COVID-19 vaccine. Guests under the age of 12 must wear masks, provide proof of a negative COVID test and are permitted to enter only when accompanied by a vaccinated parent or guardian.
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
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the NBA CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan (described below) and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. For the 2020-21 and 2019-20 seasons, the Knicks were not a luxury tax payer and we recorded approximately $3,442, and $230, respectively, of luxury tax proceeds from tax-paying teams. Tax obligations for years beyond the 2020-21 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
NBA Escrow System/Revenue Sharing. The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues (net of certain direct expenses) as compensation (approximately 49% to 51%), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and, accordingly, the Company may pay its players a higher or lower percentage of the Knicks’ revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player’s salary. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league’s aggregate player compensation is below the designated percentage of league-wide revenues, the teams with the shortfall will remit the shortfall in equal shares to the NBPA for distribution to the players.

For the 2020-21 season and the remainder of the CBA, the escrow system above was eliminated and a new “Ten-and-Spread” system was put in place. Under the Ten-and-Spread system, based upon league-wide revenues, aggregate player compensation will be reduced by up to 10% of each player’s salary. If, for a particular season, compensation reductions in excess of 10% are needed, the excess will be divided by three and recouped via reductions to players’ compensation over the same season, and the subsequent two seasons. The reduction of players’ salary for any one season is capped at 20% and carried over to the subsequent season as additional compensation reductions. Each team is entitled to receive an equal one-thirtieth share of the compensation reductions up to 10% and the excess above 10% is allocated in proportion to each team’s player payroll.
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
We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2021 was approximately $3,575. The actual amounts for the 2020-21 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
NHL CBA. The current NHL CBA expires after the 2025-26 season (with the possibility of a one year extension in certain circumstances). The NHL CBA provides for a salary floor (i.e., a floor on each team’s aggregate player salaries) and a “hard” salary cap (i.e., teams may not exceed a stated maximum, which is adjusted each season based upon league-wide revenues).
NHL Escrow System/Revenue Sharing. The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the escrow system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams in equal shares. In addition, the NHL CBA limits the amount of deductions to be withheld from player salaries each year. If annual escrow deductions from player salaries are insufficient to limit league-wide player salaries to 50% of that season’s league-wide revenues, any shortfall will be carried forward to future seasons and remain due from the players to the league.
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game (although this provision was waived for the 2020-21 season); and (c) the remainder from centrally-generated NHL sources. We record our revenue sharing expense net of the amount we expect to receive from escrow recoveries. Our net provisions for these items for the year ended June 30, 2021 was a credit of approximately $35,396. The actual amounts for the 2020-21 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.
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
As members of the NBA and NHL, the Knicks and the Rangers, respectively, are also subject to league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. The NBA imposed on each team a 6% assessment on regular season ticket revenue.
We also incur costs associated with VIP amenities provided to certain ticket holders.

Other Expenses
Other expenses primarily include Selling, general and administrative (“SG&A”) expenses that consist of administrative costs, including compensation, professional fees, as well as sales and marketing costs, including non-event related advertising expenses.
SG&A expenses for periods prior to the MSGE Distribution include certain corporate overhead expenses that do not meet the criteria for inclusion in discontinued operations.
Factors Affecting Operating Results
General
Our operating results are largely dependent on the continued popularity and/or on-court or on-ice competitiveness of our Knicks and Rangers teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was $44,242, and $33,690 for fiscal years 2021 and 2020, respectively. These expenses add to the volatility of our operating results. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. Our performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
In addition to our future performance being dependent upon the continued popularity and/or on-court or on-ice competitiveness of our Knicks and Rangers teams, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as decrease levels of sponsorship and venue signage revenues.
MSGE Distribution
In connection with the MSGE Distribution, the Company and MSG Entertainment entered into a number of related party agreements under which both companies will continue sharing certain revenues and expenses. See Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s related party transactions. The terms of certain related party agreements impact the comparability of the results of operations, primarily the following revenues and expenses.
Suite License Fee Revenue
Prior to the MSGE Distribution, suite license fee revenue was recognized based on the allocations between the Company’s MSG Sports and MSG Entertainment segments and was dependent on the total number of events held at The Garden. After the MSGE Distribution, the Company recognizes suite license fee revenue based on the Arena License Agreements and as games are played by the Knicks and the Rangers. In addition, pursuant to the Arena License Agreements, the Company’s aggregate share of suite license fee revenue is 67.5%, as compared to a higher percentage allocated to the Knicks and the Rangers prior to the MSGE Distribution.
Venue Sponsorship and Signage
Prior to the MSGE Distribution, revenues from the sale of venue interior and exterior signage and sponsorship rights at The Garden that were not specific to our teams or entertainment events were allocated between the Company’s MSG Sports and MSG Entertainment segments and recognized over a fiscal year. Subsequent to the MSGE Distribution, pursuant to the Arena License Agreements, the Company no longer recognizes revenue related to exterior signage at The Garden, but rather only from the sale of venue interior signage space and sponsorship rights, which is now recognized over the Knicks and the Rangers seasons. In addition, prior to the MSGE Distribution, costs associated with sponsorship and signage sales were allocated between the Company’s MSG Sports and MSG Entertainment segments. Subsequent to the MSGE Distribution, the Company instead pays sales commission fees along with the fixed fee pursuant to the sponsorship sales and service and representation agreements.
Food, Beverage and Merchandise Sales
Prior to the MSGE Distribution, the Knicks and the Rangers reported revenues earned from food and beverage sales as gross revenue. The costs of food and beverage sales were reported in direct operating expenses. Pursuant to the Arena License Agreements, the Knicks and the Rangers receive 50% of net profits from the sales of food and beverage during their games at The Garden. As such, the Company no longer recognizes costs of sales during the periods after the MSGE Distribution, and reports revenues earned from food and beverage sales as net revenues. In addition, pursuant to the Arena License Agreements, the Knicks and the Rangers pay MSG Entertainment a 30% commission related to merchandise sales at The Garden.
Corporate Costs
Results from continuing operations for the periods prior to the MSGE Distribution include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. See “— Results of Operations — Comparison of the Year Ended June 30, 2021 versus the Year Ended June 30, 2020” and Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information.
Impact of COVID-19 on Our Business
COVID-19 disruptions have materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases no revenues, across a number of areas. Those areas include: ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales. In addition, the Knicks and the Rangers played fewer games during the 2020-21 regular seasons, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule. These compare to traditional 82-game regular season schedules for both the NBA and NHL. In addition, while games have resumed at The Garden, until May 2021, fan attendance was limited due to ongoing government-mandated assembly restrictions.
On March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. At the time the seasons were suspended, the Knicks had 16 games remaining, including eight home games, and the Rangers had 12 games remaining, including five home games. On May 26, 2020, the NHL announced return-to-play plans for 24 teams which began August 1, 2020. The Rangers were among the teams that returned to play in a 24-team tournament. On June 4, 2020, the NBA announced plans to resume play on July 30, 2020 with 22 teams. The Knicks were not among the teams that returned to competition. As a result, during the first quarter of fiscal year 2021 the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020.
In connection with the MSGE Distribution, we entered into the Arena License Agreements with MSG Entertainment. The Garden was not available for use between April 17, 2020 and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and as a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements.
On December 16, 2020 and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their homes games at The Garden as part of their 2020-21 seasons. However, fans were initially prohibited from attending games due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, respectively. When games were played at The Garden by the Knicks and the Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable license fees paid to MSG Entertainment under the Arena License Agreements were substantially reduced.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021.
During the fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced including (i) payments to MSG Entertainment under the Arena License Agreements, (ii) NBA league assessments and day-of-game expenses for Knicks and Rangers games, and (iii) league revenue sharing, net of escrow and team personnel expense. These expense reductions did not fully offset revenue losses.
As a result of New York City regulations effective August 17, 2021, subject to certain exceptions, all guests 12 years of age or older and employees (other than players who are not residents of New York City) at indoor entertainment venues such as The

Garden must show proof that they have received at least one dose of a COVID-19 vaccine. Guests under the age of 12 must wear masks, provide proof of a negative COVID test and are permitted to enter only when accompanied by a vaccinated parent or guardian.
Results of Operations
Comparison of the Year Ended June 30, 2021 versus the Year Ended June 30, 2020
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change (a)
	2021	2020	Amount	Percentage
Revenues	$415,721	$603,319	$(187,598)	(31)%

Direct operating expenses	281,890	359,970	(78,080)	(22)%
Selling, general and administrative expenses	206,700	319,675	(112,975)	(35)%
Depreciation and amortization	5,574	17,540	(11,966)	(68)%
Operating loss	(78,443)	(93,866)	15,423	16%
Other income (expense):
Interest expense, net	(10,529)	(3,761)	(6,768)	NM
Miscellaneous expense, net	(346)	(421)	75	18%
Loss from continuing operations before income taxes	(89,318)	(98,048)	8,730	9%
Income tax benefit (expense)	73,421	(20,593)	94,014	NM
Loss from continuing operations	(15,897)	(118,641)	102,744	87%
Loss from discontinued operations, net of taxes	—	(90,222)	90,222	NM
Net loss	(15,897)	(208,863)	192,966	92%
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(1,943)	(2,342)	399	17%
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	(24,013)	24,013	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(120)	120	NM
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(13,954)	$(182,388)	$168,434	92%

NM — Percentage is not meaningful
(a) Operating results were materially impacted by the coronavirus pandemic. Please see “— Factors Affecting Operating Results — Impact of COVID-19 on Our Business” for more information.
For the period through the MSGE Distribution, the reported financial results of the Company reflect the results of the MSG Entertainment business segment and the sports booking business, previously owned and operated by the Company through its MSG Sports business segment, as discontinued operations. In addition, results from continuing operations for the period prior to the MSGE Distribution include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. The reported financial results of the Company for the period after the MSGE Distribution reflect the Company’s results on a standalone basis, including the Company’s actual corporate overhead.

Revenues
Revenues for the year ended June 30, 2021 decreased $187,598, or 31%, to $415,721 as compared to the prior year. The net decrease is attributable to the following:

Decrease in pre/regular season ticket-related revenues	$(192,393)
Decrease in suite license fee revenues	(67,433)
Decrease in pre/regular season food, beverage and merchandise sales	(35,597)
Decrease in sponsorship and signage revenues	(11,676)
Increase in revenues from league distributions	98,329
Inclusion of playoff related revenues as the Knicks did not qualify in the prior fiscal year	15,243
Increase in local media rights fees from MSG Networks	7,116
Other net decreases	(1,187)
$(187,598)
The decrease in pre/regular season ticket-related revenues was a result of government-mandated assembly restrictions and the Knicks and the Rangers playing games at The Garden with no fans in attendance until February 23 and 26, 2021, respectively, and after that, playing games with attendance restricted to 10% capacity. The year ended June 30, 2020 was impacted by the suspension of the Knicks and the Rangers 2019-20 regular seasons in March 2020.
The decrease in suite license fee revenues was a result of government-mandated assembly restrictions at The Garden, as discussed above. For Knicks and Rangers games played with a limited number of fans in attendance, access to suites was primarily sold by way of individual tickets, thus minimal suite license fee revenue was recognized for the year ended June 30, 2021. In addition, the year ended June 30, 2021 includes the impact of the MSGE Distribution. See “— Factors Affecting Operating Results — MSGE Distribution — Suite License Fee Revenue” for more information.
The decrease in pre/regular season food and beverage sales was a result of government-mandated assembly restrictions at The Garden, as discussed above. In addition, the year ended June 30, 2021 includes the impact of the MSGE Distribution. See “— Factors Affecting Operating Results — MSGE Distribution — Food, Beverage and Merchandise Sales” for more information. The decrease in pre/regular season merchandise sales was a result of government-mandated assembly restrictions at The Garden, as discussed above.
The decrease in sponsorship and signage revenues was primarily due to the impact of the MSGE Distribution as well as lower recognition of existing sponsorship and signage inventory as a result of government-mandated assembly restrictions at The Garden, as discussed above, partially offset by sales of new sponsorship and signage inventory.
The increase in revenues from league distributions was primarily due to higher national media rights fees as a result of the lower recognition in the prior year period of national media rights fees related to the 2019-20 NBA and NHL seasons, which were recognized during the first quarter of fiscal year 2021 that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 and a $21,043 expansion fee from the NHL. The increase was partially offset by decreases in other league distributions.
The increase in local media rights fees from MSG Networks was primarily due to the impact of the suspended 2019-20 NBA and NHL seasons which reduced revenue recognized in the prior year period, contractual rate increases, and the recognition of local media rights fees associated with the Rangers’ participation in the Stanley Cup Qualifiers during the first quarter of fiscal year 2021. After suspending the 2019-20 seasons in March 2020 due to the COVID-19 pandemic, the NHL and NBA subsequently resumed play and completed their seasons in September and October 2020, respectively. This increase was partially offset by the impact of the reduced NBA and NHL 2020-21 regular season schedules.
Direct operating expenses
Direct operating expenses generally include:
•compensation expense for our sports teams’ players and certain other team personnel;
•arena license fees recognized as operating lease costs associated with the Knicks and the Rangers playing home games at The Garden;
•cost of team personnel transactions for waivers/contract termination costs, trades, and season-ending player injuries (net of anticipated insurance recoveries) of players and other team personnel;

•NBA and NHL revenue sharing (net of escrow), league assessments and NBA luxury tax receipts; and
•the cost of merchandise and, prior to the MSGE Distribution, food and beverage sales.
Direct operating expenses for the year ended June 30, 2021 decreased $78,080, or 22%, to $281,890 as compared to the prior year. The net decrease is attributable to the following:

Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$(44,164)
Decrease in other team operating expenses not discussed elsewhere in this table	(19,345)
Decrease in pre/regular season expense associated with food, beverage and merchandise sales	(18,907)
Decrease in team personnel compensation	(17,801)
Decrease in net provisions for certain team personnel transactions	(5,315)
Inclusion of operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	35,419
Inclusion of playoff related expenses as the Knicks did not qualify in the prior year period	9,792
Other net decreases, including expenses that do not meet the criteria for inclusion in discontinued operations	(17,759)
$(78,080)
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Years Ended June 30,		Decrease
	2021	2020
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$(37,731)	$6,433	$(44,164)
The decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax primarily reflects lower provisions for league revenue sharing expense (net of escrow) of $40,953 primarily as a result of the COVID-19 pandemic. In addition, the year ended June 30, 2021 includes adjustments to revenue sharing expense (net of escrow) for the 2019-20 NBA and NHL seasons. Based on the completion of the 2019-20 NBA and NHL seasons during the first quarter of fiscal year 2021, the Company recognized a portion of revenue sharing expense (net of escrow) related to those seasons that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.
The actual amounts for the 2020-21 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The Knicks were not a luxury tax payer for the 2019-20 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of June 30, 2021 did not result in the team being a luxury tax payer for the 2020-21 season and the company will receive an equal share of the portion of luxury tax receipts that are distributed to non-tax paying teams.
The decrease in other team operating expenses not discussed elsewhere in this table was primarily the result of government-mandated assembly restrictions at The Garden, as discussed above, and the shortened 2020-21 NBA and NHL regular seasons.
The decrease in pre/regular season expense associated with food and beverage sales was due to the impact of the MSGE Distribution. See “— Factors Affecting Operating Results — MSGE Distribution — Food, Beverage and Merchandise Sales” for more information. The decrease in pre/regular season expense associated with merchandise sales was a result of government-mandated assembly restrictions at The Garden, as discussed above.
The decrease in team personnel compensation was primarily due to lower player compensation and the net impact of the shortened 2020-21 NBA and NHL regular seasons, slightly offset by the recognition of player compensation expense during the first quarter of fiscal year 2021 that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 as a result of the NBA completing the 2019-20 season in October 2020.

Net provisions for certain team personnel transactions were as follows:

	Years Ended June 30,		Increase (Decrease)
	2021	2020
Waivers/contract terminations	$20,959	$27,055	$(6,096)
Player trades	2,583	1,802	781
Net provisions for certain team personnel transactions	$23,542	$28,857	$(5,315)
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, professional fees, costs under the Company’s transition services agreement with MSG Entertainment and sales and marketing costs.
Selling, general and administrative expenses for the year ended June 30, 2021 decreased $112,975, or 35%, to $206,700 as compared to the prior year primarily due to lower corporate overhead costs, which in the prior year included certain corporate expenses that the Company did not incur during the current year and does not expect to incur in future periods, but which did not meet the criteria for inclusion in discontinued operations. This decrease in selling, general and administrative expenses was partially offset by higher sports teams’ employee compensation and related benefits, including severance related to team executives, and fees related to the Company’s sponsorship sales and service representation agreements with MSG Entertainment.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2021 decreased $11,966, or 68%, to $5,574 as compared to the prior year primarily due to depreciation in the prior year period that do not meet the criteria for inclusion in discontinued operations and, to a lesser extent, a certain asset being fully amortized.
Operating loss
Operating loss for the year ended June 30, 2021 decreased $15,423, or 16%, to $78,443 as compared to the prior year. The decrease was primarily due to lower selling, general and administrative expenses, direct operating expenses and, to a lesser extent, lower depreciation and amortization, partially offset by lower revenues as discussed above.
Interest expense, net
Net interest expense increased $6,768 to $10,529 as compared to the prior year. The increase was primarily due to the Knicks and the Rangers revolving credit facilities, which were initially drawn on in March 2020, with subsequent additional drawings in November 2020.
Income taxes
Income tax benefit for the year ended June 30, 2021 of $73,421 differs from the income tax benefit derived from applying the statutory federal rate of 21% to pretax loss primarily due to a decrease in valuation allowance of $52,108 and state and local tax benefit of $7,331, partially offset by nondeductible officers’ compensation of $4,081. See Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Income tax expense for the year ended June 30, 2020 of $20,593 differs from the income tax benefit derived from applying the statutory federal rate of 21% to pretax loss primarily due to an increase in valuation allowance of $46,310, tax expense of $492 relating to noncontrolling interests, and tax expense of $762 relating to nondeductible expenses, partially offset by state and local tax benefit of $7,332.
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
The following is a reconciliation of operating loss to adjusted operating loss:

	Years Ended June 30,		Change
	2021	2020	Amount	Percentage
Operating loss	$(78,443)	$(93,866)	$15,423	16%
Deferred rent	28,305	—
Depreciation and amortization (a) (b)	5,574	17,540
Share-based compensation (a)	30,437	48,693
Restructuring charges	1,597	—
Other purchase accounting adjustments	—	167
Adjusted operating loss	$(12,530)	$(27,466)	$14,936	54%
________________
(a)For the period through the MSGE Distribution, depreciation and amortization and share-based compensation includes expenses that the Company does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations.
(b)Depreciation and amortization included purchase accounting adjustments of $1,059 and $1,070 for the years ended June 30, 2021 and 2020, respectively.
Adjusted operating loss for the year ended June 30, 2021 decreased $14,936, or 54%, to $12,530 as compared to the prior year. The decrease was primarily due to lower direct operating expenses, lower selling, general and administrative expenses and lower depreciation and amortization partially offset by lower revenues.

Liquidity and Capital Resources
Overview
Our operations and operating results have been, and continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors – Sports Business Risks - Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response”. In addition, see also Note 1 to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.
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
As of June 30, 2021, we had approximately $64,900 in Cash and cash equivalents. In addition, as of June 30, 2021, the Company’s deferred revenue obligations were approximately $146,300, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites. In addition, the Company’s deferred revenue obligations included $30,000 from the NBA, which the league provided to each team following the completion of the NBA’s $900,000 private placement in December 2020. As a general matter, deferred revenue obligations relating to tickets and suites will be addressed through games played and, to the extent necessary, through credits, make-goods and/or refunds, as applicable.
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
We believe we have sufficient liquidity, including approximately $64,900 in Cash and cash equivalents as of June 30, 2021, along with $245,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations, including with respect to the return or application of deferred revenue, over the next 12 months.
Financing Agreements and Stock Repurchases
2020 Knicks Revolving Credit Facility
On November 6, 2020, New York Knicks, LLC (“Knicks LLC”), a wholly owned subsidiary of the Company, entered into the 2020 Knicks Credit Agreement with a syndicate of lenders providing for the 2020 Knicks Revolving Credit Facility to fund working capital needs and for general corporate purposes. The 2020 Knicks Revolving Credit Facility increased borrowing capacity from $200,000 to $275,000. Amounts borrowed may be distributed to the Company except during an event of default.
The 2020 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2021, Knicks LLC was in compliance with this financial covenant.
The 2020 Knicks Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.50% to 0.75% per annum or (ii) LIBOR plus a margin ranging from 1.50% to 1.75% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.25% to 0.30% per annum in respect of the average daily unused commitments under the 2020 Knicks Revolving Credit Facility. The outstanding balance under the 2020 Knicks Revolving Credit Facility was $220,000 as of June 30, 2021.
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
2020 Knicks Holdings Revolving Credit Facility
On November 6, 2020, Knicks Holdings, LLC (“Knicks Holdings”), a wholly-owned subsidiary of the Company, entered into the 2020 Knicks Holdings Credit Agreement with a syndicate of lenders providing for the 2020 Knicks Holdings Revolving Credit Facility to fund working capital needs and for general corporate purposes. The 2020 Knicks Holdings Revolving Credit Facility provides for $75,000 of borrowing capacity.
The 2020 Knicks Holdings Revolving Credit Facility requires Knicks Holdings to comply with a debt service ratio of 1.1:1.0 over a trailing four quarter period. As of June 30, 2021, Knicks Holdings was in compliance with this financial covenant.
The 2020 Knicks Holdings Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Holdings Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Holdings Revolving Credit Facility bear interest at a floating rate, which at the option of Knicks Holdings may be either (i) a base rate plus a margin ranging from 1.00% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 2.00% to 2.25% per annum. Knicks Holdings is required to pay a commitment fee ranging from 0.375% to 0.50% per annum in respect of the average daily unused commitments under the 2020 Knicks Holdings Revolving Credit Facility. The 2020 Knicks Holdings Revolving Credit Facility is currently undrawn as of June 30, 2021.
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
2020 Rangers Revolving Credit Facility
On November 6, 2020, New York Rangers, LLC (“Rangers LLC”), a wholly-owned subsidiary of the Company, entered into the 2020 Rangers Credit Agreement with a syndicate of lenders providing for the 2020 Rangers Revolving Credit Facility to fund working capital needs and for general corporate purposes. The 2020 Rangers Revolving Credit Facility increased borrowing capacity from $150,000 to $250,000. Amounts borrowed may be distributed to the Company except during an event of default.
The 2020 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2021, Rangers LLC was in compliance with this financial covenant.

The 2020 Rangers Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.75% to 1.25% per annum or (ii) LIBOR plus a margin ranging from 1.75% to 2.25% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2020 Rangers Revolving Credit Facility. The outstanding balance under the 2020 Rangers Revolving Credit Facility was $135,000 as of June 30, 2021. During the year ended June 30, 2021, the Company made principal repayments of $25,000.
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
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC, and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of June 30, 2021.
See Note 13 and Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.

Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the years ended June 30, 2021 and 2020:

	Years Ended June 30,
	2021	2020
Net loss	$(15,897)	$(208,863)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	(36,744)	264,259
Subtotal	$(52,641)	$55,396
Changes in working capital assets and liabilities	17,315	(51,828)
Net cash provided by (used in) operating activities	$(35,326)	$3,568
Net cash used in investing activities	(466)	(514,863)
Net cash provided by (used in) financing activities	17,155	(520,588)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	4,655
Net decrease in cash, cash equivalents and restricted cash	$(18,637)	$(1,027,228)
Operating Activities
Net cash used in operating activities for the year ended June 30, 2021 was $35,326 as compared to net cash provided by operating activities in the prior year of $3,568. This was primarily due to the decrease in net loss adjusted for non-cash items partially offset by changes in certain assets and liabilities. Net cash provided by operating activities for the prior year was not adjusted to exclude net cash provided by discontinued operations.
Investing Activities
Net cash used in investing activities for the year ended June 30, 2021 decreased by $514,397 to $466 as compared to the prior year primarily driven by investing activities in discontinued operations in the prior year. Investing activities included in discontinued operations in the prior year primarily consisted of purchase of short-term investments and capital expenditures, of which substantially all are related to the MSG Entertainment planned MSG Spheres in Las Vegas and London, partially offset by proceeds from the maturity of short-term investments, a loan repayment received from a subordinated note, and proceeds received from the sale of interest in a nonconsolidated affiliate.
Financing Activities
Net cash provided by financing activities for the year ended June 30, 2021 was $17,155 as compared to net cash used in financing activities in the prior year of $520,588. This change is primarily due to the distribution of cash to MSG Entertainment in the prior year and proceeds received in the current year from the 2021 Rangers NHL Advance Agreement, partially offset by higher initial borrowings in the prior year compared to the additional borrowings in the current year under, the now, amended and extended 2020 Knicks Credit Agreement and 2020 Rangers Credit Agreement.

Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business as of June 30, 2021 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements (a)	$330,076	$116,937	$138,583	$66,217	$8,339
Contractual obligations reflected on the balance sheet:
Leases (b)	2,336,268	43,563	89,966	89,427	2,113,312
Long-term debt (c)	355,000	—	355,000	—	—
Contractual obligations (d)	111,751	70,557	27,554	5,392	8,248
	2,803,019	114,120	472,520	94,819	2,121,560
Total (e)	$3,133,095	$231,057	$611,103	$161,036	$2,129,899
_________________
(a)Contractual obligations not reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel that are to be performed in future periods and that are generally guaranteed regardless of employee injury or termination.
(b)Includes contractually obligated minimum license fees under the Arena License Agreement, which fees are characterized as lease payments for operating leases having an initial noncancelable term in excess of one year under GAAP. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2021.
(c)Consists of amounts drawn under the 2020 Knicks Revolving Credit Facility and 2020 Rangers Revolving Credit Facility. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
(d)Contractual obligations reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel that have been fully performed and that are being paid on a deferred basis.
(e)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. On March 11 and 12, 2020, respectively, the NBA and NHL suspended their 2019-20 seasons due to COVID-19. In July and August 2020, the NBA and NHL, respectively, resumed their seasons and the NHL and NBA subsequently completed their seasons in September and October 2020, respectively. As a result, during the first quarter of fiscal year 2021 the Company recognized certain revenues that otherwise would have typically been recognized during the third and fourth quarter of fiscal year 2020. In addition, due to the delayed start of the 2020-21 NBA and NHL seasons in December 2020 and January 2021, respectively, the Company recognized certain revenues during the third and fourth quarters of fiscal year 2021, that otherwise would have typically been recognized during the second and third quarters of fiscal year 2021.
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
Arrangements with Multiple Performance Obligations
The Company has contracts with customers, including multi-year sponsorship agreements, that contain multiple performance obligations. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include various advertising benefits such as, but not limited to, signage, digital advertising, and event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 29% of the Company’s consolidated total assets as of June 30, 2021 and consisted of the following:

Goodwill	$226,955
Indefinite-lived intangible assets	112,144
Amortizable intangible assets, net of accumulated amortization	1,695
Property and equipment, net	35,716
$376,510
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and for the year ended June 30, 2021, the Company had one reporting unit for goodwill impairment testing purposes.
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
As a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the macroeconomic industry and market conditions, resulted in the evaluation of whether there was a “triggering event”, which required the Company to assess the carrying value of its goodwill and intangible assets for impairment. Based on the assessment, management determined that it was not more likely than not that an impairment exists and there was no goodwill or intangible asset balance that was impaired as of June 30, 2021. However, the duration and impact of the COVID-19 pandemic may result in future impairment charges that management will evaluate as facts and circumstances evolve through time.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2021:

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
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding right of use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.
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
In addition, in connection with the MSGE Distribution we entered into long term leases with MSG Entertainment that end June 30, 2055 and allow the Knicks and the Rangers to continue to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. Absent COVID-19, the stated license fee for the first full contract year ending June 30, 2021 would have been approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.

The Garden was not available for use between April 17, 2020 and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and as a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements.
On December 16, 2020 and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their homes games at The Garden as part of their 2020-21 seasons. However, fans were initially prohibited from attending games due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, respectively. When games were played at The Garden by the Knicks and the Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable license fees to MSG Entertainment under the Arena License Agreements were substantially reduced.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021.
As a result of New York City regulations effective August 17, 2021, subject to certain exceptions, all guests 12 years of age or older and employees (other than players who are not residents of New York City) at indoor entertainment venues such as The Garden must show proof that they have received at least one dose of a COVID-19 vaccine. Guests under the age of 12 must wear masks, provide proof of a negative COVID test and are permitted to enter only when accompanied by a vaccinated parent or guardian.
The Knicks and the Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time from before and after the game. In evaluating the Company’s lease cost, the Company considered the timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line operating lease costs should be recorded by each team equally over the home game days as each takes place. In the event a team were to qualify for the playoffs in a given season, a prospective adjustment may be recorded to adjust for the additional use days within that season, while the total expense for the team’s season would remain the same.
As part of Arena License Agreements, we recognized license fees which are characterized as operating lease liabilities and a right of use assets. We measured the lease liabilities at the present value of the future lease payments as of April 17, 2020 and remeasured the lease liabilities during the period that The Garden was not available for use as discussed above. We use our incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. This rate is also used for the Sublease Agreement.
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
Estimation of the incremental borrowing rate requires judgment by management and reflects an assessment of credit standing to derive an implied secured credit rating and corresponding yield curve. Changes in management’s estimates of discount rate assumptions could result in a significant overstatement or understatement of right of use assets or lease liabilities, resulting in an adverse impact to MSG Sports’ financial position. See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our leases.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facilities.
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our credit facilities. As of June 30, 2021, we had a total of $355 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of June 30, 2021 and continuing for a full year would increase interest expense approximately $3.6 million.
In addition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results — Impact of COVID-19 on Our Business” for discussions of disruptions caused by COVID-19.

Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As previously reported on our Current Report on Form 8-K filed on November 24, 2020 (the “prior 8-K”), on November 18, 2020, we dismissed our former independent public accounting firm and appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ended June 30, 2021. For more information, please refer to the prior 8-K.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2021.
The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2021 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	53
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

10.7
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.8
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.9
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.10
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Restricted Stock Units Agreement (2018) (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on August 17, 2018). †

10.11
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Performance Restricted Stock Units Agreement (2018) (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on August 17, 2018). †

10.12
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Restricted Stock Units Agreement (2019) (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019). †

10.13
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Performance Restricted Stock Units Agreement (2019) (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019). †

10.14
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018). †

10.15
Employment Agreement dated as of March 31, 2020 between Madison Square Garden Sports Corp. and James L. Dolan  (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 31, 2020). †

10.16
Employment Agreement dated as of April 17, 2020 between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Alexander Shvartsman (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). †

10.17
Employment Agreement dated as of December 6, 2018, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Victoria M. Mink (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2018). †

10.18
Employment Agreement, dated December 18, 2020, between Madison Square Garden Sports Corp. and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2020). †

10.19
Employment Agreement dated as of March 31, 2020 between Madison Square Garden Sports Corp. and Andrew Lustgarten (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 31, 2020). †

10.20
Option Agreement, dated December 15, 2017, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Andrew Lustgarten (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017). †

EXHIBIT NO.	DESCRIPTION
10.21
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.22
Security Agreement, dated as of September 30, 2016, between New York Knicks, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2016).

10.23
Credit Agreement, dated as of November 6, 2020, by and among Knicks Holdings, LLC, JP Morgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.24
Security Agreement, dated as of November 6, 2020, between Knicks Holdings, LLC and JP Morgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.25
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.26
Amendment No. 2 dated as of March 19, 2021, to the Credit Agreement, dated as of January 25, 2017, by and among New York Rangers, LLC, the lenders party thereto and JPMorgan Chase Bank N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 6, 2021).

10.27
Security Agreement, dated as of January 25, 2017, between New York Rangers, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2017).

10.28
Contribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp., MSG Entertainment Group, LLC and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.29
Transition Services Agreement, dated as of March 31, 2020, between MSG Sports, LLC and MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.30
Tax Disaffiliation Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.31
Employee Matters Agreement, dated March 31, 2020, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.32
Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Knicks, LLC (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).**

10.33
Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).**

10.34
NBA Transaction Agreement, dated April 15, 2020, with the NBA and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.35
NHL Transaction Agreement, dated April 15, 2020, with the NHL and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.36
Time Sharing Agreement, dated April 15, 2020, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and MSG Sports, LLC (for the G450) (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.37
Time Sharing Agreement, dated April 15, 2020, between MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) and MSG Sports, LLC (for the G550) (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

EXHIBIT NO.	DESCRIPTION
10.38
Madison Square Garden Sports Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., MSG Networks Inc. and AMC Networks Inc., including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.39
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between Knicks Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). **

10.40
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between New York Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). **

16.1	Letter from KPMG LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
23.2	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Annual Report on Form 10-K for the year ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and Redeemable Noncontrolling Interests, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
_________________
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

MADISON SQUARE GARDEN SPORTS CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended June 30, 2021
Allowance for doubtful accounts	$(180)	$175	$—		$5		$—
Deferred tax valuation allowance	(48,133)	51,496	(3,363)	(a)	—		—
	$(48,313)	$51,671	$(3,363)		$5		$—

Year ended June 30, 2020
Allowance for doubtful accounts (b)	$(1,814)	$(7,170)	$—		$8,804	(c)	$(180)
Deferred tax valuation allowance (b)	(75,701)	(46,514)	—		74,082	(d)	(48,133)
	$(77,515)	$(53,684)	$—		$82,886		$(48,313)

Year ended June 30, 2019
Allowance for doubtful accounts	$(777)	$(1,426)	$—		$389		$(1,814)
Deferred tax valuation allowance	(88,246)	8,708	3,837		—		(75,701)
	$(89,023)	$7,282	$3,837		$389		$(77,515)
_________________
(a)Includes amounts related to return to provision adjustments.
(b)Includes amounts classified as discontinued operations on the consolidated balance sheet.
(c)Includes amounts reflected in discontinued operations of $8,769.
(d)The Company completely offset the taxable income of discontinued operations, including taxable income resulting from the acceleration of deferred revenue with NOLs.  The deferred tax assets for such NOLs had a full valuation allowance. Therefore, both the deferred tax asset and valuation allowance were reduced with no residual tax expense. The valuation allowance reduction relating to the NOL utilization was $68,000.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August 2021.

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

Name	Title	Date
/s/ ANDREW LUSTGARTEN	President and Chief Executive Officer (Principal Executive Officer)	August 19, 2021
Andrew Lustgarten
/s/ VICTORIA M. MINK	Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer	August 19, 2021
Victoria M. Mink
/s/ ALEXANDER SHVARTSMAN	Senior Vice President, Controller and Principal Accounting Officer	August 19, 2021
Alexander Shvartsman
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 19, 2021
James L. Dolan
/s/ CHARLES F. DOLAN	Director	August 19, 2021
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 19, 2021
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 19, 2021
Kristin A. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 19, 2021
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 19, 2021
Paul J. Dolan
/s/ RYAN T. DOLAN	Director	August 19, 2021
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 19, 2021
Thomas C. Dolan
/s/ JOSEPH M. COHEN	Director	August 19, 2021
Joseph M. Cohen
/s/ STEPHEN C. MILLS	Director	August 19, 2021
Stephen C. Mills
/s/ RICHARD D. PARSONS	Director	August 19, 2021
Richard D. Parsons
/s/ NELSON PELTZ	Director	August 19, 2021
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 19, 2021
Alan D. Schwartz
/s/ IVAN SEIDENBERG	Director	August 19, 2021
Ivan Seidenberg
/s/ BRIAN G. SWEENEY	Director	August 19, 2021
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 19, 2021
Vincent Tese
/s/ ANTHONY J. VINCIQUERRA	Director	August 19, 2021
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Madison Square Garden Sports Corp. and subsidiaries (the "Company") as of June 30, 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests, in the period ended June 30, 2021, and the related notes and the consolidated financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Related Party Transactions — Refer to Note 17 to the financial statements
Critical Audit Matter Description
The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group) is the majority beneficial owner of the Company, Madison Square Garden Entertainment Corp. (“MSG Entertainment”), MSG Networks Inc. (until merger with MSG Entertainment), and AMC Networks, Inc. In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities is a listed related party at June 30, 2021. The Company has entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, media rights, sales and service representation, team sponsorship allocation, and transition services, as well as certain shared executive support costs for the Company’s Executive Chairman, the Company’s Vice Chairman and the Company’s President and Chief Executive Officer.
We identified the evaluation of the Company’s identification of related parties and related party transactions as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification of related parties and related party transactions included the following, among others:
•We tested the operating effectiveness of certain internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions; the authorization and approval of transactions with related parties, the allocation of revenues and operating expenses among related parties, and the accounting for and disclosure of relationships and transactions with related parties in the financial statements;
•Inquired with executive officers including the Company’s internal legal counsel, key members of management, the Audit Committee of the Board of Directors and others within the Company regarding related party relationships and transactions;
•Read agreements and contracts with and between related parties and, in certain cases third parties, and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions;
•With the assistance of our data specialists, we analyzed the general ledger detail to identify potential additional transactions with related parties;
•Compared the Company’s reconciliation of applicable accounts to related parties’ records of transactions and balances;
•For new or amended revenue arrangements among related parties, evaluated the reasonableness of management’s allocation of the transaction price to each performance obligation identified in the arrangement;
•Received confirmations from related parties, and, in certain cases third parties, and compared responses to the Company’s records;
•Performed the following procedures to identify information related to potential additional transactions between the Company and related parties that may also include third parties:
◦Read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors;
◦Inspected annual compliance questionnaires completed by the Company’s directors and officers;
◦Read publicly available sources including the Company’s public filings and press releases as well as certain analyst and industry reports; and
◦Listened to or read transcripts of the Company’s quarterly earnings calls.

/s/ Deloitte & Touche LLP
New York, NY
August 19, 2021
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Madison Square Garden Sports Corp. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021 of the Company (the “financial statements”), and our report dated August 19, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Deloitte & Touche LLP
New York, NY
August 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Madison Square Garden Sports Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Madison Square Garden Sports Corp. and subsidiaries (the “Company”) as of June 30, 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests for each of the years in the two-year period ended June 30, 2020, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As described in Note 2 to the consolidated financial statements, effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases.
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

/s/ KPMG LLP

We have served as the Company’s auditor from 2015 to 2020.
New York, New York
August 28, 2020

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$64,902	$77,852
Restricted cash	7,134	12,821
Accounts receivable, net	74,197	7,403
Net related party receivables	6,420	135
Prepaid expenses	16,724	20,634
Other current assets	15,869	9,433
Total current assets	185,246	128,278
Property and equipment, net	35,716	39,597
Right-of-use lease assets	703,521	718,051
Amortizable intangible assets, net	1,695	2,754
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Deferred income tax assets, net	15,943	—
Other assets	28,719	6,019
Total assets	$1,309,939	$1,233,798

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2021	2020
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2,226	$2,301
Net related party payables	17,089	17,952
Debt	30,000	—
Accrued liabilities:
Employee related costs	90,269	71,451
Other accrued liabilities	55,718	33,071
Operating lease liabilities, current	41,951	39,131
Deferred revenue	131,025	126,348
Total current liabilities	368,278	290,254
Long-term debt	355,000	350,000
Operating lease liabilities, noncurrent	691,152	679,053
Defined benefit obligations	6,283	7,014
Other employee related costs	57,740	50,027
Deferred tax liabilities, net	—	57,721
Deferred revenue, noncurrent	31,603	2,014
Other liabilities	1,749	1,150
Total liabilities	1,511,805	1,437,233
Commitments and contingencies (see Note 12)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,587 and 19,466 shares outstanding as of June 30, 2021 and 2020, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2021 and 2020	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2021 and 2020	—	—
Additional paid-in capital	23,102	5,940
Treasury stock, at cost, 861 and 982 shares as of June 30, 2021 and 2020, respectively	(146,734)	(167,431)
Accumulated deficit	(78,898)	(43,605)
Accumulated other comprehensive loss	(2,027)	(2,139)
Total Madison Square Garden Sports Corp. stockholders’ equity	(204,308)	(206,986)
Nonredeemable noncontrolling interests	2,442	3,551
Total equity	(201,866)	(203,435)
Total liabilities and equity	$1,309,939	$1,233,798

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2021	2020	2019
Revenues (a)	$415,721	$603,319	$729,404

Operating expenses:
Direct operating expenses (b)	281,890	359,970	440,081
Selling, general and administrative expenses (c)	206,700	319,675	327,441
Depreciation and amortization	5,574	17,540	20,077
Operating loss	(78,443)	(93,866)	(58,195)
Other income (expense):
Interest income	32	700	1,191
Interest expense	(10,561)	(4,461)	(4,970)
Miscellaneous income (expense), net	(346)	(421)	1,333
	(10,875)	(4,182)	(2,446)
Loss from continuing operations before income taxes	(89,318)	(98,048)	(60,641)
Income tax benefit (expense)	73,421	(20,593)	12,619
Loss from continuing operations	(15,897)	(118,641)	(48,022)
Income (loss) from discontinued operations, net of taxes	—	(90,222)	44,905
Net loss	(15,897)	(208,863)	(3,117)
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(1,943)	(2,342)	(2,300)
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	(24,013)	(7,299)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	(120)	(4,945)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$(13,954)	$(182,388)	$11,427

Basic
Continuing operations	$(0.58)	$(4.86)	$(1.92)
Discontinued operations	—	(2.76)	2.40
Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.58)	$(7.62)	$0.48

Diluted
Continuing operations	$(0.58)	$(4.86)	$(1.91)
Discontinued operations	—	(2.76)	2.39
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.58)	$(7.62)	$0.48

Weighted-average number of common shares outstanding:
Basic	24,129	23,942	23,767
Diluted	24,129	23,942	23,900
_______________
(a)Include revenues from related parties of $147,029, $138,881 and $148,207 for the years ended June 30, 2021, 2020 and 2019, respectively.
(b)Include net charges to related parties of $46,995, $77 and $311 for the years ended June 30, 2021, 2020 and 2019, respectively.
(c)Include net charges from (to) related parties of $55,059, $3,380 and $(10,744) for the years ended June 30, 2021, 2020 and 2019, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2021		2020		2019
Net loss		$(15,897)		$(208,863)		$(3,117)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$(38)		$(321)		$(2,565)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	103		935		1,286
Amortization of net prior service credit included in net periodic benefit cost	—		—		(7)
Settlement loss	47	112	67	681	52	(1,234)
Cumulative translation adjustments		—		(4,809)		(4,341)
Other comprehensive income (loss), before income taxes		112		(4,128)		(5,575)
Income tax benefit (expense) related to items of other comprehensive income (loss)		—		—		—
Other comprehensive income (loss), net of income taxes		112		(4,128)		(5,575)
Comprehensive loss		(15,785)		(212,991)		(8,692)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from continuing operations		(1,943)		(2,342)		(2,300)
Less: Comprehensive loss attributable to redeemable noncontrolling interests from discontinued operations		—		(24,013)		(7,299)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from discontinued operations		—		(120)		(4,945)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders		$(13,842)		$(186,516)		$5,852

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(15,897)	$(208,863)	$(3,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,574	93,362	119,193
Impairment of intangibles, long-lived assets and goodwill	—	102,211	—
Share-based compensation expense	30,437	56,996	59,474
Loss (earnings) in equity method investments, net of income distributions	—	3,901	(6,312)
Provision for (benefit from) deferred income taxes	(73,664)	(8,033)	150
Purchase accounting adjustments associated with leases	—	4,621	4,240
Unrealized loss on equity investment with readily determinable fair value	—	3,562	3,496
Provision for (recovery of) doubtful accounts	(175)	7,170	1,426
Loss on extinguishment of debt including deferred financing costs	—	—	3,977
Other non-cash adjustments	1,084	469	(1,322)
Change in assets and liabilities:
Accounts receivable, net	(66,619)	(36,758)	2,734
Net related party receivables	(6,285)	(1,611)	(916)
Prepaid expenses and other assets	(22,062)	(60,774)	(26,080)
Accounts payable	(75)	(5,656)	(3,930)
Net related party payables	(863)	22,589	5,545
Accrued and other liabilities	49,192	(42,974)	23,716
Collections due to promoters	—	15,924	(22,301)
Deferred revenue	34,578	60,584	1,280
Operating lease right-of-use assets and lease liabilities	29,449	(3,152)	—
Net cash provided by (used in) operating activities	(35,326)	3,568	161,253
Cash flows from investing activities:
Capital expenditures	(466)	(362,475)	(188,834)
Proceeds from insurance recoveries	—	476	—
Payments for acquisition of assets	—	(1,000)	—
Purchase of short-term investments	—	(405,935)	(112,693)
Proceeds from maturity of short-term investments	—	176,661	—
Investments and loans to nonconsolidated affiliates	—	(75)	(52,707)
Proceeds from sales of nonconsolidated affiliates	—	18,000	125,750
Loan repayment received from subordinated debt	—	58,735	4,765
Cash received / (paid) for notes receivable	—	750	(9,176)
Net cash used in investing activities	(466)	(514,863)	(232,895)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2021	2020	2019
Cash flows from financing activities:
Cash distributed with MSG Entertainment	—	(827,076)	—
Taxes paid in lieu of shares issued for equity-based compensation	(13,891)	(26,777)	(19,525)
Proceeds from share issuance	808	—	—
Noncontrolling interest capital contributions	—	4,000	6,310
Distributions to noncontrolling interest holders	—	(535)	(2,186)
Loans from noncontrolling interest holders	—	—	606
Payment of contingent consideration	(200)	(200)	—
Proceeds from NHL advance	30,000	—	—
Proceeds from revolving credit facilities	30,000	350,000	—
Proceeds from loan facility	—	—	40,000
Proceeds from revolving credit facility	—	—	15,000
Repayment of revolving credit facility	(25,000)	(15,000)	—
Repayment on long-term debt	—	(5,000)	(109,312)
Payments for extinguishment of debt	—	—	(1,151)
Payments for financing costs	(4,562)	—	(1,488)
Net cash provided by (used in) financing activities	17,155	(520,588)	(71,746)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	4,655	4,669
Net decrease in cash, cash equivalents and restricted cash	(18,637)	(1,027,228)	(138,719)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	90,673	25,836	25,366
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	1,092,065	1,231,254
Cash, cash equivalents and restricted cash at beginning of period	90,673	1,117,901	1,256,620
Cash, cash equivalents and restricted cash from continuing operations, end of period	72,036	90,673	25,836
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—	1,092,065
Cash, cash equivalents and restricted cash at end of period	$72,036	$90,673	$1,117,901

Non-cash investing and financing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$—	$37,715	$—
Capital expenditures incurred but not yet paid	165	104,154	35,026
Tenant improvement paid by landlord	—	195	14,528
Share-based compensation capitalized in property and equipment	—	4,011	3,946
Acquisition of assets not yet paid	—	—	500

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$249	$2,817,873	$(223,662)	$(11,059)	$(46,918)	$2,536,483	$17,552	$2,554,035	$76,684
Adoption of ASU No. 2016-01	—	—	—	(5,570)	5,570	—	—	—	—
Adoption of ASC Topic 606	—	—	—	34,205	—	34,205	—	34,205	—
Net income (loss)	—	—	—	11,427	—	11,427	(7,245)	4,182	(7,299)
Other comprehensive loss	—	—	—	—	(5,575)	(5,575)	—	(5,575)	—
Comprehensive income (loss)	—	—	—	—	—	5,852	(7,245)	(1,393)	(7,299)
Share-based compensation	—	63,420	—	—	—	63,420	—	63,420	—
Tax withholding associated with shares issued for equity-based compensation	—	(19,525)	—	—	—	(19,525)	—	(19,525)	—
Common stock issued under stock incentive plans	—	(15,872)	15,872	—	—	—	—	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(428)	(428)	(1,758)
Noncontrolling interests from acquisitions	—	—	—	—	—	—	8,446	8,446	—
Contribution of joint venture interests	—	65	—	—	—	65	(65)	—	—
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627

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

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	$249	$5,940	$(167,431)	$(43,605)	$(2,139)	$(206,986)	$3,551	$(203,435)
Net loss	—	—	—	(13,954)	—	(13,954)	(1,943)	(15,897)
Other comprehensive income	—	—	—	—	112	112	—	112
Comprehensive loss	—	—	—	—	—	(13,842)	(1,943)	(15,785)
Share-based compensation	—	30,437	—	—	—	30,437	—	30,437
Tax withholding associated with shares issued for equity-based compensation	—	(11,023)	—	(2,868)	—	(13,891)	—	(13,891)
Common stock issued under stock incentive plans	—	(1,418)	20,697	(18,471)	—	808	—	808
Adjustments to noncontrolling interests	—	(834)	—	—	—	(834)	834	—
Balance as of June 30, 2021	$249	$23,102	$(146,734)	$(78,898)	$(2,027)	$(204,308)	$2,442	$(201,866)

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
The Company operates and reports financial information in one segment. The Company’s decision to organize as one operating segment and report in one segment is based upon its internal organizational structure; the manner in which its operations are managed; the criteria used by the Company’s Executive Chairman, its Chief Operating Decision Maker (“CODM”), to evaluate segment performance. The Company’s CODM reviews total company operating results to assess overall performance and allocate resources.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All the outstanding common stock of the Company was distributed to MSG Networks shareholders (the “MSGS Distribution”) on September 30, 2015 (the “MSGS Distribution Date”).
On April 17, 2020 (the “MSGE Distribution Date”), the Company distributed all of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) to its stockholders (the “MSGE Distribution”). MSG Entertainment owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) each holder of the Company’s Class B common stock received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Registrant’s Class B common stock held of record as of the close of business, New York City time, on the Record Date.
Reclassifications
The historical results of MSG Entertainment have been reflected in the accompanying statements of operations for the years ended June 30, 2020 and 2019 as discontinued operations. See Note 3 for more information. In addition, certain reclassifications have been made in order to conform to the current period’s presentation and relate to the separation of Deferred revenue, noncurrent, which was previously reported in Other liabilities in the consolidated balance sheet as of June 30, 2020.
Impact of COVID-19
On March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. At the time the seasons were suspended, the Knicks had 16 games remaining, including eight home games, and the Rangers had 12 games remaining, including five home games. On May 26, 2020, the NHL announced return-to-play plans for 24 teams which began August 1, 2020. The Rangers were among the teams that returned to play in a 24-team tournament. On June 4, 2020, the NBA announced plans to resume play on July 30, 2020 with 22 teams. The Knicks were not among the teams that returned to competition. As a result, during the first quarter of fiscal year 2021 the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Garden was not available for use between April 17, 2020 and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and as a result the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements.
On December 16, 2020 and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their homes games at The Garden as part of their 2020-21 seasons. However, fans were initially prohibited from attending games due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, respectively. When games were played at The Garden by the Knicks and Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable license fees paid to MSG Entertainment under the Arena License Agreements were substantially reduced.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021.
These disruptions have materially impacted the Company’s revenues and the Company has recognized materially less revenues, or in some cases no revenues, across a number of areas. Those areas include: ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales. In addition, the Knicks and the Rangers played fewer games during the 2020-21 regular seasons, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule. These compare to traditional 82-game regular season schedules for both the NBA and NHL.
During the fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced including (i) payments to MSG Entertainment under the Arena License Agreements, (ii) NBA league assessments and day-of-game expenses for the Knicks and Rangers games, and (iii) league revenue sharing and team personnel expense. These expense reductions did not fully offset revenue losses. Additionally, as the Knicks and Rangers returned to play in December 2020 and January 2021, respectively, and with fans having returned to The Garden in February 2021, certain costs increased, including day-of-game expenses and certain selling, general and administrative costs.
The Company believes, however, that it has sufficient liquidity, including $64,902 in Cash and cash equivalents as of June 30, 2021, along with $245,000 of additional available borrowing capacity under existing credit facilities, to fund its operations and repay its outstanding debt that becomes due over the next 12 months.
As a result of New York City regulations effective August 17, 2021, subject to certain exceptions, all guests 12 years of age or older and employees (other than players who are not residents of New York City) at indoor entertainment venues such as The Garden must show proof that they have received at least one dose of a COVID-19 vaccine. Guests under the age of 12 must wear masks, provide proof of a negative COVID test and are permitted to enter only when accompanied by a vaccinated parent or guardian.
At this time, the Company’s management is unable to predict if there will be any longer-term effects due to these COVID-related disruptions. The Company’s business is also particularly sensitive to discretionary business and consumer spending. COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on the Company’s business.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the years ended on June 30, 2021, 2020, and 2019 are referred to as “fiscal year 2021”, “fiscal year 2020”, and “fiscal year 2019”, respectively. The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. For consolidated subsidiaries where the Company’s ownership is less than 100%, the relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net income (loss) attributable to nonredeemable noncontrolling interests” and “Comprehensive income (loss) attributable to nonredeemable noncontrolling interests” on the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. All significant intracompany transactions and accounts within the Company’s consolidated financial statements have been eliminated.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Direct Operating Expenses
After the MSGE Distribution Date, Direct operating expenses include compensation expense for the Company’s professional sports teams’ players and certain other team personnel, as well as NBA luxury tax, if applicable, NBA and NHL revenue sharing (net of escrow) and league assessments for the Company, event costs related to the presentation and production of the Company’s sporting events and other operating expenses, including expenses related to the Arena License Agreements which require the Company to pay arena license fees to MSG Entertainment in exchange for the right to use The Garden for games of the Knicks and the Rangers for a 35-year term.
Player Costs and Other Team Personnel Transactions, NBA Luxury Tax, NBA and NHL Escrow System/Revenue Sharing, League Assessments, and Arena License Expenses
Player Costs and Other Team Personnel Transactions
Costs incurred to acquire player contracts, including signing bonuses, are deferred and amortized over the applicable NBA or NHL regular season on a straight-line basis over the fixed contract period of the respective player. The NBA and NHL seasons are typically from mid-October through mid-April and October through mid-April, respectively. Annual contractual player salaries are expensed over the applicable NBA, or NHL regular season typically on a straight-line basis. In certain player contracts the annual contractual salary amounts (including any applicable signing bonuses) may fluctuate such that expensing the salary for the entire fixed contract period on a straight-line basis over each regular season more appropriately reflects the economic benefit of the services provided.
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
The NBA and NHL each have collective bargaining agreements (each a “CBA”) with the respective league’s players association, to which the Company is subject. The NBA CBA expires after the 2023-24 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2022-23 season). The current NHL CBA is set to expire on September 15, 2026 (with the possibility of a one year extension in certain circumstances).
The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
NBA and NHL Escrow System/Revenue Sharing
The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues (net of certain direct expenses) as compensation (approximately 49% to 51%), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly the Company may pay its players a higher or lower percentage of the Knicks’ revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league’s aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.
For the 2020-21 season and the remainder of the CBA, the escrow system above was eliminated and a new “Ten-and-Spread” system was put in place. Under the Ten-and-Spread system, based upon league-wide revenues, aggregate player compensation will be reduced by up to 10% of each player’s salary. If, for a particular season, compensation reductions in excess of 10% are needed, the excess will be divided by three and recouped via reductions to players’ compensation over the same season, and the subsequent two seasons. The reduction of players’ salary for any one season is capped at 20% and carried over to the subsequent season as additional compensation reductions. Each team is entitled to receive an equal one-thirtieth share of the compensation reductions up to 10% and the excess above 10% is allocated in proportion to each team’s player payroll.
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
The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the escrow system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams in equal shares. The NHL CBA limits the amount of deductions to be withheld from player salaries each year. If annual excess deductions from player salaries are insufficient to limit league-wide player salaries to 50% of that season’s league-wide revenues, any shortfall will be carried forward to future seasons and remain due from the players to the league.
The NHL CBA provides for a revenue sharing plan which generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams. Under the NHL CBA, the pool is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
receipts for each home playoff game (although this provision was waived for the 2020-21 season); and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the plan.
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
As of June 30, 2021 and June 30, 2020, the Company had net revenue sharing liabilities, recorded within Other accrued liabilities, of $28,860 and $15,119, respectively. In addition, as of June 30, 2021, the Company had receivable balances related to escrow and player compensation recoveries of $36,525 and $10,700, recorded in Accounts receivable, net and Other assets, respectively. As of June 30, 2020, the Company had receivable balances of $0 related to escrow and player compensation recoveries.
League Assessments
As members of the NBA and NHL, the Knicks and the Rangers, respectively, are also subject to annual league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. The Company recognizes its teams’ estimated league assessments on a straight-line basis over the applicable NBA or NHL season.
Arena License Expenses
The Knicks and the Rangers play their home games at The Garden pursuant to the Arena License Agreements with MSG Entertainment, which owns and operates The Garden. The Arena License Agreements are viewed as a continuation of an existing pre-spin relationship where the Knicks and the Rangers used The Garden through an inter-company cost-sharing arrangement. Prior to the MSGE Distribution, the Company allocated certain costs and attributed direct costs to the MSG Sports business (See Note 3). Generally, the financial statements reflect the monthly payments made for the Arena License Agreements throughout the contract year in equal installments, and straight-line rent expense recorded by each team equally over the home game days as each takes place. In the event a team were to qualify for the playoffs in a given season, a prospective adjustment may be recorded to adjust for the additional use days within that season, while the total expense for the team’s season would remain the same. See Note 8 for more information on the accounting for leases.
Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs classified in selling, general and administrative expenses were $2,291, $3,064 and $4,381 for the years ended June 30, 2021, 2020 and 2019, respectively.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
awards with graded vesting conditions, the values of the awards are determined by valuing all vesting tranches in the aggregate as one award using an average expected term.
The Company determines its assumptions for option-pricing models in accordance with ASC Topic 718 and SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” based on the following:
•The expected term of stock options is estimated using the simplified method.
•The expected risk-free interest rate is based on the U.S. Treasury interest rate which term is consistent with the expected term of the stock options.
•The expected volatility is based on the historical volatility of the Company’s stock price.
In December 2007, the SEC staff issued SAB No. 110, “Certain Assumptions Used In Valuation Methods — Expected Term”. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in fiscal year 2019 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. See Note 15 for more information regarding the Company’s application of the simplified method for stock options the Company granted in fiscal year 2019.
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
Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts and cash required to be held under the Company’s revolving credit facilities. Cash is required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. That escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. See Note 13 for more information related to the Company’s revolving credit facilities. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected on the accompanying consolidated statement of cash flows in accordance with ASU No. 2016-18, Statement of Cash Flows (Topic 230), which is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated statements of cash flows.
Accounts Receivable
Accounts receivable is recorded net of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to reserve for expected credit losses. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, historical experience, as well as current and expected economic conditions and industry trends. The Company’s allowance for doubtful accounts was $0 and $180 as of June 30, 2021 and 2020, respectively.
Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets consist of property and equipment, right-of-use (“ROU”) assets, goodwill, indefinite-lived intangible assets and amortizable intangible assets.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
As a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the macroeconomic industry and market conditions, resulted in the evaluation of whether there was a

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
“triggering event” as of June 30, 2021. Based on the assessment, management determined that it was not more likely than not that an impairment exists and there was no goodwill or intangible asset balance that was impaired as of June 30, 2021. However, the duration and impact of the COVID-19 pandemic may result in additional future impairment charges that management will evaluate as facts and circumstances evolve through time.
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
Defined Benefit Pension Plans and Postretirement Benefit Plans
As more fully described in Note 14, prior to the MSGE Distribution the Company had both funded and unfunded defined benefit plans, as well as a contributory postretirement benefit plan, covering certain full-time employees and retirees. Currently, the Company has unfunded defined benefit plans. The expense recognized by the Company is determined using certain assumptions, including discount rates, among others, and prior to the MSGE Distribution, the expected long-term rate of return. The Company recognizes the benefit obligation of its defined benefit pension plans (other than multiemployer plans) as a liability in the consolidated balance sheets and recognizes changes in the benefit obligation in the year in which the changes occur through other comprehensive income (loss).
Fair Value Measurements
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
•Level I — Quoted prices for identical instruments in active markets.
•Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III — Instruments whose significant value drivers are unobservable.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. ASU No. 2016-13 replaces the incurred loss impairment methodology in U.S. GAAP with a methodology that requires the reflection of expected credit losses and also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which amends ASC Topic 326 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Instruments - Credit Losses, to provide clarification guidance in a number of areas, including: (i) expected recoveries for purchased financial assets with credit deterioration, (ii) transition relief for troubled debt restructuring, (iii) disclosures related to accrued interest receivables, and (iv) financial assets secured by collateral maintenance provisions. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which generally results in the earlier recognition of credit losses on financial instruments. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses and Leases, which includes amendments pursuant to SEC Staff Accounting Bulletin No. 119. The Company adopted this standard as of the beginning of fiscal year 2021 and the adoption did not have a material impact on its consolidated financial statements. The impact in future periods is not expected to be material.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The Company adopted this standard in the fourth quarter of fiscal year 2021 and the adoption did not have a material impact on its consolidated financial statements. See Note 14 for additional disclosures provided in connection with the adoption of this standard.
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
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 - Financial Instruments. This ASU provides narrow-scope amendments to help apply these recent standards. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have a material impact on its consolidated financial statements.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance as part of FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and the adoption did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. The new guidance is effective for the Company in the first quarter of fiscal year 2022. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Expenses related to the direct operations of MSG Entertainment, such as The Garden operating expenses related to the presentation and production of events and non-event related costs of operating the venue, are included in discontinued operations on the basis of an allocation of the direct usage of The Garden by the Company’s continuing and discontinued businesses. Unallocated costs of operational support functions that were provided on a centralized basis and not historically recorded at the business unit level by the Company, are also included in discontinued operations, based on a measure of direct usage. Direct usage was determined based on event specific variable expenses for MSG Entertainment events and otherwise on the basis of the proportion of combined revenues, headcount or other objective measures for expenses.
Indirect corporate and administrative costs, including amounts that were historically allocated to the MSG Entertainment business segment, do not qualify for discontinued operations presentation, and these costs are included in continuing operations for the periods prior to the Distribution. Various types of indirect corporate and administrative expenses that continue after the MSGE Distribution Date and are covered under the Transition Services Agreement, are included in continuing operations for the period after the MSGE Distribution. In addition, results from continuing operations, prior to the MSGE Distribution Date, include certain corporate overhead expenses that the Company did not incur in the period after the completion of the MSGE Distribution, and the Company does not expect to incur such expenses in future periods. Discontinued operations include all depreciation expense for MSG Entertainment’s venues and other operating assets. Depreciation expense on certain corporate property and equipment that was transferred to MSG Entertainment in connection with the MSGE Distribution, remained in continuing operations as it did not qualify for discontinued operations reporting.
The table below sets forth, for the periods presented, operating results of discontinued operations. Amounts presented below differ from historically reported results for the MSG Entertainment business segment due to reclassifications and adjustments made for purposes of discontinued operations.

	Years Ended June 30,
	2020	2019
Revenues	$669,096	$903,196
Direct operating expenses	408,413	557,680
Selling, general and administrative expenses	206,524	202,079
Depreciation and amortization	75,822	99,116
Impairment of intangibles, long-lived assets and goodwill	102,211	—
Operating income (loss)	(123,874)	44,321
Other income (expense):
Earnings (loss) in equity method investments	(3,901)	7,062
Interest income	16,754	29,014
Interest expense	(3,570)	(15,440)
Miscellaneous expense, net	(3,863)	(6,084)
Income (loss) from discontinued operations before income taxes	(118,454)	58,873
Income tax benefit (expense)	28,232	(13,968)
Net income (loss) from discontinued operations	(90,222)	44,905
Less: Net loss attributable to redeemable noncontrolling interests	(24,013)	(7,299)
Less: Net loss attributable to nonredeemable noncontrolling interests	(120)	(4,945)
Net income (loss) from discontinued operations attributable to Madison Square Garden Sports Corp.’s stockholders	$(66,089)	$57,149
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As permitted under ASU 2014-08, the Company has elected not to adjust the consolidated statements of cash flows for the years ended June 30, 2020 and 2019 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the periods presented, significant selected financial information related to MSG Entertainment included in the accompanied consolidated statements of cash flows:

	Years Ended June 30,
	2020	2019
Non-cash items included in net income (loss):
Depreciation and amortization	$75,822	$99,116
Impairment of intangibles, long-lived assets and goodwill	102,211	—
Share-based compensation expense	8,303	10,361

Cash flows from investing activities:
Capital expenditures	$346,488	$184,002

Non-cash investing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$37,715	$—
Capital expenditures incurred but not yet paid	104,137	31,928
Note 4. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the year ended June 30, 2021, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
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
In addition, the Company defers certain costs to fulfill the Company’s contracts with customers to the extent such costs relate directly to the contracts, are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contracts, and are expected to be recovered through revenue generated under the contracts. Contract fulfillment costs are expensed as the Company satisfies the related performance obligations.
Arrangements with Multiple Performance Obligations
The Company has contracts with customers, including multi-year sponsorship agreements, that contain multiple performance obligations. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include various advertising benefits such as, but not limited to, signage, digital advertising, event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
The timing of revenue recognition for each performance obligation is dependent upon the facts and circumstances surrounding the Company’s satisfaction of its respective performance obligation. The Company allocates the transaction price for such

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The Company’s professional sports teams derive event-related revenues principally from ticket sales which are recognized as the related games occur. The Company’s revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. Because suite and club licenses cover both the Knicks and the Rangers games and events that MSG Entertainment presents at The Garden, suite and club rental revenue is shared between us and MSG Entertainment under Arena License Agreements the Company entered into in connection with the MSGE Distribution. Pursuant to the Arena Licenses Agreements, the Knicks and the Rangers are entitled to 35% and 32.5%, respectively, of the revenues received by MSG Entertainment in connection with suite and club licenses. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s suite license performance obligations is measured as access to the suite is provided to the licensee for each event throughout the contractual term of the license. For the year ended June 30, 2020, due to the NBA and NHL suspending their season on March 11, and 12, 2020, respectively, suite license holders did not have access to their suites and therefore revenue recognition ceased at that time. For the year ending June 30, 2021, access to suites for Knicks and Rangers games was primarily sold by way of individual tickets, thus minimal suite license revenue was recognized.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company’s professional sports teams also derive revenue from the distribution of league-wide national and international television contracts and other league-wide revenue sources. The transaction price for each of these revenues is based upon the expected distribution values as communicated by the applicable league. The timing of revenue recognition is dependent on the nature of the underlying performance obligation, which is generally over time. Receipt of league-wide revenues generally occurs at the time of communication or according to a specified timeline. After suspending the 2019-20 seasons in March 2020 due to COVID-19, the NHL and NBA subsequently restarted their seasons, which were completed in September and October 2020, respectively. As a result, revenue for the year ended June 30, 2021 includes revenue for league distributions that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.
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
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements per FASB ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the years ended June 30, 2021, 2020 and 2019:

	Years Ended June 30,
	2021	2020	2019
Event-related (a)	$28,511	$235,605	$283,206
Media rights (b)	285,059	190,824	239,140
Sponsorship, signage and suite licenses	52,931	139,414	174,405
League distributions and other	49,220	37,476	32,653
Total revenues from contracts with customers	$415,721	$603,319	$729,404
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2021, 2020 and 2019.

	June 30,	June 30,	June 30,
	2021	2020	2019
Receivables from contracts with customers, net (a)	$30,834	$8,035	$15,550
Contract assets, current (b)	9,604	4,112	441
Deferred revenue, including non-current portion (c) (d)	162,628	128,362	112,511
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2021, 2020 and 2019 the Company’s receivables from contracts with customers above included $213, $632 and $8 respectively, related to various related parties. See Note 17 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and luxury tax payments.
(b)Contract assets, which are reported as Other current assets in the Company’s consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue with MSG Networks was $260, $0 and $0 as of June 30, 2021, 2020 and 2019, respectively.
(d)Revenue recognized for the year ended June 30, 2021 relating to the deferred revenue balance as of July 1, 2020 was $58,611. Revenue recognized for the year ended June 30, 2020 relating to the deferred revenue balance as of July 1, 2019 was $101,981.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2022	$77,841
Fiscal year ending June 30, 2023	57,094
Fiscal year ending June 30, 2024	48,072
Fiscal year ending June 30, 2025	32,865
Fiscal year ending June 30, 2026	25,476
Thereafter	31,412
$272,760

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

	Years Ended June 30,
	2021	2020	2019
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,129	23,942	23,767
Dilutive effect of shares issuable under share-based compensation plans	—	—	133
Weighted-average shares for diluted EPS	24,129	23,942	23,900
Weighted-average shares excluded from diluted earnings (loss) per share	315	583	368
Note 6. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to the Company’s sports teams for (i) waivers/contract termination costs, (ii) player trades and (iii) season-ending injuries (“Team Personnel Transactions”). Team Personnel Transactions amounted to $44,242, $33,690 and $53,134 for the years ended June 30, 2021, 2020 and 2019, respectively.
Note 7. Cash, Cash Equivalent and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	June 30, 2021	June 30, 2020	June 30, 2019	June 30, 2018
Captions on the consolidated balance sheets:
Cash and cash equivalents	$64,902	$77,852	$4,317	$1,095
Restricted cash (a)	7,134	12,821	21,519	24,271
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$72,036	$90,673	$25,836	$25,366
_________________
(a)See Note 2 for more information regarding the nature of restricted cash.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
In addition, in connection with the MSGE Distribution we entered into long term leases with MSG Entertainment that end June 30, 2055 and allow the Knicks and the Rangers to continue to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. Absent COVID-19, the stated license fee for the first full contract year ending June 30, 2021 would have been approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.
The Garden was not available for use between April 17, 2020 and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and as a result the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements. Through the period that The Garden not being available for use, the ROU assets and lease liabilities were remeasured utilizing the same discount rate as of April 17, 2020.
On December 16, 2020 and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their homes games at The Garden as part of their 2020-21 seasons. However, fans were initially prohibited from attending games due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, 2021, respectively. When games were played at The Garden by the Knicks and the Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable license fees to MSG Entertainment under the Arena License Agreements were substantially reduced.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021. As a result of the unique circumstances due to COVID-19 during the prior season, the Company agreed to make certain variable lease payments to MSG Entertainment associated with the Knicks playoff games during the 2021 NBA playoffs. Costs associated with such payments were considered variable lease costs for the year ended June 30, 2021.
The Knicks and the Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time from before and after the game. In evaluating the Company’s lease cost, the Company considered the timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line operating lease costs should be recorded by each team equally over the home game days as each takes place. In the event a team were to qualify for the playoffs in a given season, a prospective adjustment may be recorded to adjust for the additional use days within that season, while the total expense for the team’s season would remain the same.
As of June 30, 2021, the Company’s existing operating leases, which are recorded on the accompanying financial statements, have remaining lease terms ranging from 14 months to 34 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewal, if available under the lease options, is generally at the Company’s discretion

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2021 and 2020:

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2021	June 30, 2020
Right-of-use assets:
Operating leases	Right-of-use lease assets	$703,521	$718,051
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	41,951	39,131
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	691,152	679,053
Total lease liabilities		$733,103	$718,184
——————
(a)As of June 30, 2021, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $41,541 and $690,792, respectively, that are payable to MSG Entertainment. As of June 30, 2020, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $38,770 and $678,366, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the Company’s consolidated statement of operations for the year ended June 30, 2021 and 2020:

	Line Item in the Company’s Consolidated Statement of Operations	Year ended June 30, 2021	Year ended June 30, 2020
Operating lease cost	Direct operating expenses	$35,801	$341
Operating lease cost	Selling, general and administrative expenses	2,444	593
Short-term lease cost	Direct operating expenses	122	138
Variable lease cost (a)	Direct operating expenses	1,209	—
Total lease cost		$39,576	$1,072
——————
(a)As a result of the unique circumstances due to COVID-19 during the prior season, the Company agreed to make certain variable lease payments to MSG Entertainment associated with the Knicks playoff games during the 2021 NBA playoffs.
Supplemental Information
For the year ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $10,016 and $877, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of June 30, 2021 and 2020 was 33.7 years and 34.5 years, respectively. The weighted average discount rate was 7.13% as of June 30, 2021 and 2020, and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturities of operating lease liabilities as of June 30, 2021 are as follows:

Fiscal year ending June 30, 2022	$43,563
Fiscal year ending June 30, 2023	45,029
Fiscal year ending June 30, 2024	44,937
Fiscal year ending June 30, 2025	44,053
Fiscal year ending June 30, 2026	45,374
Thereafter	2,113,312
Total lease payments	2,336,268
Less imputed interest	(1,603,165)
Total lease liabilities	$733,103
Note 9. Property and Equipment
As of June 30, 2021 and 2020, property and equipment consisted of the following assets:

	June 30, 2021	June 30, 2020	Estimated Useful Lives
Land	$5,153	$5,153
Buildings	53,822	53,623	Up to	45 years
Equipment	18,239	18,086	1 year	to	20 years
Furniture and fixtures	291	377	4 years	to	10 years
Leasehold improvements	653	653	Shorter of term of lease or life of improvement
Construction in progress	231	66
	78,389	77,958
Less accumulated depreciation and amortization	(42,673)	(38,361)
	$35,716	$39,597
Depreciation and amortization expense on property and equipment for continuing operations was $4,515, $13,979 and $15,112 for the years ended June 30, 2021, 2020 and 2019, respectively, which includes depreciation expense on certain corporate property and equipment that was transferred to MSG Entertainment in connection with the MSGE Distribution, but which did not qualify for discontinued operations reporting.
Note 10. Goodwill and Intangible Assets
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date. The Company’s goodwill is $226,955 and $226,955 as of June 30, 2021 and 2020, respectively.
The Company’s indefinite-lived intangible assets as of June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Sports franchises	$111,064	$111,064
Photographic related rights	1,080	1,080
	$112,144	$112,144
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
As a result of operating disruptions due to COVID-19, the Company’s projected cash flows were directly impacted. This disruption along with the macroeconomic industry and market conditions, resulted in the evaluation of whether there was a “triggering event” which would require the Company to assess the carrying value of its goodwill and intangible assets for impairment. Based on the assessment, management determined that it was not more likely than not that an impairment exists and there was no goodwill or intangible asset balance that was impaired as of June 30, 2021.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company’s intangible assets subject to amortization are as follows:

June 30, 2021	Estimated Useful Lives			Gross	Accumulated Amortization	Net
Trade names			5 years	$2,300	$(1,802)	$498
Non-compete agreements			5 years	2,400	(1,880)	520
Other intangibles	3 years	to	9.75 years	1,200	(523)	677
				$5,900	$(4,205)	$1,695

June 30, 2020	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,342)	$958
Non-compete agreements	2,400	(1,400)	1,000
Other intangibles	1,200	(404)	796
	$5,900	$(3,146)	$2,754
Amortization expense for intangible assets was $1,059, $3,561, and $4,965 for the years ended June 30, 2021, 2020 and 2019, respectively.
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2022 through 2026 to be as follows:

Fiscal year ending June 30, 2022	$1,059
Fiscal year ending June 30, 2023	195
Fiscal year ending June 30, 2024	115
Fiscal year ending June 30, 2025	115
Fiscal year ending June 30, 2026	115
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	June 30,
		2021	2020
Assets:
Money market accounts	I	$33,820	$—
Time deposit	I	5,000	—
Total assets measured at fair value		$38,820	$—
Assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposit approximates fair value due to their short-term maturities.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	June 30, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$—	$—
Long-term debt (b)	$355,000	$355,000	$350,000	$350,000
_________________
(a)On March 25, 2021, the NHL advanced $30,000 to New York Rangers, LLC (“Rangers LLC”). The Company’s debt, current is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s debt, current is the same as its carrying amount as the advance bears interest at a variable rate indexed to current market conditions. See Note 13 for further details.
(b)The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s long-term debt is the same as its carrying amount as the facilities bear interest at a variable rate indexed to current market conditions. See Note 13 for more information.
Contingent Consideration Liabilities
In connection with the CLG acquisition on July 28, 2017, during the three years following the transaction (as defined in under the membership interest purchase agreement), the Company was required to make future payments for deferred and contingent consideration up to a total of $9,150 based upon the achievement of certain specified objectives. The Company recorded $6,586 as the initial fair value of deferred and contingent consideration liabilities as part of the preliminary purchase price allocation. The fair values of these deferred and contingent consideration liabilities were estimated using weighted probabilities of achievement for the possible objective and earn-out events and adjusted for a discount rate applicable to the deferred and potential cash payouts.
The following table provides a reconciliation of the deferred and contingent consideration liabilities in connection with the acquisition discussed above:

Balance as of June 30, 2020	$336
Contingent consideration payment	(200)
Change in fair value of contingent consideration (a)	(136)
Balance as of June 30, 2021	$—
_________________
(a)The change in fair value of contingent consideration was recorded within Selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 2021.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 12. Commitments and Contingencies
Contractual Obligations and Off Balance Sheet Arrangements
The Company has certain future cash payments required under contracts entered into by the Company in the normal course of business.
As of June 30, 2021, future cash payments required under contracts entered into by the Company in the normal course of business in excess of one year are as follows:

	Off-Balance Sheet Commitments(a)	Contractual Obligations reflected on the Balance Sheet(b)	Total(c)
Fiscal year ending June 30, 2022	$116,937	$70,557	$187,494
Fiscal year ending June 30, 2023	79,802	19,739	99,541
Fiscal year ending June 30, 2024	58,781	7,815	66,596
Fiscal year ending June 30, 2025	42,238	3,153	45,391
Fiscal year ending June 30, 2026	23,979	2,239	26,218
Thereafter	8,339	8,248	16,587
	$330,076	$111,751	$441,827
_________________
(a)Consist principally of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.
(b)Consist primarily of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel.
(c)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 for information on the future funding requirements under our pension obligations. In addition, see Note 8 for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2021.
See Note 13 for further details of the outstanding balances under the 2020 Knicks Revolving Credit Facility, the 2020 Rangers Revolving Credit Facility and the 2021 Rangers NHL Advance Agreement (as defined below).
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 13. Debt
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
All borrowings under the 2020 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
either (i) a base rate plus a margin ranging from 0.500% to 0.750% per annum or (ii) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.500% to 1.750% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2020 Knicks Revolving Credit Facility. The outstanding balance under the 2020 Knicks Revolving Credit Facility was $220,000 as of June 30, 2021 and was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2020 Knicks Revolving Credit Facility as of June 30, 2021 was 1.60%. During the year ended June 30, 2021, the Company made interest payments of $3,245.
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
The 2020 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2021, Knicks LLC was in compliance with this financial covenant.
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
Knicks Holdings Credit Facility
On November 6, 2020, Knicks Holdings, LLC, an indirect, wholly-owned subsidiary of the Company and the direct parent of Knicks LLC (“Knicks Holdings”), entered into a new credit agreement with a syndicate of lenders (the “2020 Knicks Holdings Credit Agreement”). The 2020 Knicks Holdings Credit Agreement provides for a revolving credit facility of up to $75,000 (the “2020 Knicks Holdings Revolving Credit Facility”) to fund working capital needs and for general corporate purposes.
The 2020 Knicks Holdings Revolving Credit Facility requires Knicks Holdings to comply with a debt service ratio of 1.1:1.0 over a trailing four quarter period. As of June 30, 2021, Knicks Holdings was in compliance with this financial covenant.
The 2020 Knicks Holdings Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Holdings Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Holdings Revolving Credit Facility bear interest at a floating rate, which at the option of Knicks Holdings may be either (i) a base rate plus a margin ranging from 1.000% to 1.250% per annum or (ii) LIBOR plus a margin ranging from 2.000% to 2.250% per annum. Knicks Holdings is required to pay a commitment fee ranging from 0.375% to 0.500% per annum in respect of the average daily unused commitments under the 2020 Knicks Holdings Revolving Credit Facility. There was no borrowing under the 2020 Knicks Holdings Revolving Credit Facility as of June 30, 2021.
All obligations under the 2020 Knicks Holdings Revolving Credit Facility are secured by debt service and distribution accounts maintained by Knicks Holdings, and includes a guarantee from MSG NYK Holdings, LLC, an indirect wholly-owned subsidiary of the Company and the direct parent of Knicks Holdings.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
All borrowings under the 2020 Rangers Revolving Credit Facility were subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Rangers Credit Agreement bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.750% to 1.250% per annum or (ii) LIBOR plus a margin ranging from 1.750% to 2.250% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2020 Rangers Revolving Credit Facility. The outstanding balance under the 2020 Rangers Revolving Credit Facility was $135,000 as of June 30, 2021 and was recorded as Long-term debt in the accompanying consolidated balance sheet. During the year ended June 30, 2021, the Company made principal repayments of $25,000. The interest rate on the 2020 Rangers Revolving Credit Facility as of June 30, 2021 was 2.10%. During the year ended June 30, 2021, the Company made interest payments of $3,075.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The 2020 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of June 30, 2021, Rangers LLC was in compliance with this financial covenant.
2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “2021 Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of June 30, 2021. During the year ended June 30, 2021, the Company made interest payments of $15.
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
On November 6, 2020, the Company terminated the DDTL Facilities in their entirety.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheet:

	June 30, 2021 (a)	June 30, 2020
Other current assets	$1,759	$675
Other assets	2,345	264
(a) In connection with the 2020 Knicks Revolving Credit Facility, 2020 Knicks Holdings Revolving Credit Facility and 2020 Rangers Revolving Credit Facility, the Company incurred $4,562 in deferred financing costs during the year ended June 30, 2021.
Note 14. Benefit Plans
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2021 and 2020, associated with the MSGE Pension Plans, MSGS Pension Plans and Postretirement Plan, based upon actuarial valuations as of those measurement dates.

	MSGE Pension Plans & MSGS Pension Plans		Postretirement Plan
	June 30,		June 30,
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of period	$10,057	$173,569	$—	$4,307
Service cost	—	75	—	44
Interest cost	145	4,285	—	86
Actuarial loss	38	895	—	805
Benefits paid	(312)	(5,315)	—	(1,025)
Plan settlements paid	(328)	(551)	—	—
Transfer due to the MSGE Distribution	—	(162,901)	—	(4,217)
Benefit obligation at end of period	9,600	10,057	—	—
Change in plan assets:
Fair value of plan assets at beginning of period	—	132,965	—	—
Actual return on plan assets	—	10,017	—	—
Employer contributions	—	7,811	—	—
Benefits paid	—	(5,315)	—	—
Plan settlements paid	—	(551)	—	—
Transfer due to the MSGE Distribution	—	(144,927)	—	—
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(9,600)	$(10,057)	$—	$—
The Actuarial loss of $38, included in the change in benefit obligation for pension benefits in the year ended June 30, 2021, is primarily the result of changes in the interest crediting rate and demographic experience as of June 30, 2021.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Amounts recognized in the consolidated balance sheets as of June 30, 2021 and 2020 consist of:

	June 30,
	2021	2020
Current liabilities (included in accrued employee related costs)	$(3,317)	$(3,043)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(6,283)	(7,014)
	$(9,600)	$(10,057)
Accumulated other comprehensive loss, before income tax, as of June 30, 2021 and 2020 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	June 30,
	2021	2020
Actuarial loss	$(2,027)	$(2,139)
	$(2,027)	$(2,139)
The following table presents components of net periodic benefit cost for the MSGE Pension Plans, MSGS Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the years ended June 30, 2021, 2020 and 2019. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2021	2020	2019	2021	2020	2019
Service cost	$—	$75	$91	$—	$44	$57
Interest cost	145	4,285	5,895	—	86	150
Expected return on plan assets	—	(4,240)	(3,133)	—	—	—
Recognized actuarial loss	103	930	1,281	—	5	5
Amortization of unrecognized prior service credit	—	—	—	—	—	(7)
Settlement loss recognized (a)	47	67	52	—	—	—
Other	—	—	—	—	—	(1,513)
Net periodic benefit cost	$295	$1,117	$4,186	$—	$135	$(1,308)
_________________
(a)For the years ended June 30, 2021, 2020 and 2019, lump-sum payments totaling $328, $551 and $343, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30, 2021, March 31, 2020, and June 30, 2019 for the years ended June 30, 2021, 2020 and 2019, respectively. Discount rates used for the projected benefit obligation and interest cost were 1.73% and 0.91% as of June 30, 2021, respectively, 3.21% and 2.55% as of June 30, 2020, respectively, and 3.75% and 3.18% as of June 30, 2019, respectively. Additionally, settlement charges of $47, $67 and $52 were recognized in Miscellaneous income (expense), net for the years ended June 30, 2021, 2020 and 2019, respectively.
Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2021	2020	2019	2021	2020	2019
Continuing Operations	$295	$395	$434	$—	$—	$—
Discontinued Operations	—	722	3,752	—	135	(1,308)
Total net periodic benefit cost (credit)	$295	$1,117	$4,186	$—	$135	$(1,308)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2021, 2020 and 2019 are as follows:

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2021	2020	2019	2021	2020	2019
Actuarial gain (loss), net	$(38)	$(321)	$(3,137)	$—	$—	$572
Recognized actuarial gain	103	930	1,281	—	5	5
Recognized prior service credit	—	—	—	—	—	(7)
Settlement loss recognized	47	67	52	—	—	—
Transfer due to the MSGE Distribution	—	37,049	—	—	749	—
Total recognized in other comprehensive income (loss)	$112	$37,725	$(1,804)	$—	$754	$570
Funded Status
As a result of the MSGE Distribution, effective the MSGE Distribution Date, the Company sponsors only unfunded non-contributory pension plans.
Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2021 and 2020 are as follows:

	June 30,
	2021	2020
Discount rate	2.35%	2.29%
Interest crediting rate	2.32%	1.37%
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2021, 2020 and 2019 are as follows:

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2021	2020	2019	2021	2020	2019
Discount rate - projected benefit obligation	2.35%	3.58%	4.19%	n/a	3.18%	4.06%
Discount rate - service cost	n/a	3.78%	4.25%	n/a	3.45%	4.25%
Discount rate - interest cost	1.84%	3.10%	3.90%	n/a	2.84%	3.67%
Expected long-term return on plan assets	n/a	5.52%	3.72%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	n/a	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2027	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2021 and 2020 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Plan Assets and Investment Policy
As discussed above, in connection with the MSGE Distribution, the Company only retained liabilities associated with unfunded and unqualified pension plans. Thus, the MSGS Pension Plans did not carry any investments as of June 30, 2021 and June 30, 2020.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the MSGS Pension Plans:

Fiscal year ending June 30, 2022	$3,319
Fiscal year ending June 30, 2023	527
Fiscal year ending June 30, 2024	505
Fiscal year ending June 30, 2025	540
Fiscal year ending June 30, 2026	519
Fiscal years ending June 30, 2027 – 2031	2,049
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
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations for the years ended June 30, 2021, 2020 and 2019 are as follows:

	Years Ended June 30,
	2021	2020	2019
Continuing Operations	$2,310	$4,674	$7,925
Discontinued Operations	—	1,411	2,712
Total Savings Plan Expenses	$2,310	$6,085	$10,637
For the years ended June 30, 2020 and 2019, expenses related to the Union Savings Plan included in the accompanying consolidated statements of operations were $526 and $521, respectively, and have been classified in the consolidated statements of operations as discontinued operations.
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
Multiemployer Defined Benefit Pension Plans
The multiemployer defined benefit pension plans to which the Company contributes generally provide for retirement and death benefits for eligible union-represented employees based on specific eligibility/participant requirements, vesting periods and benefit formulas. The risks to the Company of participating in these multiemployer defined benefit pension plans are different from single-employer defined benefit pension plans in the following aspects:
•Assets contributed to a multiemployer defined benefit pension plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to a multiemployer defined benefit pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
•If the Company chooses to stop participating in some of these multiemployer defined benefit pension plans, the Company may be required to pay those plans an amount based on the Company’s proportion of the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer defined benefit pension plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2021, 2020 and 2019, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2021 and 2020 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Sports
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2021	2020		2021	2020	2019	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players’ Pension Plan	832172122	001	Yellow	Yellow	Implemented	$3,526	$3,780	$3,217	No	6/2024 (with certain termination rights becoming effective 6/2023)
			as of	as of
			2/1/2020	2/1/2019
National Hockey League Players’ Retirement Benefit Plan	462555356	001	Green	Green	No	1,153	1,150	1,197	No	9/2026
			as of	as of
			4/30/2020	4/30/2019
All Other Multiemployer Defined Benefit Pension Plans						371	398	381
						$5,050	$5,328	$4,795
The Company was not listed as providing more than 5 percent of the total contributions in any Form 5500 for the years ended June 30, 2021, 2020 and 2019.
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $1,273, $1,200 and $1,066 for the years ended June 30, 2021, 2020 and 2019, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $3,526, $2,559 and $2,466 for the years ended June 30, 2021, 2020 and 2019, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 160 shares of the Company’s Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
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
Share-based compensation expense was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses. Share-based compensation expense recorded during the years ended June 30, 2021, 2020 and 2019 was $30,437, $48,693 and $49,113, respectively. There were no costs related to share-based compensation in continuing operations that were capitalized for the years ended June 30, 2021, 2020 and 2019.
As of June 30, 2021, there was $23,037 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years for unvested RSUs and PSUs.
Share-based compensation expense for discontinued operations during the years ended June 30, 2020 and 2019 was $8,303 and $10,361, respectively.
As a result of an agreement to settle an action (the “Settlement”) filed by a purported stockholder of the Company derivatively on behalf of the Company against certain directors of the Company who are members of the Dolan family and against the directors of the Company who were members of the Compensation Committee, Mr. Dolan voluntarily relinquished a one-time equity award granted by the Company in October 2018 pursuant to his 2018 employment agreement, and the related award agreements were canceled. The one-time equity award included: 32 target performance stock units and three grants of stock options to purchase an

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
aggregate of 449 shares of Class A Common Stock, which were to vest over a four-year period. The Settlement became effective October 8, 2020 and therefore, upon cancellation, the Company recorded previously unrecognized share-based compensation expense of approximately $7,400 related to this award during the year ended June 30, 2021.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company and MSG Entertainment employees, for the year ended June 30, 2021:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant (a)
	Nonperformance Based Vesting RSUs	PSUs and Performance Based Vesting RSUs
Unvested award balance as of June 30, 2020	275	327	$262.13
Granted	126	51	$162.81
Vested	(119)	(100)	$239.07
Forfeited	(18)	(58)	$274.14
Unvested award balance as of June 30, 2021	264	220	$234.39
_________________
(a)     Weighted-average fair value per share at date of grant does not reflect any adjustment associated with the MSGE Distribution. See above for a discussion of the treatment of RSUs and PSUs in connection with the MSGE Distribution.
The fair value of RSUs and PSUs that vested during the year ended June 30, 2021 was $36,099. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 88 of these RSUs and PSUs, with an aggregate value of $13,891, inclusive of $7,106 related to MSG Entertainment employees (who vested in the Company’s RSUs and PSUs), were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2021.
The fair value of RSUs and PSUs that vested during the years ended June 30, 2020 and 2019 was $60,282 and $51,350, respectively. The weighted-average fair value per share at grant date of RSUs and PSUs granted during the years ended June 30, 2020 and 2019 was $243.55 and $304.53, respectively.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the year ended June 30, 2021:

	Number of	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Time Vesting Options
Balance as of June 30, 2020	543	$225.79
Granted	—	$—
Cancelled	(449)	$242.51
Balance as of June 30, 2021	94	$145.78	6.46	$2,514
Exercisable as of June 30, 2021	94	$145.78	6.46	$2,514
_________________
(a)     Weighted-average exercise price per share does not reflect any adjustment associated with the MSGE Distribution. See above for a discussion of the treatment of options in connection with the MSGE Distribution.
During the year ended June 30, 2019, the Company granted 449 stock options that consisted of market priced stock options and premium priced stock options. The exercise prices of the premium priced stock options were set at a 10% and a 25% premium to the closing stock price at the date of grant. These stock options vest ratably over four years and are being expensed on a straight-

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
line basis over the vesting period. The maximum contractual term is 7.5 years. The Company calculated the fair value of the market priced options on the date of grant using the Black-Scholes option pricing model and the premium priced options using the Monte Carlo Simulation. The following are key assumptions used to calculate the weighted-average grant date fair value of the stock options:

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
During the year ended June 30, 2021, the Company did not engage in any share repurchase activities under its share repurchase program. As of June 30, 2021, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 17. Related Party Transactions
On July 9, 2021, MSG Networks merged with a subsidiary of MSG Entertainment and became a wholly-owned subsidiary of MSG Entertainment (the “MSGE-MSGN Merger”). Accordingly, agreements between the Company and MSG Networks are now effectively agreements with MSG Entertainment on a consolidated basis.
As of June 30, 2021, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.0% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment and AMC Networks Inc. (“AMC Networks”). Members of the Dolan family were the direct controlling stockholders of MSG Networks prior to the MSGE-MSGN Merger and indirectly control MSG Networks through MSGE’s ownership of MSG Networks.
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Entertainment and MSG Networks, as applicable:
•Arena License Agreements pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from the sales and catering services during Knicks and Rangers home games, (v) provides day of game services that were historically provided prior to the MSGE Distribution, and (vi) provides other general services within The Garden;
•Media rights agreements, that the Company and MSG Networks entered into in July 2015 with stated terms of 20 years, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;

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
•Transition Services Agreement (the “TSA”) pursuant to which the Company receives certain services from MSG Entertainment, such as information technology, accounts payable, payroll, human resources, and other corporate functions, as well as the executive support services, in exchange for service fees. Following the MSGE-MSGN Merger in July 2021, the TSA was amended to provide for the provision of certain legal services by the Company to MSG Entertainment, including its wholly-owned subsidiary, MSG Networks;
•A services agreement with MSG Networks, pursuant to which the Company provides certain legal services to MSG Networks (the “MSGN Services Agreement”). Following the MSGE-MSGN Merger in July 2021, the MSGN Services Agreement is expected to be terminated, and any services provided to MSG Networks are expected to be provided pursuant to the TSA;
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
In addition, the Company has shared certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with MSG Entertainment and MSG Networks; (ii) the Company’s Vice Chairman with AMC Networks, MSG Entertainment and MSG Networks; and (iii) the Company’s President and Chief Executive Officer with MSG Entertainment. Additionally, the Company, MSG Entertainment, MSG Networks and AMC Networks agreed on an allocation of the costs of certain personal aircraft and helicopter use by their shared executives. Following the MSGE-MSGN Merger, such costs will be reallocated between the Company, MSG Entertainment, and AMC Networks, as applicable, for the 2022 fiscal year.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company had various agreements with MSG Networks, including an advertising sales representation agreement and a services agreement (the “Prior MSGN Services Agreement”). Pursuant to the Prior MSGN Services Agreement, which was effective July 1, 2019, the Company provided certain services to MSG Networks, such as information technology, accounts payable, payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provided certain services to the Company, in exchange for service fees. Effective as of the MSGE Distribution, this agreement was between MSG Entertainment and MSG Networks. The Company separately entered into the MSGN Services Agreement. See “— Current Related Party Arrangements.”
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
Prior to September 2018, the Company had an arrangement with the Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, AMC Networks and MSG Networks providing for the sharing of certain expenses associated with executive office space which was available to James L. Dolan (the Executive Chairman and a director of the Company, the Executive Chairman, Chief Executive Officer and a director of MSG Entertainment, the Executive Chairman and a director of MSG Networks prior to the MSGE-MSGN Merger, and a director of AMC Networks), Charles F. Dolan (the father of James L. Dolan and the prior Executive Chairman and the current Chairman Emeritus and a director of AMC Networks and a director of the Company, MSG Entertainment and MSG Networks) prior to the MSGE-MSGN Merger, and the DFO.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2021, 2020 and 2019:

	Years Ended June 30,
	2021	2020	2019
Revenues	$147,029	$138,881	$148,207
Operating expenses (credits):
Corporate general and administrative credits, net — MSG Networks	$(875)	$(8,376)	$(10,362)
Corporate general and administrative expenses, net — MSG Entertainment	39,366	9,530	—
Costs associated with the Sponsorship sales and service representation agreements	16,016	2,486	—
Costs associated with the Arena License Agreements	46,974	—	—
Other operating expenses (credits), net	573	(337)	(693)
Revenues
Revenues from related parties primarily consist of local media rights recognized from the licensing of team-related programming to MSG Networks under the media rights agreements covering the Knicks and the Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets.
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
Corporate general and administrative credits, net — MSG Networks reflects charges from the Company to MSG Networks under the MSGN Services Agreement of $875 and $492 for the years ended June 30, 2021 and 2020, respectively. In addition it reflects charges from the Company to MSG Networks under the Prior MSGN Services Agreement of $7,982 and $10,467 for the years ended June 30, 2020 and 2019, net of general and administrative costs charged to the Company by MSG Networks, respectively.
Corporate general and administrative expenses, net — MSG Entertainment
Corporate general and administrative expenses, net — MSG Entertainment reflects net charges of $36,730 and $8,916 from MSG Entertainment pursuant to the TSA for certain business functions that were previously performed by internal resources for the years ended June 30, 2021 and 2020, respectively. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. In addition, Corporate general and administrative expenses, net — MSG Entertainment reflects rent expense of $2,636 and $593 associated with the lease of office space from MSG Entertainment for years ended June 30, 2021 and 2020, respectively. See Note 8 for more information regarding the lease of office space from MSG Entertainment.
Costs associated with the Sponsorship sales and service representation agreements
Pursuant to the Sponsorship sales and service representation agreements, MSG Entertainment charges the Company sales commission fees and sponsorship fulfillment costs, as well as costs of MSG Entertainment sales and service staff and overhead associated with the sales of sponsorship assets.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Costs associated with the Arena License Agreements
For the year ended June 30, 2021, costs associated with the Arena License Agreements include $36,629 recorded as operating lease cost. See Note 8 for more information regarding Arena License Agreements.
Other operating expenses (credits), net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Other operating expenses (credits), net includes net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Networks and AMC Networks. Following the MSGE Distribution, the Company no longer provides these services to MSG Networks. However, these charges are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution as they do not meet the criteria for inclusion in discontinued operations. In addition, Other operating expenses (credits), net includes fees paid by the Company to MSG Networks for insertion of virtual signage during Knicks home and away games during the 2021-21 season.
Discontinued operations
Related party transactions included in income (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations include the following (i) revenues from related parties of $13,106 and $16,199 for the years ended June 30, 2020 and 2019, respectively, (ii) operating expenses charged by related parties of $897 and $3,542 for the years ended June 30, 2020 and 2019, respectively, (iii) interest income from nonconsolidated affiliates of $3,105 for the year ended June 30, 2019, and (iv) equity in earnings (loss) of equity-method investments of $(3,739) and $7,062 for the years ended June 30, 2020 and 2019, respectively.
Note 18. Income Taxes
Income tax expense (benefit) attributable to continuing operations is comprised of the following components:

	Years Ended June 30,
	2021	2020	2019
Current expense (benefit):
Federal	$—	$(676)	$—
State and other	243	—	357
	243	(676)	357
Deferred expense (benefit):
Federal	(21,096)	13,871	(7,320)
State and other	(52,568)	7,398	(5,656)
	(73,664)	21,269	(12,976)
Income tax expense (benefit)	$(73,421)	$20,593	$(12,619)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2021	2020	2019
Federal tax benefit at statutory federal rate	$(18,757)	$(20,590)	$(12,734)
State income taxes, net of federal benefit	(7,331)	(7,332)	(2,873)
Change in the estimated applicable tax rate used to determine deferred taxes	(896)	391	(1,055)
Nondeductible disability insurance premiums expense	392	1,027	482
Federal tax credits	—	(1,480)	(1,900)
GAAP income of consolidated partnership attributable to non-controlling interests	408	492	483
Tax effect of indefinite-lived intangible amortization	—	204	204
Change in valuation allowance	(52,108)	46,310	—
Nondeductible officers’ compensation	4,081	4,287	8,521
Nondeductible expenses	862	762	596
Excess tax benefit related to shared based-payments awards	(72)	(3,478)	(4,555)
Other	—	—	212
Income tax expense (benefit)	$(73,421)	$20,593	$(12,619)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2021 and 2020 are as follows:

	June 30,
	2021	2020
Deferred tax asset:
Net operating loss carryforwards	$39,175	$44,935
Tax credit carryforwards	6,547	6,795
Accrued employee benefits	44,304	38,736
Accrued expenses	—	4,226
Restricted stock units and stock options	6,603	6,186
Arena deferred rent adjustment	9,134	—
Deferred revenue accelerated for tax purposes	21,069	—
Other	—	2,837
Total deferred tax assets	$126,832	$103,715
Less valuation allowance	—	(48,133)
Net deferred tax assets	$126,832	$55,582

Deferred tax liabilities:
Intangible and other assets	$(102,675)	$(101,202)
Prepaid expenses	(7,767)	(7,164)
Investments	—	(4,937)
Other	(447)	—
Total deferred tax liabilities	$(110,889)	$(113,303)

Net deferred tax asset (liability)	$15,943	$(57,721)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward (“NOL”) and its future deductible temporary differences. In the fourth quarter of the fiscal year ended June 30, 2020, due primarily to the uncertainty related to operating disruptions due to COVID-19, management concluded that it was more likely than not that the Company will not realize the benefit for a portion of its deferred tax assets and recorded a valuation allowance of $46,310. During the year ended June 30, 2021, the Company evaluated evidence to consider the reversal of the valuation allowance on its net deferred income tax assets and determined in the fourth quarter that there was sufficient positive evidence to conclude that it is more likely than not its deferred income tax assets are realizable. In determining the likelihood of future realization of the deferred income tax assets as of June 30, 2021, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. This included consideration of revised guidance from the State of New York, in late May and early June 2021, enabling the Knicks to play three playoff games at The Garden with no capacity restrictions with regard to vaccinated guests. This approach of a fully vaccinated audience continued in other arenas throughout the NBA and NHL playoffs and is expected to continue in the future. Primarily due to this development, management believes that it is more likely than not that the Company will realize its deferred tax assets and the valuation allowance was reversed in the fourth quarter of the fiscal year ended June 30, 2021. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The NOL as of June 30, 2021 is approximately $84,000, including $11,000 that will expire in 2036 and 2038. The remaining NOL is carried forward indefinitely.
The Company does not have any uncertain tax positions as of June 30, 2021 and 2020.
Prior to the MSGE Distribution, MSG Entertainment's collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the MSGE Distribution Date. The estimated amount of tax on the acceleration of such deferred revenue is approximately $56,000 and is the responsibility of the Company. MSG Entertainment will not reimburse the Company for such taxes. However, the Company completely offset the taxable income of discontinued operations, including taxable income resulting from the tax acceleration of deferred revenue with NOLs. The deferred tax assets for such NOLs had a full valuation allowance. Therefore, both the deferred tax asset and valuation allowance were reduced by $68,000 with no residual tax expense. In addition, during the quarter ended June 30, 2020 the Company recorded a valuation allowance increase of $46,310 that is included in tax expense attributable to continuing operations, which partially offsets the decrease recorded in discontinued operations.
As of June 30, 2019, the valuation allowance attributable to continuing operations equals the amount of historical valuation allowance in excess of the amount required for discontinued operations.
Prior to the MSGE Distribution, the Company and MSG Entertainment entered into a Tax Disaffiliation Agreement (“TDA”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits. Under the TDA, the Company will generally be responsible for all U.S. federal, state, local and other applicable income taxes of MSG Entertainment for any taxable period or portion of such period ending on or before the MSGE Distribution Date.
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
The federal and state statute of limitations are currently open for tax returns for years starting with 2018 and 2016, respectively.
Note 19. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in money market accounts and a time deposit. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following individual non-affiliated entities accounted for the following percentages of the Company’s consolidated receivable balances recorded in Accounts receivable, net and Other assets in the accompanying consolidated balance sheets:

	June 30,
	2021	2020
Entity A	35%	11%
Entity B	34%	55%
Entity C	16%	—%

The following individual non-affiliated entities accounted for the following percentages of the Company’s consolidated revenue balances:

	Years Ended June 30,
	2021	2020	2019
Entity 1	32%	13%	13%
Entity 2	12%	1%	3%
Revenues from MSG Networks amounted to $145,098, $138,173 and $148,178 for the years ended June 30, 2021, 2020 and 2019, which represent 35%, 23% and 20%, respectively, of the Company’s consolidated revenues (see Note 17).
As of June 30, 2021, approximately 105 full-time and part-time employees, which represent approximately 16% of the Company’s workforce, are subject to CBAs. There are no union employees subject to CBAs that expired as of June 30, 2021 and no union employees subject to CBAs that will expire by June 30, 2022 if they are not extended prior thereto.