Form 10-Q
period 2021-09-30
Madison Square Garden Sports Corp.
filed 2021-11-09
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 29, 2021:

Class A Common Stock par value $0.01 per share	—	19,688,624
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,610	$64,902
Restricted cash	6,668	7,134
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of September 30, 2021 and June 30, 2021, respectively	54,872	74,197
Net related party receivables	9,545	6,420
Prepaid expenses	48,528	16,724
Other current assets	12,728	15,869
Total current assets	165,951	185,246
Property and equipment, net of accumulated depreciation and amortization of $43,834 and $42,673 as of September 30, 2021 and June 30, 2021, respectively	34,734	35,716
Right-of-use lease assets	702,605	703,521
Amortizable intangible assets, net	1,430	1,695
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Deferred income tax assets, net	37,101	15,943
Other assets	47,016	28,719
Total assets	$1,327,936	$1,309,939

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	September 30, 2021	June 30, 2021
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,692	$2,226
Net related party payables	32,876	17,089
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	55,033	90,269
Other accrued liabilities	48,022	55,718
Operating lease liabilities, current	42,425	41,951
Deferred revenue	219,725	131,025
Total current liabilities	429,773	368,278
Long-term debt	355,000	355,000
Operating lease liabilities, noncurrent	681,007	691,152
Defined benefit obligations	6,251	6,283
Other employee related costs	54,842	57,740
Deferred revenue, noncurrent	31,497	31,603
Other liabilities	1,750	1,749
Total liabilities	1,560,120	1,511,805
Commitments and contingencies (see Note 10)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,689 and 19,587 shares outstanding as of September 30, 2021 and June 30, 2021, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2021 and June 30, 2021	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2021 and June 30, 2021	—	—
Additional paid-in capital	—	23,102
Treasury stock, at cost, 759 and 861 shares as of September 30, 2021 and June 30, 2021, respectively	(129,426)	(146,734)
Accumulated deficit	(103,235)	(78,898)
Accumulated other comprehensive loss	(2,005)	(2,027)
Total Madison Square Garden Sports Corp. stockholders’ equity	(234,417)	(204,308)
Nonredeemable noncontrolling interests	2,233	2,442
Total equity	(232,184)	(201,866)
Total liabilities and equity	$1,327,936	$1,309,939

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
Revenues (a)	$18,794	$57,038

Operating expenses:
Direct operating expenses (b)	8,578	39,786
Selling, general and administrative expenses (c)	43,728	42,996
Depreciation and amortization	1,426	1,660
Operating loss	(34,938)	(27,404)
Other income (expense):
Interest income	50	—
Interest expense	(3,103)	(1,989)
Miscellaneous expense, net	(63)	(120)
	(3,116)	(2,109)
Loss from operations before income taxes	(38,054)	(29,513)
Income tax benefit	21,169	498
Net loss	(16,885)	(29,015)
Less: Net loss attributable to nonredeemable noncontrolling interests	(480)	(598)
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(16,405)	$(28,417)

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.68)	$(1.18)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.68)	$(1.18)
Weighted-average number of common shares outstanding:
Basic	24,172	24,062
Diluted	24,172	24,062
_________________
(a)Includes revenues from related parties of $7,247 and $9,061 for the three months ended September 30, 2021 and 2020, respectively.
(b)Includes net charges from related parties of $2,158 and $614 for the three months ended September 30, 2021 and 2020, respectively.
(c)Includes net charges from related parties of $12,247 and $13,747 for the three months ended September 30, 2021 and 2020, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Net loss	$(16,885)	$(29,015)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	33	10
Other comprehensive income, before income taxes	33	10
Income tax expense related to items of other comprehensive income	(11)	—
Other comprehensive income, net of income taxes	22	10
Comprehensive loss	(16,863)	(29,005)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	(480)	(598)
Comprehensive loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(16,383)	$(28,407)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,885)	$(29,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,426	1,660
Benefits from deferred income taxes	(21,169)	(498)
Share-based compensation expense	4,851	6,345
Recovery of doubtful accounts	—	(175)
Other non-cash adjustments	437	127
Change in assets and liabilities:
Accounts receivable, net	19,325	(7,887)
Net related party receivables	(3,125)	(8,769)
Prepaid expenses and other assets	(47,275)	(32,679)
Accounts payable	(534)	(998)
Net related party payables	9,623	14,000
Accrued and other liabilities	(45,826)	(11,668)
Deferred revenue	88,597	11,663
Operating lease right-of-use assets and lease liabilities	(8,755)	409
Net cash used in operating activities	(19,310)	(57,485)
Cash flows from investing activities:
Capital expenditures	(181)	(80)
Other investing activities	(125)	—
Net cash used in investing activities	(306)	(80)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	(12,142)	(6,702)
Payment of contingent consideration	—	(200)
Net cash used in financing activities	(12,142)	(6,902)
Net decrease in cash, cash equivalents and restricted cash	(31,758)	(64,467)
Cash, cash equivalents and restricted cash at beginning of period	72,036	90,673
Cash, cash equivalents and restricted cash at end of period	$40,278	$26,206
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$41	$—

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2021
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2021	$249	$23,102	$(146,734)	$(78,898)	$(2,027)	$(204,308)	$2,442	$(201,866)
Net loss	—	—	—	(16,405)	—	(16,405)	(480)	(16,885)
Other comprehensive income	—	—	—	—	22	22	—	22
Comprehensive loss	—	—	—	—	—	(16,383)	(480)	(16,863)
Share-based compensation	—	4,851	—	—	—	4,851	—	4,851
Tax withholding associated with shares issued for equity-based compensation	—	(18,306)	—	—	—	(18,306)	—	(18,306)
Common stock issued under stock incentive plans	—	(9,376)	17,308	(7,932)	—	—	—	—
Adjustments to noncontrolling interests	—	(271)	—	—	—	(271)	271	—
Balance as of September 30, 2021	$249	$—	$(129,426)	$(103,235)	$(2,005)	$(234,417)	$2,233	$(232,184)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
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
Madison Square Garden Sports Corp. (together with its subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional sports franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League (“AHL”) and the Westchester Knicks of the NBA G League (“NBAGL”). These professional sports franchises are collectively referred to herein as the “sports teams.” In addition, the Company owns Knicks Gaming, an esports franchise that competes in the NBA 2K League, as well as a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. The Company also operates two professional sports team performance centers — the Madison Square Garden Training Center in Greenburgh, NY and the CLG Performance Center in Los Angeles, CA. CLG and Knicks Gaming are collectively referred to herein as the “esports teams,” and together with the sports teams, the “teams.”
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP“) and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (“fiscal year 2021”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. However, on March 11 and 12, 2020, the NBA and NHL, respectively, suspended their 2019-20 seasons due to COVID-19. In July and August 2020, the NBA and NHL, respectively, resumed their seasons. As a result, the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarter of fiscal year 2020 during the first quarter of fiscal year 2021.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Impact of COVID-19
COVID-19 disruptions have materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases no revenues, across a number of areas during the fiscal year ended June 30, 2021.
In March 2020, the NBA and NHL suspended their 2019-20 seasons due to COVID-19. As a result of the suspension of the 2019-20 NBA and NHL seasons and subsequent resumption of play in July and August 2020, respectively, during the first quarter of fiscal year 2021, the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.
In addition, the start of the 2020-21 NBA and NHL regular seasons were delayed and the Knicks and the Rangers played fewer games, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule. These compare to traditional 82-game regular season schedules for both the NBA and NHL.
In connection with the MSGE Distribution, we entered into the Arena License Agreements with MSG Entertainment. The Garden was not available for use between April 17, 2020 (the date of the MSGE Distribution) and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and was available at reduced capacity through May 2021. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden, and the Company continued to pay substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees to MSG Entertainment under the Arena License Agreements in their full contractual amounts.
These disruptions materially impacted the Company’s revenues across a number of areas, including, ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales.
During the fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced, including, in addition to the reduced payments to MSG Entertainment under the Arena License Agreements described above, (i) NBA league assessments and day-of-game expenses for Knicks and Rangers games, and (ii) league revenue sharing, net of escrow and team personnel expense. These expense reductions did not fully offset revenue losses.
As a result of New York City regulations effective August 17, 2021, indoor entertainment venues such as The Garden are now permitted to host guests at full capacity, subject to certain restrictions, including that, all guests 12 years of age and older and employees (other than players who are not residents of New York City and who do not play for a New York City-based team) must show proof that they have received at least one dose of a COVID-19 vaccine. Guests are also required to wear masks unless they show proof of full COVID-19 vaccination (i.e., at least 14 days have passed after their final vaccine dose). Children under age 12 can attend events with a vaccinated adult, but ages 2 to 11 need to wear a mask while inside our venues.
At this time, the Company’s management is unable to predict if there will be any longer-term effects due to these COVID-19 related disruptions. Fan attendance for the 2021-22 NBA and NHL seasons could be impacted by a resurgence in the COVID-19 pandemic such as the Delta variant, governmental and league restrictions on attendance of games at The Garden, reduced tourism, as well as general hesitancy among the public to return to pre-COVID-19 activity levels. The Company’s business is also particularly sensitive to discretionary business and consumer spending. COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on the Company’s business.

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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in Accounting Standards Codification (“ASC”) Topic 740 and includes methods of simplification to the existing guidance. The Company adopted this standard as of the beginning of fiscal year 2022, and the adoption did not have a material impact on its consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three months ended September 30, 2021 and 2020, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
Event-related (a)	$3,870	$—
Media rights (b)	6,586	50,189
Sponsorship, signage and suite licenses	3,170	2,950
League distributions and other	5,168	3,899
Total revenues from contracts with customers	$18,794	$57,038
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales.
(b)Consists of (i) local media rights fees, (ii) revenue from the distribution through league-wide national and international television contracts, and (iii) other local radio rights fees.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2021 and June 30, 2021.

	September 30,	June 30,
	2021	2021
Receivables from contracts with customers, net (a)	$19,673	$30,834
Contract assets, current (b)	5,825	9,604
Deferred revenue, including non-current portion (c), (d)	251,222	162,628
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the Company’s accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2021 and June 30, 2021, the Company’s receivables reported above included $97 and $213, respectively, related to various related parties associated with contracts with customers. See Note 15 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of September 30, 2021, the Company had receivable balances related to escrow and player compensation recoveries of $32,013 and $10,700, recorded in Accounts receivable, net and Other assets, respectively. As of June 30, 2021, the Company had receivable balances related to escrow and player compensation recoveries of $36,525 and $10,700, recorded in Accounts receivable, net and Other assets, respectively.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue related to local media rights was $32,458 and $260 as of September 30, 2021 and June 30, 2021, respectively. See Note 15 for further details on these related party arrangements.
(d)Revenue recognized for the three months ended September 30, 2021 relating to the deferred revenue balance as of June 30, 2021 was $3,097.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal Year 2022 (remainder)	$101,504
Fiscal Year 2023	75,984
Fiscal Year 2024	64,385
Fiscal Year 2025	40,505
Fiscal Year 2026	32,886
Thereafter	38,456
$353,720
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive.

	Three Months Ended
	September 30,
	2021	2020
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,172	24,062
Dilutive effect of shares issuable under share-based compensation plans	—	—
Weighted-average shares for diluted EPS	24,172	24,062
Weighted-average shares excluded from diluted earnings (loss) per share	196	654
Note 5. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include a net expense for transactions relating to the Company’s teams for waiver/contract termination costs and player trades (“Team personnel transactions”). Team personnel transactions expense was $727 and $10,873 for the three months ended September 30, 2021 and 2020, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2021	June 30, 2021	September 30, 2020	June 30, 2020
Captions on the consolidated balance sheets:
Cash and cash equivalents	$33,610	$64,902	$23,527	$77,852
Restricted cash (a)	6,668	7,134	2,679	12,821
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$40,278	$72,036	$26,206	$90,673
_________________
(a)Restricted cash as of June 30, 2020 primarily included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for more information). For all other periods, restricted cash relates to the Company’s revolving credit facilities (see Note 11 for more information).
Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) and the lease of CLG Performance Center. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the ASC Topic 842, Leases. See Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for more information regarding the Company’s accounting policies associated with its leases.
In connection with the MSGE Distribution, the Company entered into the Arena License Agreements with MSG Entertainment that end on June 30, 2055 and allow the Knicks and the Rangers to continue to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. Absent the reduced payments due to the government-mandated suspension of events at The Garden in response to COVID-19 described below, the stated license fee for the first full contract year ended June 30, 2021 would have been approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.
The Garden was not available for use between April 17, 2020 and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and as a result the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements.
During the three months ended September 30, 2021, the Company recognized operating lease costs associated with the Rangers Arena License Agreement with respect to games played at The Garden in September 2021. During the three months ended September 30, 2020, there were no events and thus no operating lease costs were recorded.
As of September 30, 2021, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 11 months to 34 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the ROU assets and lease liabilities recorded on the Company’s accompanying consolidated balance sheets as of September 30, 2021 and June 30, 2021:

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2021	June 30, 2021
Right-of-use assets:
Operating leases	Right-of-use lease assets	$702,605	$703,521
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$42,425	$41,951
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	681,007	691,152
Total lease liabilities		$723,432	$733,103
_________________
(a)As of September 30, 2021, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $42,017 and $680,745, respectively, that are payable to MSG Entertainment. As of June 30, 2021, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $41,541 and $690,792, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the Company’s accompanying consolidated statements of operations for the three months ended September 30, 2021 and 2020:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended September 30,
		2021	2020
Operating lease cost	Direct operating expenses	$1,407	$90
Operating lease cost	Selling, general and administrative expenses	611	611
Short-term lease cost	Direct operating expenses	36	24
Total lease cost		$2,054	$725
Supplemental Information
For the three months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $10,768 and $295, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of September 30, 2021 was 33.4 years. The weighted average discount rate was 7.13% as of September 30, 2021 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of September 30, 2021 are as follows:

Fiscal Year 2022 (remainder)	$32,790
Fiscal Year 2023	45,029
Fiscal Year 2024	44,937
Fiscal Year 2025	44,052
Fiscal Year 2026	45,374
Thereafter	2,113,312
Total lease payments	2,325,494
Less imputed interest	(1,602,062)
Total lease liabilities	$723,432

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2022, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of September 30, 2021 and June 30, 2021 is $226,955.
The Company’s indefinite-lived intangible assets as of September 30, 2021 and June 30, 2021 are as follows:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
During the first quarter of fiscal year 2022, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

September 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,917)	$383
Non-compete agreements	2,400	(2,000)	400
Other intangibles	1,200	(553)	647
	$5,900	$(4,470)	$1,430

June 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,802)	$498
Non-compete agreements	2,400	(1,880)	520
Other intangibles	1,200	(523)	677
	$5,900	$(4,205)	$1,695
For the three months ended September 30, 2021 and 2020, amortization expense of intangible assets was $265 and $265, respectively.
Note 9. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	September 30, 2021	June 30, 2021
Assets:
Money market account	I	$11,916	$33,820
Time deposit	I	1	5,000
Total assets measured at fair value		$11,917	$38,820
Assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market account and time deposit approximates fair value due to their short-term maturities.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$355,000	$355,000	$355,000	$355,000
_________________
(a)The Company’s debt, current is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s debt, current is the same as its carrying amount as the debt bears interest at current market conditions. See Note 11 for further details.
(b)The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s long-term debt is the same as its carrying amount as the debt bears interest at a variable rate indexed to current market conditions. See Note 11 for further details.
Note 10. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 7 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2021 other than activities in the ordinary course of business.
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
All borrowings under the 2020 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.500% to 0.750% per annum or (ii) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.500% to 1.750% per annum. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2020 Knicks Revolving Credit Facility. The outstanding balance under the 2020 Knicks Revolving Credit Facility was $220,000 as of September 30, 2021 and was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2020 Knicks Revolving Credit Facility as of September 30, 2021 was 1.59%. During the three months ended September 30, 2021 the Company made interest payments of $915.

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
The 2020 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2021, Knicks LLC was in compliance with this financial covenant.
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
The 2020 Knicks Holdings Revolving Credit Facility requires Knicks Holdings to comply with a debt service ratio of 1.1:1.0 over a trailing four quarter period. As of September 30, 2021, Knicks Holdings was in compliance with this financial covenant.
The 2020 Knicks Holdings Revolving Credit Facility will mature and any unused commitments thereunder will expire on November 6, 2023. All borrowings under the 2020 Knicks Holdings Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Knicks Holdings Revolving Credit Facility bear interest at a floating rate, which at the option of Knicks Holdings may be either (i) a base rate plus a margin ranging from 1.000% to 1.250% per annum or (ii) LIBOR plus a margin ranging from 2.000% to 2.250% per annum. Knicks Holdings is required to pay a commitment fee ranging from 0.375% to 0.500% per annum in respect of the average daily unused commitments under the 2020 Knicks Holdings Revolving Credit Facility. There was no borrowing under the 2020 Knicks Holdings Revolving Credit Facility as of September 30, 2021.
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
All borrowings under the 2020 Rangers Revolving Credit Facility were subject to the satisfaction of certain customary conditions. Borrowings under the 2020 Rangers Credit Agreement bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.750% to 1.250% per annum or (ii) LIBOR plus a margin ranging from 1.750% to 2.250% per annum. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2020 Rangers Revolving Credit Facility. The outstanding balance under the 2020 Rangers Revolving Credit Facility was $135,000 as of September 30, 2021 and was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2020 Rangers Revolving Credit Facility as of September 30, 2021 was 2.09%. During the three months ended September 30, 2021 the Company made interest payments of $738.
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
The 2020 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of 1.5:1.0 over a trailing four quarter period. As of September 30, 2021, Rangers LLC was in compliance with this financial covenant.
2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “2021 Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of September 30, 2021 and was recorded as Debt in the accompanying consolidated balance sheet. During the three months ended September 30, 2021 the Company made interest payments of $225.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheet:

	September 30, 2021	June 30, 2021
Other current assets	$1,759	$1,759
Other assets	1,905	2,345
Note 12. Benefit Plans
Defined Benefit Pension Plans
Prior to the MSGE Distribution, the Company sponsored various defined benefit pension plans and a contributory welfare plan. As of the MSGE Distribution Date, the Company and MSG Entertainment entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the MSGE Distribution with regard to historical liabilities under the Company’s former pension and postretirement plans. See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for more information with regard to the liabilities retained by the Company from certain plans, which were transferred to the MSG Sports, LLC Excess Cash Balance Plan and MSG Sports, LLC Excess Retirement Plan, which the Company established in connection with the MSGE Distribution and are collectively referred to the “MSGS Pension Plans.”
The following table presents components of net periodic benefit cost for the MSGS Pension Plans included in the accompanying consolidated statements of operations for the three months ended September 30, 2021 and 2020. Net periodic benefit cost is reported in Miscellaneous expense, net.

	Three Months Ended
	September 30,
	2021	2020
Interest cost	$31	$60
Recognized actuarial loss	33	10
Net periodic benefit cost	$64	$70
Defined Contribution Plans
Prior to the MSGE Distribution, the Company sponsored The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), which is a multiple employer plan and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). As a result of the MSGE Distribution, the Savings Plans were transferred to MSG Entertainment. However, MSG Sports employees continue to participate in the 401(k) Plan. In addition, pursuant to the Employee Matters Agreement the Company established the MSG Sports LLC Excess Savings Plan to provide non-qualified retirement benefits to eligible MSG Sports employees. See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for more information with regard to the liabilities retained by the Company.
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations for the three months ended September 30, 2021 and 2020 were $939 and $598, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 13. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense was recognized in the consolidated statements of operations as a component of selling, general and administrative expenses. Share-based compensation expense was $4,851 and $6,345 for the three months ended September 30, 2021 and 2020, respectively. There were no costs related to share-based compensation that were capitalized for the three months ended September 30, 2021 and 2020, respectively.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company and MSG Entertainment employees, for the three months ended September 30, 2021:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2021	264	220	$234.39
Granted	48	44	$158.01
Vested	(116)	(85)	$262.08
Unvested award balance, September 30, 2021	196	179	$201.10
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the MSGE Distribution.
The fair value of RSUs that vested during the three months ended September 30, 2021 was $36,380. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s and MSG Entertainment’s employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 101 of these RSUs, with an aggregate value of $18,306, inclusive of $6,164 related to MSG Entertainment employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2021.
The fair value of RSUs that vested during the three months ended September 30, 2020 was $32,779. The weighted-average fair value per share at grant date of RSUs granted during the three months ended September 30, 2020 was $242.62.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the three months ended September 30, 2021:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2021	94	$145.78
Granted	—	$—
Cancelled	—	$—
Balance as of September 30, 2021	94	$145.78	6.21	$3,769
Exercisable as of September 30, 2021	94	$145.78	6.21	$3,769

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
During the three months ended September 30, 2021 and 2020, the Company did not engage in any share repurchase activities under its share repurchase program. As of September 30, 2021, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
On July 9, 2021, MSG Networks merged with a subsidiary of MSG Entertainment and became a wholly-owned subsidiary of MSG Entertainment (the “MSGE-MSGN Merger”). Accordingly, agreements between the Company and MSG Networks are now effectively agreements with MSG Entertainment on a consolidated basis.
As of September 30, 2021, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.1% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment and AMC Networks Inc. (“AMC Networks”). Members of the Dolan family were the direct controlling stockholders of MSG Networks prior to the MSGE-MSGN Merger and indirectly control MSG Networks through MSG Entertainment’s ownership of MSG Networks.
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
•Transition Services Agreement (the “TSA”) pursuant to which the Company receives certain services from MSG Entertainment, such as information technology, accounts payable, payroll, human resources, and other corporate functions, as well as the executive support services, in exchange for service fees. As a result of the MSGE-MSGN Merger, the TSA is expected to be amended to provide for the provision of certain legal services by the Company to MSG Entertainment, including its wholly-owned subsidiary, MSG Networks;
•A services agreement with MSG Networks, pursuant to which the Company provides certain legal services to MSG Networks (the “MSGN Services Agreement”). As a result of the MSGE-MSGN Merger, the MSGN Services Agreement is expected to be terminated, and any services provided to MSG Networks are expected to be provided pursuant to the TSA;
•Sublease agreement, pursuant to which the Company leases office space from MSG Entertainment;

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
•Aircraft sharing agreements pursuant to which MSG Entertainment has agreed from time to time to make its aircraft and aircraft it leases from other related parties available to the Company for lease on a “time sharing” basis;
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
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with MSG Entertainment; (ii) the Company’s Vice Chairman with AMC Networks and MSG Entertainment; and (iii) the Company’s President and Chief Executive Officer with MSG Entertainment. Additionally, the Company, MSG Entertainment, and AMC Networks allocate the costs of certain personal aircraft and helicopter use by their shared executives.
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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Revenues	$7,247	$9,061
Operating expenses:
Corporate general and administrative expenses, net	$9,599	$11,643
Costs associated with the Sponsorship sales and service representation agreements	2,733	2,358
Costs associated with the Arena License Agreements	1,960	—
Other operating expenses, net	113	360
Revenues
Revenues from related parties primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets.
Corporate general and administrative expenses, net
Corporate general and administrative expenses, net reflects net charges of $8,884 and $11,036 from MSG Entertainment pursuant to the TSA for certain business functions that were previously performed by internal resources for the three months ended September 30, 2021 and 2020, respectively. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. In addition, Corporate general and administrative expenses, net reflects rent expense of $715 and $695 associated with the lease of office space from MSG Entertainment for the three months

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

ended September 30, 2021 and 2020, respectively. See Note 7 for more information regarding the lease of office space from MSG Entertainment. Corporate general and administrative expenses, net for the three months ended September 30, 2020 also reflects charges from the Company to MSG Networks for the period prior to the MSGE-MSGN Merger under the MSGN Services Agreement.
Costs associated with the Sponsorship sales and service representation agreements
Pursuant to the Sponsorship sales and service representation agreements, MSG Entertainment charges the Company sales commission fees and sponsorship fulfillment costs, as well as costs of MSG Entertainment sales and service staff and overhead associated with the sales of sponsorship assets.
Costs associated with the Arena License Agreements
For the three months ended September 30, 2021, costs associated with the Arena License Agreements include $1,311 recorded as operating lease cost. See Note 7 for more information regarding Arena License Agreements.
Other operating expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Other operating expenses, net primarily includes net charges relating to time sharing agreements with MSG Entertainment.
Note 16. Income Taxes
Income tax benefit for the three months ended September 30, 2021 of $21,169 reflects an effective tax rate of 56%. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes and nondeductible officers’ compensation and disability insurance premiums expense. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the three months ended September 30, 2020 of $498 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $7,621 related to an increase in the valuation allowance and tax expense of $861 from nondeductible officers’ compensation, partially offset by state income tax benefit of $2,834 .
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
•the duration and severity of the COVID-19 pandemic and our ability to effectively manage the impacts, including the availability of The Garden with no or limited fans, league decisions regarding play and other matters, the cancellation of games, the impact of restrictions imposed by New York State, New York City, or otherwise, reduced tourism, and general hesitancy among the public to return to pre-COVID-19 activity levels;
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
•the performance by MSG Entertainment and its subsidiaries of its obligations under various agreements with the Company related to the MSGE Distribution and ongoing commercial arrangements; and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports,” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
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
Factors Affecting Results of Operations
Impact of COVID-19 on Our Business
COVID-19 disruptions have materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases no revenues, across a number of areas during the fiscal year ended June 30, 2021.
In March 2020, the NBA and NHL suspended their 2019-20 seasons due to COVID-19. As a result of the suspension of the 2019-20 NBA and NHL seasons and subsequent resumption of play in July and August 2020, respectively, during the first quarter of fiscal year 2021, the Company recognized certain revenues that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.
In addition, the start of the 2020-21 NBA and NHL regular seasons were delayed and the Knicks and the Rangers played fewer games, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule. These compare to traditional 82-game regular season schedules for both the NBA and NHL.
In connection with the MSGE Distribution, we entered into the Arena License Agreements with MSG Entertainment. The Garden was not available for use between April 17, 2020 (the date of the MSGE Distribution) and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and was available at reduced capacity through May 2021. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden, and the Company continued to pay substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees to MSG Entertainment under the Arena License Agreements in their full contractual amounts.
These disruptions materially impacted the Company’s revenues across a number of areas, including, ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; and food, beverage and merchandise sales.
During the fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced, including, in addition to the reduced payments to MSG Entertainment under the Arena License Agreements described above, (i) NBA league assessments and day-of-game expenses for Knicks and Rangers games, and (ii) league revenue sharing, net of escrow and team personnel expense. These expense reductions did not fully offset revenue losses.
As a result of New York City regulations effective August 17, 2021, indoor entertainment venues such as The Garden are now permitted to host guests at full capacity, subject to certain restrictions, including that, all guests 12 years of age and older and employees (other than players who are not residents of New York City and who do not play for a New York City-based team) must show proof that they have received at least one dose of a COVID-19 vaccine. Guests are also required to wear masks unless they show proof of full COVID-19 vaccination (i.e., at least 14 days have passed after their final vaccine dose). Children under age 12 can attend events with a vaccinated adult, but ages 2 to 11 need to wear a mask while inside our venues.

At this time, the Company’s management is unable to predict if there will be any longer-term effects due to these COVID-19 related disruptions. Fan attendance for the 2021-22 NBA and NHL seasons could be impacted by a resurgence in the COVID-19 pandemic such as the Delta variant, governmental and league restrictions on attendance of games at The Garden, reduced tourism, as well as general hesitancy among the public to return to pre-COVID-19 activity levels. The Company’s business is also particularly sensitive to discretionary business and consumer spending. COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on the Company’s business.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and (iii) certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2022. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the three months ended September 30, 2021 versus the three months ended September 30, 2020
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change (a)
	2021	2020	$	%
Revenues	$18,794	$57,038	$(38,244)	(67)%
Direct operating expenses	8,578	39,786	(31,208)	(78)%
Selling, general and administrative expenses	43,728	42,996	732	2%
Depreciation and amortization	1,426	1,660	(234)	(14)%
Operating loss	(34,938)	(27,404)	(7,534)	(27)%
Other expense:
Interest expense, net	(3,053)	(1,989)	(1,064)	(53)%
Miscellaneous expense, net	(63)	(120)	57	48%
Loss from operations before income taxes	(38,054)	(29,513)	(8,541)	(29)%
Income tax benefit	21,169	498	20,671	NM
Net loss	(16,885)	(29,015)	12,130	42%
Less: Net loss attributable to nonredeemable noncontrolling interests	(480)	(598)	118	20%
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(16,405)	$(28,417)	$12,012	42%
_________________
(a)Operating results in the prior year period were materially impacted by the COVID-19 pandemic. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.
Revenues
Revenues decreased $38,244, or 67%, to $18,794 for the three months ended September 30, 2021 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in revenues from league distributions	$(41,215)
Decrease in local media rights fees	(1,764)
Increase in pre/regular season ticket-related revenues	3,682
Other net increases	1,053
$(38,244)
The decrease in revenues from league distributions for the three months ended September 30, 2021 was primarily due to the recognition of the remainder of national media rights fees related to the 2019-20 NBA and NHL seasons during the three months ended September 30, 2020 that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020. After suspending the 2019-20 seasons in March 2020 due to the COVID-19 pandemic, the NHL and NBA subsequently restarted their seasons which were completed in September and October 2020, respectively.
The decrease in local media rights fees for the three months ended September 30, 2021 was due to the recognition of local media rights fees in the prior year period associated with the Rangers’ participation in the Stanley Cup Qualifiers. This decrease was partially offset by contractual rate increases.
The increase in pre/regular season ticket-related revenues for the three months ended September 30, 2021 was due to two Rangers’ preseason home games played during the current year period as compared to no games played during the prior year period as a result of the delayed start of the 2020-21 NHL season.

Direct operating expenses
Direct operating expenses decreased $31,208, or 78%, to $8,578 for the three months ended September 30, 2021 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in team personnel compensation	$(13,462)
Decrease in net provisions for certain team personnel transactions	(10,146)
Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	(8,881)
Inclusion of operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	1,311
Other net decreases	(30)
$(31,208)
The decrease in team personnel compensation was primarily due to the recognition of player compensation expense during the prior year period that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 as a result of the NBA completing the 2019-20 season in October 2020.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended
	September 30,
	2021	2020	Decrease
Waivers/contract terminations	$727	$8,373	$(7,646)
Player trades	—	2,500	(2,500)
Net provisions for certain team personnel transactions	$727	$10,873	$(10,146)
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended
	September 30,
	2021	2020	Decrease
Net provisions for league revenue sharing expense (net of escrow) and NBA luxury tax	$1,456	$10,337	$(8,881)
The decrease in net provisions for league revenue sharing expense (net of escrow) and NBA luxury tax for the three months ended September 30, 2021 was primarily due to adjustments to revenue sharing expense for the 2019-20 NBA and NHL seasons in the prior year period. Based on the completion of the 2019-20 NBA and NHL seasons during the three months ended September 30, 2020, the Company recognized a portion of revenue sharing expense (net of escrow) related to those seasons during that period that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020. This decrease is partially offset by adjustments to revenue sharing expense for the 2020-21 NBA and NHL seasons during the three months ended September 30, 2021.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2021 increased $732, or 2%, to $43,728 as compared to the prior year period.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2021 decreased $234, or 14%, to $1,426 as compared to the prior year period.
Operating loss
Operating loss for the three months ended September 30, 2021 increased $7,534, or 27%, to $34,938 as compared to the prior year period primarily due to a decrease in revenues, partially offset by lower direct operating expenses.
Interest expense, net
Net interest expense for the three months ended September 30, 2021 increased $1,064, or 53%, to $3,053 as compared to the prior year period primarily due to interest expense associated with the Knicks and the Rangers revolving credit facilities. During the second quarter of fiscal year 2021, the Company amended and restated the Knicks and the Rangers credit agreements and as a result incurred additional financing costs that are being amortized over the term of the revolving credit facilities.

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
The following are the reconciliations of operating loss to adjusted operating loss for the three months ended September 30, 2021 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Operating loss	$(34,938)	$(27,404)	$(7,534)	(27)%
Deferred rent	529	—
Depreciation and amortization	1,426	1,660
Share-based compensation	4,851	6,345
Restructuring charges	—	1,644
Adjusted operating loss	$(28,132)	$(17,755)	$(10,377)	(58)%
Adjusted operating loss for the three months ended September 30, 2021 increased $10,377, or 58%, to $28,132 as compared to the prior year period primarily due to a decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses, partially offset by lower direct operating expenses.
Liquidity and Capital Resources
Overview
Our operations and operating results have been, and may continue to be, materially impacted by the COVID-19 pandemic and government and league actions taken in response. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors — Sports Business Risks — Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. In addition, see also Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further information.

Our primary sources of liquidity are cash and cash equivalents and available borrowing capacity under our credit facilities as well as cash flow from our operations. On November 6, 2020, the Company amended and extended the 2016 Knicks Credit Agreement and the 2017 Rangers Credit Agreement, and entered into the 2020 Knicks Holdings Credit Agreement (together with the 2020 Knicks Credit Agreement and the 2020 Rangers Credit Agreement, the “New Financing”), which provide for additional liquidity. In addition, the NHL advanced the Company $30,000, which the league made available to each team following the completion of the NHL’s approximately $1,000,000 private placement in January 2021 (the “2021 Rangers NHL Advance Agreement”). See Note 11 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2020 Knicks Credit Agreement, 2020 Knicks Holdings Credit Agreement, 2020 Rangers Credit Agreement and 2021 Rangers NHL Advance Agreement.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, and potential repurchases of shares of the Company’s Class A Common Stock.
As of September 30, 2021, we had approximately $33,600 in Cash and cash equivalents. In addition, as of September 30, 2021, the Company’s deferred revenue obligations were approximately $231,507, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets, suites and local media rights. In addition, the Company's deferred revenue obligations included $30,000 from the NBA, which the league provided to each team following the completion of the NBA’s $900,000 private placement in December 2020.
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
We believe we have sufficient liquidity, including approximately $33,600 in Cash and cash equivalents as of September 30, 2021, along with $245,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations, including with respect to the return or application of deferred revenue over the next 12 months.
Financing Agreements and Stock Repurchases
See Note 11 and Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2021 other than activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Net loss	$(16,885)	$(29,015)
Adjustments to reconcile net loss to net cash used in operating activities	(14,455)	7,459
Subtotal	(31,340)	(21,556)
Changes in working capital assets and liabilities	12,030	(35,929)
Net cash used in operating activities	(19,310)	(57,485)
Net cash used in investing activities	(306)	(80)
Net cash used in financing activities	(12,142)	(6,902)
Net decrease in cash, cash equivalents and restricted cash	$(31,758)	$(64,467)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2021 decreased by $38,175 to $19,310 as compared to the prior year period primarily due to changes in working capital assets and liabilities driven by the COVID-19 pandemic in the prior year period. The change was slightly offset by the increase in net loss adjusted for non-cash items.

Investing Activities
Net cash used in investing activities for the three months ended September 30, 2021 increased by $226 to $306 as compared to the prior year period primarily due to other investing activities in the current year period and higher capital expenditures in current year period as compared to prior year period.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2021 increased by $5,240 to $12,142 as compared to the prior year period primarily due to higher taxes paid in lieu of shares issued for equity-based compensation in the current year period as compared to the prior year period.
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
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2022. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Goodwill
The carrying amount of goodwill as of September 30, 2021 is $226,955. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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

The Company elected to perform the qualitative assessment of impairment for the Company’s reporting unit for the fiscal year 2022 impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•market capitalization;
•cost factors;
•overall financial performance of the reporting unit;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2022, and there was no impairment of goodwill. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2021:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2022, and there were no impairments identified. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amount.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there were no material changes to the disclosures regarding market risks in connection with our interest rate risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. In addition, see Item 2, “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” of this Quarterly Report on Form 10-Q for discussions of disruptions caused by COVID-19.

Potential interest rate risk exposure:
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facilities.
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of September 30, 2021, we had a total of $355 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of September 30, 2021 and continuing for a full year would increase interest expense by approximately $3.6 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2021, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended September 30, 2021, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Madison Square Garden Sports Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp. and AMC Networks Inc., including Responsibilities of Overlapping Directors and Officers.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL and contained in Exhibit 101.
_________________

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November 2021.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer