Form 10-Q
period 2021-12-31
Madison Square Garden Sports Corp.
filed 2022-02-03
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Number of shares of common stock outstanding as of January 31, 2022:

Class A Common Stock par value $0.01 per share	—	19,688,624
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,815	$64,902
Restricted cash	745	7,134
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of December 31, 2021 and June 30, 2021, respectively	79,737	74,197
Net related party receivables	31,751	6,420
Prepaid expenses	33,996	16,724
Other current assets	17,511	15,869
Total current assets	218,555	185,246
Property and equipment, net of accumulated depreciation and amortization of $44,784 and $42,673 as of December 31, 2021 and June 30, 2021, respectively	34,233	35,716
Right-of-use lease assets	697,309	703,521
Amortizable intangible assets, net	1,165	1,695
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Deferred income tax assets, net	19,975	15,943
Other assets	39,085	28,719
Total assets	$1,349,421	$1,309,939

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	December 31, 2021	June 30, 2021
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,009	$2,226
Net related party payables	24,708	17,089
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	88,312	90,269
Other accrued liabilities	85,883	55,718
Operating lease liabilities, current	43,081	41,951
Deferred revenue	176,805	131,025
Total current liabilities	451,798	368,278
Long-term debt	330,000	355,000
Operating lease liabilities, noncurrent	692,532	691,152
Defined benefit obligations	6,149	6,283
Other employee related costs	46,234	57,740
Deferred revenue, noncurrent	31,324	31,603
Other liabilities	994	1,749
Total liabilities	1,559,031	1,511,805
Commitments and contingencies (see Note 10)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,689 and 19,587 shares outstanding as of December 31, 2021 and June 30, 2021, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2021 and June 30, 2021	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2021 and June 30, 2021	—	—
Additional paid-in capital	6,460	23,102
Treasury stock, at cost, 759 and 861 shares as of December 31, 2021 and June 30, 2021, respectively	(129,426)	(146,734)
Accumulated deficit	(87,390)	(78,898)
Accumulated other comprehensive loss	(1,983)	(2,027)
Total Madison Square Garden Sports Corp. stockholders’ equity	(212,090)	(204,308)
Nonredeemable noncontrolling interests	2,480	2,442
Total equity	(209,610)	(201,866)
Total liabilities and equity	$1,349,421	$1,309,939

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues (a)	$289,581	$28,771	$308,375	$85,809

Operating expenses:
Direct operating expenses (b)	192,847	16,661	201,425	56,447
Selling, general and administrative expenses (c)	59,600	48,909	103,328	91,905
Depreciation and amortization	1,215	1,607	2,641	3,267
Operating income (loss)	35,919	(38,406)	981	(65,810)
Other income (expense):
Interest income	43	—	93	—
Interest expense	(3,585)	(2,487)	(6,688)	(4,476)
Miscellaneous expense, net	(64)	(70)	(127)	(190)
	(3,606)	(2,557)	(6,722)	(4,666)
Income (loss) from operations before income taxes	32,313	(40,963)	(5,741)	(70,476)
Income tax (expense) benefit	(17,115)	(170)	4,054	328
Net income (loss)	15,198	(41,133)	(1,687)	(70,148)
Less: Net loss attributable to nonredeemable noncontrolling interests	(647)	(508)	(1,127)	(1,106)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$15,845	$(40,625)	$(560)	$(69,042)

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.65	$(1.68)	$(0.02)	$(2.86)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.65	$(1.68)	$(0.02)	$(2.86)
Weighted-average number of common shares outstanding:
Basic	24,261	24,144	24,217	24,103
Diluted	24,373	24,144	24,217	24,103
_________________
(a)Includes revenues from related parties of $70,131 and $14,369 for the three months ended December 31, 2021 and 2020, respectively, and $77,378 and $23,430 for the six months ended December 31, 2021 and 2020, respectively.
(b)Includes net charges from related parties of $37,874 and $2,650 for the three months ended December 31, 2021 and 2020, respectively, and $40,032 and $3,264 for the six months ended December 31, 2021 and 2020, respectively.
(c)Includes net charges from related parties of $18,880 and $10,455 for the three months ended December 31, 2021 and 2020, respectively, and $31,127 and $24,202 for the six months ended December 31, 2021 and 2020, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income (loss)	$15,198	$(41,133)	$(1,687)	$(70,148)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	33	10	66	20
Other comprehensive income, before income taxes	33	10	66	20
Income tax expense related to items of other comprehensive income	(11)	—	(22)	—
Other comprehensive income, net of income taxes	22	10	44	20
Comprehensive income (loss)	15,220	(41,123)	(1,643)	(70,128)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	(647)	(508)	(1,127)	(1,106)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$15,867	$(40,615)	$(516)	$(69,022)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,687)	$(70,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,641	3,267
Benefits from deferred income taxes	(4,054)	(328)
Share-based compensation expense	12,205	22,326
Recovery of doubtful accounts	—	(175)
Other non-cash adjustments	1,261	371
Change in assets and liabilities:
Accounts receivable, net	(5,540)	(17,319)
Net related party receivables	(25,331)	(11,800)
Prepaid expenses and other assets	(27,561)	(44,670)
Accounts payable	772	(1,127)
Net related party payables	1,380	7,516
Accrued and other liabilities	15,714	(15,963)
Deferred revenue	45,508	104,090
Operating lease right-of-use assets and lease liabilities	8,722	2,327
Net cash provided by (used in) operating activities	24,030	(21,633)
Cash flows from investing activities:
Capital expenditures	(377)	(141)
Other investing activities	(250)	—
Net cash used in investing activities	(627)	(141)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	(12,142)	(13,891)
Proceeds from revolving credit facilities	—	30,000
Repayment of revolving credit facility	(25,000)	—
Payment of contingent consideration	—	(200)
Payments for financing costs	(2,737)	(4,546)
Net cash (used in) provided by financing activities	(39,879)	11,363
Net decrease in cash, cash equivalents and restricted cash	(16,476)	(10,411)
Cash, cash equivalents and restricted cash at beginning of period	72,036	90,673
Cash, cash equivalents and restricted cash at end of period	$55,560	$80,262
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$385	$30

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of September 30, 2021	$249	$—	$(129,426)	$(103,235)	$(2,005)	$(234,417)	$2,233	$(232,184)
Net income (loss)	—	—	—	15,845	—	15,845	(647)	15,198
Other comprehensive income	—	—	—	—	22	22	—	22
Comprehensive income (loss)	—	—	—	—	—	15,867	(647)	15,220
Share-based compensation	—	7,354	—	—	—	7,354	—	7,354
Adjustments to noncontrolling interests	—	(894)	—	—	—	(894)	894	—
Balance as of December 31, 2021	$249	$6,460	$(129,426)	$(87,390)	$(1,983)	$(212,090)	$2,480	$(209,610)

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

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2021
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2021	$249	$23,102	$(146,734)	$(78,898)	$(2,027)	$(204,308)	$2,442	$(201,866)
Net loss	—	—	—	(560)	—	(560)	(1,127)	(1,687)
Other comprehensive income	—	—	—	—	44	44	—	44
Comprehensive loss	—	—	—	—	—	(516)	(1,127)	(1,643)
Share-based compensation	—	12,205	—	—	—	12,205	—	12,205
Tax withholding associated with shares issued for equity-based compensation	—	(18,306)	—	—	—	(18,306)	—	(18,306)
Common stock issued under stock incentive plans	—	(9,376)	17,308	(7,932)	—	—	—	—
Adjustments to noncontrolling interests	—	(1,165)	—	—	—	(1,165)	1,165	—
Balance as of December 31, 2021	$249	$6,460	$(129,426)	$(87,390)	$(1,983)	$(212,090)	$2,480	$(209,610)

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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Impact of COVID-19
COVID-19 disruptions have materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases no revenues, across a number of areas during the fiscal year 2021.
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
These disruptions materially impacted the Company’s revenues across a number of areas, including, ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; local media rights fees; and food, beverage and merchandise sales.
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
As a result of New York City regulations effective August 17, 2021, indoor entertainment venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including that all guests 12 years of age and older were required to show proof they had received at least one dose of a COVID-19 vaccine. Following updated New York City regulations, effective January 29, 2022, all guests five years of age and older and employees must provide proof that they have received either two doses of a two-shot COVID-19 vaccination, or one dose of a single-shot vaccine. Children under age five can attend events with a vaccinated adult, but ages two to four need to wear a mask while inside venues such as The Garden.
At this time, the Company’s management is unable to predict if there will be any longer-term effects due to these COVID-19 related disruptions. Fan attendance for the 2021-22 NBA and NHL seasons has been and may continue to be impacted by a resurgence in the COVID-19 pandemic, such as the Delta and Omicron variants, , reduced tourism, as well as general hesitancy among the public to return to pre-COVID-19 activity levels, and may also be impacted by new governmental and league restrictions on attendance of games at The Garden and vaccination requirements for fans. The Company’s business is also particularly sensitive to discretionary business and consumer spending. COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on the Company’s business.

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
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, other current assets, goodwill, intangible assets, other long-lived assets, deferred tax valuation allowance, and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the Financial Statements to be reasonable.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and six months ended December 31, 2021 and 2020, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Event-related (a)	$109,074	$—	$112,944	$—
Media rights (b)	112,308	22,306	118,894	72,495
Sponsorship, signage and suite licenses	58,534	3,995	61,704	6,945
League distributions and other	9,665	2,470	14,833	6,369
Total revenues from contracts with customers	$289,581	$28,771	$308,375	$85,809
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees, (ii) revenue from the distribution through league-wide national and international television contracts, and (iii) other local radio rights fees.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2021 and June 30, 2021.

	December 31,	June 30,
	2021	2021
Receivables from contracts with customers, net (a)	$48,993	$30,834
Contract assets, current (b)	12,053	9,604
Deferred revenue, including non-current portion (c), (d)	208,129	162,628
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the Company’s accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2021 and June 30, 2021, the Company’s receivables reported above included $4,509 and $213, respectively, related to various related parties associated with contracts with customers. See Note 15 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of December 31, 2021, the Company had receivable balances related to escrow and player compensation recoveries of $30,190 and $8,462, recorded in Accounts receivable, net and Other assets, respectively. As of June 30, 2021, the Company had receivable balances related to escrow and player compensation recoveries of $36,525 and $10,700, recorded in Accounts receivable, net and Other assets, respectively.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue related to local media rights was $8,702 and $260 as of December 31, 2021 and June 30, 2021, respectively. See Note 15 for further details on these related party arrangements.
(d)Revenue recognized for the six months ended December 31, 2021 relating to the deferred revenue balance as of June 30, 2021 was $62,758.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal Year 2022 (remainder)	$86,309
Fiscal Year 2023	105,623
Fiscal Year 2024	92,202
Fiscal Year 2025	57,426
Fiscal Year 2026	40,841
Thereafter	41,016
$423,417
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,261	24,144	24,217	24,103
Dilutive effect of shares issuable under share-based compensation plans	112	—	—	—
Weighted-average shares for diluted EPS	24,373	24,144	24,217	24,103
Weighted-average shares excluded from diluted earnings (loss) per share	—	152	154	403
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to the Company’s teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net credit of $302 and a net provision of $2,839 for the three months ended December 31, 2021 and 2020, respectively, and net provisions of $425 and $13,712 for the six months ended December 31, 2021 and 2020, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2021	June 30, 2021	December 31, 2020	June 30, 2020
Captions on the consolidated balance sheets:
Cash and cash equivalents	$54,815	$64,902	$70,762	$77,852
Restricted cash (a)	745	7,134	9,500	12,821
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$55,560	$72,036	$80,262	$90,673
_________________
(a)Restricted cash as of December 31, 2021 and June 30, 2020 primarily included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for more information). For all other periods, restricted cash relates to the Company’s revolving credit facilities (see Note 11 for more information).
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
In November 2021, MSG Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York (the “New MSGE Lease Agreement”). In accordance with the terms of the Sublease Agreement and the New MSGE Lease Agreement, the lease term of the Sublease Agreement was extended until October 31, 2024. The Company has accounted for this extension as a lease remeasurement and remeasured the right-of-use asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement. As a result of the remeasurement, non-cash additions to the right-of-use asset and operating lease liability of $1,244 were recorded during the three and six months ended December 31, 2021.
In accordance with the terms of the Sublease Agreement, the Company has committed to enter into a new sublease agreement with MSG Entertainment for a lease term equivalent to the New MSGE Lease Agreement term, which ends January 31, 2046. In addition, in connection with the New MSGE Lease Agreement, the Company has entered into a commitment whereby if the New MSGE Lease Agreement were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices in Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046. As the Company has not yet entered into a new sublease for or taken possession of the new executive office space at Two Pennsylvania Plaza, no additional right-of-use assets or operating lease liabilities have been recorded as of December 31, 2021 related to the commitments discussed above.
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
During the three and six months ended December 31, 2021, the Company recognized operating lease costs associated with the Arena License Agreements with respect to games played at The Garden. During the three and six months ended December 31,

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

2020, the Company recognized operating lease costs associated with the Knicks Arena License Agreement, but no operating lease costs associated with the Rangers Arena License Agreement as there were no Rangers events.
As of December 31, 2021, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 8 months to 34 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s accompanying consolidated balance sheets as of December 31, 2021 and June 30, 2021:

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2021	June 30, 2021
Right-of-use assets:
Operating leases	Right-of-use lease assets	$697,309	$703,521
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$43,081	$41,951
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	692,532	691,152
Total lease liabilities		$735,613	$733,103
_________________
(a)As of December 31, 2021, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $42,372 and $692,139, respectively, that are payable to MSG Entertainment. As of June 30, 2021, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $41,541 and $690,792, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the Company’s accompanying consolidated statements of operations for the three and six months ended December 31, 2021 and 2020:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
		2021	2020	2021	2020
Operating lease cost	Direct operating expenses	$27,860	$2,308	$29,267	$2,398
Operating lease cost	Selling, general and administrative expenses	613	611	1,224	1,222
Short-term lease cost	Direct operating expenses	41	27	77	51
Total lease cost		$28,514	$2,946	$30,568	$3,671
Supplemental Information
For the six months ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $21,689 and $1,299, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of December 31, 2021 was 33.1 years. The weighted average discount rate was 7.13% as of December 31, 2021 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Maturities of operating lease liabilities as of December 31, 2021 are as follows:

Fiscal Year 2022 (remainder)	$22,104
Fiscal Year 2023	45,341
Fiscal Year 2024	45,361
Fiscal Year 2025	44,900
Fiscal Year 2026	45,374
Thereafter	2,113,312
Total lease payments	2,316,392
Less imputed interest	(1,580,779)
Total lease liabilities	$735,613
Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2022, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of December 31, 2021 and June 30, 2021 is $226,955.
The Company’s indefinite-lived intangible assets as of December 31, 2021 and June 30, 2021 are as follows:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
During the first quarter of fiscal year 2022, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2021	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(2,032)	$268
Non-compete agreements	2,400	(2,120)	280
Other intangibles	1,200	(583)	617
	$5,900	$(4,735)	$1,165

June 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,802)	$498
Non-compete agreements	2,400	(1,880)	520
Other intangibles	1,200	(523)	677
	$5,900	$(4,205)	$1,695
For the three months ended December 31, 2021 and 2020, amortization expense of intangible assets was $265 and $265, respectively. For the six months ended December 31, 2021 and 2020, amortization expense of intangible assets was $530 and $530, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	December 31, 2021	June 30, 2021
Assets:
Money market account	I	$12,419	$33,820
Time deposits	I	35,005	5,000
Total assets measured at fair value		$47,424	$38,820
Assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market account and time deposits approximate fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$330,000	$330,000	$355,000	$355,000
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
Note 10. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 7 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2021 other than the lease commitments discussed in Note 7 and activities in the ordinary course of business.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

On November 6, 2020, the Company amended and restated the 2016 Knicks Credit Agreement in its entirety (the “2020 Knicks Credit Agreement”). On December 14, 2021, Knicks LLC entered into Amendment No. 2 to the 2020 Knicks Credit Agreement, which amended and restated the 2020 Knicks Credit Agreement (the “2021 Knicks Credit Agreement”).
The 2021 Knicks Credit Agreement provides for a senior secured revolving credit facility of up to $275,000 (the “2021 Knicks Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the 2021 Knicks Credit Agreement is December 14, 2026. Amounts borrowed may be distributed to the Company except during an event of default.
All borrowings under the 2021 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2021 Knicks Revolving Credit Facility. The outstanding balance under the 2021 Knicks Revolving Credit Facility was $220,000 as of December 31, 2021 which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Knicks Revolving Credit Facility as of December 31, 2021 was 1.40%. During the six months ended December 31, 2021 the Company made interest payments of $1,645 in respect of the 2021 Knicks Revolving Credit Facility (including in respect of obligations under the 2020 Knicks Credit Agreement prior to the amendment and restatement thereof).
All obligations under the 2021 Knicks Revolving Credit Facility are secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (i) the Knicks LLC’s membership rights in the NBA, (ii) revenues to be paid to the Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements, and (iii) revenues to be paid to Knicks LLC pursuant to local media contracts.
Subject to customary notice and minimum amount conditions, Knicks LLC may voluntarily prepay outstanding loans under the 2021 Knicks Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to SOFR-based loans). Knicks LLC is required to make mandatory prepayments in certain circumstances, including without limitation if the maximum available amount under the 2021 Knicks Revolving Credit Facility is greater than 350% of qualified revenues.
In addition to the financial covenant described above, the 2021 Knicks Credit Agreement and related security agreements contain certain customary representations and warranties, affirmative covenants and events of default. The 2021 Knicks Revolving Credit Facility contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2021 Knicks Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the 2021 Knicks Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
The 2021 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2021, Knicks LLC was in compliance with this financial covenant.
Knicks Holdings Credit Facility
On November 6, 2020, Knicks Holdings, LLC, an indirect, wholly-owned subsidiary of the Company and the direct parent of Knicks LLC (“Knicks Holdings”), entered into a credit agreement with a syndicate of lenders (the “2020 Knicks Holdings Credit Agreement”). The 2020 Knicks Holdings Credit Agreement provided for a revolving credit facility of up to $75,000 (the “2020 Knicks Holdings Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. On December 14, 2021, the Company terminated the 2020 Knicks Holdings Revolving Credit Facility in its entirety.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

On November 6, 2020, the Company amended and restated the 2017 Rangers Credit Agreement in its entirety (the “2020 Rangers Credit Agreement”). On December 14, 2021, Rangers LLC entered into Amendment No. 3 to the 2020 Rangers Credit Agreement, which amended and restated the 2020 Rangers Credit Agreement (the “2021 Rangers Credit Agreement”).
The 2021 Rangers Credit Agreement provides for a senior secured revolving credit facility of up to $250,000 (the “2021 Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the 2021 Rangers Credit Agreement is December 14, 2026. Amounts borrowed may be distributed to the Company except during an event of default.
All borrowings under the 2021 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2021 Rangers Revolving Credit Facility. During the six months ended December 31, 2021, the Company made principal repayments of $25,000 and the outstanding balance under the 2021 Rangers Revolving Credit Facility was $110,000 as of December 31, 2021 which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Rangers Revolving Credit Facility as of December 31, 2021 was 1.90%. During the six months ended December 31, 2021 the Company made interest payments of $1,326 in respect of the 2021 Rangers Revolving Credit Facility (including in respect of obligations under the 2020 Rangers Credit Agreement prior to the amendment and restatement thereof). In addition, on February 2, 2022, the Company made an additional principal repayment of $25,000 under the 2021 Rangers Revolving Credit Facility.
All obligations under the 2021 Rangers Revolving Credit Facility are, subject to the 2021 Rangers NHL Advance Agreement (as defined below), secured by a first lien security interest in certain of Rangers LLC’s assets, including, but not limited to, (i) Rangers LLC’s membership rights in the NHL, (ii) revenues to be paid to Rangers LLC by the NHL pursuant to certain U.S. and Canadian national broadcast agreements, and (iii) revenues to be paid to Rangers LLC pursuant to local media contracts.
Subject to customary notice and minimum amount conditions, Rangers LLC may voluntarily prepay outstanding loans under the 2021 Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to SOFR-based loans). Rangers LLC is required to make mandatory prepayments in certain circumstances, including without limitation if qualified revenues are less than 17% of the maximum available amount under the 2021 Rangers Revolving Credit Facility.
In addition to the financial covenant described above, the 2021 Rangers Credit Agreement and related security agreements contain certain customary representations and warranties, affirmative covenants and events of default. The 2021 Rangers Revolving Credit Facility contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2021 Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the 2021 Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the 2021 Rangers Revolving Credit Facility.
The 2021 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2021, Rangers LLC was in compliance with this financial covenant.
2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “2021 Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of December 31, 2021 and was recorded as Debt in the accompanying consolidated balance sheet. During the six months ended December 31, 2021 the Company made interest payments of $450.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheet:

	December 31, 2021 (a)	June 30, 2021
Other current assets	$1,145	$1,759
Other assets	4,527	2,345
—————
(a) In connection with the 2021 Knicks Revolving Credit Facility and 2021 Rangers Revolving Credit Facility, the Company incurred $2,836 in deferred financing costs during the six months ended December 31, 2021.
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
The following table presents components of net periodic benefit cost for the MSGS Pension Plans included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2021 and 2020. Net periodic benefit cost is reported in Miscellaneous expense, net.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Interest cost	$31	$60	$62	$120
Recognized actuarial loss	33	10	66	20
Net periodic benefit cost	$64	$70	$128	$140
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
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations were $899 and $1,838 for the three and six months ended December 31, 2021, respectively, and $506 and $1,104 for the three and six months ended December 31, 2020, respectively.

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
Share-based compensation expense was recognized in the consolidated statements of operations as a component of selling, general and administrative expenses. Share-based compensation expense was $7,354 and $12,205 for the three and six months ended December 31, 2021, respectively, and $15,981 and $22,326 for the three and six months ended December 31, 2020, respectively. There were no costs related to share-based compensation that were capitalized for the three and six months ended December 31, 2021 and 2020, respectively.
As a result of an agreement to settle an action (the “Settlement”) filed by a purported stockholder of the Company derivatively on behalf of the Company against certain directors of the Company who are members of the Dolan family and against the directors of the Company who were members of the Compensation Committee, Mr. Dolan voluntarily relinquished a one-time equity award granted by the Company in October 2018 pursuant to his 2018 employment agreement, and the related award agreements were canceled. The one-time equity award included: 32 target performance stock units and three grants of stock options to purchase an aggregate of 449 shares of Class A Common Stock, which were to vest over a 4-year period. The Settlement became effective October 8, 2020 and therefore, upon cancellation, the Company recorded previously unrecognized share-based compensation expense of approximately $7,400 related to this award during the three and six months ended December 31, 2020.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company and MSG Entertainment employees, for the six months ended December 31, 2021:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2021	264	220	$234.39
Granted	62	43	$161.16
Vested	(130)	(85)	$256.24
Unvested award balance, December 31, 2021	196	178	$201.04
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the MSGE Distribution.
The fair value of RSUs that vested during the six months ended December 31, 2021 was $38,828. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s and MSG Entertainment’s employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 101 of these RSUs, with an aggregate value of $18,306, inclusive of $6,164 related to MSG Entertainment employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2021.
The fair value of RSUs that vested during the six months ended December 31, 2020 was $34,668. The weighted-average fair value per share at grant date of RSUs granted during the six months ended December 31, 2020 was $162.22.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the six months ended December 31, 2021:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2021	94	$145.78
Granted	—	$—
Cancelled	—	$—
Balance as of December 31, 2021	94	$145.78	5.96	$2,622
Exercisable as of December 31, 2021	94	$145.78	5.96	$2,622
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
During the six months ended December 31, 2021 and 2020, the Company did not engage in any share repurchase activities under its share repurchase program. As of December 31, 2021, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
On July 9, 2021, MSG Networks merged with a subsidiary of MSG Entertainment and became a wholly-owned subsidiary of MSG Entertainment (the “MSGE-MSGN Merger”). Accordingly, agreements between the Company and MSG Networks are now effectively agreements with MSG Entertainment on a consolidated basis.
As of December 31, 2021, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.1% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment and AMC Networks Inc. (“AMC Networks”). Members of the Dolan family were the direct controlling stockholders of MSG Networks prior to the MSGE-MSGN Merger and indirectly control MSG Networks through MSG Entertainment’s ownership of MSG Networks.
The Company is party to the following agreements and/or arrangements with MSG Entertainment and MSG Networks, as applicable:
•Arena License Agreements entered into in April 2020 pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from the sales and catering services during Knicks and Rangers home games, (v) provides day of game services that were historically provided prior to the MSGE Distribution, and (vi) provides other general services within The Garden;
•Media rights agreements that the Company and MSG Networks entered into in July 2015 with stated terms of 20 years, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;
•Sponsorship sales and service representation agreements entered into in April 2020 pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition, under this agreement, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets;

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
From time to time the Company has entered into, and is expected to continue to enter into, arrangements with 605, LLC. Kristin A. Dolan, a former director of the Company and spouse of James L. Dolan, the Company’s Executive Chairman and a director, is the founder and Chief Executive Officer of 605, LLC. James L. Dolan and Kristin A. Dolan own 50% of 605, LLC. 605, LLC provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenues	$70,131	$14,369	$77,378	$23,430
Operating expenses:
Corporate general and administrative expenses, net	$11,755	$8,237	$21,354	$19,880
Costs associated with the Sponsorship sales and service representation agreements	5,735	2,322	8,468	4,680
Costs associated with the Arena License Agreements	39,056	2,494	41,016	2,854
Other operating expenses, net	208	52	321	52

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
Corporate general and administrative expenses, net
Corporate general and administrative expenses, net reflects net charges of $10,990 and $19,874 from MSG Entertainment pursuant to the TSA for certain business functions that were previously performed by internal resources for the three and six months ended December 31, 2021, respectively, and $7,913 and $18,949 for the three and six months ended December 31, 2020, respectively. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. In addition, Corporate general and administrative expenses, net reflects rent expense associated with the lease of office space from MSG Entertainment of $765 and $1,480 for the three and six months ended December 31, 2021, respectively, and $674 and $1,369 for the three and six months ended December 31, 2020, respectively. See Note 7 for more information regarding the lease of office space from MSG Entertainment. Corporate general and administrative expenses, net for the three and six months ended December 31, 2020 also reflects charges from the Company to MSG Networks for the period prior to the MSGE-MSGN Merger pursuant to a services agreement between the Company and MSG Networks.
Costs associated with the Sponsorship sales and service representation agreements
Pursuant to the Sponsorship sales and service representation agreements, MSG Entertainment charges the Company sales commission fees and sponsorship fulfillment costs, as well as costs of MSG Entertainment sales and service staff and overhead associated with the sales of sponsorship assets.
Costs associated with the Arena License Agreements
For the three and six months ended December 31, 2021, costs associated with the Arena License Agreements include $27,686 and $28,997, respectively, recorded as operating lease cost. For the three and six months ended December 31, 2020, costs associated with the Knicks Arena License Agreement include $2,210, recorded as operating lease cost. For the three and six months ended December 31, 2020, no operating lease costs were recorded for the Rangers Arena License Agreement as there were no Rangers events. See Note 7 for more information regarding Arena License Agreements.
Note 16. Income Taxes
Income tax expense for the three months ended December 31, 2021 of $17,115 reflects an effective tax rate of 53%. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes, nondeductible officers’ compensation, and disability insurance premiums expense. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the six months ended December 31, 2021 of $4,054 reflects an effective tax rate of 71%. The effective tax rate for the six months ended December 31, 2021 is higher than the estimated annual effective tax rate primarily due to $752 of excess tax benefit on share-based payment awards that was recognized in the first quarter of the fiscal year.
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
On April 17, 2020, the Company distributed all of the outstanding common stock of MSG Entertainment to its stockholders. MSG Entertainment owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock, received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on the Record Date, and (b) each holder of the Company’s Class B common stock, received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Registrant’s Class B common stock held of record as of the close of business, New York City time, on the Record Date.
After giving effect to the MSGE Distribution, the Company operates and reports financial information in one segment.
Factors Affecting Results of Operations
Impact of COVID-19 on Our Business
COVID-19 disruptions have materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases no revenues, across a number of areas during the fiscal year 2021.
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
These disruptions materially impacted the Company’s revenues across a number of areas, including, ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; local media rights fees; and food, beverage and merchandise sales.
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
As a result of New York City regulations effective August 17, 2021, indoor entertainment venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including that all guests 12 years of age and older were required to show proof they had received at least one dose of a COVID-19 vaccine. Following updated New York City regulations, effective January 29, 2022, all guests five years of age and older and employees must provide proof that they have received either two doses of a two-shot COVID-19 vaccination, or one dose of a single-shot vaccine. Children under age five can attend events with a vaccinated adult, but ages two to four need to wear a mask while inside venues such as The Garden.
At this time, the Company’s management is unable to predict if there will be any longer-term effects due to these COVID-19 related disruptions. Fan attendance for the 2021-22 NBA and NHL seasons has been and may continue to be impacted by a resurgence in the COVID-19 pandemic, such as the Delta and Omicron variants, , reduced tourism, as well as general hesitancy among the public to return to pre-COVID-19 activity levels, and may also be impacted by new governmental and league restrictions on attendance of games at The Garden and vaccination requirements for fans. The Company’s business is also particularly sensitive to discretionary business and consumer spending. COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on the Company’s business.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the six months ended December 31, 2021 compared to the six months ended December 31, 2020, and (iii) certain contractual obligations.
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

Results of Operations
Comparison of the three and six months ended December 31, 2021 versus the three and six months ended December 31, 2020
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Six Months Ended
	December 31,		Change (a)		December 31,		Change (a)
	2021	2020	$	%	2021	2020	$	%
Revenues	$289,581	$28,771	$260,810	NM	$308,375	$85,809	$222,566	NM
Direct operating expenses	192,847	16,661	176,186	NM	201,425	56,447	144,978	NM
Selling, general and administrative expenses	59,600	48,909	10,691	22%	103,328	91,905	11,423	12%
Depreciation and amortization	1,215	1,607	(392)	(24)%	2,641	3,267	(626)	(19)%
Operating income (loss)	35,919	(38,406)	74,325	NM	981	(65,810)	66,791	NM
Other expense:
Interest expense, net	(3,542)	(2,487)	(1,055)	(42)%	(6,595)	(4,476)	(2,119)	(47)%
Miscellaneous expense, net	(64)	(70)	6	9%	(127)	(190)	63	33%
Income (loss) from operations before income taxes	32,313	(40,963)	73,276	NM	(5,741)	(70,476)	64,735	92%
Income tax (expense) benefit	(17,115)	(170)	(16,945)	NM	4,054	328	3,726	NM
Net income (loss)	15,198	(41,133)	56,331	NM	(1,687)	(70,148)	68,461	98%
Less: Net loss attributable to nonredeemable noncontrolling interests	(647)	(508)	(139)	(27)%	(1,127)	(1,106)	(21)	(2)%
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$15,845	$(40,625)	$56,470	NM	$(560)	$(69,042)	$68,482	99%
_________________
NM – Percentage is not meaningful
(a)Operating results in the prior year period were materially impacted by the COVID-19 pandemic. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.
Revenues
Revenues increased $260,810 to $289,581 for the three months ended December 31, 2021 as compared to the prior year period. Revenues increased $222,566 to $308,375 for the six months ended December 31, 2021 as compared to the prior year period. The net increases were attributable to the following:

	Three	Six
	Months	Months
Increase in pre/regular season ticket-related revenues	$100,802	$104,484
Increase in local media rights fees	50,871	49,107
Increase in revenues from league distributions	44,790	3,575
Increase in suite license fee revenues	34,349	34,613
Increase in sponsorship and signage revenues	20,190	20,146
Increase in pre/regular season food, beverage and merchandise sales	8,522	8,827
Other net increases	1,286	1,814
	$260,810	$222,566
The increases in pre/regular season ticket-related revenues for the three and six months ended December 31, 2021 were a result of fans being prohibited from attending events at The Garden due to government-mandated assembly restrictions in the prior year periods.
The increases in local media rights fees for the three and six months ended December 31, 2021 were due to the delayed start of the 2020-21 NBA and NHL regular seasons and the impact of the shortened 2020-21 NHL regular season schedule in the prior year period, as well as contractual rate increases. In addition, the increase for the six months ended December 31, 2021 was slightly offset by the recognition of local media rights fees in the prior year period associated with the Rangers’ participation in the Stanley Cup Qualifiers.
The increases in revenues from league distributions for the three and six months ended December 31, 2021 were primarily due to (i) higher national media rights fees and other league distributions as a result of the delayed start of the 2020-21 NBA and NHL regular seasons in the prior year period and to a lesser extent (ii) increased NHL national media rights fees in the current year period. In addition, the increase for the six months ended December 31, 2021 was partially offset by the recognition of the remainder of national media rights fees related to the 2019-20 NBA and NHL seasons during the three months ended September 30, 2020 that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020. After suspending the 2019-20 seasons in March 2020 due to the COVID-19 pandemic, the NHL and NBA subsequently restarted their seasons which were completed in September and October 2020, respectively.
The increases in suite license fee revenues for the three and six months ended December 31, 2021 were a result of fans being prohibited from attending events at The Garden due to government-mandated assembly restrictions in the prior year periods.
The increases in sponsorship and signage revenues for the three and six months ended December 31, 2021 were due to the delayed start of the 2020-21 NBA and NHL regular seasons and fans being prohibited from attending events at The Garden due to government-mandated assembly restrictions in the prior year periods.
The increases in pre/regular season food, beverage and merchandise sales for the three and six months ended December 31, 2021 were a result of fans being prohibited from attending events at The Garden due to government-mandated assembly restrictions in the prior year periods.
Direct operating expenses
Direct operating expenses increased $176,186 to $192,847 for the three months ended December 31, 2021 as compared to the prior year period. Direct operating expenses increased $144,978 to $201,425 for the six months ended December 31, 2021 as compared to the prior year period. The net increases were attributable to the following:

	Three	Six
	Months	Months
Increase in team personnel compensation	$91,147	$77,685
Increase in other team operating expenses not discussed elsewhere in this table	36,423	35,752
Increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	25,459	26,770
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	20,848	11,967
Decrease in net provisions for certain team personnel transactions	(1,551)	(11,697)
Other net increases	3,860	4,501
	$176,186	$144,978
The increases in team personnel compensation for the three and six months ended December 31, 2021 were primarily due to the delayed start of the 2020-21 NBA and NHL regular seasons in the prior year periods.
The increases in other team operating expenses not discussed elsewhere in this table for the three and six months ended December 31, 2021 were driven by fans being prohibited from attending events at The Garden due to government-mandated assembly restrictions and the delayed start of the 2020-21 NBA and NHL regular seasons in the prior year periods.
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2021	2020	Increase	2021	2020	Increase
Net provisions for league revenue sharing expense (net of escrow) and NBA luxury tax	$19,821	$(1,027)	$20,848	$21,277	$9,310	$11,967
The increases in net provisions for league revenue sharing expense (net of escrow) and NBA luxury tax for the three and six months ended December 31, 2021 were primarily due to higher provisions for league revenue sharing expense (net of escrow) of $25,111 and $16,232, respectively, as a result of impact of the COVID-19 pandemic in the prior year period partially offset by higher recoveries of NBA luxury tax. In addition, the increase in league revenue sharing expense (net of escrow) for the six months ended December 31, 2021 was partially offset by adjustments to revenue sharing expense for the 2019-20 NBA and NHL seasons in the prior year period. Based on the completion of the 2019-20 NBA and NHL seasons during the three months ended September 30, 2020, the Company recognized a portion of revenue sharing expense (net of escrow) related to those seasons during that period that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.
The Knicks were not a luxury tax payer for the 2020-21 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of December 31, 2021 would not result in the team being a luxury tax payer for the 2021-22 season.
The actual amounts for the 2021-22 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Waivers/contract terminations	$(69)	$2,756	$(2,825)	$658	$11,129	$(10,471)
Player trades	—	83	(83)	—	2,583	(2,583)
Season-ending player injuries	1,357	—	1,357	1,357	—	1,357
Net provisions for certain team personnel transactions	$1,288	$2,839	$(1,551)	$2,015	$13,712	$(11,697)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2021 increased $10,691, or 22%, to $59,600 as compared to the prior year period. Selling, general and administrative expenses for the six months ended December 31, 2021 increased $11,423, or 12%, to $103,328 as compared to the prior year period. For the three and six months ended December 31, 2021 the increases were primarily due to higher (i) marketing costs, (ii) fees related to the Company’s sponsorship sales and service representation agreements with MSG Entertainment, and (iii) costs related to the Company’s TSA with MSG Entertainment.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2021 decreased $392, or 24%, to $1,215 as compared to the prior year period. Depreciation and amortization for the six months ended December 31, 2021 decreased $626, or 19%, to $2,641 as compared to the prior year period.
Operating income (loss)
Operating income of $35,919 improved $74,325 for the three months ended December 31, 2021 as compared to the prior year period. For the six months ended December 31, 2021, operating income of $981 improved $66,791 as compared to the period year period. For the three and six months ended December 31, 2021 the improvements to operating income were primarily due to increases in revenues, partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses.
Interest expense, net
Net interest expense for the three months ended December 31, 2021 increased $1,055, or 42%, to $3,542 as compared to the prior year period. Net interest expense for the six months ended December 31, 2021 increased $2,119, or 47%, to $6,595 as compared to the prior year period. The increases in net interest expense for the three and six months ended December 31, 2021 were primarily due to interest expense associated with the Knicks and the Rangers revolving credit facilities. During the second quarter of fiscal year 2021, the Company amended and restated the Knicks and the Rangers credit agreements and as a result incurred additional financing costs that are being amortized over the term of the revolving credit facilities. In addition, during December 2021, the Company terminated the 2020 Knicks Holdings Revolving Credit Facility in its entirety resulting in acceleration of certain previously incurred financing costs.
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
The following are the reconciliations of operating income (loss) to adjusted operating income (loss) for the three and six months ended December 31, 2021 as compared to the prior year period:

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	$	%	2021	2020	$	%
Operating income (loss)	$35,919	$(38,406)	$74,325	NM	$981	$(65,810)	$66,791	NM
Deferred rent	11,179	1,802			11,708	1,802
Depreciation and amortization	1,215	1,607			2,641	3,267
Share-based compensation	7,354	15,981			12,205	22,326
Restructuring charges	—	—			—	1,644
Adjusted operating income (loss)	$55,667	$(19,016)	$74,683	NM	$27,535	$(36,771)	$64,306	NM
For the three months ended December 31, 2021, adjusted operating income of $55,667 improved $74,683 as compared to the prior year period. For the six months ended December 31, 2021, adjusted operating income of $27,535 improved $64,306 as compared to the prior year period. For the three and six months ended December 31, 2021 the improvements were primarily due to increases in revenues partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses.
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
Our primary sources of liquidity are cash and cash equivalents and available borrowing capacity under our credit facilities as well as cash flow from our operations. On December 14, 2021, the Company amended and extended the 2020 Knicks Credit Agreement and the 2020 Rangers Credit Agreement. In addition, in March 2021, the NHL advanced the Company $30,000, which the league made available to each team following the completion of the NHL’s approximately $1,000,000 private placement in January 2021, pursuant to the 2021 Rangers NHL Advance Agreement. See Note 11 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2021 Knicks Credit Agreement, 2021 Rangers Credit Agreement, and 2021 Rangers NHL Advance Agreement.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, and potential repurchases of shares of the Company’s Class A Common Stock.
As of December 31, 2021, we had approximately $54,800 in Cash and cash equivalents. In addition, as of December 31, 2021, the Company’s deferred revenue obligations were approximately $167,438, net of billed, but not yet collected deferred revenue. The current portion of this balance is primarily comprised of obligations in connection with tickets, suites and local media rights. In addition, the Company's deferred revenue obligations included $30,000 from the NBA, which the league provided to each team following the completion of the NBA’s $900,000 private placement in December 2020.
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
We believe we have sufficient liquidity, including approximately $54,800 in Cash and cash equivalents as of December 31, 2021, along with $195,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations, including with respect to the return or application of deferred revenue for the foreseeable future. In addition, on February 2, 2022, the Company made a principal repayment of $25,000 under the 2021 Rangers Revolving Credit Facility using cash on hand.
Financing Agreements and Stock Repurchases
See Note 11 and Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Contractual Obligations
See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2021 other than the lease commitments discussed in Note 7 and activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,
	2021	2020
Net loss	$(1,687)	$(70,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	12,053	25,461
Subtotal	10,366	(44,687)
Changes in working capital assets and liabilities	13,664	23,054
Net cash provided by (used in) operating activities	24,030	(21,633)
Net cash used in investing activities	(627)	(141)
Net cash (used in) provided by financing activities	(39,879)	11,363
Net decrease in cash, cash equivalents and restricted cash	$(16,476)	$(10,411)
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2021 was $24,030 as compared to net cash used in operating activities in the prior year period of $21,633. This was primarily due to the decrease in net loss adjusted for non-cash items slightly offset by changes in working capital assets and liabilities driven by the COVID-19 pandemic in the prior year period.

Investing Activities
Net cash used in investing activities for the six months ended December 31, 2021 increased by $486 to $627 as compared to the prior year period primarily due to higher other investing activities and capital expenditures in the current year period as compared to prior year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2021 was $39,879 as compared to net cash provided by financing activities in the prior year period of $11,363. This was due to additional borrowings in the prior year period under the amended and extended 2021 Knicks Credit Agreement and 2021 Rangers Credit Agreement (prior to the amendment and restatement thereof) as compared to no borrowings in the current year period and a partial repayment on the 2021 Rangers Credit Agreement in the current year period.
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
Goodwill
The carrying amount of goodwill as of December 31, 2021 is $226,955. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2021:

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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of December 31, 2021, we had a total of $330 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of December 31, 2021 and continuing for a full year would increase interest expense by approximately $3.3 million.

Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2021, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended December 31, 2021, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Madison Square Garden Sports Corp. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 19, 2021). †
10.2
Employment Agreement dated November 17, 2021, between Madison Square Garden Sports Corp. and Victoria Mink (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †

10.3
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.4
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.5
Employment Agreement, dated as of December 16, 2021, between Madison Square Garden Sports Corp. and Andrew Lustgarten (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2021). †

10.6
Employment Agreement, dated as of December 27, 2021, between Madison Square Garden Sports Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2021). †

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL and contained in Exhibit 101.
_________________
† This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of February 2022.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer