Form 10-Q
period 2022-03-31
Madison Square Garden Sports Corp.
filed 2022-05-05
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Registrant’s telephone number, including area code: (212) 465-4111

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 29, 2022:

Class A Common Stock par value $0.01 per share	—	19,696,838
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49,176	$64,902
Restricted cash	979	7,134
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of March 31, 2022 and June 30, 2021, respectively	92,694	74,197
Net related party receivables	51,391	6,420
Prepaid expenses	21,696	16,724
Other current assets	48,133	15,869
Total current assets	264,069	185,246
Property and equipment, net of accumulated depreciation and amortization of $45,869 and $42,673 as of March 31, 2022 and June 30, 2021, respectively	33,490	35,716
Right-of-use lease assets	689,580	703,521
Amortizable intangible assets, net	900	1,695
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Deferred income tax assets, net	—	15,943
Other assets	36,635	28,719
Total assets	$1,363,773	$1,309,939

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	March 31, 2022	June 30, 2021
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,324	$2,226
Net related party payables	31,812	17,089
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	129,949	90,269
League-related accruals	87,008	39,276
Other accrued liabilities	26,929	16,442
Operating lease liabilities, current	43,412	41,951
Deferred revenue	102,053	131,025
Total current liabilities	454,487	368,278
Long-term debt	285,000	355,000
Operating lease liabilities, noncurrent	703,718	691,152
Defined benefit obligations	6,106	6,283
Other employee related costs	45,119	57,740
Deferred tax liabilities, net	15,030	—
Deferred revenue, noncurrent	31,180	31,603
Other liabilities	999	1,749
Total liabilities	1,541,639	1,511,805
Commitments and contingencies (see Note 10)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,697 and 19,587 shares outstanding as of March 31, 2022 and June 30, 2021, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2022 and June 30, 2021	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2022 and June 30, 2021	—	—
Additional paid-in capital	12,862	23,102
Treasury stock, at cost, 751 and 861 shares as of March 31, 2022 and June 30, 2021, respectively	(128,026)	(146,734)
Accumulated deficit	(62,887)	(78,898)
Accumulated other comprehensive loss	(1,960)	(2,027)
Total Madison Square Garden Sports Corp. stockholders’ equity	(179,762)	(204,308)
Nonredeemable noncontrolling interests	1,896	2,442
Total equity	(177,866)	(201,866)
Total liabilities and equity	$1,363,773	$1,309,939

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues (a)	$337,774	$183,010	$646,149	$268,819

Operating expenses:
Direct operating expenses (b)	206,273	126,510	407,698	182,957
Selling, general and administrative expenses (c)	68,902	46,803	172,230	138,708
Depreciation and amortization	1,206	1,573	3,847	4,840
Operating income (loss)	61,393	8,124	62,374	(57,686)
Other income (expense):
Interest income	52	9	145	9
Interest expense	(2,470)	(2,939)	(9,158)	(7,415)
Miscellaneous expense, net	(63)	(46)	(190)	(236)
	(2,481)	(2,976)	(9,203)	(7,642)
Income (loss) from operations before income taxes	58,912	5,148	53,171	(65,328)
Income tax (expense) benefit	(34,993)	(53)	(30,939)	275
Net income (loss)	23,919	5,095	22,232	(65,053)
Less: Net loss attributable to nonredeemable noncontrolling interests	(584)	(373)	(1,711)	(1,479)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$24,503	$5,468	$23,943	$(63,574)

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$1.01	$0.23	$0.99	$(2.64)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$1.00	$0.22	$0.98	$(2.64)
Weighted-average number of common shares outstanding:
Basic	24,275	24,156	24,235	24,120
Diluted	24,394	24,344	24,377	24,120
_________________
(a)Includes revenues from related parties of $75,851 and $80,322 for the three months ended March 31, 2022 and 2021, respectively, and $153,229 and $103,752 for the nine months ended March 31, 2022 and 2021, respectively.
(b)Includes net charges from related parties of $40,796 and $24,855 for the three months ended March 31, 2022 and 2021, respectively, and $80,828 and $28,119 for the nine months ended March 31, 2022 and 2021, respectively.
(c)Includes net charges from related parties of $20,493 and $14,957 for the three months ended March 31, 2022 and 2021, respectively, and $51,620 and $39,214 for the nine months ended March 31, 2022 and 2021, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income (loss)	$23,919	$5,095	$22,232	$(65,053)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	33	57	99	77
Other comprehensive income, before income taxes	33	57	99	77
Income tax expense related to items of other comprehensive income	(10)	—	(32)	—
Other comprehensive income, net of income taxes	23	57	67	77
Comprehensive income (loss)	23,942	5,152	22,299	(64,976)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	(584)	(373)	(1,711)	(1,479)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$24,526	$5,525	$24,010	$(63,497)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$22,232	$(65,053)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,847	4,840
Provision for (benefit from) deferred income taxes	30,939	(275)
Share-based compensation expense	19,178	26,193
Recovery of doubtful accounts	—	(175)
Other non-cash adjustments	1,547	806
Change in assets and liabilities:
Accounts receivable, net	(18,497)	(74,940)
Net related party receivables	(44,142)	(4,913)
Prepaid expenses and other assets	(43,620)	(14,823)
Accounts payable	1,086	(747)
Net related party payables	8,535	2,748
Accrued and other liabilities	84,548	19,700
Deferred revenue	(29,388)	33,156
Operating lease right-of-use assets and lease liabilities	27,968	19,116
Net cash provided by (used in) operating activities	64,233	(54,367)
Cash flows from investing activities:
Capital expenditures	(886)	(437)
Other investing activities	(250)	—
Net cash used in investing activities	(1,136)	(437)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	(12,142)	(13,891)
Proceeds from share issuance	—	808
Proceeds from revolving credit facilities	—	30,000
Proceeds from NHL advance	—	30,000
Repayment of revolving credit facility	(70,000)	—
Payment of contingent consideration	—	(200)
Payments for financing costs	(2,836)	(4,562)
Net cash (used in) provided by financing activities	(84,978)	42,155
Net decrease in cash, cash equivalents and restricted cash	(21,881)	(12,649)
Cash, cash equivalents and restricted cash at beginning of period	72,036	90,673
Cash, cash equivalents and restricted cash at end of period	$50,155	$78,024
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$73	$38

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2022
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	$249	$6,460	$(129,426)	$(87,390)	$(1,983)	$(212,090)	$2,480	$(209,610)
Net income (loss)	—	—	—	24,503	—	24,503	(584)	23,919
Other comprehensive income	—	—	—	—	23	23	—	23
Comprehensive income (loss)	—	—	—	—	—	24,526	(584)	23,942
Share-based compensation	—	6,973	—	—	—	6,973	—	6,973
Common stock issued under stock incentive plans	—	(571)	1,400	—	—	829	—	829
Balance as of March 31, 2022	$249	$12,862	$(128,026)	$(62,887)	$(1,960)	$(179,762)	$1,896	$(177,866)

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

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2022
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2021	$249	$23,102	$(146,734)	$(78,898)	$(2,027)	$(204,308)	$2,442	$(201,866)
Net income (loss)	—	—	—	23,943	—	23,943	(1,711)	22,232
Other comprehensive income	—	—	—	—	67	67	—	67
Comprehensive income (loss)	—	—	—	—	—	24,010	(1,711)	22,299
Share-based compensation	—	19,178	—	—	—	19,178	—	19,178
Tax withholding associated with shares issued for equity-based compensation	—	(18,306)	—	—	—	(18,306)	—	(18,306)
Common stock issued under stock incentive plans	—	(9,947)	18,708	(7,932)	—	829	—	829
Adjustments to noncontrolling interests	—	(1,165)	—	—	—	(1,165)	1,165	—
Balance as of March 31, 2022	$249	$12,862	$(128,026)	$(62,887)	$(1,960)	$(179,762)	$1,896	$(177,866)

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
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation and relate to the separation of League-related accruals, which was previously reported in Other accrued liabilities in the consolidated balance sheet as of June 30, 2021.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Impact of COVID-19
COVID-19 disruptions have materially impacted the Company’s operations and operating results, with the Company recognizing materially less revenues, or in some cases no revenues, across a number of areas during fiscal years 2020 and 2021. The Company’s operations and operating results were also impacted by temporary declines in attendance in fiscal year 2022, due to ongoing reduced tourism levels as well as an increase in cases during certain months of the fiscal year due to a COVID-19 variant.
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
In addition, the start of the 2020-21 NBA and NHL regular seasons were delayed, and the Knicks and the Rangers played fewer games, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule. These compare to traditional 82-game regular season schedules for both the NBA and NHL.
On December 16, 2020, and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their homes games at The Garden as part of their 2020-21 seasons. However, fans were initially prohibited from attending games due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, respectively.
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
In connection with the MSGE Distribution, we entered into the Arena License Agreements with MSG Entertainment. The Garden was not available for use between April 17, 2020 (the date of the MSGE Distribution) and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and was available at reduced capacity through May 2021. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden, and the Company paid substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees to MSG Entertainment under the Arena License Agreements in their full contractual amounts.
During fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced, including, in addition to the reduced payments to MSG Entertainment under the Arena License Agreements described above, (i) NBA league assessments and day-of-game expenses for Knicks and Rangers games, and (ii) league revenue sharing, net of escrow and team personnel expense. These expense reductions did not fully offset revenue losses.
As a result of New York City regulations effective August 17, 2021, indoor entertainment venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including that all guests 12 years of age and older show proof of at least one dose of a COVID-19 vaccine. Following updated New York City regulations, effective January 29, 2022, all guests five years of age and older and all employees were required to provide proof that they have received either two doses of a two-shot COVID-19 vaccination, or one dose of a single-shot vaccine. Children under age five could attend events with a vaccinated adult, but children ages two to four were required to wear a mask while inside venues such as The Garden. Effective March 7, 2022, New York City lifted all COVID-19 vaccination requirements pertaining to guests in attendance at indoor entertainment venues, followed by a lifting of vaccination requirements applicable to professional athletes competing in such venues effective March 24, 2022. Also, in April 2022, New York State terminated the last of its mandatory COVID-19 rules for indoor venues. As a result, there are no capacity restrictions or vaccination requirements applicable to fan attendance at games at The Garden as of the date of this filing.
The Knicks and the Rangers each completed their full 82-game regular season schedules for the 2021-22 season in April 2022 and the Rangers are currently competing in the playoffs. Fan attendance during the regular season was impacted by the COVID-19 pandemic including the emergence of certain variants and ongoing reduced tourism levels.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in renewed governmental and league restrictions on attendance or otherwise impact attendance of games at The Garden. The Company’s business is also particularly sensitive to discretionary business and consumer spending. A pandemic such as COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on the Company’s business.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and nine months ended March 31, 2022 and 2021, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Event-related (a)	$119,728	$4,552	$232,672	$4,552
Media rights (b)	124,803	139,963	243,697	212,458
Sponsorship, signage and suite licenses	76,715	25,391	138,419	32,336
League distributions and other	16,528	13,104	31,361	19,473
Total revenues from contracts with customers	$337,774	$183,010	$646,149	$268,819
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2022 and June 30, 2021.

	March 31,	June 30,
	2022	2021
Receivables from contracts with customers, net (a)	$66,547	$30,834
Contract assets, current (b)	42,779	9,604
Deferred revenue, including non-current portion (c), (d)	133,233	162,628
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the Company’s accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2022 and June 30, 2021, the Company’s receivables reported above included $9,344 and $213, respectively, related to various related parties associated with contracts with customers. See Note 15 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of March 31, 2022, the Company had receivable balances related to escrow and player compensation recoveries of $23,790 and $7,511, recorded in Accounts receivable, net and Other assets, respectively. As of June 30, 2021, the Company had receivable balances related to escrow and player compensation recoveries of $36,525 and $10,700, recorded in Accounts receivable, net and Other assets, respectively.
(b)Contract assets, current, which are reported as Other current assets in the Company’s accompanying consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional. The Company had contract asset balances related to local media rights of $21,238 and $0 as of March 31, 2022 and June 30, 2021, respectively. See Note 15 for further details on these related party arrangements.
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue related to local media rights was $0 and $260 as of March 31, 2022 and June 30, 2021, respectively. See Note 15 for further details on these related party arrangements.
(d)Revenue recognized for the nine months ended March 31, 2022 relating to the deferred revenue balance as of June 30, 2021 was $111,580.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal Year 2022 (remainder)	$25,311
Fiscal Year 2023	115,040
Fiscal Year 2024	95,512
Fiscal Year 2025	59,451
Fiscal Year 2026	41,455
Thereafter	41,026
$377,795
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,275	24,156	24,235	24,120
Dilutive effect of shares issuable under share-based compensation plans	119	188	142	—
Weighted-average shares for diluted EPS	24,394	24,344	24,377	24,120
Weighted-average shares excluded from diluted earnings (loss) per share	—	—	—	331
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to the Company’s teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were net provisions of $304 (net of insurance recovery of $656), and $3,305 for the three months ended March 31, 2022 and 2021, respectively, and net provisions of $729 (net of insurance recovery of $656), and $17,003 for the nine months ended March 31, 2022 and 2021, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2022	June 30, 2021	March 31, 2021	June 30, 2020
Captions on the consolidated balance sheets:
Cash and cash equivalents	$49,176	$64,902	$69,128	$77,852
Restricted cash (a)	979	7,134	8,896	12,821
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$50,155	$72,036	$78,024	$90,673
_________________
(a)Restricted cash as of March 31, 2022 and June 30, 2020 primarily included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for more information). For all other periods, restricted cash relates to the Company’s revolving credit facilities (see Note 11 for more information).
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
In November 2021, MSG Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York (the “New MSGE Lease Agreement”). In accordance with the terms of the Sublease Agreement and the New MSGE Lease Agreement, the lease term of the Sublease Agreement was extended until October 31, 2024. The Company has accounted for this extension as a lease remeasurement and remeasured the right-of-use asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement. As a result of the remeasurement, non-cash additions to the right-of-use asset and operating lease liability of $1,244 were recorded during the nine months ended March 31, 2022.
In accordance with the terms of the Sublease Agreement, the Company has committed to enter into a new sublease agreement with MSG Entertainment for a lease term equivalent to the New MSGE Lease Agreement term, which ends January 31, 2046. In addition, in connection with the New MSGE Lease Agreement, the Company has entered into a commitment whereby if the New MSGE Lease Agreement were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices in Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046. As the Company has not yet entered into a new sublease for or taken possession of the new executive office space at Two Pennsylvania Plaza, no additional right-of-use assets or operating lease liabilities have been recorded as of March 31, 2022 related to the commitments discussed above.
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
During the three and nine months ended March 31, 2022 and 2021, the Company recognized operating lease costs associated with the Arena License Agreements with respect to games played at The Garden.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

As of March 31, 2022, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 5 months to 33 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s accompanying consolidated balance sheets as of March 31, 2022 and June 30, 2021:

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2022	June 30, 2021
Right-of-use assets:
Operating leases	Right-of-use lease assets	$689,580	$703,521
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$43,412	$41,951
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	703,718	691,152
Total lease liabilities		$747,130	$733,103
_________________
(a)As of March 31, 2022, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $42,713 and $703,269, respectively, that are payable to MSG Entertainment. As of June 30, 2021, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $41,541 and $690,792, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the Company’s accompanying consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended March 31,		Nine Months Ended March 31,
		2022	2021	2022	2021
Operating lease cost	Direct operating expenses	$29,737	$20,454	$59,004	$22,852
Operating lease cost	Selling, general and administrative expenses	613	611	1,837	1,833
Short-term lease cost	Direct operating expenses	42	35	119	86
Total lease cost		$30,392	$21,100	$60,960	$24,771
Supplemental Information
For the nine months ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $32,580 and $2,717, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of March 31, 2022 was 32.9 years. The weighted average discount rate was 7.13% as of March 31, 2022 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Maturities of operating lease liabilities as of March 31, 2022 are as follows:

Fiscal Year 2022 (remainder)	$10,964
Fiscal Year 2023	45,341
Fiscal Year 2024	45,361
Fiscal Year 2025	44,900
Fiscal Year 2026	45,374
Thereafter	2,113,312
Total lease payments	2,305,252
Less imputed interest	(1,558,122)
Total lease liabilities	$747,130
Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2022, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of March 31, 2022 and June 30, 2021 is $226,955.
The Company’s indefinite-lived intangible assets as of March 31, 2022 and June 30, 2021 are as follows:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
During the first quarter of fiscal year 2022, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2022	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(2,147)	$153
Non-compete agreements	2,400	(2,240)	160
Other intangibles	1,200	(613)	587
	$5,900	$(5,000)	$900

June 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,802)	$498
Non-compete agreements	2,400	(1,880)	520
Other intangibles	1,200	(523)	677
	$5,900	$(4,205)	$1,695
For the three months ended March 31, 2022 and 2021, amortization expense of intangible assets was $265 and $265, respectively. For the nine months ended March 31, 2022 and 2021, amortization expense of intangible assets was $795 and $795, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	March 31, 2022	June 30, 2021
Assets:
Money market account	I	$14,003	$33,820
Time deposits	I	34,017	5,000
Total assets measured at fair value		$48,020	$38,820
Assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market account and time deposits approximate fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$285,000	$285,000	$355,000	$355,000
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
All borrowings under the 2021 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2021 Knicks Revolving Credit Facility. The outstanding balance under the 2021 Knicks Revolving Credit Facility was $220,000 as of March 31, 2022, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Knicks Revolving Credit Facility as of March 31, 2022 was 1.65%. During the nine months ended March 31, 2022 the Company made interest payments of $2,418 in respect of the 2021 Knicks Revolving Credit Facility (including in respect of obligations under the 2020 Knicks Credit Agreement prior to the amendment and restatement thereof).
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
The 2021 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2022, Knicks LLC was in compliance with this financial covenant.
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
All borrowings under the 2021 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2021 Rangers Revolving Credit Facility. During the nine months ended March 31, 2022, the Company made principal repayments of $70,000 and the outstanding balance under the 2021 Rangers Revolving Credit Facility was $65,000 as of March 31, 2022, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Rangers Revolving Credit Facility as of March 31, 2022 was 2.15%. During the nine months ended March 31, 2022 the Company made interest payments of $1,816 in respect of the 2021 Rangers Revolving Credit Facility (including in respect of obligations under the 2020 Rangers Credit Agreement prior to the amendment and restatement thereof). In addition, on April 27, 2022, the Company made an additional principal repayment of $15,000 under the 2021 Rangers Revolving Credit Facility.
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
The 2021 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2022, Rangers LLC was in compliance with this financial covenant.
2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “2021 Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of March 31, 2022 and was recorded as Debt in the accompanying consolidated balance sheet. During the nine months ended March 31, 2022 the Company made interest payments of $675.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheet:

	March 31, 2022 (a)	June 30, 2021
Other current assets	$1,145	$1,759
Other assets	4,240	2,345
—————
(a) In connection with the 2021 Knicks Revolving Credit Facility and 2021 Rangers Revolving Credit Facility, the Company incurred $2,836 in deferred financing costs during the nine months ended March 31, 2022.
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
The following table presents components of net periodic benefit cost for the MSGS Pension Plans included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021. Net periodic benefit cost is reported in Miscellaneous expense, net.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest cost (credit)	$31	$(11)	$93	$109
Recognized actuarial loss	33	57	99	77
Net periodic benefit cost	$64	$46	$192	$186
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
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations were $1,238 and $3,076 for the three and nine months ended March 31, 2022, respectively, and $426 and $1,530 for the three and nine months ended March 31, 2021, respectively.

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
Share-based compensation expense was recognized in the consolidated statements of operations as a component of selling, general and administrative expenses. Share-based compensation expense was $6,973 and $19,178 for the three and nine months ended March 31, 2022, respectively, and $3,867 and $26,193 for the three and nine months ended March 31, 2021, respectively. There were no costs related to share-based compensation that were capitalized for the three and nine months ended March 31, 2022 and 2021, respectively.
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
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company and MSG Entertainment employees, for the nine months ended March 31, 2022:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2021	264	220	$234.39
Granted	63	44	$160.22
Vested	(140)	(85)	$254.96
Forfeited / Cancelled	—	(2)	$173.94
Unvested award balance, March 31, 2022	187	177	$200.10
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the MSGE Distribution.
The fair value of RSUs that vested during the nine months ended March 31, 2022 was $40,490. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s and MSG Entertainment’s employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 105 of these RSUs, with an aggregate value of $18,945, inclusive of $6,803 related to MSG Entertainment employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2022.
The fair value of RSUs that vested during the nine months ended March 31, 2021 was $36,099. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2021 was $162.22.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the nine months ended March 31, 2022:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2021	94	$145.78
Granted	—	$—
Cancelled	—	$—
Balance as of March 31, 2022	94	$145.78	5.71	$3,151
Exercisable as of March 31, 2022	94	$145.78	5.71	$3,151
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
During the nine months ended March 31, 2022 and 2021, the Company did not engage in any share repurchase activities under its share repurchase program. As of March 31, 2022, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
On July 9, 2021, MSG Networks merged with a subsidiary of MSG Entertainment and became a wholly-owned subsidiary of MSG Entertainment (the “MSGE-MSGN Merger”). Accordingly, agreements between the Company and MSG Networks are now effectively agreements with MSG Entertainment on a consolidated basis.
As of March 31, 2022, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.1% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment and AMC Networks Inc. (“AMC Networks”). Members of the Dolan family were the direct controlling stockholders of MSG Networks prior to the MSGE-MSGN Merger and indirectly control MSG Networks through MSG Entertainment’s ownership of MSG Networks.
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
•Transition Services Agreement (the “TSA”) pursuant to which the Company (i) receives certain services from MSG Entertainment, such as information technology, accounts payable, payroll, human resources, and other corporate functions, as well as the executive support services, in exchange for service fees and (ii) provides certain services to MSG Entertainment, such as certain communications, legal and ticketing services (including the provision of certain legal services the Company provided to MSG Networks prior to the MSGE-MSGN Merger), in exchange for service fees;
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
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with MSG Entertainment; and (ii) the Company’s Vice Chairman with AMC Networks and MSG Entertainment. The Company also previously shared such costs for the Company’s President and Chief Executive Officer with MSG Entertainment through March 31, 2022. Additionally, the Company, MSG Entertainment, and AMC Networks allocate the costs of certain personal aircraft and helicopter use by their shared executives.
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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues	$75,851	$80,322	$153,229	$103,752
Operating expenses:
Corporate general and administrative expenses, net	$10,225	$9,281	$31,579	$29,162
Costs associated with the Sponsorship sales and service representation agreements	8,389	5,449	16,857	10,184
Costs associated with the Arena License Agreements	42,196	24,843	83,212	27,697
Other operating expenses, net	479	239	800	290

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
Corporate general and administrative expenses, net
Corporate general and administrative expenses, net reflects net charges of $9,473 and $29,347 from MSG Entertainment pursuant to the TSA for certain business functions that were previously performed by internal resources for the three and nine months ended March 31, 2022, respectively, and $8,822 and $27,771 for the three and nine months ended March 31, 2021, respectively. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. In addition, Corporate general and administrative expenses, net reflects rent expense associated with the lease of office space from MSG Entertainment of $752 and $2,232 for the three and nine months ended March 31, 2022, respectively, and $678 and $2,047 for the three and nine months ended March 31, 2021, respectively. See Note 7 for more information regarding the lease of office space from MSG Entertainment. Corporate general and administrative expenses, net for the three and nine months ended March 31, 2021 also reflects charges from the Company to MSG Networks for the period prior to the MSGE-MSGN Merger pursuant to a services agreement between the Company and MSG Networks.
Costs associated with the Sponsorship sales and service representation agreements
Pursuant to the Sponsorship sales and service representation agreements, MSG Entertainment charges the Company sales commission fees and sponsorship fulfillment costs, as well as costs of MSG Entertainment sales and service staff and overhead associated with the sales of sponsorship assets.
Costs associated with the Arena License Agreements
For the three and nine months ended March 31, 2022, costs associated with the Arena License Agreements include $29,425 and $58,422, respectively, recorded as operating lease cost. For the three and nine months ended March 31, 2021, costs associated with the Arena License Agreements include $20,357 and $22,567, respectively, recorded as operating lease cost. See Note 7 for more information regarding Arena License Agreements.
Note 16. Income Taxes
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes, nondeductible officers’ compensation, and players’ disability insurance premiums expense. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax expense for the three and nine months ended March 31, 2022 of $34,993 and $30,939, respectively, reflect an effective tax rate of 59% and 58%.
Income tax expense for the three months ended March 31, 2021 of $53 differs from income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to tax benefit of $4,295 related to a decrease in the valuation allowance, partially offset by state income tax expense of $1,507 and tax expense of $561 resulting from nondeductible officers’ compensation.
Income tax benefit for the nine months ended March 31, 2021 of $275 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to tax expense of $13,168 related to an increase in the valuation allowance, tax expense of $1,954 resulting from nondeductible officers’ compensation, and tax expense of $1,558 resulting from the acceleration of share-based compensation expense in connection with the cancellation of certain awards, partially offset by state income tax benefit of $4,754.
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
•the duration and severity of the COVID-19 pandemic and our ability to effectively manage the impacts, including the availability of The Garden with no or limited fans, league decisions regarding play and other matters, the cancellation of games, the impact of restrictions imposed by New York State, New York City, or otherwise, reduced tourism, and general hesitancy among the public to engage in public activities due to COVID-19;
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
Factors Affecting Results of Operations
Impact of COVID-19 on Our Business
COVID-19 disruptions have materially impacted the Company’s operations and operating results, with the Company recognizing materially less revenues, or in some cases no revenues, across a number of areas during fiscal years 2020 and 2021. The Company’s operations and operating results were also impacted by temporary declines in attendance in fiscal year 2022, due to ongoing reduced tourism levels as well as an increase in cases during certain months of the fiscal year due to a COVID-19 variant.
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
In addition, the start of the 2020-21 NBA and NHL regular seasons were delayed, and the Knicks and the Rangers played fewer games, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule. These compare to traditional 82-game regular season schedules for both the NBA and NHL.
On December 16, 2020, and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their homes games at The Garden as part of their 2020-21 seasons. However, fans were initially prohibited from attending games due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, respectively.
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
In connection with the MSGE Distribution, we entered into the Arena License Agreements with MSG Entertainment. The Garden was not available for use between April 17, 2020 (the date of the MSGE Distribution) and the start of the NBA and NHL 2020-21 seasons in December 2020 and January 2021, respectively, due to the government-mandated suspension of events in response to COVID-19, and was available at reduced capacity through May 2021. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden, and the Company paid substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees to MSG Entertainment under the Arena License Agreements in their full contractual amounts.

During fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced, including, in addition to the reduced payments to MSG Entertainment under the Arena License Agreements described above, (i) NBA league assessments and day-of-game expenses for Knicks and Rangers games, and (ii) league revenue sharing, net of escrow and team personnel expense. These expense reductions did not fully offset revenue losses.
As a result of New York City regulations effective August 17, 2021, indoor entertainment venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including that all guests 12 years of age and older show proof of at least one dose of a COVID-19 vaccine. Following updated New York City regulations, effective January 29, 2022, all guests five years of age and older and all employees were required to provide proof that they have received either two doses of a two-shot COVID-19 vaccination, or one dose of a single-shot vaccine. Children under age five could attend events with a vaccinated adult, but children ages two to four were required to wear a mask while inside venues such as The Garden. Effective March 7, 2022, New York City lifted all COVID-19 vaccination requirements pertaining to guests in attendance at indoor entertainment venues, followed by a lifting of vaccination requirements applicable to professional athletes competing in such venues effective March 24, 2022. Also, in April 2022, New York State terminated the last of its mandatory COVID-19 rules for indoor venues. As a result, there are no capacity restrictions or vaccination requirements applicable to fan attendance at games at The Garden as of the date of this filing.
The Knicks and the Rangers each completed their full 82-game regular season schedules for the 2021-22 season in April 2022 and the Rangers are currently competing in the playoffs. Fan attendance during the regular season was impacted by the COVID-19 pandemic including the emergence of certain variants and ongoing reduced tourism levels.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in renewed governmental and league restrictions on attendance or otherwise impact attendance of games at The Garden. The Company’s business is also particularly sensitive to discretionary business and consumer spending. A pandemic such as COVID-19 could impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on the Company’s business.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, and (iii) certain contractual obligations.
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

Results of Operations
Comparison of the three and nine months ended March 31, 2022 versus the three and nine months ended March 31, 2021
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Nine Months Ended
	March 31,		Change (a)		March 31,		Change (a)
	2022	2021	$	%	2022	2021	$	%
Revenues	$337,774	$183,010	$154,764	85%	$646,149	$268,819	$377,330	NM
Direct operating expenses	206,273	126,510	79,763	63%	407,698	182,957	224,741	NM
Selling, general and administrative expenses	68,902	46,803	22,099	47%	172,230	138,708	33,522	24%
Depreciation and amortization	1,206	1,573	(367)	(23)%	3,847	4,840	(993)	(21)%
Operating income (loss)	61,393	8,124	53,269	NM	62,374	(57,686)	120,060	NM
Other expense:
Interest expense, net	(2,418)	(2,930)	512	17%	(9,013)	(7,406)	(1,607)	(22)%
Miscellaneous expense, net	(63)	(46)	(17)	(37)%	(190)	(236)	46	19%
Income (loss) from operations before income taxes	58,912	5,148	53,764	NM	53,171	(65,328)	118,499	NM
Income tax (expense) benefit	(34,993)	(53)	(34,940)	NM	(30,939)	275	(31,214)	NM
Net income (loss)	23,919	5,095	18,824	NM	22,232	(65,053)	87,285	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(584)	(373)	(211)	(57)%	(1,711)	(1,479)	(232)	(16)%
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$24,503	$5,468	$19,035	NM	$23,943	$(63,574)	$87,517	NM
_________________
NM – Percentage is not meaningful
(a)Operating results in the prior year period were materially impacted by the COVID-19 pandemic. Please see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” for more information.
Revenues
Revenues increased $154,764, or 85%, to $337,774 for the three months ended March 31, 2022 as compared to the prior year period. Revenues increased $377,330 to $646,149 for the nine months ended March 31, 2022 as compared to the prior year period. The net increases were attributable to the following:

	Three	Nine
	Months	Months
Increase in pre/regular season ticket-related revenues	$105,780	$210,264
Increase in suite license fee revenues	38,554	73,167
Increase in sponsorship and signage revenues	12,770	32,916
Increase in pre/regular season food, beverage and merchandise sales	9,700	18,527
(Decrease) increase in local media rights fees	(9,510)	39,597
(Decrease) increase in revenues from league distributions	(3,024)	551
Other net increases	494	2,308
	$154,764	$377,330
The increases in pre/regular season ticket-related revenues for the three and nine months ended March 31, 2022 were a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year periods. In the prior year periods, the Knicks and the Rangers played games at The Garden with no fans in attendance until February 23 and 26, 2021, respectively, and after that, played games with attendance restricted to 10% capacity.

The increases in suite license fee revenues for the three and nine months ended March 31, 2022 were a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year periods, as discussed above. In the prior year periods, for Knicks and Rangers games played with a limited number of fans in attendance, access to suites was sold by way of individual tickets, thus minimal suite license fee revenue was recognized for the three and nine months ended March 31, 2021.
The increases in sponsorship and signage revenues for the three and nine months ended March 31, 2022 were a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year periods, as discussed above. In addition, the increase for the nine months ended March 31, 2022 was also due to the delayed start of the 2020-21 NBA and NHL regular seasons in the prior year period.
The increases in pre/regular season food, beverage and merchandise sales for the three and nine months ended March 31, 2022 were a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year periods, as discussed above.
The decrease in local media rights fees for the three months ended March 31, 2022 was primarily due to the compressed timing of the NBA and NHL 2020-21 seasons resulting in revenue being recognized over a shorter time frame in the prior fiscal year, partially offset by the impact of the shortened NBA and NHL 2020-21 regular season schedules in the prior year period, as well as contractual rate increases. The increase in local media rights fees for the nine months ended March 31, 2022 was primarily due to the delayed start of the 2020-21 NBA and NHL regular seasons and the impact of the shortened NBA and NHL 2020-21 regular season schedules in the prior year period, as well as contractual rate increases. In addition, the increase for the nine months ended March 31, 2022 was slightly offset by the recognition of local media rights fees in the prior year period associated with the Rangers’ participation in the Stanley Cup Qualifiers.
The decrease in revenues from league distributions for the three months ended March 31, 2022 was primarily due to the compressed timing of the NBA and NHL 2020-2021 seasons resulting in revenue being recognized over a shorter time frame in the prior fiscal year, partially offset by increased NBA and NHL national media rights fees and higher other league distributions in the current year period. The increase in revenues from league distributions for the nine months ended March 31, 2022 was primarily due to (i) higher NBA and NHL national media rights fees and other league distributions as a result of the delayed start of the 2020-21 NBA and NHL regular seasons in the prior year period and (ii) increased NBA and NHL national media rights fees and other league distributions in the current year period. In addition, the increase for the nine months ended March 31, 2022 was partially offset by the recognition of the remainder of national media rights fees related to the 2019-20 NBA and NHL seasons during the first quarter of fiscal year 2021 that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020. After suspending the 2019-20 seasons in March 2020 due to the COVID-19 pandemic, the NHL and NBA subsequently restarted their seasons which were completed in September and October 2020, respectively.
Direct operating expenses
Direct operating expenses increased $79,763, or 63%, to $206,273 for the three months ended March 31, 2022 as compared to the prior year period. Direct operating expenses increased $224,741 to $407,698 for the nine months ended March 31, 2022 as compared to the prior year period. The net increases were attributable to the following:

	Three	Nine
	Months	Months
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$58,244	$70,211
Increase in other team operating expenses not discussed elsewhere in this table	11,121	46,874
Increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	9,084	35,854
Increases in pre/regular season expense associated with food, beverage and merchandise sales	3,790	8,276
Increase in team personnel compensation	525	78,210
Decrease in net provisions for certain team personnel transactions	(3,001)	(14,684)
	$79,763	$224,741

Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022	2021	Increase	2022	2021	Increase
Net provisions for league revenue sharing expense (net of escrow) and NBA luxury tax	$26,471	$(31,773)	$58,244	$47,748	$(22,463)	$70,211
The increases in net provisions for league revenue sharing expense (net of escrow) and NBA luxury tax for the three and nine months ended March 31, 2022 were primarily due to higher provisions for league revenue sharing expense (net of escrow) of $61,787 and $78,019, respectively, as a result of higher escrow recoveries and lower revenue sharing expense in the prior year periods, which reflected the impact of the COVID-19 pandemic, partially offset by higher estimated recoveries of NBA luxury tax in the current year periods. In addition, the increase in league revenue sharing expense (net of escrow) for the nine months ended March 31, 2022 was partially offset by adjustments to revenue sharing expense for the 2019-20 NBA and NHL seasons in the prior year period. Based on the completion of the 2019-20 NBA and NHL seasons during the three months ended September 30, 2020, the Company recognized a portion of revenue sharing expense (net of escrow) related to those seasons during that period that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.
The Knicks were not a luxury tax payer for the 2020-21 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of March 31, 2022 would not result in the team being a luxury tax payer for the 2021-22 season.
The actual amounts for the 2021-22 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The increases in other team operating expenses not discussed elsewhere in this table for the three and nine months ended March 31, 2022 were a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year periods, as discussed above, and the delayed start of the 2020-21 NBA and NHL regular seasons in the prior year periods. Other team operating expenses not discussed elsewhere in this table primarily consists of league assessments and expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel and player insurance.
The increases in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the three and nine months ended March 31, 2022 were primarily a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year periods, as discussed above. In addition, the increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the nine months ended March 31, 2022 was also due to the delayed start of the 2020-21 NBA and NHL regular seasons in the prior year period.
The increases in pre/regular season expense associated with food, beverage and merchandise sales for the three and nine months ended March 31, 2022 were a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year periods, as discussed above.
The increase in team personnel compensation for the nine months ended March 31, 2022 was primarily due to the net impact of the delayed start and shortened 2020-21 NBA and NHL regular seasons in the prior year period and higher player compensation in the current year period. This increase in team personnel compensation for the nine months ended March 31, 2022 was partially offset by the recognition of player compensation expense during the prior year period that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 as a result of the NBA completing the 2019-20 season in October 2020.

Net provisions (credits) for certain team personnel transactions were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Waivers/contract terminations	$65	$3,305	$(3,240)	$723	$14,420	$(13,697)
Player trades	(1,066)	—	(1,066)	(1,066)	2,583	(3,649)
Season-ending player injuries (a)	1,305	—	1,305	2,662	—	2,662
Net provisions for certain team personnel transactions	$304	$3,305	$(3,001)	$2,319	$17,003	$(14,684)
——————————
(a) Net of insurance recovery of $656 for the three and nine months ended March 31, 2022.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2022 increased $22,099, or 47%, to $68,902 as compared to the prior year period. Selling, general and administrative expenses for the nine months ended March 31, 2022 increased $33,522, or 24%, to $172,230 as compared to the prior year period. For the three and nine months ended March 31, 2022 the increases were primarily due to higher (i) employee compensation and related benefits (including separation-related costs), (ii) marketing costs, (iii) commissions related to the Company’s sponsorship sales and service representation agreements with MSG Entertainment, and (iv) costs related to the Company’s TSA with MSG Entertainment.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2022 decreased $367, or 23%, to $1,206 as compared to the prior year period. Depreciation and amortization for the nine months ended March 31, 2022 decreased $993, or 21%, to $3,847 as compared to the prior year period.
Operating income (loss)
Operating income for the three months ended March 31, 2022 increased $53,269 to $61,393 as compared to the prior year period. For the nine months ended March 31, 2022, operating income of $62,374 improved $120,060 as compared to the period year period. For the three and nine months ended March 31, 2022 the improvements to operating income were primarily due to increases in revenues, partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses.
Interest expense, net
Net interest expense for the three months ended March 31, 2022 decreased $512, or 17%, to $2,418 as compared to the prior year period. Net interest expense for the nine months ended March 31, 2022 increased $1,607, or 22%, to $9,013 as compared to the prior year period. The decrease in net expense for the three months ended March 31, 2022 was primarily a result of principal repayments made under the Rangers revolving credit facility during the current year period. The increase in net interest expense for the nine months ended March 31, 2022 was primarily driven by (i) commitment fees on unused commitments as a result of principal repayments made under the Rangers revolving credit facility during the current year period, (ii) interest expense related to the advances received in March 2021 under the 2021 Rangers NHL Advance Agreement, and (iii) acceleration of certain previously incurred financing costs when the Company terminated the 2020 Knicks Holdings Revolving Credit Facility in its entirety during December 2021.
Income taxes
See Note 16 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income (loss)
The Company evaluates performance based on several factors, of which the key financial measure is operating income (loss) excluding (i) deferred rent expense under the Arena License Agreements with MSG Entertainment, (ii) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iii) share-based compensation expense or benefit, (iv) restructuring charges or credits, (v) gains or losses on sales or dispositions of businesses, and (vi) the impact of purchase accounting adjustments related to business acquisitions, which is referred to as adjusted operating income (loss), a non-

GAAP measure.
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
The following are the reconciliations of operating income (loss) to adjusted operating income (loss) for the three and nine months ended March 31, 2022 as compared to the prior year period:

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Operating income (loss)	$61,393	$8,124	$53,269	NM	$62,374	$(57,686)	$120,060	NM
Deferred rent	11,882	16,478			23,590	18,280
Depreciation and amortization	1,206	1,573			3,847	4,840
Share-based compensation	6,973	3,867			19,178	26,193
Restructuring charges	—	—			—	1,644
Adjusted operating income (loss)	$81,454	$30,042	$51,412	NM	$108,989	$(6,729)	$115,718	NM
For the three months ended March 31, 2022, adjusted operating income increased $51,412 to $81,454 as compared to the prior year period. For the nine months ended March 31, 2022, adjusted operating income of $108,989 improved $115,718 as compared to the prior year period. For the three and nine months ended March 31, 2022 the improvements were primarily due to increases in revenues partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses.
Liquidity and Capital Resources
Overview
Our operations and operating results have been materially impacted by the COVID-19 pandemic and government and league actions taken in response. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors — Sports Business Risks — Our Operations and Operating Results Have Been, and May Continue to be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. In addition, see also Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further information.
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

As of March 31, 2022, we had approximately $49,200 in Cash and cash equivalents. In addition, as of March 31, 2022, the Company’s deferred revenue obligations were approximately $79,753, net of billed, but not yet collected deferred revenue. The current portion of this balance is primarily comprised of obligations in connection with tickets. In addition, the Company's deferred revenue obligations included $30,000 from the NBA, which the league provided to each team following the completion of the NBA’s $900,000 private placement in December 2020.
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
We believe we have sufficient liquidity, including approximately $49,200 in Cash and cash equivalents as of March 31, 2022, along with $240,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations, including with respect to the return or application of deferred revenue for the foreseeable future. In addition, on April 27, 2022, the Company made an additional principal repayment of $15,000 under the 2021 Rangers Revolving Credit Facility using cash on hand.
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
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,
	2022	2021
Net income (loss)	$22,232	$(65,053)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	55,511	31,389
Subtotal	77,743	(33,664)
Changes in working capital assets and liabilities	(13,510)	(20,703)
Net cash provided by (used in) operating activities	64,233	(54,367)
Net cash used in investing activities	(1,136)	(437)
Net cash (used in) provided by financing activities	(84,978)	42,155
Net decrease in cash, cash equivalents and restricted cash	$(21,881)	$(12,649)
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2022 was $64,233 as compared to net cash used in operating activities in the prior year period of $54,367. This was primarily due to the increase in net income in the current year period, adjusted for non-cash items and, to a lesser extent, changes in working capital assets and liabilities driven by the COVID-19 pandemic in the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2022 increased by $699 to $1,136 as compared to the prior year period primarily due to higher capital expenditures and other investing activities in the current year period as compared to prior year period.

Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2022 was $84,978 as compared to net cash provided by financing activities in the prior year period of $42,155. This was due to (i) partial principal repayments on the 2021 Rangers Credit Agreement in the current year period, (ii) proceeds from the 2021 Rangers NHL Advance Agreement in the prior year period as compared to none in the current year period, and (iii) additional borrowings in the prior year period under the amended and extended 2021 Knicks Credit Agreement and 2021 Rangers Credit Agreement (prior to the amendment and restatement thereof) as compared to no borrowings in the current year period.
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
Goodwill
The carrying amount of goodwill as of March 31, 2022 is $226,955. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2022:

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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of March 31, 2022, we had a total of $285 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of March 31, 2022 and continuing for a full year would increase interest expense by approximately $2.9 million.

Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2022, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the three months ended March 31, 2022, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement dated March 17, 2022, between Madison Square Garden Sports Corp. and Jamaal Lesane. †
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL and contained in Exhibit 101.
_________________
† This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May 2022.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer