Form 10-K
period 2022-06-30
Madison Square Garden Sports Corp.
filed 2022-08-18
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Sports Corp. computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.3 billion
Number of shares of common stock outstanding as of July 29, 2022:

Class A Common Stock par value $0.01 per share	—	19,696,838
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2022 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Sports Corp., formerly The Madison Square Garden Company, is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Sports, LLC and its direct and indirect subsidiaries. Our telephone number is 212-465-4111, our website is http://www.msgsports.com and the investor relations section of our website is http://investor.msgsports.com. Through the investor relations section of our website, we make available, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports and other statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials become available as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Copies of these filings are also available on the SEC’s website (www.sec.gov). References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All of the outstanding common stock of the Company was distributed to MSG Networks shareholders (the “MSGS Distribution”) on September 30, 2015 (the “MSGS Distribution Date”).
On April 17, 2020 (the “MSGE Distribution Date”), the Company distributed all of the outstanding common stock of Madison Square Garden Entertainment Corp. (formerly MSG Entertainment Spinco, Inc. and referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”). MSG Entertainment owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) each holder of the Company’s Class B common stock received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock held of record as of the close of business, New York City time, on the Record Date.
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
•Maximize the value of our exclusive live sports content. With today’s rapidly evolving media landscape, live sports telecasts have become increasingly valuable to distributors and advertisers. In October 2015, the Knicks and the Rangers entered into 20-year local media rights agreements with MSG Networks, creating a significant recurring and growing revenue stream for the Company. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. MSG Networks makes this content available to our fans on its regional sports networks, MSG Network and MSG+, and through its live streaming and on-demand platform, MSG GO. In addition, our Company also receives a pro-rata share of fees related to the NBA’s and NHL’s national media rights agreements. Following the 2020-21 season, the NHL entered into U.S. national media rights agreements with The Walt Disney Company and WarnerMedia, LLC that will expire following the 2027-28 season. The NHL’s agreement with Rogers Communications (Canada) expires following the 2025-26 season. The NBA’s agreements with The Walt Disney Company and WarnerMedia, LLC expire after the 2024-25 regular season.
•Utilize our unique assets and an integrated approach to drive sponsorship and suite sales. Our Company possesses powerful and attractive assets that also benefit from being part of a broader sports, entertainment and media offering as a result of our Company’s various agreements with MSG Entertainment. These agreements enable us to partner with MSG Entertainment on an integrated approach to marketing partnerships and corporate hospitality solutions to drive sponsorship, signage and suite sales. For example:
◦Our assets are highly sought after by companies that value the popularity of our sports franchises, the demographic makeup of our fans, and our unique position in the New York market. The attractiveness of our assets is further strengthened by the Sponsorship Sales and Service Representation Agreements and Arena License Agreements with MSG Entertainment which create compelling, broad-based marketing platforms by combining our professional sports brands and MSG Entertainment’s live entertainment and media assets. This integrated approach to marketing partnerships — which delivers unrivaled sports, entertainment and media exposure in the New York market — has already attracted world-class partners such as JPMorgan Chase, Anheuser-Busch, BetMGM, Caesars Sportsbook, Delta Air Lines, DraftKings, Infosys, Kia, Benjamin Moore, Lexus, PepsiCo, and Squarespace, among others. In addition, our presence in esports with CLG and Knicks Gaming provides us with the opportunity to introduce both our existing marketing partners and new brands to esports’ global fan base, primarily comprised of millennials and Generation Z — attractive, yet hard-to-reach, demographics for advertisers.
◦Our Arena License Agreements with MSG Entertainment enable MSG Entertainment to offer corporate hospitality solutions that bring together our live sporting events with MSG Entertainment’s live entertainment offerings and provide for the sharing of revenues from such offerings. For example, The Garden offers a variety of suite and club products, including 21 Event Level suites, 58 Lexus Level suites, 18 Infosys Level suites, the Caesars Sportsbook Lounge (formerly the Madison Club), Suite Sixteen and the Loft Club. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers with the majority being multi-year agreements, most of which have annual escalators. We believe the unique combination of our live sporting events and MSG Entertainment’s live entertainment offerings, along with the continued importance of corporate hospitality to our guests, positions us well to continue to grow this area of the business.
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
Our Business
Our Sports Franchises
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, as well as some of the greatest athletes to ever play the game. The team also has a large and passionate fan base that spans a wide demographic mix. As the Knicks head into the 2022-23 season, the team has a young core with 11 players under the age of 25 and has amassed a substantial number of draft picks over the next seven years.
New York Rangers
The Rangers hockey club is one of the NHL’s “Original Six” franchises. Heading into its 96th season, the Rangers are a storied franchise and one of the league’s marquee teams, with four Stanley Cup Championships and one of the most passionate, loyal and enthusiastic fan bases. For the 2021-22 season, the Rangers won 52 games in the regular season, tied for the second most in franchise history, and earned a trip to the Eastern Conference Finals for the first time since 2015.
Westchester Knicks
In March 2014, the Company acquired the right to own and operate an NBAGL team, the Westchester Knicks. The team serves as the exclusive NBA G League affiliate of the Knicks. The Westchester Knicks compete at Total Mortgage Arena in Bridgeport, CT supporting the development and injury rehabilitation of Knicks players through varied assignments.
Hartford Wolf Pack
The Hartford Wolf Pack, a minor-league hockey team in the AHL, is the top affiliate team for the Rangers. The Rangers send draft picks, prospects and other players to the Hartford Wolf Pack to compete, gain valuable ice time and develop. The Rangers can call up players from Hartford to their own roster during the regular season when needed.
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
Knicks Gaming
Knicks Gaming, our esports franchise that competes in the NBA 2K League, was one of the inaugural teams when the league debuted in 2018. In August 2018, Knicks Gaming won the first-ever NBA 2K League Championship title after securing a playoff bid through its Ticket Tournament Championship victory.

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
Impact of COVID-19
During fiscal years 2020 and 2021, COVID-19 disruptions materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases, no revenues, across a number of areas. In fiscal year 2022, the Company’s operations and operating results were also impacted by temporary declines in attendance due to ongoing reduced tourism levels as well as an increase in COVID-19 cases during certain months of the fiscal year.
Fiscal Years 2020 and 2021
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
In addition, the start of the 2020-21 NBA and NHL regular seasons were delayed. The Knicks and the Rangers did not start their seasons until December 16, 2020 and January 14, 2021, respectively, initially with no fans and then with fan attendance limited to 10% capacity starting on February 23 and February 26, respectively, due to government-mandated assembly restrictions.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021. During the 2020-2021 season, the Knicks and the Rangers each played fewer games than their traditional 82-game regular season schedules, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule.
These disruptions materially impacted the Company’s revenues across a number of areas, including, ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; local media rights fees; and food, beverage and merchandise sales.
In connection with the MSGE Distribution, we entered into the Arena License Agreements with MSG Entertainment. At the time of the MSGE Distribution, the Garden was not available for use due to the government-mandated suspension of events in response to COVID-19, and was only available at reduced capacity beginning in December 2020 through May 2021. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden, and the Company paid substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees to MSG Entertainment under the Arena License Agreements in their full contractual amounts.
During fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced, including (i) payments to MSG Entertainment under the Arena License Agreements described above, (ii) NBA league assessments and day-of-game expenses for Knicks and Rangers games, and (iii) league revenue sharing, net of escrow and team personnel expense. These expense reductions did not fully offset revenue losses.

Fiscal Year 2022
Starting August 17, 2021, indoor entertainment venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including vaccination and/or mask requirements for guests. In March 2022, New York City lifted all COVID-19 vaccination requirements pertaining to guests and professional athletes at indoor entertainment venues such as The Garden. There are no capacity restrictions or vaccination requirements applicable to fan attendance at games at The Garden as of the date of this filing.
The Knicks and the Rangers each completed their full 82-game regular season schedules for the 2021-22 season in April 2022 and the Rangers competed in the playoffs in May and June 2022, playing ten home playoff games in total. Fan attendance during fiscal year 2022 was impacted by the COVID-19 pandemic, including the emergence of certain variants and ongoing reduced tourism levels.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in renewed governmental and league restrictions on attendance or otherwise impact attendance of games at The Garden.
See “Item 1A. Risk Factors — Sports Business Risks — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” and “Item 7. Management’s Discussion and Analysis — Introduction — Factors Affecting Operating Results — Impact of COVID-19 on Our Business.”
The Role of the Leagues in Our Operations
As franchises in professional sports leagues, our teams are members of their respective leagues and, as such, are subject to certain rules, regulations and limitations on the control and management of their affairs. The respective league constitutions of our sports teams, under which each league is operated, together with the collective bargaining agreements (each a “CBA”) that each of the NBA and NHL has signed with its players’ association, contain numerous provisions that, as a practical matter, could impact the manner in which we operate our business. In addition, under the respective league constitutions of our sports teams, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other sports teams in the league, may be empowered in certain circumstances to take certain actions believed to be in the best interests of the league, whether or not such actions would benefit our sports teams and whether or not we consent or object to those actions.
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
Media Rights
We generally license the local media rights for our sports teams’ home and away games. Subsidiaries of the Company have entered into media rights agreements with MSG Networks covering the local telecast and radio rights for the Knicks and the Rangers. Each agreement has a remaining term of approximately 13 years.
Our Community
The Company is committed to leveraging the power of its brands to benefit communities across the tri-state area. The Knicks and the Rangers both run grassroots programs - Junior Knicks and Junior Rangers - focused on eliminating barriers and creating more inclusive opportunities for all kids to enjoy basketball and hockey. To date, over 260,000 tri-state area youth have participated in Junior Knicks and Junior Rangers this fiscal year. The Company is also dedicated to affecting positive change through social impact and cause-related initiatives including food donations, providing free educational resources to local schools and supporting non-profits and fundraising efforts across the region.
Our Company also has a close association with The Garden of Dreams Foundation (the “Foundation”), a non-profit organization that assists young people in need. In partnership with the Company and MSG Entertainment, the Foundation provides young people in our communities with access to educational and skills opportunities; mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. The Foundation focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. Since it was established in 2006, the Foundation has impacted more than 400,000 children and their families.
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
Competition
Our business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL, AHL and NBAGL teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the New York Yankees (the “Yankees”) and the New York Mets (the “Mets”)), two National Football League teams (the New York Giants (the “Giants”) and the New York Jets (the “Jets”)), two additional NHL teams (the New York Islanders (the “Islanders”) and the New Jersey Devils (the “Devils”)), a second NBA team (the Brooklyn Nets (the “Nets”)) and two Major League Soccer franchises (the New York Red Bulls and the New York City Football Club). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to many other non-sports related entertainment options.
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
The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our sports teams and general economic and health and safety conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. The concentration of our revenues and expenses, however, was different in fiscal year 2021 due to the effects of the COVID-19 pandemic.
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
Diversity and Inclusion (“D&I”)
We aim to create an employee experience that fosters the Company’s culture of respect. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. To advance these efforts, we maintain a joint Diversity and Inclusion Council (the “D&I Council”) comprised of employees from the Company and MSG Entertainment who have demonstrated a high level of passion and commitment to diversity and inclusion.
Several D&I Council initiatives have furthered these objectives under our expanded Talent Management, Diversity and Inclusion function, including:
Workforce: Embedding Diversity and Inclusion through Talent Actions
•Introduced bi-annual workforce demographic dashboards to the management team and facilitated four diversity and inclusion content-specific working sessions to advise leaders on strategies to build and retain inclusive teams.
•Revisited our mandatory Inclusive Selection Training for managers and developed guidelines to de-bias talent review conversations with an aim to increase objectivity and consistency around leadership potential.
•Developed an Emerging Talent List to expand our talent pool to better identify and develop high performing diverse talent for expanded roles and promotable opportunities.
Workplace: Building an Inclusive and Accessible Community
•In fiscal year 2022, we launched the MSG Diversity & Inclusion Heritage Month enterprise calendar to acknowledge and celebrate culturally relevant days and months of recognition, anchored by our six employee resource groups: Asian Americans and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women. Viewership of D&I related content on internal employee communications portal more than doubled year-over-year (combined with MSG Entertainment).
•Introduced a Paid Military Leave benefit to support our employees who are called to military service, demonstrating our commitment to be a military-friendly employer.
•Launched our first employer-branded campaign, “We Are MSG”, reflecting the values of the Company and MSG Entertainment and the diversity that unites our community. The first video, Faces of MSG, was publicly released on internal and external platforms, anchoring our careers website and LinkedIn page.
Community: Bridging the Divide through Expansion to Diverse Stakeholders
•Focused on connecting with minority-owned businesses to increase the diversity of our vendors and suppliers by leveraging employee resource groups and our community, which creates revenue generating opportunities for diverse suppliers to promote their businesses and products. In fiscal year 2022, we hosted the Black Fashion Pop-Up Shop and Pride Fest for Black and LGBTQ+ entrepreneurs, respectively.

•Invested in an external facing supplier diversity portal on our website, which we expect to launch in fiscal year 2023. The portal is for all diverse suppliers across all spectrums of identity that are interested is doing business with us.
•Strengthened our commitment to higher education institutions to increase campus recruitment pipelines. In partnership with the Knicks and our social impact team, we hosted the 1st Annual Historically Black Colleges and Universities (“HBCU”) Night highlighting the important contributions of these institutions. In partnership with Chase, we awarded a twenty-five-thousand-dollar scholarship to a Spelman College student. Additionally, we hosted HBCU SpringComing Innovation Lab for select HBCU alumni and students, leveraging their insights to strengthen our recruitment outreach strategy. We also partnered with select City University of New York students to host resume workshops curated and sponsored by the PRIDE employee resource group.
Talent
As of June 30, 2022, we had approximately 467 full-time union and non-union employees and 425 part-time union and non-union employees.
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
Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: domestic partner coverage; medical, dental and vision plan options; life insurance benefits for the employee and their dependents; a 401k plan with 100% employer match; an employee assistance program which also provides assistance with child and elder care resources; legal support; wellness programs and financial planning seminars. These resources are intended to support the physical, emotional and financial well-being of our employees.
In addition, approximately 12% of our employees were represented by unions as of June 30, 2022, most of whom are our players. There are no union employees subject to CBAs that expired as of June 30, 2022 and no union employees subject to CBAs that will expire by June 30, 2023.
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
See “Item 1A. Risk Factors — Economic and Business Relationship Risks — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”

Financial Information about Geographic Areas
Substantially all of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.

Item 1A. Risk Factors
Sports Business Risks
Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.
In March 2020, the NBA and NHL suspended their 2019-20 seasons due to COVID-19, and as a result, virtually all of our business operations were suspended. In addition, the start of the 2020-21 NBA and NHL regular seasons were delayed, and the Knicks and the Rangers each played fewer games than their traditional 82-game regular season schedules, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule.
Even once Knicks and Rangers games resumed at The Garden, there were varying levels of restrictions on fan attendance and professional athletes due to New York City and New York State regulations. For example, fans were initially prohibited from attending games due to government-mandated assembly restrictions through February 2021, and home games at The Garden were then limited to 10% capacity through May 2021. Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. New York City did not lift vaccination requirements applicable to fan attendance and professional athletes competing at The Garden until March 2022.
As a result of the foregoing, COVID-19 disruptions materially impacted our operations and operating results for fiscal years 2020 and 2021, with us recognizing materially less revenues, or over certain periods of time no revenues, across a number of areas, including, ticket sales; our share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; local media rights fees; and food, beverage and merchandise sales. For example, a significant portion of our revenue is earned from media rights fees from the local broadcast of Knicks and Rangers games and our share of fees paid for league-wide media rights, which are not recognized if those games are not played. As a result of the shortened 2020-21 NBA and NHL seasons, the Company’s revenues earned from local media rights fees were reduced by approximately $16 million and revenues earned by the Company for league-wide media rights were reduced by approximately $1 million.
Our operations and operating results continued to be impacted by COVID-19 during fiscal year 2022, but to a lesser extent. Even though full attendance at Knicks and Rangers games was permitted during fiscal year 2022, results were impacted by temporary declines in attendance due to ongoing reduced tourism levels as well as an increase in COVID-19 cases during certain months of the fiscal year.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in renewed governmental and league restrictions on attendance or otherwise impact attendance of games at The Garden, demand for our sponsorship, tickets and other premium inventory. Accordingly, no assurances can be made as to whether and when the 2022-23 seasons will occur, the number of games played for the 2022-23 seasons, that the games will be played at The Garden or will be played with any in-arena audiences or without capacity limitations. If, due to a resurgence in COVID-19 or otherwise, the NBA and the NHL do not play a minimum number of games required under the league-wide media rights agreements or the Knicks or the Rangers do not make available to MSG Networks the number of games during the season required under the local media rights agreements, the amounts of revenues we earn could be substantially reduced depending upon the number of games not played or not made available to MSG Networks and an event of default may occur under the Knicks and the Rangers credit agreements. See “— Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business” and “— Economic and Business Relationship Risks — We Do Not Own The Garden and Our Failure to Renew the Arena License Agreements or MSG Entertainment’s Failure to Operate The Garden in Compliance with the Arena License Agreements or Extensive Governmental Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Our business is also particularly sensitive to discretionary business and consumer spending. A pandemic such as COVID-19 could also impede economic activity in impacted regions or globally over the long-term, causing a global recession and leading to a further decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on our business. In addition, remote and/or hybrid in-office work arrangements in the New York City metropolitan area could result in reduced attendance at Knicks and Rangers games. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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
Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and the Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and the Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. In addition, the popularity of our sports teams can impact television ratings, which could affect the long-term value of the media rights for the Knicks and/or the Rangers. Furthermore, success in the regular season may qualify one or both of our sports teams for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our sports teams and, more importantly, by generating increased excitement and interest in our sports teams, which can help drive a number of our revenue streams, including by improving attendance and sponsorships, in subsequent seasons. The Knicks last qualified for the post-season during the 2020-21 NBA season and the Rangers last qualified for the post-season during the 2021-22 NHL season. In addition, league, team and/or player actions or inactions, including protests, may impact the popularity of the Knicks, the Rangers or the leagues in which they play. There can be no assurance that any of our sports teams, including the Knicks and the Rangers, will maintain continued popularity or compete in post-season play in the future.

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
The Actions of the NBA, NHL and Esports Leagues May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the NBAGL) and the NHL (including the AHL) have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective leagues, which may not necessarily be consistent with maximizing our results of operations and which could affect our sports teams in ways that are different than the impact on other sports teams. Decisions by the NBA or the NHL could have a material negative effect on our business and results of operations. For example, failure to follow rules and regulations of the NBA or NHL could result in fines, loss of draft picks or other actions by the leagues.
From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights examples of areas in which decisions of the NBA and the NHL could materially affect our business.
•The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the local, national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our sports teams and the leagues, and the Internet and mobile-based activities of our sports teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew or replace these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. We receive significant revenues from MSG Networks for the right to telecast games of the Knicks and the Rangers. Changes to league rules, regulations and/or agreements, including changes to league schedules and national and international media rights, could impact the availability of games covered by our local media rights and could negatively affect the rights fees we receive from MSG Networks and our business and results of operations.

•The NBA and NHL impose certain rules that define, under certain circumstances, the territories in which our sports teams operate, including the markets in which our games may be telecast. The sports leagues have also asserted control over other important decisions, such as the length and format of, and the number of games in, the playing season, preseason and playoff schedules, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, luxury taxes and revenue sharing. Changes to these rules could have a material negative effect on our business and results of operations. For example, we were subject to the leagues’ decisions with respect to the 2019-20, 2020-21 and 2021-22 seasons as a result of the COVID-19 pandemic and player, team and/or league protests and actions. See “— Economic and Business Relationship Risks — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
•The NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2022, the Knicks and the Rangers recorded approximately $82.4 million in estimated revenue sharing expenses, net of escrow receipts. The actual amounts for the 2021-22 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
•The NBA and the NHL impose certain restrictions on the ability of owners to undertake certain types of transactions in respect of teams, including a change in ownership and team relocation. The NBA and NHL have also imposed significant restrictions on amounts of financing and/or certain types of financings and the rights of those financing providers. See “Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Financing Agreements and Stock Repurchases” and Note 13 to the consolidated financial statements. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interest of the Company and its stockholders if we were unable to obtain any required league approvals in a timely manner or at all.
•The possibility of further NBA and/or NHL expansion could create increased competition for the Knicks and the Rangers, respectively. The most recent NHL expansion occurred in 2021 with the addition of the Seattle Kraken (following the addition of the Vegas Golden Knights in 2017) and the most recent NBA expansion occurred in 2004 with the addition of the Charlotte Bobcats (now Charlotte Hornets). Because revenue from national media rights agreements is divided equally among all NBA and NHL teams, any further expansion would dilute the revenue realized by the Knicks and/or the Rangers from such agreements. Expansion also increases competition for talented players among NBA and/or NHL teams. Any expansion in the New York City metropolitan area, in particular, could also draw fan, consumer and viewership interest away from the Knicks and/or the Rangers.
•Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to our teams and their personnel, and/or the Company as a whole, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means. It is possible that any such changes could materially negatively affect our business and results of operations to the extent they are ultimately determined to bind our teams. The commissioners of each of the NBA and NHL assert significant authority to take certain actions on behalf of their respective leagues under certain circumstances. Decisions by the commissioners of the NBA and the NHL, including on the matters described above, may materially negatively affect our business and results of operations. The leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself. See “— Economic and Business Relationship Risks — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
The esports leagues may also assert control over certain matters, that may affect our revenues. For example, they have adopted a number of rules and regulations governing the length and format of the playing season, how teams may generate revenue and player rosters.
Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may be substantially impacted by serious and/or untimely injuries to or illness of key players. In addition, even with team and league-wide health and safety precautions in place and compliance with governmental and other COVID-19 protocols we may adopt, our players may nevertheless contract COVID-19 and, as a result, our ability to participate in games may be substantially impacted. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We maintain insurance to mitigate some of the risk of paying certain player salaries in the event of a player’s death or disability. In the event of injuries sustained resulting in lost services (as defined in the applicable insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in every circumstance or on terms that are commercially feasible and such insurance may contain significant dollar limits and/or exclusions from coverage for pre-existing medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
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
Our subsidiaries have incurred substantial indebtedness. New York Knicks, LLC and New York Rangers, LLC, which own the assets of the Knicks and the Rangers franchises, respectively, have entered into revolving credit facilities. As of June 30, 2022, the outstanding balance under the Knicks Revolving Credit Facility was $220 million, while there was no outstanding balance under the Rangers Revolving Credit Facility. Both credit facilities expire in December 2026. New York Rangers, LLC also received a $30 million advance from the NHL, which is payable upon demand by the NHL. As of June 30, 2022, the outstanding balance of the advance was $30 million.
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
Furthermore, a resurgence in the COVID-19 pandemic may cause our interest expense to be substantial relative to our revenues and cash outflows. Our interest expense could also increase if interest rates increase (including in connection with rising inflation) as our indebtedness bears interest at floating rates (or to the extent we have to refinance existing debt with higher cost debt).
The Knicks Revolving Credit Facility includes covenants and events of default that may be implicated by a shortfall in the amount of national media rights revenue received by the Knicks. The Rangers Revolving Credit Facility includes covenants and events of default that may be implicated by a shortfall in the amount of national and local media rights revenue received by the Rangers. If, due to the impact of the COVID-19 pandemic, protests or otherwise, the NBA and/or NHL 2022-23 seasons are delayed, shortened, suspended or cancelled, the Knicks or the Rangers may be required, absent a cure or waiver, to repay certain amounts borrowed under the revolving credit facilities. If we are unable to repay such amounts due to liquidity constraints, we may need to pursue other sources of financing, including through issuances of equity and/or asset sales.
The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it was recommending the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate. In connection with the refinancing of our revolving credit facilities in December 2021, we amended our revolving credit facilities to adjust to SOFR-based rates. However, the consequences of using the SOFR term rate cannot be entirely predicted but may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt.
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn, Recession, Financial Instability or Inflation.
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) to our games, license suites at The Garden, spend on food and beverages and merchandise and drive continued advertising and sponsorship revenues, and these revenues are sensitive to general economic conditions and consumer buying patterns.

Consumer and corporate spending may decline at any time for reasons beyond our control, and the risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may lead to reductions in, among other things, corporate sponsorship and advertising and decreases in attendance at live sports events, demand for suite licenses and food and beverage and merchandise sales, some of which we have experienced in the past. In addition, inflation, which has significantly risen, has and may continue to increase operational costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, including any prolonged effects caused by the COVID-19 pandemic, disruptions to financial markets, inflation, recession, high unemployment, reduced tourism and other geopolitical events and the resulting negative effects on consumers’ and businesses’ discretionary spending may materially negatively affect our business and results of operations.
We Have Incurred Substantial Operating Losses, Adjusted Operating Losses and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Adjusted Operating Income or Positive Cash Flow in the Future.
We incurred operating losses of approximately $78 million and $94 million in fiscal years 2021 and 2020, respectively. In addition, we have, in prior periods, incurred adjusted operating losses and negative cash flow and there is no assurance that we will have operating income, adjusted operating income or positive cash flow in the future. If we are unable to play games at The Garden at or near full capacity due to a resurgence in COVID-19 cases or otherwise, our fiscal year 2023 operating results will also be materially impacted. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses will likely be considered by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
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
A Change to or Withdrawal of a New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. The Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2022, the tax exemption was $41.9 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State.
We have entered into Arena License Agreements with subsidiaries of MSG Entertainment, pursuant to which the Knicks and the Rangers play their home games at The Garden. Under the Arena License Agreements, the teams are responsible for 100% of any real estate or similar taxes applicable to The Garden.
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
We May Require Financing to Fund Our Ongoing Operations, the Availability of Which is Highly Uncertain.
The public and private capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers. For example, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.
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
Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or protests or management lockouts. For example, the NHL has experienced labor difficulties, including (i) a lockout during the 1994-95 NHL season, which resulted in a regular season that was shortened from 84 to 48 games, (ii) a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season, and (iii) a lockout during the 2012-13 NHL season, which resulted in a regular season that was shortened from 82 to 48 games. The current NHL CBA expires on September 15, 2026 (with the possibility of a one year extension in certain circumstances). The NBA has also experienced labor difficulties, including (i) a lockout during the 1998-99 season, which resulted in a regular season that was shortened from 82 to 50 games, and (ii) a lockout during the 2011-12 season, which resulted in a regular season that was shortened from 82 games to 66 games. The current NBA CBA expires after the 2023-24 season, but each of the NBA and NBPA has the right (which must be exercised by December 15, 2022) to terminate the CBA effective following the 2022-23 season. Any labor disputes, such as players’ strikes, protests or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations.
In addition, as a result of ongoing labor market disruptions due to the COVID-19 pandemic and otherwise, we and MSG Entertainment (which provides services to us through various commercial agreements as discussed under “—We Rely on MSG Entertainment’s Performance Under Various Agreements”) have faced difficulty in maintaining staffing on Knicks and Rangers game days and have been operating in an increasingly competitive labor market. If we and/or MSG Entertainment are unable to attract and retain qualified people or to do so on reasonable terms, we could suffer operational difficulties and the fan experience at Knicks and Rangers games may be adversely impacted. Competition for qualified employees could require higher wages, which could result in higher labor costs and could have an adverse effect on our business and results of operations.
We Rely on MSG Entertainment’s Performance Under Various Agreements.
We have various agreements with MSG Entertainment, including a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement, arena license agreements, media rights agreements, sponsorship sales and service representation agreements, a team sponsorship allocation agreement, a group ticket sales agreement, a single night rental commission agreement and service representation agreement, as well as certain other arrangements with MSG Entertainment and its subsidiary MSG Networks. These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the MSGE Distribution. In connection with the MSGE Distribution, we agreed to provide MSG Entertainment with indemnities with respect to liabilities arising out of our businesses and MSG Entertainment agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to MSG Entertainment. These agreements also include arrangements with respect to support services and a number of ongoing commercial relationships, including our use of The Garden and the allocation of certain revenues and expenses from games played by our sports teams at The Garden.
MSG Entertainment provides certain business services that were performed by internal resources prior to the MSGE Distribution, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company, advertisers and others. The services agreement and certain of the commercial arrangements are subject to potential termination by MSG Entertainment in the event MSG Entertainment and the Company are no longer affiliates.
The Company relies on MSG Entertainment to perform its obligations under these agreements. If MSG Entertainment were to breach, become unable to satisfy its material obligations under these agreements as a result of ongoing labor market disruptions or otherwise, fail to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.
Our Business is Subject to Seasonal Fluctuations and our Operating Results and Cash Flow Can Vary Substantially from Period to Period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. Due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. Disruptions due to COVID-19 have also impacted the seasonality of our business. For example, as a result of the delayed start of the 2020-21 NBA and NHL regular seasons due to COVID-19, certain of our revenues and expenses were recognized during the third and fourth quarters of fiscal year 2021 that otherwise typically would have been recognized during the second and third quarters.
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
We May Pursue Acquisitions and Other Strategic Transactions to Complement or Expand Our Business that May Not Be Successful.
We may continue to explore opportunities to purchase or invest in other businesses or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain joint venture companies and other minority investments, the inability to successfully integrate such business into our operations or even if successfully integrated, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful.
Operational Risks
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity and Other Developments That Discourage Congregation at Prominent Places of Public Assembly.
The success of our business is dependent upon the willingness and ability of patrons to attend our games. The Garden, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism or other actions that discourage attendance. Any such activity or threatened activity at or near The Garden or other similar venues in other locations could result in reduced attendance at our games and, more generally, have a material negative effect on our business and results of operations. Similarly, a major epidemic or pandemic, or the threat of such an event, could adversely affect attendance at our games or, depending on its severity, halt our operations entirely. See “— Sports Business Risks — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.” Moreover, the costs of protecting against such incidents, including any costs of protecting against the spread of COVID-19, reduce the profitability of our operations. In addition, such events or the threat of such events may harm our ability to obtain or renew insurance coverage on favorable terms or at all.

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
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and other states including Virginia and Colorado have also passed similar laws. Additionally, the CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business.
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
Our business has also been materially impacted by government actions taken in response to the COVID-19 pandemic. See “— Sports Business Risks — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response.”
Weather or Other Conditions May Impact Our Games, Which May Have a Material Negative Effect on Our Business and Results of Operations.
Weather or other conditions, including natural disasters and similar events, in the New York metropolitan area may affect patron attendance at Knicks or Rangers games as well as sales of food and beverages and merchandise, among other things. Weather conditions may also require us to cancel or postpone games. Any of these events may have a material negative effect on our business and results of operations.
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
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit customer, sponsor, partner, Company, employee and other confidential and proprietary information may be compromised due to employee error or other action, computer malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. Such compromise could affect the security of information on our network, or that of a third-party service provider, including MSG Entertainment to which we outsource information technology services, including technology relating to season ticket holders and purchases of individual game tickets, and certain payment processing. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of the Company’s pre-MSGE Distribution venues, including its New York venues and The Chicago Theatre, was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. As a result of any of these actions, such sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without authorization. See “— Economic and Business Relationship Risks — We Rely on MSG Entertainment’s Performance Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf. The Company also continues to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. The Company may be required to incur significant expenses in order to address any actual or potential security incidents that arise, and we may not have insurance coverage for all such expenses.
If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and will be expanded by the CPRA once it takes effect in January 2023. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
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
The Unavailability of Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human capital management and financial systems. From time to time, certain of the arrangements for these systems may not be covered by long-term agreements. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations. See also “— Economic and Business Relationship Risks — We Rely on MSG Entertainment’s Performance Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf.
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
From time to time, the Company and its subsidiaries are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, other private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations, harmful to our reputation and distracting to management. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage or be subject to other forms of non-monetary relief which may adversely affect the Company. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
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
As of July 29, 2022, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 3.2% of our outstanding Class A Common Stock (inclusive of options exercisable and RSUs vesting within 60 days of July 29, 2022) and approximately 70.7% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock (“Excluded Trust”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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
The Dolan Family Group also controls MSG Entertainment (including its subsidiary MSG Networks) and AMC Networks Inc. (“AMC Networks”).

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
We Share Certain Directors, Officers and Employees with MSG Entertainment and/or AMC Networks, Which Means Those Officers and Directors Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment and Non-Executive Chairman of AMC Networks. In addition, one of our directors, Charles F. Dolan, is the Chairman Emeritus of AMC Networks and a director of MSG Entertainment. Furthermore, ten members of our Board of Directors (including James L. Dolan and Charles F. Dolan) are also directors of MSG Entertainment and seven members of our Board of Directors are also directors of AMC Networks (including James L. Dolan and Charles F. Dolan). Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Entertainment and AMC Networks and our Senior Vice President, Associate General Counsel and Secretary, Mark C. Cresitello, also serves as Secretary of MSG Entertainment. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Entertainment and/or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Entertainment or AMC Networks and us. In addition, certain of our directors, officers and employees hold MSG Entertainment and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSG Entertainment or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 22, 2021 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Entertainment and/or AMC Networks that may arise.

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
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from June 30, 2017 through June 30, 2022. The comparison assumes an investment of $100 on June 30, 2017 and reinvestment of dividends. The MSGE Distribution is treated as a reinvestment of a special dividend pursuant to SEC rules. The stock price performance included in this graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
6/30/17
6/30/18
6/30/19
6/30/20
6/30/21
6/30/22
Madison Square Garden Sports Corp.
Russell 3000 Index
Bloomberg Americas Entertainment Index

	6/30/17	6/30/18	6/30/19	6/30/20	6/30/21	6/30/22
Madison Square Garden Company Sports Corp.	$100.00	$157.54	$142.17	$104.62	$122.91	$107.54
Russell 3000 Index	100.00	114.78	125.09	133.26	192.11	165.47
Bloomberg Americas Entertainment Index	100.00	131.79	145.43	118.19	272.01	143.77
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2022, there were 594 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2022, there were 16 holders of record of our Class B Common Stock.

We did not pay any cash dividend on our common stock during fiscal year 2022 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
Issuer Purchases of Equity Securities
As of June 30, 2022, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. During the fiscal year ended June 30, 2022, the Company did not engage in any share repurchase activity under its share repurchase program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
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
•the duration and severity of the COVID-19 pandemic and our ability to effectively manage the impacts, including the availability of the Madison Square Garden Arena (“The Garden”) with no or limited fans, league decisions regarding play and other matters, the cancellation of games, the impact of governmental restrictions, reduced tourism, and general hesitancy among the public to engage in public activities due to COVID-19;
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
•any NBA, NHL or other work stoppage, in addition to those related to COVID-19 impacts;
•labor market disruptions due to the COVID-19 pandemic or otherwise;
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
•the tax-free treatment of the distribution of the outstanding common stock of the Company to the former shareholders of MSG Networks Inc. (“MSG Networks”) in fiscal year 2016 and the MSGE Distribution (as defined below);
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
MSGE Distribution
On April 17, 2020 (the “MSGE Distribution Date”), the Company distributed all of the outstanding common stock of MSG Entertainment to its stockholders (the “MSGE Distribution”). MSG Entertainment owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock, received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) each holder of the Company’s Class B common stock, received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock held of record as of the close of business, New York City time, on the Record Date. Subsequent to the MSGE Distribution, the Company no longer consolidates the financial results of MSG Entertainment for purposes of its own financial reporting and the historical financial results of MSG Entertainment have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the MSGE Distribution Date.
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
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2022 and 2021. For the comparison of our results of operations for the years ended June 30, 2021 and 2020, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 19, 2021.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2022 and 2021. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2022.

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
Business Overview
The Company owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the Knicks of the NBA and the Rangers of the NHL. Both the Knicks and the Rangers play their home games at The Garden. The Company’s other professional sports franchises include two development league teams - the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. Our professional sports franchises are collectively referred to herein as “our sports teams.” In addition, the Company owns Knicks Gaming, an esports franchise that competes in the NBA 2K League, as well as a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. The Company also operates two professional sports team performance centers - the Madison Square Garden Training Center in Greenburgh, NY and the CLG Performance Center in Los Angeles, CA. CLG and Knicks Gaming are collectively referred to herein as “our esports teams,” and together with the sports teams, the “teams.”
Revenue Sources
We earn revenue from several primary sources: ticket sales and a portion of suite rental fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, venue signage and other sponsorships, food and beverage sales at The Garden and merchandising. We also earn substantial fees from MSG Networks for the local media rights to telecast the games of our sports teams. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our sports teams and general economic and health and safety conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. The concentration of our revenues and expenses, however, was different in fiscal year 2021 due to the effects of the COVID-19 pandemic.
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
Sponsorships and Signage
We earn revenues through the sale of sponsorships and signage specific to the teams. Sales of team specific signage generally involve the sale of advertising space within The Garden during our sports teams’ home games and include the sale of signage on the ice and on the boards of the hockey rink during Rangers games, courtside during Knicks games, and/or on the various scoreboards and display panels at The Garden, as well as virtual signage during Knicks and Rangers broadcasts. We offer both television camera-visible and non-camera-visible signage space. We also earn a portion of revenues through MSG Entertainment’s sale of venue indoor signage space and sponsorship rights at The Garden that are not specific to our teams pursuant to the Arena License Agreements.
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
We also earn revenues from the sale of our sports teams’ merchandise both through the in-venue and online sale of items bearing the logos or other marks of our teams and through our share of sports league distributions of royalties and other revenues from the sports leagues’ licensing of team and sports league trademarks, which are generally shared equally among the teams in the sports leagues. Pursuant to the Arena License Agreements, the Knicks and the Rangers pay MSG Entertainment a commission equal to 30% of revenues from the sales of their merchandise at The Garden.
Other
Amounts collected for ticket sales, suite licenses and clubs, sponsorships and venue signage in advance of an event are recorded as deferred revenue and are recognized as revenues when earned.
Expenses
The most significant expenses are player and other team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel, including team executives. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NBA and NHL revenue sharing and, when applicable, NBA luxury tax.
In addition, in connection with the MSGE Distribution we entered into long term leases with MSG Entertainment that end June 30, 2055 and allow the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”). The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ending June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.

At the time of the MSGE Distribution, the Garden was not available for use due to the government-mandated suspension of events in response to COVID-19, and was only available at reduced capacity beginning in December 2020 through May 2021. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden, and the Company paid substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees to MSG Entertainment under the Arena License Agreements in their full contractual amounts.
Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax
The amount we pay an individual player is typically determined by negotiation between the player (typically represented by an agent) and us, and is generally influenced by the player’s past performance, the amounts paid to players with comparable past performance by other sports teams, the NBA luxury tax and restrictions in the CBAs, including the salary floors and caps. The leagues’ CBAs typically contain restrictions on when players may move between league clubs following expiration of their contracts and what rights their current and former clubs have.
NBA CBA. The NBA CBA expires after the 2023-24 season (although each of the NBA and the National Basketball Players Association (“NBPA”) has the right (which must be exercised by December 15, 2022) to terminate the CBA effective following the 2022-23 season). The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay any deficiency to the players on its roster) and a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay players more, sometimes substantially more, than the cap).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the NBA CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan (described below) and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. For the 2021-22 and 2020-21 seasons, the Knicks were not a luxury tax payer and we recorded approximately $10,457 and $3,442, respectively, of luxury tax proceeds from tax-paying teams. Tax obligations for years beyond the 2021-22 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
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
For the 2020-21 season and the remainder of the CBA, a new “Ten-and-Spread” system was put in place. Under the Ten-and-Spread system, based upon league-wide revenues, aggregate player compensation will be reduced by up to 10% of each player’s salary. If, for a particular season, compensation reductions in excess of 10% are needed, the excess will be divided by three and recouped via reductions to players’ compensation over the same season, and the subsequent two seasons. The reduction of players’ salary for any one season is capped at 20% and carried over to the subsequent season as additional compensation reductions. Each team is entitled to receive an equal one-thirtieth share of the compensation reductions up to 10% and the excess above 10% is allocated in proportion to each team’s player payroll.
The NBA also has a revenue sharing plan that generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); 50% of aggregate league-wide luxury tax proceeds (see above); and collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources and are recorded as revenues from league distributions.
We record our revenue sharing expense net of escrow. Our net provisions for these items for the year ended June 30, 2022 was approximately $34,186. The actual amounts for the 2021-22 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.

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
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game (although this provision was waived for the 2020-21 season); and (c) the remainder from centrally-generated NHL sources. We record our revenue sharing expense net of the amount we expect to receive from escrow recoveries. Our net provisions for these items for the year ended June 30, 2022 was approximately $48,209. The actual amounts for the 2021-22 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.
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
As members of the NBA and NHL, the Knicks and the Rangers, respectively, are also subject to league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. The NBA imposes on each team a 6% assessment on regular season ticket revenue.
We also incur costs associated with VIP amenities provided to certain ticket holders.
Other Expenses
Other expenses primarily include Selling, general and administrative (“SG&A”) expenses that consist of administrative costs, including compensation, professional fees, and costs related to the Company’s services agreement with MSGE Entertainment, as well as sales and marketing costs, including fees related to the Company’s sponsorship sales and service representation agreements with MSG Entertainment and non-event related advertising expenses.
Factors Affecting Operating Results
General
Our operating results are largely dependent on the continued popularity and/or on-court or on-ice competitiveness of our Knicks and Rangers teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was $737, and $44,242 for fiscal years 2022 and 2021, respectively. These expenses add to the volatility of our operating results. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. Our performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
In addition to our future performance being dependent upon the continued popularity and/or on-court or on-ice competitiveness of our Knicks and Rangers teams, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as decrease levels of sponsorship and venue signage revenues. In addition, remote and/or hybrid in-office work arrangements in the New York City metropolitan area resulting from COVID-19 could result in reduced attendance at Knicks and Rangers games.
Impact of COVID-19 on Our Business
During fiscal years 2020 and 2021, COVID-19 disruptions materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases, no revenues, across a number of areas. In fiscal year 2022, the Company’s operations and operating results were also impacted by temporary declines in attendance due to ongoing reduced tourism levels as well as an increase in COVID-19 cases during certain months of the fiscal year.
Fiscal Years 2020 and 2021
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
In addition, the start of the 2020-21 NBA and NHL regular seasons were delayed. The Knicks and the Rangers did not start their seasons until December 16, 2020 and January 14, 2021, respectively, initially with no fans and then with fan attendance limited to 10% capacity starting on February 23 and February 26, respectively, due to government-mandated assembly restrictions.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021. During the 2020-2021 season, the Knicks and the Rangers each played fewer games than their traditional 82-game regular season schedules, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule.
These disruptions materially impacted the Company’s revenues across a number of areas, including, ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; local media rights fees; and food, beverage and merchandise sales.
In connection with the MSGE Distribution, we entered into the Arena License Agreements with MSG Entertainment. At the time of the MSGE Distribution, the Garden was not available for use due to the government-mandated suspension of events in response to COVID-19, and was only available at reduced capacity beginning in December 2020 through May 2021. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden, and the Company paid substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees to MSG Entertainment under the Arena License Agreements in their full contractual amounts.
During fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced, including (i) payments to MSG Entertainment under the Arena License Agreements described above, (ii) NBA league assessments and day-of-game expenses for Knicks and Rangers games, and (iii) league revenue sharing, net of escrow and team personnel expense. These expense reductions did not fully offset revenue losses.

Fiscal Year 2022
Starting August 17, 2021, indoor entertainment venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including vaccination and/or mask requirements for guests. In March 2022, New York City lifted all COVID-19 vaccination requirements pertaining to guests and professional athletes at indoor entertainment venues such as The Garden. There are no capacity restrictions or vaccination requirements applicable to fan attendance at games at The Garden as of the date of this filing.
The Knicks and the Rangers each completed their full 82-game regular season schedules for the 2021-22 season in April 2022 and the Rangers competed in the playoffs in May and June 2022, playing ten home playoff games in total. Fan attendance during fiscal year 2022 was impacted by the COVID-19 pandemic, including the emergence of certain variants and ongoing reduced tourism levels.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in renewed governmental and league restrictions on attendance or otherwise impact attendance of games at The Garden.
Results of Operations
Comparison of the Year Ended June 30, 2022 versus the Year Ended June 30, 2021
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change (a)
	2022	2021	Amount	Percentage
Revenues	$821,354	$415,721	$405,633	98%

Direct operating expenses	500,564	281,890	218,674	78%
Selling, general and administrative expenses	229,668	206,700	22,968	11%
Depreciation and amortization	5,042	5,574	(532)	(10)%
Operating income (loss)	86,080	(78,443)	164,523	NM
Other expense:
Interest expense, net	(11,422)	(10,529)	(893)	(8)%
Miscellaneous expense, net	(726)	(346)	(380)	NM
Income (loss) from operations before income taxes	73,932	(89,318)	163,250	NM
Income tax benefit (expense)	(25,052)	73,421	(98,473)	NM
Net income (loss)	48,880	(15,897)	64,777	NM
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(2,251)	(1,943)	(308)	(16)%
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$51,131	$(13,954)	$65,085	NM

NM — Percentage is not meaningful
(a) Operating results in the prior year were materially impacted by the coronavirus pandemic. Please see “— Factors Affecting Operating Results — Impact of COVID-19 on Our Business” for more information.

Revenues
Revenues for the year ended June 30, 2022 increased $405,633, or 98%, to $821,354 as compared to the prior year. The net increase is attributable to the following:

Increase in pre/regular season ticket-related revenues	$237,265
Increase in suite license fee revenues	86,754
Increase in playoff related revenues	49,570
Increase in sponsorship and signage revenues	28,337
Increase in pre/regular season food, beverage and merchandise sales	22,029
Increase in local media rights fees	17,942
Decrease in revenues from league distributions	(39,133)
Other net increases	2,869
$405,633
The increase in pre/regular season ticket-related revenues was a result of increased attendance due to the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year. In the prior year, the Knicks and the Rangers played games at The Garden with no fans in attendance until February 23 and 26, 2021, respectively, and after that, played games with attendance restricted to 10% capacity.
The increase in suite license fee revenues was a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year, as discussed above. In the prior year, for Knicks and Rangers games played with a limited number of fans in attendance, access to suites was sold by way of individual tickets and, as a result, minimal suite license fee revenues were recognized.
The increase in playoff related revenues was primarily due to the Rangers playing ten home playoff games as the team advanced to the Eastern Conference Finals in the current year as compared to the Knicks playing three home playoff games in the prior year.
The increase in sponsorship and signage revenues was a result of the shortened NBA and NHL 2020-21 regular season schedules in the prior year, as well as the elimination of government mandated assembly restrictions at The Garden that were in place during the prior year, as discussed above.
The increase in pre/regular season food, beverage and merchandise sales was a result of increased attendance due to the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year, as discussed above.
The increase in local media rights fees was primarily due to the impact of the shortened NBA and NHL 2020-21 regular season schedules in the prior year, as well as contractual rate increases. The increase was slightly offset by the recognition of local media rights fees in the prior year associated with the Rangers’ participation in the Stanley Cup Qualifiers.
The decrease in revenues from league distributions was primarily due to the recognition of (i) the remainder of national media rights fees related to the 2019-20 NBA and NHL seasons during the first quarter of fiscal year 2021 that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 and (ii) a $21,043 expansion fee from the NHL in the prior year. The decrease was partially offset by increased NBA and NHL national media rights fees and other league distributions in the current year.
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
•NBA and NHL revenue sharing (net of escrow), league assessments and NBA luxury tax receipts; and
•the cost of merchandise sales.

Direct operating expenses for the year ended June 30, 2022 increased $218,674, or 78%, to $500,564 as compared to the prior year. The net increase is attributable to the following:

Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$95,574
Increase in team personnel compensation	43,167
Increase in other team operating expenses not discussed elsewhere in this table	38,739
Increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	32,200
Increase in playoff related expenses	20,230
Increase in pre/regular season expense associated with merchandise sales	9,980
Decrease in net provisions for certain team personnel transactions	(21,216)
$218,674
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Years Ended June 30,		Increase
	2022	2021
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$57,843	$(37,731)	$95,574
The increase in net provisions for league revenue sharing expense (net of escrow) and NBA luxury tax was primarily due to higher provisions for league revenue sharing expense (net of escrow) of $102,589 as a result of higher escrow recoveries and lower revenue sharing expense in the prior year, which reflected the impact of the COVID-19 pandemic, partially offset by higher recoveries of NBA luxury tax in the current year.
The Knicks were not a luxury tax payer for the 2020-21 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of June 30, 2022 did not result in the team being a luxury tax payer for the 2021-22 season and the Company will receive an equal share of the portion of luxury tax receipts that are distributed to non-tax paying teams.
The actual amounts for the 2021-22 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The increase in team personnel compensation was primarily due to the impact of the shortened 2020-21 NBA and NHL regular seasons in the prior year and higher player compensation in the current year, partially offset by the recognition of player compensation expense during the prior year that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020 as a result of the NBA completing the 2019-20 season in October 2020.
The increase in other team operating expenses not discussed elsewhere in the table was a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year, as discussed above. Other team operating expenses primarily consists of league assessments and expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel and player insurance.
The increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden was primarily a result of the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year, as discussed above.
The increase in playoff related expenses was primarily due to the Rangers playing ten home playoff games as the team advanced to the Eastern Conference Finals in the current year as compared to the Knicks playing three home playoff games in the prior year.
The increase in pre/regular season expense associated with merchandise sales was a result of increased attendance due to the elimination of government-mandated assembly restrictions at The Garden that were in place during the prior year, as discussed above.

Net provisions for certain team personnel transactions were as follows:

	Years Ended June 30,		Increase (Decrease)
	2022	2021
Waivers/contract terminations	$731	$20,959	$(20,228)
Player trades	(1,066)	2,583	(3,649)
Season-ending player injuries	2,662	—	2,662
Net provisions for certain team personnel transactions	$2,327	$23,542	$(21,215)
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, professional fees, costs under the Company’s services agreement with MSG Entertainment, (ii) fees related to the Company’s sponsorship sales and service representation agreements, and (iii) sales and marketing costs.
Selling, general and administrative expenses for the year ended June 30, 2022 increased $22,968, or 11%, to $229,668 as compared to the prior year primarily due to higher (i) marketing costs, (ii) playoff related expenses, (iii) fees related to the Company’s sponsorship sales and service representation agreements with MSG Entertainment, (iv) costs related to the Company’s services agreement with MSG Entertainment and (v) other general and administrative expenses, partially offset by lower employee compensation and related benefits, including the absence of severance related to team executives incurred in the prior year.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2022 decreased $532, or 10%, to $5,042 as compared to the prior year.
Operating income (loss)
For the year ended June 30, 2022, operating income of $86,080 improved $164,523 as compared to the prior year. The improvement to operating income was primarily due to higher revenues, partially offset by higher direct operating costs and, to a lesser extent, higher selling, general and administrative expenses.
Interest expense, net
Net interest expense increased $893 to $11,422 as compared to the prior year. The increase was primarily driven by (i) increased interest expense under the Knicks revolving credit facility as a result of higher interest rates, (ii) interest expense related to the advances received in March 2021 under the 2021 Rangers NHL Advance Agreement, and (iii) acceleration of certain previously incurred financing costs when the Company terminated the 2020 Knicks Holdings Revolving Credit Facility in its entirety during December 2021, partially offset by decreased interest expense under the Rangers revolving credit facility as a result of principal repayments made during the current year.
Income taxes
Income tax expense for the year ended June 30, 2022 of $25,052 differs from the income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to state and local tax expense of $8,763 and nondeductible officers’ compensation of $5,156, partially offset by a change in the estimated tax rate used to determine deferred taxes of $3,191 and return to provision adjustments of $2,476. See Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Income tax benefit for the year ended June 30, 2021 of $73,421 differs from the income tax benefit derived from applying the statutory federal rate of 21% to pretax loss primarily due to a decrease in valuation allowance of $52,108 and state and local tax benefit of $7,331, partially offset by nondeductible officers’ compensation of $4,081.
Adjusted operating income (loss)
The Company evaluates performance based on several factors, of which the key financial measure is operating income (loss) excluding (i) deferred rent expense under the Arena License Agreements with MSG Entertainment, (ii) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iii) share-based compensation expense or benefit, (iv) restructuring charges or credits, (v) gains or losses on sales or dispositions of businesses, (vi) the impact of purchase accounting adjustments related to business acquisitions, and (vii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021), which is referred to as adjusted operating income (loss), a non-GAAP measure.

Management believes that given the length of the Arena License Agreements and resulting magnitude of the difference in deferred rent expense and the cash rent payments, the exclusion of deferred rent expense provides investors with a clearer picture of the Company's operating performance. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan, which are included for the first time this period, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating (income) loss whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Miscellaneous income (expense), net, which is not reflected in Operating income (loss).
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
The following is a reconciliation of operating income (loss) to adjusted operating income (loss):

	Years Ended June 30,
	2022	2021	Change
Operating income (loss)	$86,080	$(78,443)	$164,523
Deferred rent	27,305	28,305
Depreciation and amortization	5,042	5,574
Share-based compensation	24,245	30,437
Restructuring charges	—	1,597
Remeasurement of deferred compensation plan liabilities	(461)	—
Adjusted operating income (loss)	$142,211	$(12,530)	$154,741
For the year ended June 30, 2022, adjusted operating income of $142,211 improved $154,741 as compared to the prior year. The improvement to adjusted operating income was primarily due to higher revenues, partially offset by higher direct operating costs and, to a lesser extent, higher selling, general and administrative expenses.

Liquidity and Capital Resources
Overview
Our operations and operating results were materially impacted by the COVID-19 pandemic and government and league actions taken in response during fiscal years 2020 and 2021. Our operations and operating results were also impacted by temporary declines in attendance in fiscal year 2022, due to ongoing reduced tourism levels as well as an increase in cases during certain months of the fiscal year due to COVID-19 variants. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Factors Affecting Operating Results — Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors — Sports Business Risks — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response”. In addition, see also Note 1 to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.
Our primary sources of liquidity are cash and cash equivalents and available borrowing capacity under our credit facilities as well as cash flow from our operations. On December 14, 2021, the Company amended and extended the 2020 Knicks Credit Agreement and the 2020 Rangers Credit Agreement. In addition, in March 2021, pursuant to the 2021 Rangers NHL Advance Agreement (the “2021 Rangers NHL Advance Agreement”), the NHL advanced the Company $30,000, which the league made available to each team. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the 2021 Knicks Credit Agreement, 2021 Rangers Credit Agreement, and 2021 Rangers NHL Advance Agreement.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, and potential repurchases of shares of the Company’s Class A Common Stock.
As of June 30, 2022, we had approximately $91,000 in Cash and cash equivalents. In addition, as of June 30, 2022, the Company’s deferred revenue obligations were approximately $141,176, net of billed, but not yet collected deferred revenue. The current portion of this balance is primarily comprised of obligations in connection with tickets and suites. In addition, the Company’s deferred revenue obligations included $30,000 from the NBA, which the league provided to each team.
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
We believe we have sufficient liquidity, including approximately $91,000 in Cash and cash equivalents as of June 30, 2022, along with $305,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations, including with respect to the return or application of deferred revenue, for the foreseeable future.
Financing Agreements and Stock Repurchases
See Note 13 and Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.

Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the years ended June 30, 2022 and 2021:

	Years Ended June 30,
	2022	2021
Net income (loss)	$48,880	$(15,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	55,600	(36,744)
Subtotal	$104,480	$(52,641)
Changes in working capital assets and liabilities	73,576	17,315
Net cash provided by (used in) operating activities	$178,056	$(35,326)
Net cash used in investing activities	(2,932)	(466)
Net cash (used in) provided by financing activities	(156,142)	17,155
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,982	$(18,637)
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2022 was $178,056 as compared to net cash used in operating activities in the prior year of $35,326. This was primarily due to the increase in net income adjusted for non-cash items and, to a lesser extent, changes in working capital assets and liabilities driven by the COVID-19 pandemic in the prior year.
Investing Activities
Net cash used in investing activities for the year ended June 30, 2022 increased by $2,466 to $2,932 as compared to the prior year primarily due to higher other investing activities and capital expenditures in the current year.
Financing Activities
Net cash used in financing activities for the year ended June 30, 2022 was $156,142 as compared to net cash provided by financing activities in the prior year of $17,155. This was due to (i) principal repayments on the 2021 Rangers Credit Agreement in the current year period, (ii) proceeds from the 2021 Rangers NHL Advance Agreement in the prior year as compared to none in the current year, and (iii) additional borrowings in the prior year under the amended and extended 2021 Knicks Credit Agreement and 2021 Rangers Credit Agreement (prior to the amendment and restatement thereof) as compared to no borrowings in the current year.

Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business as of June 30, 2022 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements (a)	$577,325	$176,289	$286,448	$76,192	$38,396
Contractual obligations reflected on the balance sheet:
Leases (b)	2,294,288	45,341	90,261	92,109	2,066,577
Long-term debt (c)	220,000	—	—	220,000	—
Contractual obligations (d)	111,852	83,158	17,285	4,649	6,760
	2,626,140	128,499	107,546	316,758	2,073,337
Total (e)	$3,203,465	$304,788	$393,994	$392,950	$2,111,733
_________________
(a)Contractual obligations not reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel where services are to be performed in future periods and that are generally guaranteed regardless of employee injury or termination.
(b)Includes contractually obligated minimum license fees under the Arena License Agreement, which fees are characterized as lease payments for operating leases having an initial noncancelable term in excess of one year under GAAP. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2022.
(c)Consists of amounts drawn under the 2021 Knicks Revolving Credit Facility. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
(d)Contractual obligations reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel where services have been fully performed and that are being paid on a deferred basis.
(e)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the Company’s pension obligations.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year. On March 11 and 12, 2020, respectively, the NBA and NHL suspended their 2019-20 seasons due to COVID-19. In July and August 2020, the NBA and NHL, respectively, resumed their seasons and the NHL and NBA subsequently completed their seasons in September and October 2020, respectively. As a result, during the first quarter of fiscal year 2021, the Company recognized certain revenues that otherwise would have typically been recognized during the third and fourth quarter of fiscal year 2020. In addition, due to the delayed start of the 2020-21 NBA and NHL seasons in December 2020 and January 2021, respectively, the Company recognized certain revenues during the third and fourth quarters of fiscal year 2021, that otherwise would have typically been recognized during the second and third quarters of fiscal year 2021.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 29% of the Company’s consolidated total assets as of June 30, 2022 and consisted of the following:

Goodwill	$226,955
Indefinite-lived intangible assets	112,144
Amortizable intangible assets, net of accumulated amortization	636
Property and equipment, net	32,892
$372,627
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and for the year ended June 30, 2022, the Company had one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2022:

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
On April 17, 2020, in connection with the MSGE Distribution, we entered into a sublease agreement with MSG Entertainment (the “Sublease Agreement”) for our principal executive offices at Two Pennsylvania Plaza in New York. The Sublease Agreement right of use assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term.
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
In accordance with the terms of the Sublease Agreement, the Company has committed to enter into a new sublease agreement with MSG Entertainment for a lease term equivalent to the New MSGE Lease Agreement term, which ends January 31, 2046. In addition, in connection with the New MSGE Lease Agreement, the Company has entered into a commitment whereby if the New MSGE Lease Agreement were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices in Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046. As the Company has not yet entered into a new sublease for or taken possession of the new executive office space at Two

Pennsylvania Plaza, no additional right-of-use assets or operating lease liabilities have been recorded as of June 30, 2022 related to the commitments discussed above.
In addition, in connection with the MSGE Distribution we entered into long term leases with MSG Entertainment that end June 30, 2055 and allow the Knicks and the Rangers to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ending June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.
At the time of the MSGE Distribution, the Garden was not available for use due to the government-mandated suspension of events in response to COVID-19, and was only available at reduced capacity beginning in December 2020 through May 2021. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden, and the Company paid substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees to MSG Entertainment under the Arena License Agreements in their full contractual amounts.
The Knicks and the Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time from before and after the game. In evaluating the Company’s lease cost, the Company considered the timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line operating lease costs should be recorded by each team equally over each team’s individual event days.
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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our credit facilities. As of June 30, 2022, we had a total of $220 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of June 30, 2022 and continuing for a full year would increase interest expense approximately $2.2 million.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.
The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	50
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

4.5	Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the fiscal year ended June 30, 2021 filed on August 19, 2021).
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

10.6
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.7	Madison Square Garden Sports Corp. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †
10.8
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Restricted Stock Units Agreement (2019) (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019). †

10.9
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Performance Restricted Stock Units Agreement (2019) (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019). †

10.10
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018). †

10.11
Employment Agreement dated as of November 17, 2021, between Madison Square Garden Sports Corp. and Victoria M. Mink (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †

10.12
Employment Agreement dated as of December 16, 2021, between Madison Square Garden Sports Corp. and Andrew Lustgarten (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2021). †

10.13
Employment Agreement dated as of April 17, 2020 between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Alexander Shvartsman (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). †

10.14
Employment Agreement dated as of December 27, 2021, between Madison Square Garden Sports Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2021). †

10.15
Employment Agreement, dated December 18, 2020, between Madison Square Garden Sports Corp. and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2020). †

10.16
Employment Agreement dated as of March 17, 2022, between Madison Square Garden Sports Corp. and Jamaal Lesane (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 5, 2022). †

10.17
Option Agreement, dated December 15, 2017, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Andrew Lustgarten (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017). †

10.18
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.19
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

EXHIBIT NO.	DESCRIPTION
10.20
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

10.23
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.24
Security Agreement, dated as of January 25, 2017, between New York Rangers, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2017).

10.25
Contribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp., MSG Entertainment Group, LLC and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.26
Transition Services Agreement, dated as of March 31, 2020, between MSG Sports, LLC and MSG Entertainment Group, LLC (formerly, MSG Sports & Entertainment, LLC) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.27
Tax Disaffiliation Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.28
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

10.30
Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).**

10.31
NBA Transaction Agreement, dated April 15, 2020, with the NBA and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.32
NHL Transaction Agreement, dated April 15, 2020, with the NHL and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.33
Madison Square Garden Sports Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp. and AMC Networks Inc., including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 9, 2021).

10.34
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between Knicks Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). **

10.35
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between New York Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). **

16.1	Letter from KPMG LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).
21.1	Subsidiaries of the Registrant.

EXHIBIT NO.	DESCRIPTION
23.1	Consent of KPMG LLP.
23.2	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Annual Report on Form 10-K for the year ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and Redeemable Noncontrolling Interests, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
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

MADISON SQUARE GARDEN SPORTS CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended June 30, 2022
Allowance for doubtful accounts	$—	$—	$—		$—		$—
Deferred tax valuation allowance	—	—	—		—		—
	$—	$—	$—		$—		$—

Year ended June 30, 2021
Allowance for doubtful accounts	$(180)	$175	$—		$5		$—
Deferred tax valuation allowance	(48,133)	51,496	(3,363)	(a)	—		—
	$(48,313)	$51,671	$(3,363)		$5		$—

Year ended June 30, 2020
Allowance for doubtful accounts (b)	$(1,814)	$(7,170)	$—		$8,804	(c)	$(180)
Deferred tax valuation allowance (b)	(75,701)	(46,514)	—		74,082	(d)	(48,133)
	$(77,515)	$(53,684)	$—		$82,886		$(48,313)
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

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of August 2022.

Madison Square Garden Sports Corp.

By:	/s/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Lustgarten, Victoria M. Mink and Jamaal Lesane, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ ANDREW LUSTGARTEN	President and Chief Executive Officer (Principal Executive Officer)	August 18, 2022
Andrew Lustgarten
/s/ VICTORIA M. MINK	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	August 18, 2022
Victoria M. Mink
/s/ ALEXANDER SHVARTSMAN	Senior Vice President, Controller and Principal Accounting Officer	August 18, 2022
Alexander Shvartsman
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 18, 2022
James L. Dolan
/s/ CHARLES F. DOLAN	Director	August 18, 2022
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 18, 2022
Charles P. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 18, 2022
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 18, 2022
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 18, 2022
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 18, 2022
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 18, 2022
Thomas C. Dolan
/s/ JOSEPH M. COHEN	Director	August 18, 2022
Joseph M. Cohen
/s/ STEPHEN C. MILLS	Director	August 18, 2022
Stephen C. Mills
/s/ RICHARD D. PARSONS	Director	August 18, 2022
Richard D. Parsons
/s/ NELSON PELTZ	Director	August 18, 2022
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 18, 2022
Alan D. Schwartz
/s/ IVAN SEIDENBERG	Director	August 18, 2022
Ivan Seidenberg
/s/ BRIAN G. SWEENEY	Director	August 18, 2022
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 18, 2022
Vincent Tese
/s/ ANTHONY J. VINCIQUERRA	Director	August 18, 2022
Anthony J. Vinciquerra

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, New York, NY, Auditor Firm ID: 34; KPMG LLP, New York, NY, Auditor Firm ID: 185)	F- 2
Consolidated Balance Sheets as of June 30, 2022 and 2021	F- 6
Consolidated Statements of Operations for the years ended June 30, 2022, 2021 and 2020	F- 8
Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2022, 2021 and 2020	F- 9
Consolidated Statements of Cash Flows for the years ended June 30, 2022, 2021 and 2020	F- 10
Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the years ended June 30, 2022, 2021 and 2020	F- 12
Notes to Consolidated Financial Statements	F- 15

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Madison Square Garden Sports Corp. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interests, for each of the two years in the period ended June 30, 2022, and the related notes and the consolidated financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 18, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group) is the majority beneficial owner of the Company, Madison Square Garden Entertainment Corp., and AMC Networks, Inc. In addition, there are or have been certain overlapping directors and executive officers between the companies. Each of these entities has been identified as a related party at June 30, 2022. The Company has entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, media rights, sales and service representation, team sponsorship allocation, and other services, as well as certain shared executive support costs for the Company’s Executive Chairman, the Company’s Vice Chairman and the Company’s President and Chief Executive Officer.
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
New York, New York
August 18, 2022
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Madison Square Garden Sports Corp. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022 of the Company (the “financial statements”), and our report dated August 18, 2022, expressed an unqualified opinion on those financial statements.
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
New York, New York
August 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Madison Square Garden Sports Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive loss, cash flows, and equity and redeemable noncontrolling interests of Madison Square Garden Sports Corp. and subsidiaries (the “Company”) for the year ended June 30, 2020, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

We served as the Company’s auditor from 2015 to 2020.
New York, New York
August 28, 2020

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$91,018	$64,902
Restricted cash	—	7,134
Accounts receivable, net	47,240	74,197
Net related party receivables	28,333	6,420
Prepaid expenses	18,810	16,724
Other current assets	19,868	15,869
Total current assets	205,269	185,246
Property and equipment, net	32,892	35,716
Right-of-use lease assets	686,782	703,521
Amortizable intangible assets, net	636	1,695
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Deferred income tax assets, net	—	15,943
Other assets	37,288	28,719
Total assets	$1,301,966	$1,309,939

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2022	2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,263	$2,226
Net related party payables	19,624	17,089
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	119,279	90,269
League-related accruals	75,269	39,276
Other accrued liabilities	6,796	16,442
Operating lease liabilities, current	43,699	41,951
Deferred revenue	132,369	131,025
Total current liabilities	438,299	368,278
Long-term debt	220,000	355,000
Operating lease liabilities, noncurrent	699,587	691,152
Defined benefit obligations	5,005	6,283
Other employee related costs	43,411	57,740
Deferred tax liabilities, net	8,917	—
Deferred revenue, noncurrent	31,122	31,603
Other liabilities	1,002	1,749
Total liabilities	1,447,343	1,511,805
Commitments and contingencies (see Note 12)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,697 and 19,587 shares outstanding as of June 30, 2022 and 2021, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2022 and 2021	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2022 and 2021	—	—
Additional paid-in capital	17,573	23,102
Treasury stock, at cost, 751 and 861 shares as of June 30, 2022 and 2021, respectively	(128,026)	(146,734)
Accumulated deficit	(35,699)	(78,898)
Accumulated other comprehensive loss	(1,186)	(2,027)
Total Madison Square Garden Sports Corp. stockholders’ equity	(147,089)	(204,308)
Nonredeemable noncontrolling interests	1,712	2,442
Total equity	(145,377)	(201,866)
Total liabilities and equity	$1,301,966	$1,309,939

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2022	2021	2020
Revenues (a)	$821,354	$415,721	$603,319

Operating expenses:
Direct operating expenses (b)	500,564	281,890	359,970
Selling, general and administrative expenses (c)	229,668	206,700	319,675
Depreciation and amortization	5,042	5,574	17,540
Operating income (loss)	86,080	(78,443)	(93,866)
Other income (expense):
Interest income	313	32	700
Interest expense	(11,735)	(10,561)	(4,461)
Miscellaneous expense, net	(726)	(346)	(421)
	(12,148)	(10,875)	(4,182)
Income (loss) from continuing operations before income taxes	73,932	(89,318)	(98,048)
Income tax (expense) benefit	(25,052)	73,421	(20,593)
Income (loss) from continuing operations	48,880	(15,897)	(118,641)
Loss from discontinued operations, net of taxes	—	—	(90,222)
Net income (loss)	48,880	(15,897)	(208,863)
Less: Net loss attributable to nonredeemable noncontrolling interests from continuing operations	(2,251)	(1,943)	(2,342)
Less: Net loss attributable to redeemable noncontrolling interests from discontinued operations	—	—	(24,013)
Less: Net loss attributable to nonredeemable noncontrolling interests from discontinued operations	—	—	(120)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$51,131	$(13,954)	$(182,388)

Basic
Continuing operations	$2.11	$(0.58)	$(4.86)
Discontinued operations	—	—	(2.76)
Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$2.11	$(0.58)	$(7.62)

Diluted
Continuing operations	$2.10	$(0.58)	$(4.86)
Discontinued operations	—	—	(2.76)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$2.10	$(0.58)	$(7.62)

Weighted-average number of common shares outstanding:
Basic	24,246	24,129	23,942
Diluted	24,405	24,129	23,942
_______________
(a)Include revenues from related parties of $178,696, $147,029 and $138,881 for the years ended June 30, 2022, 2021 and 2020, respectively.
(b)Include net charges from related parties of $98,422, $46,995 and $77 for the years ended June 30, 2022, 2021 and 2020, respectively.
(c)Include net charges from related parties of $67,776, $55,059 and $3,380 for the years ended June 30, 2022, 2021 and 2020, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2022		2021		2020
Net income (loss)		$48,880		$(15,897)		$(208,863)
Other comprehensive income (loss), before income taxes:
Benefit plans:
Net unamortized gains (losses) arising during the period	$1,078		$(38)		$(321)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	133		103		935
Settlement loss	9	1,220	47	112	67	681
Cumulative translation adjustments		—		—		(4,809)
Other comprehensive income (loss), before income taxes		1,220		112		(4,128)
Income tax expense related to items of other comprehensive income (loss)		(379)		—		—
Other comprehensive income (loss), net of income taxes		841		112		(4,128)
Comprehensive income (loss)		49,721		(15,785)		(212,991)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from continuing operations		(2,251)		(1,943)		(2,342)
Less: Comprehensive loss attributable to redeemable noncontrolling interests from discontinued operations		—		—		(24,013)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests from discontinued operations		—		—		(120)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders		$51,972		$(13,842)		$(186,516)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$48,880	$(15,897)	$(208,863)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,042	5,574	93,362
Impairment of intangibles, long-lived assets and goodwill	—	—	102,211
Share-based compensation expense	24,245	30,437	56,996
Loss in equity method investments, net of income distributions	—	—	3,901
Provision for (benefit from) deferred income taxes	24,480	(73,664)	(8,033)
Purchase accounting adjustments associated with leases	—	—	4,621
Unrealized loss on equity investment with readily determinable fair value	—	—	3,562
Provision for (recovery of) doubtful accounts	—	(175)	7,170
Other non-cash adjustments	1,833	1,084	469
Change in assets and liabilities:
Accounts receivable, net	26,957	(66,619)	(36,758)
Net related party receivables	(21,084)	(6,285)	(1,611)
Prepaid expenses and other assets	(11,658)	(22,062)	(60,774)
Accounts payable	8,947	(75)	(5,656)
Net related party payables	2,507	(863)	22,589
Accrued and other liabilities	40,213	49,192	(42,974)
Collections due to promoters	—	—	15,924
Deferred revenue	772	34,578	60,584
Operating lease right-of-use assets and lease liabilities	26,922	29,449	(3,152)
Net cash provided by (used in) operating activities	178,056	(35,326)	3,568
Cash flows from investing activities:
Capital expenditures	(932)	(466)	(362,475)
Proceeds from insurance recoveries	—	—	476
Payments for acquisition of assets	—	—	(1,000)
Purchase of short-term investments	—	—	(405,935)
Proceeds from maturity of short-term investments	—	—	176,661
Investments and loans to nonconsolidated affiliates	—	—	(75)
Proceeds from sales of nonconsolidated affiliates	—	—	18,000
Loan repayment received from subordinated debt	—	—	58,735
Cash received for notes receivable	—	—	750
Other investing activities	(2,000)	—	—
Net cash used in investing activities	(2,932)	(466)	(514,863)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2022	2021	2020
Cash flows from financing activities:
Cash distributed with MSG Entertainment	—	—	(827,076)
Taxes paid in lieu of shares issued for equity-based compensation	(18,306)	(13,891)	(26,777)
Proceeds from share issuance	—	808	—
Noncontrolling interest capital contributions	—	—	4,000
Distributions to noncontrolling interest holders	—	—	(535)
Payment of contingent consideration	—	(200)	(200)
Proceeds from NHL advance	—	30,000	—
Proceeds from revolving credit facilities	—	30,000	350,000
Repayment of revolving credit facility	(135,000)	(25,000)	(15,000)
Repayment on long-term debt	—	—	(5,000)
Payments for financing costs	(2,836)	(4,562)	—
Net cash (used in) provided by financing activities	(156,142)	17,155	(520,588)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	—	4,655
Net increase (decrease) in cash, cash equivalents and restricted cash	18,982	(18,637)	(1,027,228)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	72,036	90,673	25,836
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—	1,092,065
Cash, cash equivalents and restricted cash at beginning of period	72,036	90,673	1,117,901
Cash, cash equivalents and restricted cash from continuing operations, end of period	91,018	72,036	90,673
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$91,018	$72,036	$90,673

Non-cash investing and financing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$—	$—	$37,715
Capital expenditures incurred but not yet paid	128	165	104,154
Tenant improvement paid by landlord	—	—	195
Share-based compensation capitalized in property and equipment	—	—	4,011

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$249	$2,845,961	$(207,790)	$29,003	$(46,923)	$2,620,500	$18,260	$2,638,760	$67,627
Net loss	—	—	—	(182,388)	—	(182,388)	(2,462)	(184,850)	(24,013)
Other comprehensive loss	—	—	—	—	(4,128)	(4,128)	—	(4,128)	—
Comprehensive loss		—	—	—	—	(186,516)	(2,462)	(188,978)	(24,013)
Share-based compensation	—	61,007	—	—	—	61,007	—	61,007	—
Tax withholding associated with shares issued for equity-based compensation	—	(26,777)	—	—	—	(26,777)	—	(26,777)	—
Common stock issued under stock incentive plans	—	(22,906)	22,906	—	—	—	—	—	—
Noncontrolling interest non-cash acquisition	—	20,262	17,453	—	—	37,715	—	37,715	(37,715)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(535)	(535)	—
Adjustments to noncontrolling interests	—	(1,424)	—	—	—	(1,424)	1,424	—	—
Contribution of joint venture interests	—	—	—	—	—	—	3,709	3,709	—
Redeemable noncontrolling interest adjustment to redemption fair value	—	(16,939)	—	—	—	(16,939)	—	(16,939)	16,939
Distribution of Madison Square Garden Entertainment Corp.	—	(2,853,244)	—	109,780	48,912	(2,694,552)	(16,845)	(2,711,397)	(22,838)
Balance as of June 30, 2020	$249	$5,940	$(167,431)	$(43,605)	$(2,139)	$(206,986)	$3,551	$(203,435)	$—

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	$249	$5,940	$(167,431)	$(43,605)	$(2,139)	$(206,986)	$3,551	$(203,435)
Net loss	—	—	—	(13,954)	—	(13,954)	(1,943)	(15,897)
Other comprehensive income	—	—	—	—	112	112	—	112
Comprehensive loss	—	—	—	—	—	(13,842)	(1,943)	(15,785)
Share-based compensation	—	30,437	—	—	—	30,437	—	30,437
Tax withholding associated with shares issued for equity-based compensation	—	(11,023)	—	(2,868)	—	(13,891)	—	(13,891)
Common stock issued under stock incentive plans	—	(1,418)	20,697	(18,471)	—	808	—	808
Adjustments to noncontrolling interests	—	(834)		—	—	(834)	834	—
Balance as of June 30, 2021	$249	$23,102	$(146,734)	$(78,898)	$(2,027)	$(204,308)	$2,442	$(201,866)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2021	$249	$23,102	$(146,734)	$(78,898)	$(2,027)	$(204,308)	$2,442	$(201,866)
Net income (loss)	—	—	—	51,131	—	51,131	(2,251)	48,880
Other comprehensive income	—	—	—	—	841	841	—	841
Comprehensive income (loss)	—	—	—	—	—	51,972	(2,251)	49,721
Share-based compensation	—	24,245	—	—	—	24,245	—	24,245
Tax withholding associated with shares issued for equity-based compensation	—	(18,306)	—	—	—	(18,306)	—	(18,306)
Common stock issued under stock incentive plans	—	(9,947)	18,708	(7,932)	—	829	—	829
Adjustments to noncontrolling interests	—	(1,521)	—	—	—	(1,521)	1,521	—
Balance as of June 30, 2022	$249	$17,573	$(128,026)	$(35,699)	$(1,186)	$(147,089)	$1,712	$(145,377)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Sports Corp., formerly The Madison Square Garden Company (together with its subsidiaries, the “Company” or “MSG Sports”) owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. These professional sports franchises are collectively referred to herein as the “sports teams.” In addition, the Company owns Knicks Gaming, an esports franchise that competes in the NBA 2K League, as well as a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. The Company also operates two professional sports team performance centers — the Madison Square Garden Training Center in Greenburgh, NY and the CLG Performance Center in Los Angeles, CA. CLG and Knicks Gaming are collectively referred to herein as the “esports teams,” and together with the sports teams, the “teams.”
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
On April 17, 2020 (the “MSGE Distribution Date”), the Company distributed all of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) to its stockholders (the “MSGE Distribution”). MSG Entertainment owns, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. In the MSGE Distribution, (a) each holder of the Company’s Class A common stock received one share of MSG Entertainment Class A common stock, par value $0.01 per share, for every share of the Company’s Class A common stock held of record as of the close of business, New York City time, on April 13, 2020 (the “Record Date”), and (b) each holder of the Company’s Class B common stock received one share of MSG Entertainment Class B common stock, par value $0.01 per share, for every share of the Company’s Class B common stock held of record as of the close of business, New York City time, on the Record Date.
Reclassifications
The historical results of MSG Entertainment have been reflected in the accompanying statements of operations for the year ended June 30, 2020 as discontinued operations. See Note 3 for more information. In addition, certain reclassifications have been made in order to conform to the current period’s presentation and relate to the separation of League-related accruals, which was previously reported in Other accrued liabilities in the consolidated balance sheet as of June 30, 2021.
Impact of COVID-19
During fiscal years 2020 and 2021, COVID-19 disruptions materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases, no revenues, across a number of areas. In fiscal year 2022, the Company’s operations and operating results were also impacted by temporary declines in attendance due to ongoing reduced tourism levels as well as an increase in COVID-19 cases during certain months of the fiscal year.
Fiscal Years 2020 and 2021
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In addition, the start of the 2020-21 NBA and NHL regular seasons were delayed. The Knicks and the Rangers did not start their seasons until December 16, 2020 and January 14, 2021, respectively, initially with no fans and then with fan attendance limited to 10% capacity starting on February 23 and February 26, respectively, due to government-mandated assembly restrictions.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021. During the 2020-2021 season, the Knicks and the Rangers each played fewer games than their traditional 82-game regular season schedules, with the NBA playing a 72-game regular season schedule and the NHL playing a 56-game regular season schedule.
These disruptions materially impacted the Company’s revenues across a number of areas, including, ticket sales; the Company’s share of suite licenses; sponsorships; signage and in-venue advertising at The Garden; local media rights fees; and food, beverage and merchandise sales.
In connection with the MSGE Distribution, we entered into the Arena License Agreements with MSG Entertainment. At the time of the MSGE Distribution, the Garden was not available for use due to the government-mandated suspension of events in response to COVID-19, and was only available at reduced capacity beginning in December 2020 through May 2021. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden, and the Company paid substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees to MSG Entertainment under the Arena License Agreements in their full contractual amounts.
During fiscal year 2021, as a result of COVID-19, the Company implemented cost-reduction measures that included workforce reductions and limits on discretionary spending. In addition, as a result of the disruptions caused by COVID-19, certain operating expenses were reduced, including (i) payments to MSG Entertainment under the Arena License Agreements described above, (ii) NBA league assessments and day-of-game expenses for Knicks and Rangers games, and (iii) league revenue sharing, net of escrow and team personnel expense. These expense reductions did not fully offset revenue losses.Fiscal Year 2022
Starting August 17, 2021, indoor entertainment venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including vaccination and/or mask requirements for guests. In March 2022, New York City lifted all COVID-19 vaccination requirements pertaining to guests and professional athletes at indoor entertainment venues such as The Garden. There are no capacity restrictions or vaccination requirements applicable to fan attendance at games at The Garden as of the date of this filing.
The Knicks and the Rangers each completed their full 82-game regular season schedules for the 2021-22 season in April 2022 and the Rangers competed in the playoffs in May and June 2022, playing ten home playoff games in total. Fan attendance during fiscal year 2022 was impacted by the COVID-19 pandemic, including the emergence of certain variants and ongoing reduced tourism levels.
It is unclear to what extent COVID-19 concerns, including with respect to new variants, could result in renewed governmental and league restrictions on attendance or otherwise impact attendance of games at The Garden.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the years ended on June 30, 2022, 2021, and 2020 are referred to as “fiscal year 2022”, “fiscal year 2021”, and “fiscal year 2020”, respectively. The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. For consolidated subsidiaries where the Company’s ownership is less than 100%, the relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net income (loss) attributable to nonredeemable noncontrolling interests” and “Comprehensive income (loss) attributable to nonredeemable noncontrolling interests” on the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. All significant intracompany transactions and accounts within the Company’s consolidated financial statements have been eliminated.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Use of Estimates
The preparation of the accompanying financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, other current assets, goodwill, intangible assets, other long-lived assets, deferred tax valuation allowance, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
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
Revenue Recognition
See Note 4 for details of accounting policies related to revenue recognition and other disclosures required under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.
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
In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player’s seasonal or contractual salary and related costs, including any associated NBA luxury tax, net of any anticipated insurance recoveries. When players are traded, waived or contracts are terminated, any remaining unamortized signing bonuses and prepaid salaries are expensed to current operations. Amounts due to these individuals are generally paid over their remaining contract terms. Team personnel contract termination costs are recognized in the period in which those events occur. See Note 6 for further discussion of significant team personnel transactions.
The NBA and NHL each have collective bargaining agreements (each a “CBA”) with the respective league’s players association, to which the Company is subject. The NBA CBA expires after the 2023-24 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right (which must be exercised by December 15, 2022) to terminate the CBA following the 2022-23 season. The current NHL CBA is set to expire on September 15, 2026 (with the possibility of a one year extension in certain circumstances).
The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay any deficiency to the players on its roster) and a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
centrally-generated NHL sources. The Rangers are consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the plan.
The Company recognizes the amount of its estimated revenue sharing expense associated with the preseason and regular season, net of the amount the Company expects to receive from the escrow, on a straight-line basis over the applicable NBA and NHL seasons as a component of direct operating expenses. In years when the Knicks or the Rangers participate in the playoffs, the Company recognizes its estimate of the playoff revenue sharing contribution in the periods when the playoffs occur.
As of June 30, 2022 and 2021, the Company had net revenue sharing liabilities, recorded within League-related accruals, of $64,717 and $28,860, respectively. In addition, as of June 30, 2022, the Company had receivable balances related to escrow and player compensation recoveries of $12,464 and $6,782, recorded in Accounts receivable, net and Other assets, respectively. As of June 30, 2021, the Company had receivable balances related to escrow and player compensation recoveries of $36,525 and $10,700, recorded in Accounts receivable, net and Other assets, respectively.
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
Arena License Expenses
The Knicks and the Rangers play their home games at The Garden pursuant to the Arena License Agreements with MSG Entertainment, which owns and operates The Garden. The Arena License Agreements are viewed as a continuation of an existing pre-spin relationship where the Knicks and the Rangers used The Garden through an inter-company cost-sharing arrangement. Prior to the MSGE Distribution, the Company allocated certain costs and attributed direct costs to the MSG Sports business (See Note 3). Generally, the financial statements reflect the monthly payments made for the Arena License Agreements throughout the contract year in equal installments, and straight-line rent expense recorded by each team equally over each team’s individual event days. See Note 8 for more information on the accounting for leases.
Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs classified in selling, general and administrative expenses were $4,840, $2,291 and $3,064 for the years ended June 30, 2022, 2021 and 2020, respectively.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statements of operations.
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
In addition, for the Company’s stock option awards, the Company applies the fair value recognition provisions of ASC Topic 718 Compensation — Stock Compensation. ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing all vesting tranches in the aggregate as one award using an average expected term.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company determines its assumptions for option-pricing models in accordance with ASC Topic 718 and SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment based on the following:
•The expected term of stock options is estimated using the simplified method.
•The expected risk-free interest rate is based on the U.S. Treasury interest rate where the term is consistent with the expected term of the stock options.
•The expected volatility is based on the historical volatility of the Company’s stock price.
In December 2007, the SEC staff issued SAB No. 110, Certain Assumptions Used In Valuation Methods — Expected Term. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in fiscal year 2019 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 15) only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
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
Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts and, prior to the December 2021 credit facility amendments described below, cash required to be held under the Company’s revolving credit facilities. Cash is required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. That escrow account will be distributed to the players and NHL teams based on the provisions of the NHL CBA. See Note 13 for more information related to the Company’s revolving credit facilities. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected on the accompanying consolidated statement of cash flows in accordance with ASU No. 2016-18, Statement of Cash Flows (Topic 230), which is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated statements of cash flows.
Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to reserve for expected credit losses. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, historical experience, as well as current and expected economic conditions and industry trends. The Company had no allowance for doubtful accounts as of June 30, 2022 and 2021.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Investments in Equity Securities
The Company has equity investments with and without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Miscellaneous income (expense), net in the accompanying consolidated statements of operations. For equity investments with readily determinable fair values, changes in the fair value of those investments are measured at each reporting date and are recorded within Miscellaneous income (expense), net in the accompanying consolidated statements of operations. The Company recognizes the value of the equity investments within Other assets in the accompanying consolidated balance sheets.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. The Company adopted this standard as of the beginning of fiscal year 2022, and the adoption did not have a material impact on its consolidated financial statements.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
operations reflect a number of inter-company arrangements that dictate the allocable amounts of shared revenue and operating expenses.
The Company’s continuing revenues include event related revenues for ticket sales and a portion of shared suite license fees generated in connection with the games played at The Garden. Pursuant to the Arena License Agreements, effective as of the MSGE Distribution Date, the Company’s aggregate share of the suite license fees is 67.5%. Thus, for the period prior to the MSGE Distribution, the allocated percentage of suite license fees of 32.5% is reported within results of discontinued operations. In addition, the Company’s multi-year sponsorship agreements may include performance obligations of the Company’s continuing and discontinued operations (see Note 4). Sponsorship revenues reported within discontinued operations are based on the relative value of performance obligations wholly satisfied by the MSG Entertainment businesses. Sponsorship agreements also include shared performance obligations that are from indoor venue signage and other shared sponsorship performance obligations. For historically allocated shared signage and other shared sponsorship revenue, the Company calculated MSG Entertainment’s share to be presented within discontinued operations based on a combined revenue driver.
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
Indirect corporate and administrative costs, including amounts that were historically allocated to the MSG Entertainment business segment, do not qualify for discontinued operations presentation, and these costs are included in continuing operations for the period prior to the MSGE Distribution. Various types of indirect corporate and administrative expenses that continue after the MSGE Distribution Date and are covered under the services agreement with MSG Entertainment, are included in continuing operations for the period after the MSGE Distribution. In addition, results from continuing operations, prior to the MSGE Distribution Date, include certain corporate overhead expenses that the Company did not incur in the periods after the completion of the MSGE Distribution, and the Company does not expect to incur such expenses in future periods. Discontinued operations include all depreciation expense for MSG Entertainment’s venues and other operating assets. Depreciation expense on certain corporate property and equipment that was transferred to MSG Entertainment in connection with the MSGE Distribution, remained in continuing operations as it did not qualify for discontinued operations reporting.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The table below sets forth, for the fiscal year ended June 30, 2020, operating results of discontinued operations. Amounts presented below differ from historically reported results for the MSG Entertainment business segment due to reclassifications and adjustments made for purposes of discontinued operations.

Year Ended June 30,
2020
Revenues	$669,096
Direct operating expenses	408,413
Selling, general and administrative expenses	206,524
Depreciation and amortization	75,822
Impairment of intangibles, long-lived assets and goodwill	102,211
Operating loss	(123,874)
Other income (expense):
Loss in equity method investments	(3,901)
Interest income	16,754
Interest expense	(3,570)
Miscellaneous expense, net	(3,863)
Loss from discontinued operations before income taxes	(118,454)
Income tax benefit	28,232
Net loss from discontinued operations	(90,222)
Less: Net loss attributable to redeemable noncontrolling interests	(24,013)
Less: Net loss attributable to nonredeemable noncontrolling interests	(120)
Net loss from discontinued operations attributable to Madison Square Garden Sports Corp.’s stockholders	$(66,089)
The amount of cash and restricted cash distributed as of the MSGE Distribution Date to MSG Entertainment was $816,896 and $10,180, respectively.
As permitted under ASU 2014-08, the Company has elected not to adjust the consolidated statement of cash flows for the fiscal year ended June 30, 2020 to exclude cash flows attributable to discontinued operations. The table below sets forth, for the fiscal year ended June 30, 2020, significant selected financial information related to MSG Entertainment included in the accompanied consolidated statements of cash flows:

Year Ended June 30,
2020
Non-cash items included in net loss:
Depreciation and amortization	$75,822
Impairment of intangibles, long-lived assets and goodwill	102,211
Share-based compensation expense	8,303

Cash flows from investing activities:
Capital expenditures	$346,488

Non-cash investing activities:
Non-cash acquisition of additional redeemable noncontrolling interests	$37,715
Capital expenditures incurred but not yet paid	104,137

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 4. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the year ended June 30, 2022, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company’s revenue recognition policies that summarize the nature, amount, timing and uncertainty associated with each of the Company’s revenue sources are discussed further below.
The Company’s professional sports teams derive event-related revenues principally from ticket sales which are recognized as the related games occur. The Company’s revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. Because suite and club licenses cover both the Knicks and the Rangers games and events that MSG Entertainment presents at The Garden, suite and club rental revenue is shared between us and MSG Entertainment under Arena License Agreements the Company entered into in connection with the MSGE Distribution. Pursuant to the Arena Licenses Agreements, the Knicks and the Rangers are entitled to 35% and 32.5%, respectively, of the revenues received by MSG Entertainment in connection with suite and club licenses. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s suite license performance obligations is measured as access to the suite is provided to the licensee throughout the contractual term of the license. For the year ended June 30, 2020, due to the NBA and NHL suspending their season on March 11, and 12, 2020, respectively, suite license holders did not have access to their suites and therefore revenue recognition ceased at that time. For the year ended June 30, 2021, access to suites for Knicks and Rangers games was primarily sold by way of individual tickets, thus minimal suite license revenue was recognized.
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
MSG Sports also earns revenues from the sale of advertising in the form of sponsorships and signage, which are not related to any specific event. The Company’s performance obligations with respect to this advertising are satisfied as the related benefits are delivered over the term of the respective agreements.
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within deferred revenue and are recognized as the Company satisfies the related performance obligations.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements per FASB ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the years ended June 30, 2022, 2021 and 2020:

	Years Ended June 30,
	2022	2021	2020
Event-related (a)	$331,807	$28,511	$235,605
Media rights (b)	275,637	285,059	190,824
Sponsorship, signage and suite licenses	172,813	52,931	139,414
League distributions and other	41,097	49,220	37,476
Total revenues from contracts with customers	$821,354	$415,721	$603,319
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees from MSG Networks, (ii) revenue from the distribution through league-wide national and international television contracts, and (iii) other local radio rights fees.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2022, 2021 and 2020.

	June 30,	June 30,	June 30,
	2022	2021	2020
Receivables from contracts with customers, net (a)	$24,729	$30,834	$8,035
Contract assets, current (b)	13,839	9,604	4,112
Deferred revenue, including non-current portion (c) (d)	163,491	162,628	128,362
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2022, 2021 and 2020 the Company’s receivables from contracts with customers above included $1,258, $213 and $632, respectively, related to various related parties. See Note 17 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and luxury tax payments.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue with MSG Networks was $0, $260 and $0 as of June 30, 2022, 2021 and 2020, respectively.
(d)Revenue recognized for the year ended June 30, 2022 relating to the deferred revenue balance as of July 1, 2021 was $121,271. Revenue recognized for the year ended June 30, 2021 relating to the deferred revenue balance as of July 1, 2020 was $58,611.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2023	$118,819
Fiscal year ending June 30, 2024	95,647
Fiscal year ending June 30, 2025	60,686
Fiscal year ending June 30, 2026	42,069
Fiscal year ending June 30, 2027	18,546
Thereafter	23,057
$358,824
Note 5. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive.

	Years Ended June 30,
	2022	2021	2020
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,246	24,129	23,942
Dilutive effect of shares issuable under share-based compensation plans	159	—	—
Weighted-average shares for diluted EPS	24,405	24,129	23,942
Weighted-average shares excluded from diluted earnings (loss) per share	—	315	583
Note 6. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to the Company’s sports teams for (i) waivers/contract termination costs, (ii) player trades and (iii) season-ending injuries (“Team Personnel Transactions”). Team Personnel Transactions amounted to $737, $44,242 and $33,690 for the years ended June 30, 2022, 2021 and 2020, respectively.
Note 7. Cash, Cash Equivalent and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	June 30, 2022	June 30, 2021	June 30, 2020	June 30, 2019
Captions on the consolidated balance sheets:
Cash and cash equivalents	$91,018	$64,902	$77,852	$4,317
Restricted cash (a)	—	7,134	12,821	21,519
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$91,018	$72,036	$90,673	$25,836
_________________
(a)See Note 2 for more information regarding the nature of restricted cash.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from operating lease ROU assets and are included within Property and equipment, net on the Company’s consolidated balance sheets. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
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
On April 17, 2020, in connection with the MSGE Distribution, the Company entered into a sublease agreement with MSG Entertainment for the Company’s principal executive offices at Two Pennsylvania Plaza in New York. The sublease right of use assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term.
In November 2021, MSG Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York (the “New MSGE Lease Agreement”). In accordance with the terms of the Sublease Agreement and the New MSGE Lease Agreement, the lease term of the Sublease Agreement was extended until October 31, 2024. The Company has accounted for this extension as a lease remeasurement and remeasured the right-of-use asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement. As a result of the remeasurement, non-cash additions to the right-of-use asset and operating lease liability of $1,244 were recorded during the fiscal year ended June 30, 2022.
In accordance with the terms of the Sublease Agreement, the Company has committed to enter into a new sublease agreement with MSG Entertainment for a lease term equivalent to the New MSGE Lease Agreement term, which ends January 31, 2046. In addition, in connection with the New MSGE Lease Agreement, the Company has entered into a commitment whereby if the New MSGE Lease Agreement were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices in Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046. As the Company has not yet entered into a new sublease for or taken possession of the new executive office space at Two Pennsylvania Plaza, no additional right-of-use assets or operating lease liabilities have been recorded as of June 30, 2022 related to the commitments discussed above.
In addition, in connection with the MSGE Distribution we entered into long term leases with MSG Entertainment through June 30, 2055 and allow the Knicks and the Rangers to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ended June 30, 2021 was approximately $22,500 for the Knicks and

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.
At the time of the MSGE Distribution, the Garden was not available for use due to the government-mandated suspension of events in response to COVID-19. As a result, the Company was not required to pay license fees to MSG Entertainment under the Arena License Agreements until games resumed at The Garden.
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
The Knicks and the Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time from before and after the game. In evaluating the Company’s lease cost, the Company considered the timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line operating lease costs should be recorded by each team equally over each team’s individual event days.
As of June 30, 2022, the Company’s existing operating leases, which are recorded in the accompanying consolidated financial statements, have remaining lease terms ranging from 2 months to 33 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewal, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2022 and 2021:

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2022	June 30, 2021
Right-of-use assets:
Operating leases	Right-of-use lease assets	$686,782	$703,521
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	43,699	41,951
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	699,587	691,152
Total lease liabilities		$743,286	$733,103
——————
(a)As of June 30, 2022, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $43,028 and $699,587, respectively, that are payable to MSG Entertainment. As of June 30, 2021, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $41,541 and $690,792, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the Company’s consolidated statement of operations for the years ended June 30, 2022, 2021, and 2020:

		Years Ended June 30,
	Line Item in the Company’s Consolidated Statement of Operations	2022	2021	2020
Operating lease cost	Direct operating expenses	$68,311	$35,801	$341
Operating lease cost	Selling, general and administrative expenses	2,450	2,444	593
Short-term lease cost	Direct operating expenses	161	122	138
Variable lease cost (a)	Direct operating expenses	—	1,209	—
Total lease cost		$70,922	$39,576	$1,072
——————
(a)As a result of the unique circumstances due to COVID-19 during the prior season, the Company agreed to make certain variable lease payments to MSG Entertainment associated with the Knicks playoff games during the 2021 NBA playoffs.
Supplemental Information
For the years ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $43,846 and $10,016, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of June 30, 2022 and 2021 was 32.7 years and 33.7 years, respectively. The weighted average discount rate was 7.13% as of June 30, 2022 and 2021, and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturities of operating lease liabilities as of June 30, 2022 are as follows:

Fiscal year ending June 30, 2023	$45,341
Fiscal year ending June 30, 2024	45,361
Fiscal year ending June 30, 2025	44,900
Fiscal year ending June 30, 2026	45,374
Fiscal year ending June 30, 2027	46,735
Thereafter	2,066,577
Total lease payments	2,294,288
Less imputed interest	(1,551,002)
Total lease liabilities	$743,286
Note 9. Property and Equipment
As of June 30, 2022 and 2021, property and equipment consisted of the following assets:

	June 30, 2022	June 30, 2021	Estimated Useful Lives
Land	$5,153	$5,153
Buildings	51,444	53,822	Up to	45 years
Equipment	21,042	18,239	1 year	to	20 years
Furniture and fixtures	786	291	4 years	to	10 years
Leasehold improvements	1,072	653	Shorter of term of lease or life of improvement
Construction in progress	189	231
	79,686	78,389
Less accumulated depreciation and amortization	(46,794)	(42,673)
	$32,892	$35,716
Depreciation and amortization expense on property and equipment for continuing operations was $3,982, $4,515 and $13,979 for the years ended June 30, 2022, 2021 and 2020, respectively, which, prior to the MSGE Distribution, includes depreciation expense on certain corporate property and equipment that was transferred to MSG Entertainment in connection with the MSGE Distribution, but which did not qualify for discontinued operations reporting.
Note 10. Goodwill and Intangible Assets
During the first quarter of fiscal year 2022, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date. The Company’s goodwill is $226,955 and $226,955 as of June 30, 2022 and 2021, respectively.
The Company’s indefinite-lived intangible assets as of June 30, 2022 and 2021 are as follows:

	June 30, 2022	June 30, 2021
Sports franchises	$111,064	$111,064
Photographic related rights	1,080	1,080
	$112,144	$112,144
During the first quarter of fiscal year 2022, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company’s intangible assets subject to amortization are as follows:

June 30, 2022	Estimated Useful Lives			Gross	Accumulated Amortization	Net
Trade names			5 years	$2,300	$(2,262)	$38
Non-compete agreements			5 years	2,400	(2,360)	40
Other intangibles	3 years	to	9.75 years	1,200	(642)	558
				$5,900	$(5,264)	$636

June 30, 2021	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(1,802)	$498
Non-compete agreements	2,400	(1,880)	520
Other intangibles	1,200	(523)	677
	$5,900	$(4,205)	$1,695
Amortization expense for intangible assets was $1,059, $1,059, and $3,561 for the years ended June 30, 2022, 2021 and 2020, respectively.
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2023 through 2027 to be as follows:

Fiscal year ending June 30, 2023	$195
Fiscal year ending June 30, 2024	115
Fiscal year ending June 30, 2025	115
Fiscal year ending June 30, 2026	115
Fiscal year ending June 30, 2027	96
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	June 30,
		2022	2021
Assets:
Money market accounts	I	$26,018	$33,820
Time deposit	I	56,082	5,000
Equity investments	I	2,736	—
Total assets measured at fair value		$84,836	$38,820
Assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposit approximates fair value due to their short-term maturities.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	June 30, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$220,000	$220,000	$355,000	$355,000
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
As of June 30, 2022, future cash payments required under contracts entered into by the Company in the normal course of business in excess of one year are as follows:

	Off-Balance Sheet Commitments(a)	Contractual Obligations reflected on the Balance Sheet(b)	Total(c)
Fiscal year ending June 30, 2023	$176,289	$83,158	$259,447
Fiscal year ending June 30, 2024	170,004	11,924	181,928
Fiscal year ending June 30, 2025	116,444	5,361	121,805
Fiscal year ending June 30, 2026	52,663	2,671	55,334
Fiscal year ending June 30, 2027	23,529	1,978	25,507
Thereafter	38,396	6,760	45,156
	$577,325	$111,852	$689,177
_________________
(a)Consist principally of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.
(b)Consist primarily of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel.
(c)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 for further information on the Company’s pension obligations. In addition, see Note 8 for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2022.
See Note 13 for further details of the outstanding balances under the 2021 Knicks Revolving Credit Facility, the 2021 Rangers Revolving Credit Facility and the 2021 Rangers NHL Advance Agreement (as defined below).

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
All borrowings under the 2021 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2021 Knicks Revolving Credit Facility. The outstanding balance under the 2021 Knicks Revolving Credit Facility was $220,000 as of June 30, 2022, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Knicks Revolving Credit Facility as of June 30, 2022 was 2.68%. During the year ended June 30, 2022 the Company made interest payments of $3,341 in respect of the 2021 Knicks Revolving Credit Facility (including in respect of obligations under the 2020 Knicks Credit Agreement prior to the amendment and restatement thereof).
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
The 2021 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2022, Knicks LLC was in compliance with this financial covenant.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
All borrowings under the 2021 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2021 Rangers Revolving Credit Facility. During the year ended June 30, 2022, the Company made principal payments of $135,000. There was no borrowing under the 2021 Rangers Revolving Credit Facility as of June 30, 2022. The interest rate on the 2021 Rangers Revolving Credit Facility as of June 30, 2022 was 2.63%. During the year ended June 30, 2022 the Company made interest payments of $2,127 in respect of the 2021 Rangers Revolving Credit Facility (including in respect of obligations under the 2020 Rangers Credit Agreement prior to the amendment and restatement thereof).
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
The 2021 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2022, Rangers LLC was in compliance with this financial covenant.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “2021 Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of June 30, 2022 and was recorded as Debt in the accompanying consolidated balance sheet. During the year ended June 30, 2022 the Company made interest payments of $900.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheets:

	June 30, 2022 (a)	June 30, 2021
Other current assets	$1,145	$1,759
Other assets	3,954	2,345
(a) In connection with the 2021 Knicks Revolving Credit Facility and 2021 Rangers Revolving Credit Facility, the Company incurred $2,836 in deferred financing costs during the year ended June 30, 2022.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The following table summarizes the projected benefit obligations, assets, and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2022 and 2021, associated with the MSGS Pension Plans based upon actuarial valuations as of those measurement dates.

	June 30,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of period	$9,600	$10,057
Interest cost	123	145
Actuarial loss (gain)	(1,078)	38
Benefits paid	(248)	(312)
Plan settlements paid	(83)	(328)
Benefit obligation at end of period	$8,314	$9,600
The actuarial gain of $1,078, included in the change in benefit obligation for pension benefits in the year ended June 30, 2022, is primarily the result of increases in the discount rate and demographic experience as of June 30, 2022.
Amounts recognized in the consolidated balance sheets as of June 30, 2022 and 2021 consist of:

	June 30,
	2022	2021
Current liabilities (included in accrued employee related costs)	$(3,309)	$(3,317)
Non-current liabilities (included in Defined benefit obligations)	(5,005)	(6,283)
	$(8,314)	$(9,600)
Accumulated other comprehensive loss, before income tax, as of June 30, 2022 and 2021 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	June 30,
	2022	2021
Actuarial loss	$(807)	$(2,027)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents components of net periodic benefit cost for the MSGE Pension Plans, MSGS Pension Plans and Postretirement Plan included in the accompanying consolidated statements of operations for the years ended June 30, 2022, 2021 and 2020. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$75	$—	$—	$44
Interest cost	123	145	4,285	—	—	86
Expected return on plan assets	—	—	(4,240)	—	—	—
Recognized actuarial loss	133	103	930	—	—	5
Settlement loss recognized (a)	9	47	67	—	—	—
Net periodic benefit cost	$265	$295	$1,117	$—	$—	$135
_________________
(a)For the years ended June 30, 2022, 2021 and 2020, lump-sum payments totaling $83, $328 and $551, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30, 2022, June 30, 2021, and March 31, 2020 for the years ended June 30, 2022, 2021 and 2020, respectively. Discount rates used for the projected benefit obligation and interest cost were 1.89% and 0.86% as of June 30, 2022, respectively, 1.73% and 0.91% as of June 30, 2021, respectively, and 3.21% and 2.55% as of June 30, 2020, respectively. Additionally, settlement charges of $9, $47 and $67 were recognized in Miscellaneous income (expense), net for the years ended June 30, 2022, 2021 and 2020, respectively.
Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020
Continuing Operations	$265	$295	$395	$—	$—	$—
Discontinued Operations	—	—	722	—	—	135
Total net periodic benefit cost	$265	$295	$1,117	$—	$—	$135
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2022, 2021 and 2020 are as follows:

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020
Actuarial gain (loss), net	$1,078	$(38)	$(321)	$—	$—	$—
Recognized actuarial loss	133	103	930	—	—	5
Settlement loss recognized	9	47	67	—	—	—
Transfer due to the MSGE Distribution	—	—	37,049	—	—	749
Total recognized in other comprehensive income (loss)	$1,220	$112	$37,725	$—	$—	$754
Funded Status
As a result of the MSGE Distribution, effective the MSGE Distribution Date, the Company sponsors only unfunded non-contributory pension plans.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021
Discount rate	4.60%	2.35%
Interest crediting rate	2.76%	2.32%
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2022, 2021 and 2020 are as follows:

	MSGE Pension Plans & MSGS Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2022	2021	2020	2022	2021	2020
Discount rate - projected benefit obligation	2.35%	2.35%	3.58%	n/a	n/a	3.18%
Discount rate - service cost	n/a	n/a	3.78%	n/a	n/a	3.45%
Discount rate - interest cost	1.84%	1.84%	3.10%	n/a	n/a	2.84%
Expected long-term return on plan assets	n/a	n/a	5.52%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	n/a	n/a	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	n/a	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	n/a	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2022, 2021, and 2020 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Plan Assets and Investment Policy
As discussed above, in connection with the MSGE Distribution, the Company only retained liabilities associated with unfunded and unqualified pension plans. Thus, the MSGS Pension Plans did not carry any investments as of June 30, 2022 and June 30, 2021.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the MSGS Pension Plans:

Fiscal year ending June 30, 2023	$3,361
Fiscal year ending June 30, 2024	520
Fiscal year ending June 30, 2025	568
Fiscal year ending June 30, 2026	544
Fiscal year ending June 30, 2027	451
Fiscal years ending June 30, 2028 – 2032	1,998

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
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations for the years ended June 30, 2022, 2021 and 2020 are as follows:

	Years Ended June 30,
	2022	2021	2020
Continuing Operations	$4,956	$2,310	$4,674
Discontinued Operations	—	—	1,411
Total Savings Plan Expenses	$4,956	$2,310	$6,085
For the year ended June 30, 2020, expenses related to the Union Savings Plan included in the accompanying consolidated statements of operations were $526 and have been classified in the consolidated statements of operations as discontinued operations.
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
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2022, 2021 and 2020, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2022 and 2021 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Sports
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2022	2021		2022	2021	2020	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players’ Pension Plan	832172122	001	Yellow	Yellow	Implemented	$—	$3,526	$3,780	No	6/2024 (with certain termination rights becoming effective 6/2023)
			as of	as of
			2/1/2021	2/1/2020
National Hockey League Players’ Retirement Benefit Plan	462555356	001	Green	Green	No	1,276	1,153	1,150	No	9/2026
			as of	as of
			4/30/2021	4/30/2020
All Other Multiemployer Defined Benefit Pension Plans						373	371	398
						$1,649	$5,050	$5,328
The Company was not listed as providing more than 5 percent of the total contributions in any Form 5500 for the years ended June 30, 2022, 2021 and 2020.
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $1,092, $1,273 and $1,200 for the years ended June 30, 2022, 2021 and 2020, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $278, $3,526 and $2,559 for the years ended June 30, 2022, 2021 and 2020, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
Executive Deferred Compensation Plan
On November 16, 2021, the Company established the Madison Square Garden Sports Corp. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) for the purpose of permitting a select group of highly-compensated employees to defer the employee’s annual base salary and bonus into the Deferred Compensation Plan with returns on such deferrals tracking the performance of certain investments. Amounts deferred and invested by employees under the Deferred Compensation Plan are placed in an irrevocable trust established by the Company and all assets of the trust are subject to the creditors of the Company in the event of insolvency. In accordance with ASC Topic 710, Compensation – General (“ASC Topic 710”), the assets of the trust are consolidated with the accounts of the Company and are recognized in the Company’s consolidated balance sheet.
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Miscellaneous income (expense), net in the Company’s consolidated statements of operations. For the year ended June 30, 2022 the Company recorded compensation cost of $461 within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, for the year ended June 30, 2022, the Company recorded gains of $461 within Miscellaneous income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
Amounts recognized in the consolidated balance sheets as of June 30, 2022 related to the Deferred Compensation Plan consist of:

June 30,
2022
Non-current assets (included in other assets)	$2,736
Current liabilities (included in accrued employee related costs)	(123)
Non-current liabilities (included in other employee related costs)	(2,613)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 15. Share-based Compensation
The Company has two share-based compensation plans: the 2015 Employee Stock Plan (the “Employee Stock Plan”) and the 2015 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units (“RSUs”), performance RSUs (“PSUs”), stock appreciation rights and other equity-based awards. The Company may grant awards for up to 2,650 shares of the Company’s Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. RSUs that were awarded under the Employee Stock Plan generally vest ratably over three years, with PSUs generally subject to three-year cliff vesting, subject to certain performance conditions. RSUs and PSUs that were awarded by the Company to its employees will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
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
In connection with the MSGE Distribution, pursuant to the terms of the incentive plans and award agreements, (i) each holder of an RSU and PSU granted under the Employee Stock Plan received one MSG Entertainment RSU or PSU in respect of every one Company RSU or PSU owned on the Record Date and continues to be entitled to a share of the Company’s Class A Common Stock (or cash or other property) for each Company RSU or PSU in accordance with the existing award agreement, (ii) one share of MSG Entertainment Class A Common Stock was issued under the MSG Entertainment Non-Employee Director Plan in respect of every one RSU outstanding under the Company’s Non-Employee Director Plan, which remain outstanding and continue to be entitled to a share of the Company’s Class A Common Stock (or cash or other property) in accordance with the existing award agreement, and (iii) each option to purchase the Company’s Class A Common Stock became two options: one option to acquire MSG Entertainment Class A Common Stock and one option to acquire the Company’s Class A Common Stock. The existing exercise price was allocated between the Company’s options and the new MSG Entertainment options based upon the volume-weighted average prices of the MSG Entertainment Class A Common Stock and the Company’s Class A Common Stock using the 10-day volume weighted average trading price immediately following the MSGE Distribution, and the underlying share amount was consistent with the one-to-one distribution ratio in the MSGE Distribution. Other than the split of the options and the allocation of the existing exercise price, there were no additional adjustments to the existing options in connection with the MSGE Distribution.
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
Share-based compensation expense was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses. Share-based compensation expense recorded during the years

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
ended June 30, 2022, 2021 and 2020 was $24,245, $30,437 and $48,693, respectively. There were no costs related to share-based compensation in continuing operations that were capitalized for the years ended June 30, 2022, 2021 and 2020.
As of June 30, 2022, there was $20,005 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years for unvested RSUs and PSUs.
Share-based compensation expense for discontinued operations during the year ended June 30, 2020 was $8,303.
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
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company and MSG Entertainment employees, for the year ended June 30, 2022:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant (a)
	Nonperformance Based Vesting RSUs	PSUs and Performance Based Vesting RSUs
Unvested award balance as of June 30, 2021	264	220	$234.39
Granted	75	56	$162.09
Vested	(140)	(85)	$254.96
Forfeited	—	(2)	$186.90
Unvested award balance as of June 30, 2022	199	189	$198.21
_________________
(a)     Weighted-average fair value per share at date of grant does not reflect any adjustment associated with the MSGE Distribution. See above for a discussion of the treatment of RSUs and PSUs in connection with the MSGE Distribution.
The fair value of RSUs and PSUs that vested during the year ended June 30, 2022 was $40,490. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 105 of these RSUs and PSUs, with an aggregate value of $18,306, inclusive of $6,164 related to MSG Entertainment employees (who vested in the Company’s RSUs and PSUs), were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2022.
The fair value of RSUs and PSUs that vested during the years ended June 30, 2021 and 2020 was $36,099 and $60,282, respectively. The weighted-average fair value per share at grant date of RSUs and PSUs granted during the years ended June 30, 2021 and 2020 was $162.81 and $243.55, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the year ended June 30, 2022:

	Number of	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Time Vesting Options
Balance as of June 30, 2021	94	$145.78
Granted	—	$—
Cancelled	—	$—
Balance as of June 30, 2022	94	$145.78	5.46	$490
Exercisable as of June 30, 2022	94	$145.78	5.46	$490
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
During the year ended June 30, 2022, the Company did not engage in any share repurchase activities under its share repurchase program. As of June 30, 2022, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 17. Related Party Transactions
On July 9, 2021, MSG Networks merged with a subsidiary of MSG Entertainment and became a wholly-owned subsidiary of MSG Entertainment (the “MSGE-MSGN Merger”). Accordingly, agreements between the Company and MSG Networks are now effectively agreements with MSG Entertainment on a consolidated basis.
As of June 30, 2022, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.1% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment and AMC Networks Inc. (“AMC Networks”). Members of the Dolan family were the direct controlling stockholders of MSG Networks prior to the MSGE-MSGN Merger and indirectly control MSG Networks through MSGE’s ownership of MSG Networks.
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Entertainment (including its subsidiary MSG Networks):
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
•Services Agreement (the “Services Agreement”) pursuant to which the Company (i) receives certain services from MSG Entertainment, such as information technology, accounts payable, payroll, human resources, and other corporate functions, as well as the executive support services, in exchange for service fees and (ii) provides certain services to MSGE Entertainment, such as certain communications, legal (including certain services the Company provided to MSG Networks prior to the MSGE-MSGN Merger) and ticketing services, in exchange for service fees;
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
The Company had various agreements with MSG Networks, including an advertising sales representation agreement and a services agreement (the “Prior MSGN Services Agreement”). Pursuant to the Prior MSGN Services Agreement, which was effective July 1, 2019, the Company provided certain services to MSG Networks, such as information technology, accounts payable, payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provided certain services to the Company, in exchange for service fees. Effective as of the MSGE Distribution, this agreement was between MSG Entertainment and MSG Networks. The Company separately entered into the Services Agreement with MSG Networks. See “— Current Related Party Arrangements.”
The Company shared certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman with MSG Networks and (ii) the Company’s Vice Chairman with MSG

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
In addition, the Company was party to reciprocal time sharing/dry lease agreements with each of (i) Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan and Kristin A. Dolan, his spouse and a former director of the Company, and (ii) Charles F. Dolan and Sterling Aviation, LLC, a company controlled by Charles F. Dolan (collectively, “CFD”), pursuant to which the Company had agreed from time to time to make its aircraft available to each of Q2C and CFD, and Q2C and CFD have agreed from time to time to make their aircraft available to the Company. Pursuant to the terms of the agreements, Q2C and/or CFD could lease on a non-exclusive, “time sharing” basis, the Company’s Gulfstream Aerospace G550 aircraft (the “G550 Aircraft”). On December 17, 2018, in connection with the purchase of a new aircraft (as noted above), the Company replaced the dry lease agreement with CFD with a new dry lease agreement with Sterling2k LLC, an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of CFD and the sister of James L. Dolan, which provided for the Company’s usage of the new aircraft on the same terms as the prior agreement.
On May 6, 2019, the Company entered into a dry lease agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, pursuant to which the Company was permitted to lease on a non-exclusive basis Brighid Air’s Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”). In connection with the dry lease agreement, on May 6, 2019, the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with the Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, pursuant to which the Company was permitted to utilize pilots employed by DFO for purposes of flying the Challenger when the Company was leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2022, 2021 and 2020:

	Years Ended June 30,
	2022	2021	2020
Revenues	$178,696	$147,029	$138,881
Operating expenses (credits):
Corporate general and administrative expenses, net	41,080	38,491	1,154
Costs associated with the Sponsorship sales and service representation agreements	22,316	16,016	2,486
Costs associated with the Arena License Agreements	101,514	46,974	—
Other operating expenses (credits), net	1,288	573	(337)
Revenues
Revenues from related parties primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers, which provide MSG Networks with exclusive media rights to team games in their local markets.
Corporate general and administrative expenses, net
Corporate general and administrative expenses, net reflects net charges of $38,102, $36,730, and $8,916 from MSG Entertainment pursuant to the Services Agreement for certain business functions that were previously performed by internal resources for the years ended June 30, 2022, 2021, and 2020, respectively. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. In addition, Corporate general and administrative expenses, net reflects rent expense of $2,978, $2,636, and $593, associated with the lease of office space from MSG Entertainment for years ended June 30, 2022, 2021, and 2020, respectively. See Note 8 for more information regarding the lease of office space from MSG Entertainment. Corporate general and administrative expenses, net also reflects charges of $875 and $8,474 from the Company to MSG Networks for the period prior to the MSGE-MSGN Merger pursuant to a services agreement between the Company and MSG Networks for the years ended June 30, 2021 and 2020, respectively.
Costs associated with the Sponsorship sales and service representation agreements
Pursuant to the Sponsorship sales and service representation agreements, MSG Entertainment charges the Company sales commission fees and sponsorship fulfillment costs, as well as costs of MSG Entertainment sales and service staff and overhead associated with the sales of sponsorship assets.
Costs associated with the Arena License Agreements
For the years ended June 30, 2022 and 2021, costs associated with the Arena License Agreements include $67,620 and $36,629, respectively, recorded as operating lease cost. See Note 8 for more information regarding Arena License Agreements.
Other operating expenses (credits), net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Other operating expenses (credits), net includes net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD and (ii) time sharing agreements with MSG Networks and AMC Networks. Following the MSGE Distribution, the Company no longer provides these services to MSG Networks. However, these charges are reflected in the Company’s results of operations for the periods prior to the MSGE Distribution as they do not meet the criteria for inclusion in discontinued operations. In addition, Other operating expenses (credits), net includes fees paid by the Company to MSG Networks for insertion of virtual signage during Knicks home and away games during the 2021-22 and 2020-21 seasons.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Discontinued operations
For the year ended June 30, 2020, related party transactions included in loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations include the following (i) revenues from related parties of $13,106, (ii) operating expenses charged by related parties of $897, and (iii) equity in loss of equity-method investments of $3,739.
Note 18. Income Taxes
Income tax expense (benefit) attributable to continuing operations is comprised of the following components:

	Years Ended June 30,
	2022	2021	2020
Current expense (benefit):
Federal	$—	$—	$(676)
State and other	572	243	—
	572	243	(676)
Deferred expense (benefit):
Federal	18,664	(21,096)	13,871
State and other	5,816	(52,568)	7,398
	24,480	(73,664)	21,269
Income tax expense (benefit)	$25,052	$(73,421)	$20,593
The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2022	2021	2020
Federal tax expense (benefit) at statutory federal rate	$15,525	$(18,757)	$(20,590)
State income taxes, net of federal benefit	8,763	(7,331)	(7,332)
Change in the estimated applicable tax rate used to determine deferred taxes	(3,191)	(896)	391
Federal tax credits	—	—	(1,480)
GAAP income of consolidated partnership attributable to non-controlling interests	473	408	492
Tax effect of indefinite-lived intangible amortization	—	—	204
Return to provision	(2,476)	—	—
Change in valuation allowance	—	(52,108)	46,310
Nondeductible officers’ compensation	5,156	4,081	4,287
Nondeductible disability insurance premiums expense	964	392	1,027
Other nondeductible expenses	379	862	762
Excess tax benefit related to shared based-payments awards	(678)	(72)	(3,478)
Other	137	—	—
Income tax expense (benefit)	$25,052	$(73,421)	$20,593

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021
Deferred tax asset:
Net operating loss carryforwards	$21,171	$39,175
Tax credit carryforwards	6,547	6,547
Accrued employee benefits	21,687	44,304
Accrued expenses	7,525	—
Restricted stock units and stock options	6,348	6,603
Arena deferred rent adjustment	17,044	9,134
Deferred revenue accelerated for tax purposes	10,920	21,069
Other	7,240	—
Total deferred tax assets	$98,482	$126,832
Less valuation allowance	—	—
Net deferred tax assets	$98,482	$126,832

Deferred tax liabilities:
Intangible and other assets	$(97,653)	$(102,675)
Prepaid expenses	(9,746)	(7,767)
Other	—	(447)
Total deferred tax liabilities	$(107,399)	$(110,889)

Net deferred tax (liability) asset	$(8,917)	$15,943
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its federal net operating loss carryforward (“NOL”) and its future deductible temporary differences. As of June 30, 2022, the Company determined there is sufficient positive evidence to conclude that it is more likely than not that its deferred income tax assets are realizable. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The NOL as of June 30, 2022 was approximately $23,000 and will primarily expire in 2036 and 2038.
The Company does not have any uncertain tax positions as of June 30, 2022 and 2021.
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
The Company was notified in April 2020 and in February 2022 that the City of New York was commencing an audit of the local income tax returns for the fiscal years ended June 30, 2016 and 2017 and for fiscal years ended June 30, 2018 and 2019, respectively. The Company does not expect the examinations, when finalized, to result in material changes.
The federal and state statute of limitations are currently open for tax returns for years starting with 2019 and 2016, respectively.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following individual non-related parties accounted for the following percentages of the Company’s consolidated receivable balances recorded in Accounts receivable, net and Other assets in the accompanying consolidated balance sheets:

	June 30,
	2022	2021
Entity A	35%	35%
Entity B	35%	34%
Entity C	—%	16%

The following individual non-related parties accounted for the following percentages of the Company’s consolidated revenue balances:

	Years Ended June 30,
	2022	2021	2020
Entity B	14%	32%	13%
Entity A	3%	12%	1%
Revenues from MSG Networks amounted to $163,037, $145,098 and $138,173 for the years ended June 30, 2022, 2021 and 2020, which represented 20%, 35% and 23%, respectively, of the Company’s consolidated revenues (see Note 17).
As of June 30, 2022, approximately 105 full-time and part-time employees, which represent approximately 12% of the Company’s workforce, are subject to CBAs. There are no union employees subject to CBAs that expired as of June 30, 2022 and there are no union employees subject to CBAs that will expire by June 30, 2023.