Form 10-Q
period 2022-09-30
Madison Square Garden Sports Corp.
filed 2022-10-27
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 21, 2022:

Class A Common Stock par value $0.01 per share	—	19,802,683
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,036	$91,018
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of September 30, 2022 and June 30, 2022, respectively	37,267	47,240
Net related party receivables	21,107	28,333
Prepaid expenses	64,822	18,810
Other current assets	15,770	19,868
Total current assets	220,002	205,269
Property and equipment, net of accumulated depreciation and amortization of $47,710 and $46,794 as of September 30, 2022 and June 30, 2022, respectively	32,165	32,892
Right-of-use lease assets	685,844	686,782
Amortizable intangible assets, net	528	636
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Deferred income tax assets, net	11,607	—
Other assets	56,611	37,288
Total assets	$1,345,856	$1,301,966

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	September 30, 2022	June 30, 2022
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$6,378	$11,263
Net related party payables	28,235	19,624
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	69,593	119,279
League-related accruals	71,868	75,269
Other accrued liabilities	5,191	6,796
Operating lease liabilities, current	43,796	43,699
Deferred revenue	267,087	132,369
Total current liabilities	522,148	438,299
Long-term debt	220,000	220,000
Operating lease liabilities, noncurrent	689,302	699,587
Defined benefit obligations	5,003	5,005
Other employee related costs	49,190	43,411
Deferred tax liabilities, net	—	8,917
Deferred revenue, noncurrent	31,122	31,122
Other liabilities	1,001	1,002
Total liabilities	1,517,766	1,447,343
Commitments and contingencies (see Note 10)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,803 and 19,697 shares outstanding as of September 30, 2022 and June 30, 2022, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2022 and June 30, 2022	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2022 and June 30, 2022	—	—
Additional paid-in capital	—	17,573
Treasury stock, at cost, 645 and 751 shares as of September 30, 2022 and June 30, 2022, respectively	(109,981)	(128,026)
Accumulated deficit	(62,447)	(35,699)
Accumulated other comprehensive loss	(1,183)	(1,186)
Total Madison Square Garden Sports Corp. stockholders’ equity	(173,362)	(147,089)
Nonredeemable noncontrolling interests	1,452	1,712
Total equity	(171,910)	(145,377)
Total liabilities and equity	$1,345,856	$1,301,966

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
Revenues (a)	$24,089	$18,794

Operating expenses:
Direct operating expenses (b)	3,681	8,578
Selling, general and administrative expenses (c)	55,281	43,728
Depreciation and amortization	1,025	1,426
Operating loss	(35,898)	(34,938)
Other income (expense):
Interest income	356	50
Interest expense	(3,312)	(3,103)
Miscellaneous expense, net	(166)	(63)
	(3,122)	(3,116)
Loss from operations before income taxes	(39,020)	(38,054)
Income tax benefit	20,493	21,169
Net loss	(18,527)	(16,885)
Less: Net loss attributable to nonredeemable noncontrolling interests	(707)	(480)
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(17,820)	$(16,405)

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.73)	$(0.68)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.73)	$(0.68)
Weighted-average number of common shares outstanding:
Basic	24,295	24,172
Diluted	24,295	24,172
_________________
(a)Includes revenues from related parties of $8,174 and $7,247 for the three months ended September 30, 2022 and 2021, respectively.
(b)Includes net charges from related parties of $2,184 and $2,158 for the three months ended September 30, 2022 and 2021, respectively.
(c)Includes net charges from related parties of $13,308 and $12,247 for the three months ended September 30, 2022 and 2021, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2022	2021
Net loss	$(18,527)	$(16,885)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	4	33
Other comprehensive income, before income taxes	4	33
Income tax expense related to items of other comprehensive income	(1)	(11)
Other comprehensive income, net of income taxes	3	22
Comprehensive loss	(18,524)	(16,863)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	(707)	(480)
Comprehensive loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(17,817)	$(16,383)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,527)	$(16,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,025	1,426
Benefits from deferred income taxes	(20,525)	(21,169)
Share-based compensation expense	7,220	4,851
Other non-cash adjustments	286	437
Change in assets and liabilities:
Accounts receivable, net	9,973	19,325
Net related party receivables	2,993	(3,125)
Prepaid expenses and other assets	(61,521)	(47,275)
Accounts payable	(4,797)	(534)
Net related party payables	8,614	9,623
Accrued and other liabilities	(48,915)	(45,826)
Deferred revenue	134,709	88,597
Operating lease right-of-use assets and lease liabilities	(9,250)	(8,755)
Net cash provided by (used in) operating activities	1,285	(19,310)
Cash flows from investing activities:
Capital expenditures	(271)	(181)
Other investing activities	—	(125)
Net cash used in investing activities	(271)	(306)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	(10,996)	(12,142)
Net cash used in financing activities	(10,996)	(12,142)
Net decrease in cash, cash equivalents and restricted cash	(9,982)	(31,758)
Cash, cash equivalents and restricted cash at beginning of period	91,018	72,036
Cash, cash equivalents and restricted cash at end of period	$81,036	$40,278

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$39	$41

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2022
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2022	$249	$17,573	$(128,026)	$(35,699)	$(1,186)	$(147,089)	$1,712	$(145,377)
Net loss	—	—	—	(17,820)	—	(17,820)	(707)	(18,527)
Other comprehensive income	—	—	—	—	3	3	—	3
Comprehensive loss	—	—	—	—	—	(17,817)	(707)	(18,524)
Share-based compensation	—	7,220	—	—	—	7,220	—	7,220
Tax withholding associated with shares issued for equity-based compensation	—	(15,229)	—	—	—	(15,229)	—	(15,229)
Common stock issued under stock incentive plans	—	(9,117)	18,045	(8,928)	—	—	—	—
Adjustments to noncontrolling interests	—	(447)	—	—	—	(447)	447	—
Balance as of September 30, 2022	$249	$—	$(109,981)	$(62,447)	$(1,183)	$(173,362)	$1,452	$(171,910)

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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP“) and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 (“fiscal year 2022”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Impact of COVID-19 on our Business
During fiscal years 2020 and 2021, COVID-19 disruptions and actions taken in response by governmental authorities and the leagues materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases, no revenues, across a number of areas. In fiscal year 2022, the Company’s operations and operating results were also impacted by temporary declines in attendance due to ongoing reduced tourism levels as well as an increase in COVID-19 cases during certain months of the fiscal year. See Note 1, Description of Business and Basis of Presentation, to the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K for more information regarding the impact of the COVID-19 pandemic on our business during fiscal years 2020, 2021 and 2022.
It is unclear to what extent COVID-19, including new variants, could result in renewed governmental and league restrictions on attendance or otherwise impact the Company’s operations and operating results.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three months ended September 30, 2022 and 2021, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Event-related (a)	$5,346	$3,870
Media rights (b)	6,986	6,586
Sponsorship, signage and suite licenses	4,814	3,170
League distributions and other	6,943	5,168
Total revenues from contracts with customers	$24,089	$18,794
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2022 and June 30, 2022.

	September 30,	June 30,
	2022	2022
Receivables from contracts with customers, net (a)	$26,362	$24,729
Contract assets, current (b)	8,554	13,839
Deferred revenue, including non-current portion (c), (d)	298,209	163,491
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the Company’s accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2022 and June 30, 2022, the Company’s receivables reported above included $922 and $1,258, respectively, related to various related parties associated with contracts with customers. See Note 15 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of September 30, 2022, the Company had receivable balances related to escrow and player compensation recoveries of $11,694 and $6,782, recorded in Accounts receivable, net and Other assets, respectively. As of June 30, 2022, the Company had receivable balances related to escrow and player compensation recoveries of $12,464 and $6,782, recorded in Accounts receivable, net and Other assets, respectively.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue related to local media rights was $36,169 and $0 as of September 30, 2022 and June 30, 2022, respectively. See Note 15 for further details on these related party arrangements.
(d)Revenue recognized for the three months ended September 30, 2022 relating to the deferred revenue balance as of June 30, 2022 was $5,356.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal Year 2023 (remainder)	$147,175
Fiscal Year 2024	116,909
Fiscal Year 2025	78,739
Fiscal Year 2026	51,866
Fiscal Year 2027	28,354
Thereafter	24,672
$447,715
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive.

	Three Months Ended
	September 30,
	2022	2021
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,295	24,172
Dilutive effect of shares issuable under share-based compensation plans	—	—
Weighted-average shares for diluted EPS	24,295	24,172
Weighted-average shares excluded from diluted earnings (loss) per share	128	196
Note 5. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include a net expense for transactions relating to the Company’s teams for waiver/contract termination costs and player trades (“Team personnel transactions”). Team personnel transactions were a net credit of $329 and a net provision of $727 for the three months ended September 30, 2022 and 2021, respectively.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2022	June 30, 2022	September 30, 2021	June 30, 2021
Captions on the consolidated balance sheets:
Cash and cash equivalents	$81,036	$91,018	$33,610	$64,902
Restricted cash (a)	—	—	6,668	7,134
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$81,036	$91,018	$40,278	$72,036
_________________
(a)Restricted cash as of September 30, 2021 and June 30, 2021 relates to the Company’s revolving credit facilities (see Note 11 for more information).

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) and the lease of CLG Performance Center. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the ASC Topic 842, Leases. See Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information regarding the Company’s accounting policies associated with its leases.
As of September 30, 2022, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 8 months to 33 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s accompanying consolidated balance sheets as of September 30, 2022 and June 30, 2022:

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2022	June 30, 2022
Right-of-use assets:
Operating leases	Right-of-use lease assets	$685,844	$686,782
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$43,796	$43,699
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	689,302	699,587
Total lease liabilities		$733,098	$743,286
_________________
(a)As of September 30, 2022, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,225 and $689,302, respectively, that are payable to MSG Entertainment. As of June 30, 2022, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,028 and $699,587, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the Company’s accompanying consolidated statements of operations for the three months ended September 30, 2022 and 2021:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended September 30,
		2022	2021
Operating lease cost	Direct operating expenses	$1,403	$1,407
Operating lease cost	Selling, general and administrative expenses	613	611
Short-term lease cost	Direct operating expenses	45	36
Total lease cost		$2,061	$2,054
Supplemental Information
For the three months ended September 30, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $11,263 and $10,768, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of September 30, 2022 was 32.5 years. The weighted average discount rate was 7.13% as of September 30, 2022 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Maturities of operating lease liabilities as of September 30, 2022 are as follows:

Fiscal Year 2023 (remainder)	$34,072
Fiscal Year 2024	45,361
Fiscal Year 2025	44,900
Fiscal Year 2026	45,374
Fiscal Year 2027	46,735
Thereafter	2,066,577
Total lease payments	2,283,019
Less imputed interest	(1,549,921)
Total lease liabilities	$733,098
Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2023, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of September 30, 2022 and June 30, 2022 is $226,955.
The Company’s indefinite-lived intangible assets as of September 30, 2022 and June 30, 2022 are as follows:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
During the first quarter of fiscal year 2023, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

September 30, 2022	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(2,300)	$—
Non-compete agreements	2,400	(2,400)	—
Other intangibles	1,200	(672)	528
	$5,900	$(5,372)	$528

June 30, 2022	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(2,262)	$38
Non-compete agreements	2,400	(2,360)	40
Other intangibles	1,200	(642)	558
	$5,900	$(5,264)	$636
For the three months ended September 30, 2022 and 2021, amortization expense of intangible assets was $108 and $265, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	September 30, 2022	June 30, 2022
Assets:
Money market accounts	I	$23,022	$26,018
Time deposit	I	54,316	56,082
Equity investments	I	10,269	2,736
Total assets measured at fair value		$87,607	$84,836
Assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposit approximates fair value due to their short-term maturities.
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2022		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$220,000	$220,000	$220,000	$220,000
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
Note 10. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 7 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2022 other than activities in the ordinary course of business.
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
All borrowings under the 2021 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2021 Knicks Revolving Credit Facility. The outstanding balance under the 2021 Knicks Revolving Credit Facility was $220,000 as of September 30, 2022, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Knicks Revolving Credit Facility as of September 30, 2022 was 4.37%. During the three months ended September 30, 2022 the Company made interest payments of $1,892 in respect of the 2021 Knicks Revolving Credit Facility.
All obligations under the 2021 Knicks Revolving Credit Facility are secured by a first lien security interest in certain of Knicks LLC’s assets, including, but not limited to, (i) the Knicks LLC’s membership rights in the NBA, (ii) revenues to be paid to Knicks LLC by the NBA pursuant to certain U.S. national broadcast agreements, and (iii) revenues to be paid to Knicks LLC pursuant to local media contracts.
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
The 2021 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2022, Knicks LLC was in compliance with this financial covenant.
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
All borrowings under the 2021 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2021 Rangers Revolving Credit Facility. There was no borrowing under the 2021 Rangers Revolving Credit Facility as of September 30, 2022 and accordingly the Company did not make any interest payments during the three months ended September 30, 2022 in respect of the 2021 Rangers Revolving Credit Facility.
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
The 2021 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2022, Rangers LLC was in compliance with this financial covenant.
2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “2021 Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid,

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of September 30, 2022 and was recorded as Debt in the accompanying consolidated balance sheet. During the three months ended September 30, 2022 the Company made interest payments of $225.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheets:

	September 30, 2022	June 30, 2022
Other current assets	$1,145	$1,145
Other assets	3,668	3,954
Note 12. Benefit Plans
Defined Benefit Pension Plans
Prior to the MSGE Distribution, the Company sponsored various defined benefit pension plans and a contributory welfare plan. As of the MSGE Distribution Date, the Company and MSG Entertainment entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the MSGE Distribution with regard to historical liabilities under the Company’s former pension and postretirement plans. See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information with regard to the liabilities retained by the Company from certain plans, which were transferred to the MSG Sports, LLC Excess Cash Balance Plan and MSG Sports, LLC Excess Retirement Plan, which the Company established in connection with the MSGE Distribution and are collectively referred to the “MSGS Pension Plans.”
The following table presents components of net periodic benefit cost for the MSGS Pension Plans included in the accompanying consolidated statements of operations for the three months ended September 30, 2022 and 2021. Net periodic benefit cost is reported in Miscellaneous expense, net.

	Three Months Ended
	September 30,
	2022	2021
Interest cost	$60	$31
Recognized actuarial loss	4	33
Net periodic benefit cost	$64	$64
Defined Contribution Plans
Prior to the MSGE Distribution, the Company sponsored The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), which is a multiple employer plan and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). As a result of the MSGE Distribution, the Savings Plans were transferred to MSG Entertainment. However, MSG Sports employees continue to participate in the 401(k) Plan. In addition, pursuant to the Employee Matters Agreement the Company established the MSG Sports LLC Excess Savings Plan to provide non-qualified retirement benefits to eligible MSG Sports employees. See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information with regard to the liabilities retained by the Company.
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations for the three months ended September 30, 2022 and 2021 were $1,065 and $939, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Executive Deferred Compensation Plan
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). For the three months ended September 30, 2022, the Company recorded compensation cost credits of $103 within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, for the three months ended September 30, 2022, the Company recorded losses of $103 within Miscellaneous income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	September 30, 2022	June 30, 2022
Non-current assets (included in other assets)	$10,269	$2,736
Current liabilities (included in accrued employee related costs)	(982)	(123)
Non-current liabilities (included in other employee related costs)	(9,287)	(2,613)

Note 13. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense was recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $7,220 and $4,851 for the three months ended September 30, 2022 and 2021, respectively. There were no costs related to share-based compensation that were capitalized for the three months ended September 30, 2022 and 2021, respectively.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company and MSG Entertainment employees, for the three months ended September 30, 2022:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2022	199	189	$198.21
Granted	57	57	$161.58
Vested	(119)	(87)	$222.48
Forfeited / Cancelled	(1)	(1)	$158.01
Unvested award balance, September 30, 2022	136	158	$167.12
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the MSGE Distribution.
The fair value of RSUs that vested during the three months ended September 30, 2022 was $31,766. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s and MSG Entertainment’s employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 99 of these RSUs, with an aggregate value of $15,229, inclusive of $4,233 related to MSG Entertainment employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2022.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The fair value of RSUs that vested during the three months ended September 30, 2021 was $36,380. The weighted-average fair value per share at grant date of RSUs granted during the three months ended September 30, 2021 was $262.08.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the three months ended September 30, 2022:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2022	94	$145.78
Granted	—	$—
Cancelled	—	$—
Balance as of September 30, 2022	94	$145.78	5.21	$—
Exercisable as of September 30, 2022	94	$145.78	5.21	$—
Note 14. Stock Repurchase Program
Effective as of October 1, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
During the three months ended September 30, 2022 and 2021, the Company did not engage in any share repurchase activities under its share repurchase program. As of September 30, 2022, the Company had $259,639 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
On July 9, 2021, MSG Networks merged with a subsidiary of MSG Entertainment and became a wholly-owned subsidiary of MSG Entertainment (the “MSGE-MSGN Merger”). Accordingly, agreements between the Company and MSG Networks are now effectively agreements with MSG Entertainment on a consolidated basis.
As of September 30, 2022, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.1% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.5% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment and AMC Networks Inc. (“AMC Networks”). Members of the Dolan family were the direct controlling stockholders of MSG Networks prior to the MSGE-MSGN Merger and indirectly control MSG Networks through MSG Entertainment’s ownership of MSG Networks.
The Company is party to the following agreements and/or arrangements with MSG Entertainment (including its subsidiary MSG Networks), as applicable:
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
•Media rights agreements, that the Company and MSG Networks with stated terms of 20 years, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;
•Sponsorship sales and service representation agreements pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition,

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

under this agreement, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets;
•Team sponsorship allocation agreement with MSG Entertainment, pursuant to which teams continue receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the MSGE Distribution Date;
•Services Agreement (the “Services Agreement”) pursuant to which the Company (i) receives certain services from MSG Entertainment, such as information technology, accounts payable, payroll, human resources, and other corporate functions, as well as the executive support services, in exchange for service fees and (ii) provides certain services to MSG Entertainment, such as certain communications, legal (including certain services the Company provided to MSG Networks prior to the MSGE-MSGN Merger) and ticketing services, in exchange for service fees;
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
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with MSG Entertainment; and (ii) the Company’s Vice Chairman with AMC Networks and MSG Entertainment. The Company also previously shared costs for the Company’s Chief Executive Officer with MSG Entertainment through March 31, 2022. Additionally, the Company, MSG Entertainment and AMC Networks allocate the costs of certain personal aircraft and helicopter use by their shared executives.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Revenues (a)	$8,174	$7,247
Operating expenses:
Corporate expenses pursuant to Services Agreement with MSG Entertainment	$9,513	$8,884
Rent expense (sublease) due to MSG Entertainment	698	715
Costs associated with the Sponsorship sales and service representation agreements	2,933	2,733
Operating lease expense associated with the Arena License Agreements	1,311	1,311
Other costs associated with the Arena License Agreements	970	649
Other operating expenses, net	67	113
____________________
(a) Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.

Note 16. Income Taxes
Income tax benefit for the three months ended September 30, 2022 of $20,493 reflects an effective tax rate of 52.5% and income tax benefit for the three months ended September 30, 2021 of $21,169 reflects an effective tax rate of 55.6%. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% in the current and prior year period primarily due to state taxes and nondeductible officers’ compensation and disability insurance premiums expense. The estimated annual effective tax rate is revised on a quarterly basis.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 17. Subsequent Events
Special Dividend and Accelerated Share Repurchase
On October 6, 2022, the Company announced that its Board of Directors has declared a special, one-time cash dividend of $7.00 per share (expected to be approximately $172,749). The special dividend is payable on October 31, 2022 to shareholders of record on October 17, 2022. In addition, the Company’s Board of Directors has authorized a $75,000 accelerated share repurchase (“ASR”) program, under the Company’s existing share repurchase authorization. As discussed in Note 14, the Company had $259,639 of availability remaining under its stock repurchase authorization as of September 30, 2022 and prior to the execution of the ASR program.
Borrowings under Revolving Credit Facilities
In connection with the special dividend and ASR, on October 27, 2022, the Company borrowed an additional $55,000 under the 2021 Knicks Revolving Credit Facility and $160,000 under the 2021 Rangers Revolving Credit Facility. See Note 11 for more information with regards to these revolving credit facilities.

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
•the performance by MSG Entertainment and its subsidiaries of its obligations under various agreements with the Company related to the MSGE Distribution and ongoing commercial arrangements; and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports,” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
The Company operates and reports financial information in one segment.
Factors Affecting Results of Operations
Impact of COVID-19 on Our Business
During fiscal years 2020 and 2021, COVID-19 disruptions and actions taken in response by governmental authorities and the leagues materially impacted the Company’s revenues and the Company recognized materially less revenues, or in some cases, no revenues, across a number of areas. In fiscal year 2022, the Company’s operations and operating results were also impacted by temporary declines in attendance due to ongoing reduced tourism levels as well as an increase in COVID-19 cases during certain months of the fiscal year. See Note 1, Description of Business and Basis of Presentation, to the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K for more information regarding the impact of the COVID-19 pandemic on our business during fiscal years 2020, 2021 and 2022.
It is unclear to what extent COVID-19, including new variants, could result in renewed governmental and league restrictions on attendance or otherwise impact the Company’s operations and operating results.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and (iii) certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, if any, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2023. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the three months ended September 30, 2022 versus the three months ended September 30, 2021
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
Revenues	$24,089	$18,794	$5,295	28%
Direct operating expenses	3,681	8,578	(4,897)	(57)%
Selling, general and administrative expenses	55,281	43,728	11,553	26%
Depreciation and amortization	1,025	1,426	(401)	(28)%
Operating loss	(35,898)	(34,938)	(960)	(3)%
Other expense:
Interest expense, net	(2,956)	(3,053)	97	3%
Miscellaneous expense, net	(166)	(63)	(103)	NM
Loss from operations before income taxes	(39,020)	(38,054)	(966)	(3)%
Income tax benefit	20,493	21,169	(676)	(3)%
Net loss	(18,527)	(16,885)	(1,642)	(10)%
Less: Net loss attributable to nonredeemable noncontrolling interests	(707)	(480)	(227)	(47)%
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(17,820)	$(16,405)	$(1,415)	(9)%
Revenues
Revenues increased $5,295, or 28%, to $24,089 for the three months ended September 30, 2022 as compared to the prior year period. The net increase was attributable to the following:

Increase in suite license fee revenues	$1,543
Increase in pre/regular season ticket-related revenues	1,099
Increase in revenues from league distributions	910
Other net increases	1,743
$5,295
The increase in suite license fee revenues for the three months ended September 30, 2022 was primarily due to suite licenses including preseason home games at The Garden in the current year period compared to suites sold primarily on a single-event basis in the prior year period.
The increase in pre/regular season ticket-related revenues for the three months ended September 30, 2022 was primarily due to higher average per-game revenue.
Direct operating expenses
Direct operating expenses decreased $4,897, or 57%, to $3,681 for the three months ended September 30, 2022 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$(3,630)
Decrease in net provisions for certain team personnel transactions	(1,056)
Other net decreases	(211)
$(4,897)
The decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three months ended September 30, 2022 was primarily due to the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow).

Net provisions for certain team personnel transactions were as follows:

	Three Months Ended
	September 30,
	2022	2021	Increase (Decrease)
Waivers/contract terminations	$(1,421)	$727	$(2,148)
Player trades	1,092	—	1,092
Net provisions for certain team personnel transactions	$(329)	$727	$(1,056)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2022 increased $11,553, or 26%, to $55,281 as compared to the prior year period primarily due to higher employee compensation and related benefits, including the impact of staffing increases relative to the prior year period reflecting the business’ return to normal operations and executive management transition costs recorded in the current year period, as well as higher other general and administrative expenses.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2022 decreased $401, or 28%, to $1,025 as compared to the prior year period.
Operating loss
Operating loss for the three months ended September 30, 2022 increased $960, or 3%, to $35,898 as compared to the prior year period primarily due to an increase in selling, general and administrative expenses, partially offset by higher revenues and lower direct operating expenses.
Interest expense, net
Net interest expense for the three months ended September 30, 2022 decreased $97, or 3%, to $2,956 as compared to the prior year period primarily due to lower interest expense on the Rangers revolving credit facilities as there were no borrowings outstanding during the three months ended September 30, 2022, and higher interest income due to higher cash balances along with increased earned interest rates, partially offset by higher interest expense associated with the Knicks revolving credit facilities due to higher interest rates.
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
Management believes that given the length of the Arena License Agreements and resulting magnitude of the difference in deferred rent expense and the cash rent payments, the exclusion of deferred rent expense provides investors with a clearer picture of the Company’s operating performance. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating (income) loss whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Miscellaneous income (expense), net, which is not reflected in Operating income (loss).
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
The following are the reconciliations of operating loss to adjusted operating loss for the three months ended September 30, 2022 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
Operating loss	$(35,898)	$(34,938)	$(960)	(3)%
Deferred rent	506	529
Depreciation and amortization	1,025	1,426
Share-based compensation	7,220	4,851
Remeasurement of deferred compensation plan liabilities	(103)	—
Adjusted operating loss	$(27,250)	$(28,132)	$882	3%
Adjusted operating loss for the three months ended September 30, 2022 decreased $882 to $27,250 as compared to the prior year period primarily due to higher revenues and lower direct operating expenses, partially offset by an increase in selling, general and administrative expenses.
Liquidity and Capital Resources
Overview
Our operations and operating results were materially impacted by the COVID-19 pandemic and government and league actions taken in response during fiscal years 2020 and 2021. Our operations and operating results were also impacted by temporary declines in fan attendance in fiscal year 2022, due to ongoing reduced tourism levels as well as an increase in cases during certain months of the fiscal year due to COVID-19 variants. For more information about the impacts and risks to the Company as a result of COVID-19, see “— Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” and “Item 1A. Risk Factors — Sports Business Risks — Our Operations and Operating Results Have Been, and May in the Future be, Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. In addition, see also Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Our primary sources of liquidity are cash and cash equivalents and available borrowing capacity under our credit facilities as well as cash flow from our operations. On December 14, 2021, the Company amended and extended the 2020 Knicks Credit Agreement and the 2020 Rangers Credit Agreement. In addition, in March 2021, pursuant to the 2021 Rangers NHL Advance Agreement (the “2021 Rangers NHL Advance Agreement”), the NHL advanced the Company $30,000, which the league made available to each team. See Note 11 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2021 Knicks Credit Agreement”, 2021 Rangers Credit Agreement, and 2021 Rangers NHL Advance Agreement.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, the payment of a special, one-time cash dividend of $7.00 per share (expected to be approximately $172,749) (the “Special Dividend”), and repurchases of shares of the Company’s Class A Common Stock, including approximately $75,000 under the accelerated share repurchase (“ASR”) program announced by the Company on October 6, 2022.
As of September 30, 2022, we had approximately $81,000 in Cash and cash equivalents. In addition, as of September 30, 2022, the Company’s deferred revenue obligations were approximately $266,439, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets, suites and local media rights. In addition, the Company’s deferred revenue obligations included $30,000 from the NBA, which the league provided to each team.
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
We believe we have sufficient liquidity, including approximately $81,000 in Cash and cash equivalents as of September 30, 2022, along with $305,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations, including with respect to the payment of the Special Dividend and the repurchase of shares of the Company’s Class A Common Stock under the ASR program, for the foreseeable future.
Financing Agreements and Stock Repurchases
See Note 11 and Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Special Dividend and Accelerated Share Repurchase
On October 6, 2022, the Company announced that its Board of Directors declared the Special Dividend. The Special Dividend is payable on October 31, 2022 to shareholders of record on October 17, 2022. In addition, the Company’s Board of Directors has authorized a $75,000 ASR program under the Company’s existing share repurchase authorization. As discussed in Note 14, the Company had $259,639 of availability remaining under its stock repurchase authorization as of September 30, 2022 and prior to the execution of the ASR program.
Borrowings under Revolving Credit Facilities
In connection with the special dividend and ASR, on October 27, 2022, the Company borrowed an additional $55,000 under the 2021 Knicks Revolving Credit Facility and $160,000 under the 2021 Rangers Revolving Credit Facility. Following the additional borrowings, the Company has $90,000 of additional available borrowing capacity under existing credit facilities.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2022 other than activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Net loss	$(18,527)	$(16,885)
Adjustments to reconcile net loss to net cash used in operating activities	(11,994)	(14,455)
Subtotal	(30,521)	(31,340)
Changes in working capital assets and liabilities	31,806	12,030
Net cash provided by (used in) operating activities	1,285	(19,310)
Net cash used in investing activities	(271)	(306)
Net cash used in financing activities	(10,996)	(12,142)
Net decrease in cash, cash equivalents and restricted cash	$(9,982)	$(31,758)
Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2022 was $1,285 as compared to net cash used in operating activities in the prior year period of $19,310. This was primarily due to the impact of changes in working capital assets and liabilities and, to a lesser extent, the decrease in net loss adjusted for non-cash items.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2022 decreased by $35 to $271 as compared to the prior year period primarily due to higher other investing activities in the prior year period as compared to the current year period.

Financing Activities
Net cash used in financing activities for the three months ended September 30, 2022 decreased by $1,146 to $10,996 as compared to the prior year period primarily due to higher taxes paid in lieu of shares issued for equity-based compensation in the prior year period as compared to the current year period.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year.
Critical Accounting Policies
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2023. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Goodwill
The carrying amount of goodwill as of September 30, 2022 was $226,955. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
The Company elected to perform the qualitative assessment of impairment for the Company’s reporting unit for the fiscal year 2023 impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•market capitalization;
•cost factors;
•overall financial performance of the reporting unit;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2023, and there was no impairment of goodwill. Based on this impairment test, the Company’s reporting unit had sufficient safety margins, defined as the excess of the amount by which the estimated fair value of the reporting unit exceeded the carrying value of the reporting unit, including goodwill. The most recent quantitative assessments were used in making this determination. The Company believes that if the fair value of a reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.

Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2022:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2023, and there were no impairments identified. Based on this impairment test, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our interest rate risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. In addition, see Item 2, “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Results of Operations — Impact of COVID-19 on Our Business” of this Quarterly Report on Form 10-Q for discussions of disruptions caused by COVID-19.
Potential interest rate risk exposure:
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facilities.
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of September 30, 2022, we had a total of $220 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of September 30, 2022 and continuing for a full year would increase interest expense by approximately $2.2 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022 the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2022, the Company had approximately $260 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s board of directors effective on October 1, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand, available borrowing capacity under our existing credit facilities and cash generated by operations. During the three months ended September 30, 2022, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement dated September 9, 2022, between Madison Square Garden Sports Corp. and David Hopkinson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 9, 2022)†

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL and contained in Exhibit 101.
_________________
† This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of October 2022.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer