Form 10-Q
period 2022-12-31
Madison Square Garden Sports Corp.
filed 2023-02-07
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of February 3, 2023:

Class A Common Stock par value $0.01 per share	—	19,352,356
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,912	$91,018
Restricted cash	1,246	—
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of December 31, 2022 and June 30, 2022, respectively	74,976	47,240
Net related party receivables	23,584	28,333
Prepaid expenses	43,502	18,810
Other current assets	20,717	19,868
Total current assets	207,937	205,269
Property and equipment, net of accumulated depreciation and amortization of $48,519 and $46,794 as of December 31, 2022 and June 30, 2022, respectively	32,125	32,892
Right-of-use lease assets	678,110	686,782
Amortizable intangible assets, net	498	636
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Other assets	43,098	37,288
Total assets	$1,300,867	$1,301,966

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	December 31, 2022	June 30, 2022
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,924	$11,263
Net related party payables	8,030	19,624
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	96,231	119,279
League-related accruals	97,560	75,269
Other accrued liabilities	11,190	6,796
Operating lease liabilities, current	43,751	43,699
Deferred revenue	188,274	132,369
Total current liabilities	482,960	438,299
Long-term debt	405,000	220,000
Operating lease liabilities, noncurrent	702,667	699,587
Defined benefit obligations	5,001	5,005
Other employee related costs	47,777	43,411
Deferred tax liabilities, net	12,926	8,917
Deferred revenue, noncurrent	30,948	31,122
Other liabilities	—	1,002
Total liabilities	1,687,279	1,447,343
Commitments and contingencies (see Note 10)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,415 and 19,697 shares outstanding as of December 31, 2022 and June 30, 2022, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2022 and June 30, 2022	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2022 and June 30, 2022	—	—
Additional paid-in capital	—	17,573
Treasury stock, at cost, 1,033 and 751 shares as of December 31, 2022 and June 30, 2022, respectively	(169,772)	(128,026)
Accumulated deficit	(217,047)	(35,699)
Accumulated other comprehensive loss	(1,180)	(1,186)
Total Madison Square Garden Sports Corp. stockholders’ equity	(387,750)	(147,089)
Nonredeemable noncontrolling interests	1,338	1,712
Total equity	(386,412)	(145,377)
Total liabilities and equity	$1,300,867	$1,301,966

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues (a)	$353,694	$289,581	$377,783	$308,375

Operating expenses:
Direct operating expenses (b)	225,702	192,847	229,383	201,425
Selling, general and administrative expenses (c)	75,636	59,600	130,917	103,328
Depreciation and amortization	838	1,215	1,863	2,641
Operating income	51,518	35,919	15,620	981
Other income (expense):
Interest income	567	43	923	93
Interest expense	(6,079)	(3,585)	(9,391)	(6,688)
Miscellaneous income (expense), net	385	(64)	219	(127)
	(5,127)	(3,606)	(8,249)	(6,722)
Income (loss) from operations before income taxes	46,391	32,313	7,371	(5,741)
Income tax (expense) benefit	(24,555)	(17,115)	(4,062)	4,054
Net income (loss)	21,836	15,198	3,309	(1,687)
Less: Net loss attributable to nonredeemable noncontrolling interests	(655)	(647)	(1,362)	(1,127)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$22,491	$15,845	$4,671	$(560)

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.85	$0.65	$0.11	$(0.02)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.84	$0.65	$0.11	$(0.02)
Weighted-average number of common shares outstanding:
Basic	24,130	24,261	24,213	24,217
Diluted	24,189	24,373	24,306	24,217
_________________
(a)Includes revenues from related parties of $74,950 and $70,131 for the three months ended December 31, 2022 and 2021, respectively, and $83,124 and $77,378 for the six months ended December 31, 2022 and 2021, respectively.
(b)Includes net charges from related parties of $45,485 and $37,874 for the three months ended December 31, 2022 and 2021, respectively, and $47,669 and $40,032 for the six months ended December 31, 2022 and 2021, respectively.
(c)Includes net charges from related parties of $17,433 and $18,880 for the three months ended December 31, 2022 and 2021, respectively, and $30,741 and $31,127 for the six months ended December 31, 2022 and 2021, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income (loss)	$21,836	$15,198	$3,309	$(1,687)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	5	33	9	66
Other comprehensive income, before income taxes	5	33	9	66
Income tax expense related to items of other comprehensive income	(2)	(11)	(3)	(22)
Other comprehensive income, net of income taxes	3	22	6	44
Comprehensive income (loss)	21,839	15,220	3,315	(1,643)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	(655)	(647)	(1,362)	(1,127)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$22,494	$15,867	$4,677	$(516)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,309	$(1,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,863	2,641
Provision for (benefit from) deferred income taxes	4,009	(4,054)
Share-based compensation expense	18,839	12,205
Other non-cash adjustments	572	1,261
Change in assets and liabilities:
Accounts receivable, net	(27,736)	(5,540)
Net related party receivables	4,749	(25,331)
Prepaid expenses and other assets	(31,271)	(27,561)
Accounts payable	(3,495)	772
Net related party payables	(11,654)	1,380
Accrued and other liabilities	4,866	15,714
Deferred revenue	55,722	45,508
Operating lease right-of-use assets and lease liabilities	11,804	8,722
Net cash provided by operating activities	31,577	24,030
Cash flows from investing activities:
Capital expenditures	(662)	(377)
Other investing activities	(652)	(250)
Net cash used in investing activities	(1,314)	(627)
Cash flows from financing activities:
Accelerated share repurchase	(75,000)	—
Dividends paid	(170,683)	—
Taxes paid in lieu of shares issued for equity-based compensation	(15,440)	(12,142)
Proceeds from revolving credit facilities	215,000	—
Repayment of revolving credit facilities	(30,000)	(25,000)
Payments for financing costs	—	(2,737)
Net cash used in financing activities	(76,123)	(39,879)
Net decrease in cash, cash equivalents and restricted cash	(45,860)	(16,476)
Cash, cash equivalents and restricted cash at beginning of period	91,018	72,036
Cash, cash equivalents and restricted cash at end of period	$45,158	$55,560

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$417	$385

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2022
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of September 30, 2022	$249	$—	$(109,981)	$(62,447)	$(1,183)	$(173,362)	$1,452	$(171,910)
Net income (loss)	—	—	—	22,491	—	22,491	(655)	21,836
Other comprehensive income	—	—	—	—	3	3	—	3
Comprehensive income (loss)	—	—	—	—	—	22,494	(655)	21,839
Share-based compensation	—	11,619	—	—	—	11,619	—	11,619
Tax withholding associated with shares issued for equity-based compensation	—	(211)	—	—	—	(211)	—	(211)
Common stock issued under stock incentive plans	—	(209)	209	—	—	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(172,749)	—	(172,749)	—	(172,749)
Accelerated share repurchase	—	(10,658)	(60,000)	(4,342)	—	(75,000)	—	(75,000)
Adjustments to noncontrolling interests	—	(541)	—	—	—	(541)	541	—
Balance as of December 31, 2022	$249	$—	$(169,772)	$(217,047)	$(1,180)	$(387,750)	$1,338	$(386,412)

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

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2022
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2022	$249	$17,573	$(128,026)	$(35,699)	$(1,186)	$(147,089)	$1,712	$(145,377)
Net income (loss)	—	—	—	4,671	—	4,671	(1,362)	3,309
Other comprehensive income	—	—	—	—	6	6	—	6
Comprehensive income (loss)	—	—	—	—	—	4,677	(1,362)	3,315
Share-based compensation	—	18,839	—	—	—	18,839	—	18,839
Tax withholding associated with shares issued for equity-based compensation	—	(15,440)	—	—	—	(15,440)	—	(15,440)
Common stock issued under stock incentive plans	—	(9,326)	18,254	(8,928)	—	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(172,749)	—	(172,749)	—	(172,749)
Accelerated share repurchase	—	(10,658)	(60,000)	(4,342)	—	(75,000)	—	(75,000)
Adjustments to noncontrolling interests	—	(988)	—	—	—	(988)	988	—
Balance as of December 31, 2022	$249	$—	$(169,772)	$(217,047)	$(1,180)	$(387,750)	$1,338	$(386,412)

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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 (“fiscal year 2022”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the teams’ games are played.

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
It is unclear to what extent COVID-19, including new variants thereof, could result in renewed governmental and/or league restrictions on attendance or otherwise impact the Company’s operations and operating results.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and six months ended December 31, 2022 and 2021, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Event-related (a)	$142,308	$109,074	$147,654	$112,944
Media rights (b)	118,158	112,308	125,144	118,894
Sponsorship, signage and suite licenses	81,021	58,534	85,835	61,704
League distributions and other	12,207	9,665	19,150	14,833
Total revenues from contracts with customers	$353,694	$289,581	$377,783	$308,375
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2022 and June 30, 2022.

	December 31,	June 30,
	2022	2022
Receivables from contracts with customers, net (a)	$59,668	$24,729
Contract assets, current (b)	13,485	13,839
Deferred revenue, including non-current portion (c), (d)	219,222	163,491
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the Company’s accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2022 and June 30, 2022, the Company’s receivables reported above included $5,971 and $1,258, respectively, related to various related parties associated with contracts with customers. See Note 15 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of December 31, 2022, the Company had receivable balances related to escrow and player compensation recoveries of $15,593 recorded in Accounts receivable, net. As of June 30, 2022, the Company had receivable balances related to escrow and player compensation recoveries of $12,464 and $6,782, recorded in Accounts receivable, net and Other assets, respectively.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue related to local media rights was $10,700 and $0 as of December 31, 2022 and June 30, 2022, respectively. See Note 15 for further details on these related party arrangements.
(d)Revenue recognized for the six months ended December 31, 2022 relating to the deferred revenue balance as of June 30, 2022 was $73,474.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal Year 2023 (remainder)	$89,745
Fiscal Year 2024	127,850
Fiscal Year 2025	88,491
Fiscal Year 2026	52,674
Fiscal Year 2027	28,675
Thereafter	24,972
$412,407
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of earnings allocated to common shares and a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net earnings (loss) allocable to common shares, basic and diluted (numerator):
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$22,491	$15,845	$4,671	$(560)
Less: Dividends to other-than-common stockholders(a)	2,056	—	2,056	—
Net earnings allocable to common shares, basic and diluted (numerator):	$20,435	$15,845	$2,615	$(560)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,130	24,261	24,213	24,217
Dilutive effect of shares issuable under share-based compensation plans	59	112	93	—
Weighted-average shares for diluted EPS	24,189	24,373	24,306	24,217
Weighted-average shares excluded from diluted EPS	—	—	—	154

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.85	$0.65	$0.11	$(0.02)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.84	$0.65	$0.11	$(0.02)
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $29 and a net credit of $302 for the three months ended December 31, 2022 and 2021, respectively, and a net credit of $300 and a net provision of $425 for the six months ended December 31, 2022 and 2021, respectively.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2022	June 30, 2022	December 31, 2021	June 30, 2021
Captions on the consolidated balance sheets:
Cash and cash equivalents	$43,912	$91,018	$54,815	$64,902
Restricted cash (a)	1,246	—	745	7,134
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$45,158	$91,018	$55,560	$72,036
_________________
(a)Restricted cash as of December 31, 2022 and December 31, 2021 primarily included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information). For the period ended June 30, 2021, restricted cash relates to the Company’s revolving credit facilities (see Note 11 for more information).
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
As of December 31, 2022, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 5 months to 33 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the right-of-use assets and lease liabilities recorded on the Company’s accompanying consolidated balance sheets as of December 31, 2022 and June 30, 2022:

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2022	June 30, 2022
Right-of-use assets:
Operating leases	Right-of-use lease assets	$678,110	$686,782
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$43,751	$43,699
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	702,667	699,587
Total lease liabilities		$746,418	$743,286
_________________
(a)As of December 31, 2022, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,380 and $702,667, respectively, that are payable to MSG Entertainment. As of June 30, 2022, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,028 and $699,587, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the Company’s accompanying consolidated statements of operations for the three and six months ended December 31, 2022 and 2021:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
		2022	2021	2022	2021
Operating lease cost	Direct operating expenses	$31,811	$27,860	$33,214	$29,267
Operating lease cost	Selling, general and administrative expenses	613	613	1,226	1,224
Short-term lease cost	Direct operating expenses	70	41	115	77
Total lease cost		$32,494	$28,514	$34,555	$30,568
Supplemental Information
For the six months ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $22,526 and $21,689, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of December 31, 2022 was 32.3 years. The weighted average discount rate was 7.13% as of December 31, 2022 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of December 31, 2022 are as follows:

Fiscal Year 2023 (remainder)	$22,809
Fiscal Year 2024	45,361
Fiscal Year 2025	44,900
Fiscal Year 2026	45,374
Fiscal Year 2027	46,735
Thereafter	2,066,577
Total lease payments	2,271,756
Less imputed interest	(1,525,338)
Total lease liabilities	$746,418

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2023, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of December 31, 2022 and June 30, 2022 is $226,955.
The Company’s indefinite-lived intangible assets as of December 31, 2022 and June 30, 2022 are as follows:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
During the first quarter of fiscal year 2023, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

December 31, 2022	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(2,300)	$—
Non-compete agreements	2,400	(2,400)	—
Other intangibles	1,200	(702)	498
	$5,900	$(5,402)	$498

June 30, 2022	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(2,262)	$38
Non-compete agreements	2,400	(2,360)	40
Other intangibles	1,200	(642)	558
	$5,900	$(5,264)	$636
For the three months ended December 31, 2022 and 2021, amortization expense of intangible assets was $30 and $265, respectively. For the six months ended December 31, 2022 and 2021, amortization expense of intangible assets was $138 and $530, respectively.
Note 9. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	December 31, 2022	June 30, 2022
Assets:
Money market accounts	I	$31,135	$26,018
Time deposit	I	713	56,082
Equity investments	I	12,126	2,736
Total assets measured at fair value		$43,974	$84,836
Assets listed above are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposit approximates fair value due to their short-term maturities.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2022		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$405,000	$405,000	$220,000	$220,000
_________________
(a)The Company’s debt, current is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s debt, current is the same as its carrying amount based on valuation of similar securities. See Note 11 for further details.
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
All borrowings under the 2021 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2021 Knicks Revolving Credit Facility. During the six months ended December 31, 2022, the Company borrowed an additional

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

$55,000 and made principal repayments of $15,000 under the 2021 Knicks Revolving Credit Facility. The outstanding balance under the 2021 Knicks Revolving Credit Facility was $260,000 as of December 31, 2022, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Knicks Revolving Credit Facility as of December 31, 2022 was 5.86%. During the six months ended December 31, 2022 the Company made interest payments of $5,053 in respect of the 2021 Knicks Revolving Credit Facility.
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
The 2021 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2022, Knicks LLC was in compliance with this financial covenant.
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
All borrowings under the 2021 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2021 Rangers Revolving Credit Facility. During the six months ended December 31, 2022, the Company borrowed $160,000 and made principal repayments of

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

$15,000 under the 2021 Rangers Revolving Credit Facility. The outstanding balance under the 2021 Rangers Revolving Credit Facility was $145,000 as of December 31, 2022, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Rangers Revolving Credit Facility as of December 31, 2022 was 6.40%. During the six months ended December 31, 2022 the Company made interest payments of $1,569 in respect of the 2021 Rangers Revolving Credit Facility. In addition, on February 3, 2023, the Company made an additional principal repayment of $15,000 under the 2021 Rangers Revolving Credit Facility.
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
The 2021 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2022, Rangers LLC was in compliance with this financial covenant.
2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “2021 Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of December 31, 2022 and was recorded as Debt in the accompanying consolidated balance sheet. During the six months ended December 31, 2022 the Company made interest payments of $450.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheets:

	December 31, 2022	June 30, 2022
Other current assets	$1,145	$1,145
Other assets	3,382	3,954

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
The following table presents components of net periodic benefit cost for the MSGS Pension Plans included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2022 and 2021. Net periodic benefit cost is reported in Miscellaneous income (expense), net.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Interest cost	$60	$31	$120	$62
Recognized actuarial loss	4	33	8	66
Net periodic benefit cost	$64	$64	$128	$128
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
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations were $1,072 and $2,137 for the three and six months ended December 31, 2022, respectively, and $899 and $1,838 for the three and six months ended December 31, 2021 respectively.
Executive Deferred Compensation Plan
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation expense of $449 and $346 for the three and six months ended December 31, 2022, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $449 and $346 for the three and six months ended December 31, 2022, respectively, within Miscellaneous income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	December 31, 2022	June 30, 2022
Non-current assets (included in other assets)	$12,126	$2,736
Current liabilities (included in accrued employee related costs)	(1,140)	(123)
Non-current liabilities (included in other employee related costs)	(10,986)	(2,613)

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
Share-based compensation expense was recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $11,619 and $18,839 for the three and six months ended December 31, 2022, respectively and $7,354 and $12,205 for the three and six months ended December 31, 2021, respectively. There were no costs related to share-based compensation that were capitalized for the three and six months ended December 31, 2022 and 2021 respectively.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company and MSG Entertainment employees and non-employee directors, for the six months ended December 31, 2022:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2022	199	189	$198.21
Granted	73	57	$161.41
Vested	(135)	(87)	$218.14
Forfeited / Cancelled	(1)	(1)	$158.48
Unvested award balance, December 31, 2022	136	158	$167.13
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the MSGE Distribution.
The fair value of RSUs that vested during the six months ended December 31, 2022 was $34,233. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s and MSG Entertainment’s employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 100 of these RSUs, with an aggregate value of $15,441, inclusive of $4,233 related to MSG Entertainment employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2022.
The fair value of RSUs that vested during the six months ended December 31, 2021 was $38,828. The weighted-average fair value per share at grant date of RSUs granted during the six months ended December 31, 2021 was $161.16.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the six months ended December 31, 2022:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2022	94	$145.78
Granted	—	$—
Cancelled	—	$—
Balance as of December 31, 2022	94	$138.78	4.96	$4,180
Exercisable as of December 31, 2022	94	$138.78	4.96	$4,180

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
On October 6, 2022, the Company’s Board of Directors authorized a $75,000 accelerated share repurchase (“ASR”) program under the Company’s existing share repurchase authorization. On October 28, 2022, the Company entered into a $75,000 ASR agreement with JPMorgan Chase Bank, National Association (“JP Morgan”). Pursuant to the ASR agreement, the Company made a payment of $75,000 to JP Morgan and JP Morgan delivered 388,777 initial shares of Class A Common Stock to the Company on November 1, 2022, representing 80% of the total shares expected to be repurchased under the ASR (determined based on the closing price of the Company’s Class A Common Stock of $154.33 on October 28, 2022). The ASR was completed on January 31, 2023 with JP Morgan delivering 67,681 additional shares of Class A Common Stock to the Company upon final settlement. The average purchase price per share for shares of Class A Common Stock purchased by the Company pursuant to the ASR was $164.31.
The ASR is accounted for as a repurchase of shares and as an equity forward contract indexed to the Company’s Class A Common Stock. The equity forward contract is classified as an equity instrument under ASC Subtopic 815-40. The Company has treated the initial shares of Class A Common Stock delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average shares of outstanding Class A Common Stock for both basic and diluted earnings per share.
As of December 31, 2022, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
On July 9, 2021, MSG Networks merged with a subsidiary of MSG Entertainment and became a wholly-owned subsidiary of MSG Entertainment (the “MSGE-MSGN Merger”). Accordingly, agreements between the Company and MSG Networks are now effectively agreements with MSG Entertainment on a consolidated basis.
As of December 31, 2022, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.0% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company is party to the following agreements and/or arrangements with MSG Entertainment (including its subsidiary MSG Networks), as applicable:
•Arena License Agreements pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams’ merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from sales and catering services during Knicks and Rangers home games, (v) provides day of game services that were historically provided prior to the MSGE Distribution, and (vi) provides other general services within The Garden;
•Media rights agreements between the Company and MSG Networks, with stated terms of 20 years, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•Services Agreement (the “Services Agreement”) pursuant to which the Company (i) receives certain services from MSG Entertainment, such as information technology, accounts payable, payroll, human resources, and other corporate functions and executive support services, in exchange for service fees and (ii) provides certain services to MSG Entertainment, such as certain communications, legal and ticketing services, in exchange for service fees;
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
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with MSG Entertainment; and (ii) the Company’s Vice Chairman with AMC Networks and MSG Entertainment. The Company also previously shared costs for the Company’s former Chief Executive Officer with MSG Entertainment through March 31, 2022. Additionally, the Company, MSG Entertainment and AMC Networks allocate the costs of certain personal aircraft and helicopter usage by their shared executives.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues (a)	$74,950	$70,131	$83,124	$77,378
Operating expenses:
Corporate expenses pursuant to Services Agreement with MSG Entertainment	$9,817	$10,990	$19,330	$19,874
Rent expense (sublease) due to MSG Entertainment	723	765	1,421	1,480
Costs associated with the Sponsorship sales and service representation agreements	5,726	5,735	8,659	8,468
Operating lease expense associated with the Arena License Agreements	31,617	27,686	32,928	28,997
Other costs associated with the Arena License Agreements	15,097	11,370	16,067	12,019
Other operating expenses, net	(62)	208	5	321
____________________
(a) Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.
Note 16. Income Taxes
Income tax expense for the three and six months ended December 31, 2022 is $24,555 and $4,062, respectively, with an effective tax rate of 53% and 55%, respectively. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes, nondeductible officers’ compensation, and disability insurance premiums expense. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax expense for the three months ended December 31, 2021 of $17,115 reflects an effective tax rate of 53% and income tax benefit for the six months ended December 31, 2021 of $4,054 reflects an effective tax rate of 71%. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% in the three and six months ended December 31, 2021 primarily due to state taxes, nondeductible officers’ compensation, disability insurance premiums expense and excess tax benefit on share-based payment awards that was recognized in the first quarter of fiscal year 2022. The estimated annual effective tax rate is revised on a quarterly basis.
The Company was notified in April 2020 and in February 2022 that the City of New York was commencing an audit of the local income tax returns for the fiscal years ended June 30, 2016 and 2017 and for fiscal years ended June 30, 2018 and 2019, respectively. The Company does not expect the examinations, when finalized, to result in material changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) on our future operations. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams;
•costs associated with player injuries, waivers or contract terminations of players and other team personnel;
•changes in professional sports teams’ compensation, including the impact of signing free agents and executing trades, subject to league salary caps and the impact of luxury tax;
•general economic conditions, especially in the New York City metropolitan area;
•the demand for sponsorship arrangements and for advertising;
•competition, for example, from other teams, and other sports and entertainment options;
•changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements, including the leagues’ respective collective bargaining agreements (“CBAs”) with their players’ associations, salary caps, escrow requirements, revenue sharing, NBA luxury tax thresholds and media rights, or other regulations under which we operate;
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
•Certain restrictions on transfer and ownership of our common stock related to our ownership of professional sports franchises in the NBA and NHL;
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
It is unclear to what extent COVID-19, including new variants thereof, could result in renewed governmental and/or league restrictions on attendance or otherwise impact the Company’s operations and operating results.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the six months ended December 31, 2022 compared to the six months ended December 31, 2021, and (iii) certain contractual obligations.
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

Results of Operations
Comparison of the three and six months ended December 31, 2022 versus the three and six months ended December 31, 2021
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
Revenues	$353,694	$289,581	$64,113	22%	$377,783	$308,375	$69,408	23%
Direct operating expenses	225,702	192,847	32,855	17%	229,383	201,425	27,958	14%
Selling, general and administrative expenses	75,636	59,600	16,036	27%	130,917	103,328	27,589	27%
Depreciation and amortization	838	1,215	(377)	(31)%	1,863	2,641	(778)	(29)%
Operating income	51,518	35,919	15,599	43%	15,620	981	14,639	NM
Other expense:
Interest expense, net	(5,512)	(3,542)	(1,970)	(56)%	(8,468)	(6,595)	(1,873)	(28)%
Miscellaneous income (expense), net	385	(64)	449	NM	219	(127)	346	NM
Income (loss) from operations before income taxes	46,391	32,313	14,078	44%	7,371	(5,741)	13,112	NM
Income tax (expense) benefit	(24,555)	(17,115)	(7,440)	(43)%	(4,062)	4,054	(8,116)	NM
Net income (loss)	21,836	15,198	6,638	44%	3,309	(1,687)	4,996	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(655)	(647)	(8)	(1)%	(1,362)	(1,127)	(235)	(21)%
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$22,491	$15,845	$6,646	42%	$4,671	$(560)	$5,231	NM
Revenues
Revenues increased $64,113, or 22%, to $353,694 for the three months ended December 31, 2022 as compared to the prior year period. Revenues increased $69,408 to $377,783 for the six months ended December 31, 2022 as compared to prior year period. The net increases were attributable to the following:

	Three	Six
	Months	Months
Increase in pre/regular season ticket-related revenues	$29,671	$30,770
Increase in suite license fee revenues	12,484	14,027
Increase in sponsorship and signage revenues	10,003	10,105
Increase in pre/regular season food, beverage and merchandise sales	4,041	4,513
Increase in revenues from local media rights fees	3,916	4,317
Increase in revenues from league distributions	3,179	4,089
Other net increases	819	1,587
	$64,113	$69,408
The increases in pre/regular season ticket-related revenues for the three and six months ended December 31, 2022 were primarily due to higher average per-game revenue and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods. The Rangers played six more regular season games at The Garden during the current year periods as compared to the prior year periods.
The increases in suite license fee revenues for the three and six months ended December 31, 2022 were primarily due to the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods and higher net sales of suites products.

The increases in sponsorship and signage revenues for the three and six months ended December 31, 2022 were primarily due to (i) the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods, (ii) higher net sales of existing sponsorship and signage inventory, and (iii) sales of new sponsorship and signage inventory.
The increases in pre/regular season food, beverage, and merchandise sales for the three and six months ended December 31, 2022 were primarily due to higher average Knicks and Rangers per-game revenue and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods.
The increases in revenues from local media rights for the three and six months ended December 31, 2022 were primarily due to contractual rate increases.
The increases in revenues from league distributions for the three and six months ended December 31, 2022 were primarily related to increased NBA and NHL national media rights fees and other league distributions in the current year periods.
Direct operating expenses
Direct operating expenses increased $32,855, or 17%, to $225,702 for the three months ended December 31, 2022 as compared to the prior year period. Direct operating expenses increased $27,958, or 14%, to $229,383 for the six months ended December 31, 2022 as compared to the prior year period. The net increases were attributable to the following:

	Three	Six
	Months	Months
Increase in team personnel compensation	$19,083	$19,338
Increase in other team operating expenses	7,406	7,036
Increase in operating lease costs associated with the Knicks and Rangers playing home games at The Garden	3,932	3,932
Increase in pre/regular season expense associated with merchandise sales	2,556	2,460
Increase (decrease) in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	1,137	(2,493)
Decrease in net provisions for certain team personnel transactions	(1,259)	(2,315)
	$32,855	$27,958
The increases in team personnel compensation for the three and six months ended December 31, 2022 were primarily related to the impact of roster changes for the Knicks and the Rangers.
The increases in other team operating expenses for the three and six months ended December 31, 2022 were primarily related to higher per-game average expenses and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods. Other team operating expenses primarily consists of expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel, player insurance, and league assessments.
The increases in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the three and six months ended December 31, 2022 were related to the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods.
The increases in pre/regular season expense associated with merchandise sales for the three and six months ended December 31, 2022 were primarily related to higher merchandise sales as a result of higher average Knicks and Rangers per-game revenue and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods.
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2022	2021	Increase	2022	2021	Decrease
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$20,958	$19,821	$1,137	$18,784	$21,277	$(2,493)
The increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three months ended December 31, 2022 was primarily related to the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow and excluding playoffs), partially offset by higher estimated recoveries of NBA luxury tax in the current year period. The decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the six months ended December 31, 2022 was primarily related to the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow and excluding playoffs) and higher estimated recoveries of NBA luxury tax in the current year period.
The Knicks were not a luxury tax payer for the 2021-22 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of December 31, 2022 would not result in the team being a luxury tax payer for the 2022-23 season.
The actual amounts for the 2022-23 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Waivers/contract terminations	$29	$(69)	$98	$(1,392)	$658	$(2,050)
Player trades	—	—	—	1,092	—	1,092
Season-ending player injuries	—	1,357	(1,357)	—	1,357	(1,357)
Net provisions for certain team personnel transactions	$29	$1,288	$(1,259)	$(300)	$2,015	$(2,315)

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2022 increased $16,036, or 27%, to $75,636 as compared to the prior year period. Selling, general and administrative expenses for the six months ended December 31, 2022 increased by $27,589, or 27%, to $130,917 as compared to the prior year period. The increases were primarily due to higher employee compensation and related benefits, including executive management transition costs recorded in the current year periods, as well as higher marketing costs. In addition, for the six months ended December 31, 2022, higher employee compensation and related benefits included the impact of staffing increases relative to the prior year period reflecting the business’ return to normal operations.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2022 decreased $377, or 31%, to $838 as compared to the prior year period. Depreciation and amortization for the six months ended December 31, 2022 decreased by $778 or 29% to $1,863 as compared to the prior year period.
Operating income
Operating income for the three months ended December 31, 2022 increased $15,599, or 43%, to $51,518 as compared to the prior year period. Operating income for the six months ended December 31, 2022 increased $14,639 to $15,620 as compared to the prior year period. For the three and six months ended December 31, 2022 the increases in operating income were primarily due to increases in revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses.
Interest expense, net
Net interest expense for the three months ended December 31, 2022 increased $1,970, or 56%, to $5,512 as compared to the prior year period. Net interest expense for the six months ended December 31, 2022 increased $1,873, or 28%, to $8,468 as compared to the prior year period. The increases were primarily due to higher interest rates in the current year periods causing increased interest expense under the Knicks and the Rangers revolving credit facilities. The increases were partially offset by (i) higher interest income due to increased interest rates in the current year periods and (ii) the acceleration of previously incurred financing costs that were recognized in the prior year periods as a result of the Company terminating the 2020 Knicks Holdings Revolving Credit Facility. In addition, for the six months ended December 31, 2022 the increase in interest expense was partially offset by lower average borrowings under the Rangers revolving credit facility in the current year period as compared to the prior year period.

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
Management believes that given the length of the Arena License Agreements and resulting magnitude of the difference in deferred rent expense and the cash rent payments, the exclusion of deferred rent expense provides investors with a clearer picture of the Company’s operating performance. Management believes that this adjustment is beneficial for other incremental reasons as well. This adjustment provides senior management, investors and analysts with important information regarding a long-term related party agreement with MSG Entertainment. In addition, this adjustment is a component of the performance measures used to evaluate, and compensate, senior management of the Company. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating (income) loss whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Miscellaneous income (expense), net, which is not reflected in Operating income (loss).
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
The following are the reconciliations of operating income to adjusted operating income for the three and six months ended December 31, 2022 as compared to the prior year periods:

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
Operating income	$51,518	$35,919	$15,599	43%	$15,620	$981	$14,639	NM
Deferred rent	12,202	11,179			12,708	11,708
Depreciation and amortization	838	1,215			1,863	2,641
Share-based compensation	11,619	7,354			18,839	12,205
Remeasurement of deferred compensation plan liabilities	449	—			346	—
Adjusted operating income	$76,626	$55,667	$20,959	38%	$49,376	$27,535	$21,841	79%
For the three months ended December 31, 2022, adjusted operating income increased $20,959 to $76,626 as compared to the prior year period. For the six months ended December 31, 2022, adjusted operating income increased $21,841 to $49,376 as compared to the prior year period. The increases in adjusted operating income were primarily due to higher revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, available borrowing capacity under our credit facilities, and cash flow from our operations. On December 14, 2021, the Company amended and extended the 2020 Knicks Credit Agreement and the 2020 Rangers Credit Agreement. In addition, in March 2021, pursuant to the 2021 Rangers NHL Advance Agreement (the “2021 Rangers NHL Advance Agreement”), the NHL advanced the Company $30,000, which the league made available to each of its member teams. See Note 11 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2021 Knicks Credit Agreement, 2021 Rangers Credit Agreement, and 2021 Rangers NHL Advance Agreement.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, the payment of a special, one-time cash dividend of $7.00 per share (the “Special Dividend”), repurchases of shares of the Company’s Class A Common Stock, including $75,000 under the ASR (as defined below), and investments.
As of December 31, 2022, we had approximately $44,000 in Cash and cash equivalents. In addition, as of December 31, 2022, the Company’s deferred revenue obligations were approximately $183,844, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets, suites and local media rights. In addition, the Company’s deferred revenue obligations included $30,000 from the NBA, which the league provided to each team.
We regularly monitor and assess our ability to meet our net funding and investing requirements. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, management’s view of a favorable allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, restrictions imposed by the NBA and NHL and potentially challenging U.S. and global economic and market conditions could adversely impact its ability to do so at that time.
We believe we have sufficient liquidity, including approximately $44,000 in Cash and cash equivalents as of December 31, 2022, along with $120,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations for the foreseeable future. In addition, on February 3, 2023, the Company made an additional principal repayment of $15,000 under the 2021 Rangers Revolving Credit Facility.
Financing Agreements and Stock Repurchases
See Note 11 and Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Special Dividend and Accelerated Share Repurchase
On October 6, 2022, the Company announced that its Board of Directors declared the Special Dividend payable on October 31, 2022 to shareholders of record on October 17, 2022. During the three and six months ended December 31, 2022, the Company made payments of $170,683 related to the Special Dividend.
On October 6, 2022, the Company’s Board of Directors authorized a $75,000 accelerated share repurchase (“ASR”) program under the Company’s existing share repurchase authorization. On October 28, 2022, the Company entered into a $75,000 ASR agreement with JPMorgan Chase Bank, National Association (“JP Morgan”). Pursuant to the ASR agreement, the Company made a payment of $75,000 to JP Morgan and JP Morgan delivered 388,777 initial shares of Class A Common Stock to the Company on November 1, 2022, representing 80% of the total shares expected to be repurchased under the ASR (determined based on the closing price of the Company’s Class A Common Stock of $154.33 on October 28, 2022). The ASR was completed on January 31, 2023 with JP Morgan delivering 67,681 additional shares of Class A Common Stock to the Company upon final settlement. The average purchase price per share for shares of Class A Common Stock purchased by the Company pursuant to the ASR was $164.31.

Borrowings under Revolving Credit Facilities
In connection with the Special Dividend and ASR, on October 27, 2022, the Company borrowed an additional $55,000 under the 2021 Knicks Revolving Credit Facility and $160,000 under the 2021 Rangers Revolving Credit Facility. During the three months ended December 31, 2022, the Company made principal repayments of $15,000 under the 2021 Knicks Revolving Credit Facility and $15,000 under the 2021 Rangers Revolving Credit Facility. Following the additional borrowings and principal repayments, the Company has $120,000 of additional available borrowing capacity under existing credit facilities.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2022 other than activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31,
	2022	2021
Net income (loss)	$3,309	$(1,687)
Adjustments to reconcile net income (loss) to net cash used in operating activities	25,283	12,053
Changes in working capital assets and liabilities	2,985	13,664
Net cash provided by operating activities	31,577	24,030
Net cash used in investing activities	(1,314)	(627)
Net cash used in financing activities	(76,123)	(39,879)
Net decrease in cash, cash equivalents and restricted cash	$(45,860)	$(16,476)
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2022 was $31,577 as compared to net cash provided by operating activities in the prior year period of $24,030. This was primarily due to the increase in net income (loss) adjusted for non-cash items partially offset by the impact of changes in working capital assets and liabilities.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2022 increased by $687 to $1,314 as compared to the prior year period primarily due to higher other investing activities and capital expenditures in the current year period as compared to the prior year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2022 increased by $36,244 to $76,123 as compared to the prior year period primarily due to the payment of the Special Dividend and the ASR in the current year period, partially offset by additional net borrowings under the Knicks and the Rangers credit facilities in the current year period as compared to the prior year period.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the teams’ games are played.

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
Goodwill
The carrying amount of goodwill as of December 31, 2022 was $226,955. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2022:

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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of December 31, 2022, we had a total of $405 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of December 31, 2022 and continuing for a full year would increase interest expense by approximately $4.1 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that as of December 31, 2022 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program
On October 6, 2022, the Company’s Board of Directors authorized a $75 million accelerated share repurchase (“ASR”) program under the Company’s existing share repurchase authorization. On October 28, 2022, the Company entered into a $75 million ASR agreement with JPMorgan Chase Bank, National Association (“JP Morgan”). Pursuant to the ASR agreement, the Company made a payment of $75 million to JP Morgan and JP Morgan delivered 388,777 initial shares of Class A Common Stock to the Company on November 1, 2022, representing 80% of the total shares expected to be repurchased under the ASR (determined based on the closing price of the Company’s Class A Common Stock of $154.33 on October 28, 2022). The ASR was completed on January 31, 2023 with JP Morgan delivering 67,681 additional shares of Class A Common Stock to the Company upon final settlement. The average purchase price per share for shares of Class A Common Stock purchased by the Company pursuant to the ASR was $164.31.
The ASR was effected pursuant to the Company’s existing share repurchase authorization and as of December 31, 2022, the Company had approximately $185 million available for repurchases under this existing share repurchase authorization. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
See Note 14 in the Notes to Condensed Consolidated Financial Statements for additional information.
The following table provides information with respect to the Company’s purchase of its Class A Common Stock during the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2022 to October 31, 2022	—	$—	—	$259,639,000
November 1, 2022 to November 31, 2022	388,777	(2)	388,777	184,639,000
December 1, 2022 to December 31, 2022	—	—	—	184,639,000
Total	388,777	(2)	388,777

(1) Initial shares delivered to the Company on November 1, 2022, based on the closing price of the Company’s Class A Common Stock of $154.33 on October 28, 2022.
(2) The ASR concluded pursuant to the terms of the ASR agreement on January 31, 2023, with JP Morgan delivering 67,681 additional shares of Class A Common Stock to the Company on February 2, 2023. The average purchase price per share for shares purchased by the Company pursuant to the ASR was $164.31.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February 2023.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer