Form 10-Q
period 2023-03-31
Madison Square Garden Sports Corp.
filed 2023-05-04
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 28, 2023:

Class A Common Stock par value $0.01 per share	—	19,363,843
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,182	$91,018
Restricted cash	653	—
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of March 31, 2023 and June 30, 2022, respectively	80,835	47,240
Net related party receivables	26,053	28,333
Prepaid expenses	23,481	18,810
Other current assets	65,727	19,868
Total current assets	261,931	205,269
Property and equipment, net of accumulated depreciation and amortization of $49,331 and $46,794 as of March 31, 2023 and June 30, 2022, respectively	31,415	32,892
Right-of-use lease assets	670,410	686,782
Amortizable intangible assets, net	469	636
Indefinite-lived intangible assets	112,144	112,144
Goodwill	226,955	226,955
Other assets	59,966	37,288
Total assets	$1,363,290	$1,301,966

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	March 31, 2023	June 30, 2022
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,236	$11,263
Net related party payables	7,884	19,624
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	160,979	119,279
League-related accruals	95,738	75,269
Other accrued liabilities	31,921	6,796
Operating lease liabilities, current	43,607	43,699
Deferred revenue	132,199	132,369
Total current liabilities	510,564	438,299
Long-term debt	350,000	220,000
Operating lease liabilities, noncurrent	715,511	699,587
Defined benefit obligations	4,746	5,005
Other employee related costs	45,917	43,411
Deferred tax liabilities, net	36,511	8,917
Deferred revenue, noncurrent	32,045	31,122
Other liabilities	1,004	1,002
Total liabilities	1,696,298	1,447,343
Commitments and contingencies (see Note 10)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,364 and 19,697 shares outstanding as of March 31, 2023 and June 30, 2022, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2023 and June 30, 2022	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2023 and June 30, 2022	—	—
Additional paid-in capital	11,226	17,573
Treasury stock, at cost, 1,084 and 751 shares as of March 31, 2023 and June 30, 2022, respectively	(179,410)	(128,026)
Accumulated deficit	(164,668)	(35,699)
Accumulated other comprehensive loss	(1,177)	(1,186)
Total Madison Square Garden Sports Corp. stockholders’ equity	(333,780)	(147,089)
Nonredeemable noncontrolling interests	772	1,712
Total equity	(333,008)	(145,377)
Total liabilities and equity	$1,363,290	$1,301,966

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues (a)	$382,744	$337,774	$760,527	$646,149

Operating expenses:
Direct operating expenses (b)	239,051	206,273	468,434	407,698
Selling, general and administrative expenses (c)	61,102	68,902	192,019	172,230
Depreciation and amortization	840	1,206	2,703	3,847
Operating income	81,751	61,393	97,371	62,374
Other income (expense):
Interest income	704	52	1,627	145
Interest expense	(7,004)	(2,470)	(16,395)	(9,158)
Miscellaneous income (expense), net	19,324	(63)	19,543	(190)
	13,024	(2,481)	4,775	(9,203)
Income before income taxes	94,775	58,912	102,146	53,171
Income tax expense	(42,962)	(34,993)	(47,024)	(30,939)
Net income	51,813	23,919	55,122	22,232
Less: Net loss attributable to nonredeemable noncontrolling interests	(566)	(584)	(1,928)	(1,711)
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$52,379	$24,503	$57,050	$23,943

Basic earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$2.19	$1.01	$2.28	$0.99
Diluted earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$2.18	$1.00	$2.27	$0.98
Weighted-average number of common shares outstanding:
Basic	23,971	24,275	24,133	24,235
Diluted	24,062	24,394	24,225	24,377
_________________
(a)Includes revenues from related parties of $84,024 and $75,851 for the three months ended March 31, 2023 and 2022, respectively, and $167,148 and $153,229 for the nine months ended March 31, 2023 and 2022, respectively.
(b)Includes net charges from related parties of $43,595 and $40,796 for the three months ended March 31, 2023 and 2022, respectively, and $91,264 and $80,828 for the nine months ended March 31, 2023 and 2022, respectively.
(c)Includes net charges from related parties of $18,875 and $20,493 for the three months ended March 31, 2023 and 2022, respectively, and $49,616 and $51,620 for the nine months ended March 31, 2023 and 2022, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$51,813	$23,919	$55,122	$22,232
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	4	33	13	99
Other comprehensive income, before income taxes	4	33	13	99
Income tax expense related to items of other comprehensive income	(1)	(10)	(4)	(32)
Other comprehensive income, net of income taxes	3	23	9	67
Comprehensive income	51,816	23,942	55,131	22,299
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	(566)	(584)	(1,928)	(1,711)
Comprehensive income attributable to Madison Square Garden Sports Corp.’s stockholders	$52,382	$24,526	$57,059	$24,010

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$55,122	$22,232
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,703	3,847
Provision for deferred income taxes	27,590	30,939
Share-based compensation expense	22,059	19,178
Unrealized gain on equity investments with readily determinable fair value, warrants, and forward contract	(19,020)	—
Other non-cash adjustments	859	1,547
Change in assets and liabilities:
Accounts receivable, net	(33,595)	(18,497)
Net related party receivables	1,450	(44,142)
Prepaid expenses and other assets	(45,711)	(43,620)
Accounts payable	(3,029)	1,086
Net related party payables	(11,720)	8,535
Accrued and other liabilities	85,145	84,548
Deferred revenue	744	(29,388)
Operating lease right-of-use assets and lease liabilities	32,204	27,968
Net cash provided by operating activities	114,801	64,233
Cash flows from investing activities:
Capital expenditures	(1,033)	(886)
Purchases of equity securities	(9,333)	(250)
Net cash used in investing activities	(10,366)	(1,136)
Cash flows from financing activities:
Accelerated share repurchase	(75,060)	—
Dividends paid	(170,824)	—
Taxes paid in lieu of shares issued for equity-based compensation	(15,439)	(12,142)
Proceeds from revolving credit facilities	215,000	—
Repayment of revolving credit facilities	(85,000)	(70,000)
Other financing activities	1,705	(2,836)
Net cash used in financing activities	(129,618)	(84,978)
Net decrease in cash, cash equivalents and restricted cash	(25,183)	(21,881)
Cash, cash equivalents and restricted cash at beginning of period	91,018	72,036
Cash, cash equivalents and restricted cash at end of period	$65,835	$50,155

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$148	$73

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2023
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	$249	$—	$(169,772)	$(217,047)	$(1,180)	$(387,750)	$1,338	$(386,412)
Net income (loss)	—	—	—	52,379	—	52,379	(566)	51,813
Other comprehensive income	—	—	—	—	3	3	—	3
Comprehensive income (loss)	—	—	—	—	—	52,382	(566)	51,816
Share-based compensation	—	3,220	—	—	—	3,220	—	3,220
Tax withholding associated with shares issued for equity-based compensation	—	(2,457)	—	—	—	(2,457)	—	(2,457)
Common stock issued under stock incentive plans	—	(1,844)	2,729	—	—	885	—	885
Accelerated share repurchase	—	12,307	(12,367)	—	—	(60)	—	(60)
Balance as of March 31, 2023	$249	$11,226	$(179,410)	$(164,668)	$(1,177)	$(333,780)	$772	$(333,008)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2022
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	$249	$6,460	$(129,426)	$(87,390)	$(1,983)	$(212,090)	$2,480	$(209,610)
Net income (loss)	—	—	—	24,503	—	24,503	(584)	23,919
Other comprehensive income	—	—	—	—	23	23	—	23
Comprehensive income (loss)	—	—	—	—	—	24,526	(584)	23,942
Share-based compensation	—	6,973	—	—	—	6,973	—	6,973
Common stock issued under stock incentive plans	—	(571)	1,400		—	829	—	829
Balance as of March 31, 2022	$249	$12,862	$(128,026)	$(62,887)	$(1,960)	$(179,762)	$1,896	$(177,866)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2023
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Non - redeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2022	$249	$17,573	$(128,026)	$(35,699)	$(1,186)	$(147,089)	$1,712	$(145,377)
Net income (loss)	—	—	—	57,050	—	57,050	(1,928)	55,122
Other comprehensive income	—	—	—	—	9	9	—	9
Comprehensive income (loss)	—	—	—	—	—	57,059	(1,928)	55,131
Share-based compensation	—	22,059	—	—	—	22,059	—	22,059
Tax withholding associated with shares issued for equity-based compensation	—	(17,897)	—	—	—	(17,897)	—	(17,897)
Common stock issued under stock incentive plans	—	(11,170)	20,983	(8,928)	—	885	—	885
Dividends declared ($7.00 per share)	—	—	—	(172,749)	—	(172,749)	—	(172,749)
Accelerated share repurchase	—	1,649	(72,367)	(4,342)	—	(75,060)	—	(75,060)
Adjustments to noncontrolling interests	—	(988)	—	—	—	(988)	988	—
Balance as of March 31, 2023	$249	$11,226	$(179,410)	$(164,668)	$(1,177)	$(333,780)	$772	$(333,008)

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
Madison Square Garden Sports Corp. (together with its subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional sports franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. These professional sports franchises are collectively referred to herein as the “sports teams.” In addition, the Company previously owned a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. In April 2023, the Company sold its controlling interest in CLG to Hard Carry Gaming Inc. (“NRG”), a professional gaming and entertainment company in exchange for a noncontrolling equity interest in the combined NRG/CLG company. CLG and the sports teams are collectively referred to herein as the “teams.” The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
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
On April 17, 2020 (the “Sphere Distribution Date”), the Company distributed all of the outstanding common stock of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp. and referred to herein as “Sphere Entertainment”) to its stockholders (the “Sphere Distribution”).
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed to its stockholders approximately 67% of the issued and outstanding shares of common stock of Madison Square Garden Entertainment Corp. (formerly, MSGE Spinco, Inc. and referred to herein as “MSG Entertainment”) (the “MSGE Distribution”). In connection with the MSGE Distribution, Sphere Entertainment assigned several of its agreements with the Company to MSG Entertainment, as described herein.
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
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the consolidated financial statements of the Company include the accounts from CLG, in which the Company had a controlling voting interest. The Company’s consolidation criteria are based on authoritative accounting guidance for voting interest, controlling interest or variable interest entities. CLG is consolidated with the equity owned by other shareholders shown as nonredeemable noncontrolling interests in the accompanying consolidated balance sheets, and the other shareholders’ portion of net earnings (loss) and other comprehensive income (loss) shown as net income (loss) or comprehensive income (loss) attributable to nonredeemable noncontrolling interests in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, deferred tax valuation allowance, financial instruments, and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow and excluding playoffs), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the Financial Statements to be reasonable.
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
Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions of Accounting Standards Codification (“ASC”) 842, Leases that apply to arrangements between related parties under common control. The new guidance is effective for the Company in the first quarter of fiscal year 2025. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and nine months ended March 31, 2023 and 2022, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Event-related (a)	$144,650	$119,728	$292,304	$232,672
Media rights (b)	135,200	124,803	260,344	243,697
Sponsorship, signage and suite licenses	90,340	76,715	176,175	138,419
League distributions and other	12,554	16,528	31,704	31,361
Total revenues from contracts with customers	$382,744	$337,774	$760,527	$646,149
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2023 and June 30, 2022.

	March 31,	June 30,
	2023	2022
Receivables from contracts with customers, net (a)	$58,707	$24,729
Contract assets, current (b)	50,463	13,839
Deferred revenue, including non-current portion (c), (d)	164,244	163,491
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the Company’s accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2023 and June 30, 2022, the Company’s receivables reported above included $3,057 and $1,258, respectively, related to various related parties associated with contracts with customers. See Note 15 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of March 31, 2023, the Company had receivable balances related to escrow and player compensation recoveries of $10,861 recorded in Accounts receivable, net. As of June 30, 2022, the Company had receivable balances related to escrow and player compensation recoveries of $12,464 and $6,782, recorded in Accounts receivable, net and Other assets, respectively.
(b)Contract assets, current, which are reported as Other current assets in the Company’s accompanying consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional. The Company had contract asset balances related to local media rights of $24,065 and $0 as of March 31, 2023 and June 30, 2022, respectively. See Note 15 for further details on these related party arrangements.
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The non-current portion of deferred revenue primarily consists of a $30,000 receipt from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue related to local media rights was $0 and $0 as of March 31, 2023 and June 30, 2022, respectively. See Note 15 for further details on these related party arrangements.
(d)Revenue recognized for the nine months ended March 31, 2023 relating to the deferred revenue balance as of June 30, 2022 was $120,042.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal Year 2023 (remainder)	$15,975
Fiscal Year 2024	133,177
Fiscal Year 2025	91,362
Fiscal Year 2026	53,563
Fiscal Year 2027	28,675
Thereafter	24,972
$347,724
Note 4. Computation of Earnings per Common Share
The following table presents a reconciliation of earnings allocated to common shares and a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings per common share, as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net earnings allocable to common shares, basic and diluted (numerator):
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$52,379	$24,503	$57,050	$23,943
Less: Dividends to other-than-common stockholders(a)	—	—	2,056	—
Net earnings allocable to common shares, basic and diluted (numerator):	$52,379	$24,503	$54,994	$23,943

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,971	24,275	24,133	24,235
Dilutive effect of shares issuable under share-based compensation plans	91	119	92	142
Weighted-average shares for diluted EPS	24,062	24,394	24,225	24,377
Weighted-average shares excluded from diluted EPS	—	—	—	—

Basic earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$2.19	$1.01	$2.28	$0.99
Diluted earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$2.18	$1.00	$2.27	$0.98
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $81 and $304 (net of insurance recovery of $656) for the three months ended March 31, 2023 and 2022, respectively, and a net credit of $219 and a net provision of $729 (net of insurance recovery of $656) for the nine months ended March 31, 2023 and 2022, respectively.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2023	June 30, 2022	March 31, 2022	June 30, 2021
Captions on the consolidated balance sheets:
Cash and cash equivalents	$65,182	$91,018	$49,176	$64,902
Restricted cash (a)	653	—	979	7,134
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$65,835	$91,018	$50,155	$72,036
_________________
(a)Restricted cash as of March 31, 2023 and March 31, 2022 primarily included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information). As of June 30, 2021, restricted cash was related to the Company’s revolving credit facilities (see Note 11 for more information).
Note 7. Leases
As of March 31, 2023, the Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with Sphere Entertainment (the “Sublease Agreement”) and, until April 2023, the lease of the CLG performance center in Los Angeles, CA. As of the MSGE Distribution Date, the Sublease Agreement is now between the Company and MSG Entertainment. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the ASC Topic 842, Leases. See Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information regarding the Company’s accounting policies associated with its leases.
As of March 31, 2023, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 2 months to 32 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the right-of-use assets and lease liabilities recorded on the Company’s accompanying consolidated balance sheets as of March 31, 2023 and June 30, 2022:

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2023	June 30, 2022
Right-of-use assets:
Operating leases	Right-of-use lease assets	$670,410	$686,782
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$43,607	$43,699
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	715,511	699,587
Total lease liabilities		$759,118	$743,286
_________________
(a)As of March 31, 2023, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,538 and $715,511, respectively, that are payable to Sphere Entertainment. As of June 30, 2022, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,028 and $699,587, respectively, that are payable to Sphere Entertainment.
The following table summarizes the activity recorded within the Company’s accompanying consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended March 31,		Nine Months Ended March 31,
		2023	2022	2023	2022
Operating lease cost	Direct operating expenses	$31,258	$29,737	$64,472	$59,004
Operating lease cost	Selling, general and administrative expenses	613	613	1,839	1,837
Short-term lease cost	Direct operating expenses	59	42	174	119
Total lease cost		$31,930	$30,392	$66,485	$60,960
Supplemental Information
For the nine months ended March 31, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities was $33,791 and $32,580, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of March 31, 2023 was 32.1 years. The weighted average discount rate was 7.13% as of March 31, 2023 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of March 31, 2023 are as follows:

Fiscal Year 2023 (remainder)	$11,233
Fiscal Year 2024	45,361
Fiscal Year 2025	44,900
Fiscal Year 2026	45,374
Fiscal Year 2027	46,735
Thereafter	2,066,577
Total lease payments	2,260,180
Less imputed interest	(1,501,062)
Total lease liabilities	$759,118

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2023, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of March 31, 2023 and June 30, 2022 is $226,955.
The Company’s indefinite-lived intangible assets as of March 31, 2023 and June 30, 2022 are as follows:

Sports franchises	$111,064
Photographic related rights	1,080
$112,144
During the first quarter of fiscal year 2023, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2023	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(2,300)	$—
Non-compete agreements	2,400	(2,400)	—
Other intangibles	1,200	(731)	469
	$5,900	$(5,431)	$469

June 30, 2022	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(2,262)	$38
Non-compete agreements	2,400	(2,360)	40
Other intangibles	1,200	(642)	558
	$5,900	$(5,264)	$636
For the three months ended March 31, 2023 and 2022, amortization expense of intangible assets was $29 and $265, respectively. For the nine months ended March 31, 2023 and 2022, amortization expense of intangible assets was $167 and $795, respectively.
Note 9. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	March 31, 2023	June 30, 2022
Assets:
Money market accounts	I	$23,958	$26,018
Time deposit	I	34,007	56,082
Equity investments	I	24,993	2,736
Warrants	III	6,502	—
Forward contract	III	7,140	—
Total assets measured at fair value		$96,600	$84,836
Level I Inputs
Assets classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposit approximates fair value due to their short-term maturities. Equity investments include equity instruments with readily determinable fair value, which are included within Other assets in the accompanying consolidated balance sheets.
The equity investments balance as of March 31, 2023 includes an investment of $11,685 in common stock of Xtract One Technologies Inc. (“Xtract One”), a technology-driven threat detection and security solution company that is listed on the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Toronto Stock Exchange (“TSX”) under the symbol “XTRA.” In addition, the remaining balance as of March 31, 2023 and balance as of June 30, 2022 consists of other equity investments held in trust under the Company’s Executive Deferred Compensation Plan (refer to note 12 for further details regarding the plan).
During the three and nine months ended March 31, 2023, the Company recorded unrealized gains of $7,337 related to the investment in Xtract One which is reported in Miscellaneous income (expense). During the three and nine months ended March 31, 2023, the Company recorded gains of $368 and $714, respectively, within Miscellaneous income (expense), net to reflect the remeasurement of the fair value of assets under the Company’s Executive Deferred Compensation Plan.
Level III Inputs
The Company’s level III assets consist of warrants entitling the Company to acquire additional common shares of Xtract One and a forward contract to acquire additional common stock and warrants of Xtract One. The Company’s warrants and forward contract are included within Other assets and Other current assets, respectively, in the accompanying consolidated balance sheets. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The fair value of the Company’s forward contract was determined using the number of additional common shares and warrants in the forward contract, the contractual price of the forward contract, the quoted prices of Xtract One, and the fair value of the Xtract One warrants as of March 31, 2023. The following are key assumptions used to calculated the fair value of the warrants as of March 31, 2023:

March 31, 2023
Expected term	2.47 years
Expected volatility	77.32%
Risk-free interest rate	3.94%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2023	2023
Balance at beginning of period	$—	$—
Purchases of warrants	1,959	1,959
Unrealized gains on warrants	4,543	4,543
Unrealized gains on forward contract	7,140	7,140
Balance at end of period	$13,642	$13,642
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2023		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$350,000	$350,000	$220,000	$220,000
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
All borrowings under the 2021 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2021 Knicks Revolving Credit Facility. During the nine months ended March 31, 2023, the Company borrowed an additional $55,000 and made principal repayments of $15,000 under the 2021 Knicks Revolving Credit Facility. The outstanding balance under the 2021 Knicks Revolving Credit Facility was $260,000 as of March 31, 2023, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Knicks Revolving Credit Facility as of March 31, 2023 was 6.11%. During the nine months ended March 31, 2023 the Company made interest payments of $8,865 in respect of the 2021 Knicks Revolving Credit Facility.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The 2021 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2023, Knicks LLC was in compliance with this financial covenant.
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
All borrowings under the 2021 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2021 Rangers Revolving Credit Facility. During the nine months ended March 31, 2023, the Company borrowed $160,000 and made principal repayments of $70,000 under the 2021 Rangers Revolving Credit Facility. The outstanding balance under the 2021 Rangers Revolving Credit Facility was $90,000 as of March 31, 2023, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Rangers Revolving Credit Facility as of March 31, 2023 was 6.66%. During the nine months ended March 31, 2023 the Company made interest payments of $3,669 in respect of the 2021 Rangers Revolving Credit Facility. In addition, on April 28, 2023, the Company made an additional principal repayment of $30,000 under the 2021 Rangers Revolving Credit Facility.
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
The 2021 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2023, Rangers LLC was in compliance with this financial covenant.
2021 Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “2021 Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of March 31, 2023 and was recorded as Debt in the accompanying consolidated balance sheet. During the nine months ended March 31, 2023 the Company made interest payments of $675.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheets:

	March 31, 2023	June 30, 2022
Other current assets	$1,145	$1,145
Other assets	3,096	3,954

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 12. Benefit Plans
Defined Benefit Pension Plans
Prior to the Sphere Distribution, the Company sponsored various defined benefit pension plans and a contributory welfare plan. As of the Sphere Distribution Date, the Company and Sphere Entertainment entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the Sphere Distribution with regard to historical liabilities under the Company’s former pension and postretirement plans. See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information with regard to the liabilities retained by the Company from certain plans, which were transferred to the MSG Sports, LLC Excess Cash Balance Plan and MSG Sports, LLC Excess Retirement Plan, which the Company established in connection with the Sphere Distribution and are collectively referred to the “MSGS Pension Plans.”
The following table presents components of net periodic benefit cost for the MSGS Pension Plans included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022. Net periodic benefit cost is reported in Miscellaneous income (expense), net.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest cost	$60	$31	$180	$93
Recognized actuarial loss	4	33	13	99
Net periodic benefit cost	$64	$64	$193	$192
Defined Contribution Plans
Prior to the Sphere Distribution, the Company sponsored The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), which is a multiple employer plan and the MSG S&E, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). As a result of the Sphere Distribution, the Savings Plans were transferred to Sphere Entertainment. However, MSG Sports employees continue to participate in the 401(k) Plan. In addition, pursuant to the Employee Matters Agreement the Company established the MSG Sports LLC Excess Savings Plan to provide non-qualified retirement benefits to eligible MSG Sports employees. See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information with regard to the liabilities retained by the Company.
Expenses related to the Savings Plans that are included in the accompanying consolidated statements of operations were $1,465 and $3,602 for the three and nine months ended March 31, 2023, respectively, and $1,238 and $3,076 for the three and nine months ended March 31, 2022 respectively.
Executive Deferred Compensation Plan
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation expense of $368 and $714 for the three and nine months ended March 31, 2023, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $368 and $714 for the three and nine months ended March 31, 2023, respectively, within Miscellaneous income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	March 31, 2023	June 30, 2022
Non-current assets (included in other assets)	$13,309	$2,736
Current liabilities (included in accrued employee related costs)	(1,262)	(123)
Non-current liabilities (included in other employee related costs)	(12,047)	(2,613)

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
Share-based compensation expense was recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $3,220 and $22,059 for the three and nine months ended March 31, 2023, respectively and $6,973 and $19,178 for the three and nine months ended March 31, 2022, respectively. There were no costs related to share-based compensation that were capitalized for the three and nine months ended March 31, 2023 and 2022 respectively.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by the Company and Sphere Entertainment employees and non-employee directors, for the nine months ended March 31, 2023:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2022	199	189	$198.21
Granted	74	57	$161.70
Vested	(169)	(87)	$213.11
Forfeited / Cancelled	(2)	(2)	$159.80
Unvested award balance, March 31, 2023	102	157	$165.49
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the nine months ended March 31, 2023 was $40,795. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s and Sphere Entertainment’s employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 117 of these RSUs, with an aggregate value of $18,621, inclusive of $4,956 related to Sphere Entertainment employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2023.
The fair value of RSUs that vested during the nine months ended March 31, 2022 was $40,490. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2022 was $160.22.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the nine months ended March 31, 2023:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2022	94	$145.78
Granted	—	$—
Cancelled	—	$—
Balance as of March 31, 2023	94	$138.78	4.71	$5,261
Exercisable as of March 31, 2023	94	$138.78	4.71	$5,261

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
The ASR was accounted for as a repurchase of shares and as an equity forward contract indexed to the Company’s Class A Common Stock. The equity forward contract was classified as an equity instrument under ASC Subtopic 815-40. The Company has treated the initial and final shares of Class A Common Stock delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average shares of outstanding Class A Common Stock for both basic and diluted earnings per share.
As of March 31, 2023, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
On July 9, 2021, MSG Networks merged with a subsidiary of Sphere Entertainment and became a wholly-owned subsidiary of Sphere Entertainment. Accordingly, agreements between the Company and MSG Networks are now effectively agreements with Sphere Entertainment on a consolidated basis.
As of March 31, 2023, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.0% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company was party to the following agreements and/or arrangements with Sphere Entertainment as of March 31, 2023, which are now between the Company and MSG Entertainment as of the MSGE Distribution Date:
•Arena License Agreements pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams’ merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from sales and catering services during Knicks and Rangers home games, (v) provides day of game services that were historically provided prior to the Sphere Distribution, and (vi) provides other general services within The Garden;
•Sponsorship sales and service representation agreements pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition, under this agreement, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets;
•Team sponsorship allocation agreement with MSG Entertainment, pursuant to which teams continue receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements that existed at the Sphere Distribution Date;
•Services Agreement (the “Services Agreement”) pursuant to which the Company (i) receives certain services from MSG Entertainment, such as information technology, accounts payable, payroll, human resources, and other corporate

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
•Interest-bearing advances to MSG Entertainment in connection with the construction of new premium hospitality suites at The Garden;
•Aircraft sharing agreements pursuant to which MSG Entertainment has agreed from time to time to make its aircraft and aircraft it leases from other related parties available to the Company for lease on a “time sharing” basis and;
•Other agreements with MSG Entertainment entered into in connection with the Sphere Distribution, including a trademark license agreement and certain other arrangements.
The Company is also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) which were not assigned to MSG Entertainment in connection with the MSGE Distribution:
•Media rights agreements between the Company and MSG Networks, with stated terms of 20 years providing MSG Networks with local telecast right for Knicks and Rangers games in exchange for media rights fees;
•Other agreements with Sphere Entertainment in connection with the Sphere Distribution, including a distribution agreement, a tax disaffiliation agreement and an employee matters agreement and certain other arrangements; and
•Other agreements with MSG Networks entered into in connection with the MSGS Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee matters agreement and certain other arrangements.
In addition, the Company shared certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with Sphere Entertainment; and (ii) the Company’s Vice Chairman with AMC Networks and Sphere Entertainment. Following the MSGE Distribution, such costs are also shared with MSG Entertainment. The Company also previously shared costs for the Company’s former Chief Executive Officer with Sphere Entertainment through March 31, 2022. Additionally, the Company, Sphere Entertainment and AMC Networks allocated the costs of certain personal aircraft and helicopter usage by their shared executives. Following the MSGE Distribution, such costs are also shared with MSG Entertainment.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues (a)	$84,024	$75,851	$167,148	$153,229
Operating expenses:
Corporate expenses pursuant to Services Agreement with Sphere Entertainment	$8,702	$9,473	$28,032	$29,347
Rent expense (sublease) due to Sphere Entertainment	741	752	2,162	2,232
Costs associated with the Sponsorship sales and service representation agreements	7,866	8,389	16,525	16,857
Operating lease expense associated with the Arena License Agreements	30,962	29,425	63,890	58,422
Other costs associated with the Arena License Agreements	14,135	12,771	30,202	24,790
Other operating expenses, net	64	479	69	800
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
Income tax expense for the three and nine months ended March 31, 2023 of $42,962 and $47,024, respectively, reflect an effective tax rate of 45% and 46%.
Income tax expense for the three and nine months ended March 31, 2022 of $34,993 and $30,939, respectively, reflect an effective tax rate of 59% and 58%.
The Company was notified in April 2020 that the City of New York was commencing an audit of the local income tax returns for the fiscal years ended June 30, 2016 and 2017. The Company does not expect the examinations, when finalized, to result in material changes
During the nine months ended March 31, 2023, the Company made income tax payments of $1,084.
Note 17. Subsequent Events
CLG & NRG Combination
On April 6, 2023, the Company completed the sale of its controlling interest in CLG to NRG, a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company, which will be accounted for as an equity method investment. The Company will deconsolidate the CLG business in the fourth quarter of fiscal year 2023 and the transaction is not expected to have a material impact on the Company’s ongoing operations, financial position, or cash flows.

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
•the tax-free treatment of the MSGS Distribution and the Sphere Distribution;
•the performance by MSG Entertainment and Sphere Entertainment and their respective subsidiaries of their respective obligations under various agreements with the Company related to the Sphere Distribution and ongoing commercial arrangements; and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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
League Matters
On April 26, 2023, the NBA and the National Basketball Players Association (the “NBPA”) announced that a new seven-year CBA had been ratified by the NBA Board of Governors and the NBA players, which will take effect on July 1, 2023 and run through the 2029-30 season.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, and (iii) certain contractual obligations.
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

Results of Operations
Comparison of the three and nine months ended March 31, 2023 versus the three and nine months ended March 31, 2022
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%
Revenues	$382,744	$337,774	$44,970	13%	$760,527	$646,149	$114,378	18%
Direct operating expenses	239,051	206,273	32,778	16%	468,434	407,698	60,736	15%
Selling, general and administrative expenses	61,102	68,902	(7,800)	(11)%	192,019	172,230	19,789	11%
Depreciation and amortization	840	1,206	(366)	(30)%	2,703	3,847	(1,144)	(30)%
Operating income	81,751	61,393	20,358	33%	97,371	62,374	34,997	56%
Other expense:
Interest expense, net	(6,300)	(2,418)	(3,882)	NM	(14,768)	(9,013)	(5,755)	(64)%
Miscellaneous income (expense), net	19,324	(63)	19,387	NM	19,543	(190)	19,733	NM
Income before income taxes	94,775	58,912	35,863	61%	102,146	53,171	48,975	92%
Income tax expense	(42,962)	(34,993)	(7,969)	(23)%	(47,024)	(30,939)	(16,085)	(52)%
Net income	51,813	23,919	27,894	NM	55,122	22,232	32,890	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	(566)	(584)	18	3%	(1,928)	(1,711)	(217)	(13)%
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$52,379	$24,503	$27,876	NM	$57,050	$23,943	$33,107	NM
Revenues
Revenues increased $44,970, or 13%, to $382,744 for the three months ended March 31, 2023 as compared to the prior year period. Revenues increased $114,378, or 18%, to $760,527 for the nine months ended March 31, 2023 as compared to prior year period. The net increases were attributable to the following:

	Three	Nine
	Months	Months
Increase in pre/regular season ticket-related revenues	$21,936	$52,706
Increase in suite revenues	8,874	22,900
Increase in revenues from local media rights fees	6,850	11,167
Increase in sponsorship and signage revenues	4,751	14,855
Increase in pre/regular season food, beverage, and merchandise sales	3,153	7,666
(Decrease) increase in revenues from league distribution	(820)	3,270
Other net increases	226	1,814
	$44,970	$114,378
The increases in pre/regular season ticket-related revenues for the three and nine months ended March 31, 2023 were primarily due to higher average per-game revenue and the Knicks and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods. The Knicks played twenty-one games at The Garden during the three months ended March 31, 2023 and forty-two games at The Garden during the nine months ended March 31, 2023 as compared to twenty and forty-one games at The Garden, respectively, during the prior year periods. The Rangers played nineteen games at The Garden during the three months ended March 31, 2023 and forty-one games at The Garden during the nine months ended March 31, 2023 as compared to eighteen and thirty-four games at The Garden, respectively, during the prior year periods.
The increases in suite revenues for the three and nine months ended March 31, 2023 were primarily due to higher net sales of suites products and the Knicks and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods.

The increases in revenues from local media rights for the three and nine months ended March 31, 2023 were primarily due to contractual rate increases and the timing of the NHL 2021-22 regular season resulting in revenue being recognized over a longer time frame in the prior fiscal year.
The increases in sponsorship and signage revenues for the three and nine months ended March 31, 2023 were primarily due to (i) the Knicks and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods, (ii) higher net sales of existing sponsorship and signage inventory, and (iii) sales of new sponsorship and signage inventory.
The increases in pre/regular season food, beverage, and merchandise sales for the three and nine months ended March 31, 2023 were primarily due to higher average Knicks and Rangers per-game revenue and the Knicks and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods.
The decrease in revenues from league distributions for the three months ended March 31, 2023 was primarily due to lower other league distributions in the current year period, partially offset by increased national media rights fees in the current year period and the timing of the NHL 2021-22 regular season resulting in revenue being recognized over a longer time frame in the prior fiscal year. The increase in revenues from league distributions for the nine months ended March 31, 2023 was primarily due to increased national media rights fees in the current year period and the timing of the NHL 2021-22 regular season resulting in revenue being recognized over a longer time frame in the prior fiscal year, partially offset by lower other league distributions in the current year period.
Direct operating expenses
Direct operating expenses increased $32,778, or 16%, to $239,051 for the three months ended March 31, 2023 as compared to the prior year period. Direct operating expenses increased $60,736, or 15%, to $468,434 for the nine months ended March 31, 2023 as compared to the prior year period. The net increases were attributable to the following:

	Three	Nine
	Months	Months
Increase in team personnel compensation	$38,294	$57,631
Increase in other team operating expenses	6,229	13,265
Increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	1,537	5,469
Increase in pre/regular season expense associated with merchandise sales	1,692	4,152
Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	(14,751)	(17,243)
Decrease in net provisions for certain team personnel transactions	(223)	(2,538)
	$32,778	$60,736
The increases in team personnel compensation for the three and nine months ended March 31, 2023 were primarily related to the impact of roster changes for the Knicks and the Rangers and the timing of the NHL 2021-22 regular season resulting in expenses being recognized over a longer time frame in the prior fiscal year.
The increases in other team operating expenses for the three and nine months ended March 31, 2023 were primarily related to (i) higher per-game average expenses as compared to the prior year periods, (ii) the timing of the NHL 2021-22 regular season resulting in expenses being recognized over a longer time frame in the prior fiscal year, and (iii) and the Knicks and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods. Other team operating expenses primarily consists of expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel, player insurance, and league assessments.
The increases in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the three and nine months ended March 31, 2023 were related to the Knicks and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods.
The increases in pre/regular season expense associated with merchandise sales for the three and nine months ended March 31, 2023 were primarily related to higher merchandise sales as a result of higher average Knicks and Rangers per-game revenue and the Knicks and the Rangers playing additional games at The Garden during the current year periods as compared to the prior year periods.

Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	Decrease	2023	2022	Decrease
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$11,720	$26,471	$(14,751)	$30,505	$47,748	$(17,243)
The decreases in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three and nine months ended March 31, 2023 were primarily related to (i) lower provisions for league revenue sharing expense (net of escrow and excluding playoffs) of $9,138 and $9,337, respectively, (ii) higher estimated recoveries of NBA luxury tax in the current year periods, and (iii) the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow and excluding playoffs).
The Knicks were not a luxury tax payer for the 2021-22 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of March 31, 2023 would not result in the team being a luxury tax payer for the 2022-23 season.
The actual amounts for the 2022-23 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Season-ending player injuries (a)	$—	$1,305	$(1,305)	$—	$2,662	$(2,662)
Waivers/contract terminations	30	65	(35)	(1,362)	723	(2,085)
Player trades	51	(1,066)	1,117	1,143	(1,066)	2,209
Net provisions for certain team personnel transactions	$81	$304	$(223)	$(219)	$2,319	$(2,538)
——————————
(a) Net of insurance recovery of $656 for the three and nine months ended March 31, 2022.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, professional fees, costs under the Company’s Services Agreement with Sphere Entertainment, (ii) fees related to the Company’s sponsorship sales and service representation agreements, and (iii) sales and marketing costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.
Selling, general and administrative expenses for the three months ended March 31, 2023 decreased $7,800, or 11%, to $61,102 as compared to the prior year period, primarily due to lower employee compensation and related benefits of $8,020, a result of executive management transition costs recognized during the prior year period. Selling, general and administrative expenses for the nine months ended March 31, 2023 increased by $19,789, or 11%, to $192,019 as compared to the prior year period, primarily due to (i) higher employee compensation and related benefits of $12,969, including the net impact of executive management transition costs and the impact of staffing increases relative to the prior year period reflecting the business’ return to normal operations, (ii) an increase in marketing costs of $3,319, (iii) higher fees related to the Company’s sponsorship sales and service representation agreements with Sphere Entertainment of $1,636, and (iv) an increase in professional fees of $1,245, partially offset by lower costs related to the Company’s Services Agreement with Sphere Entertainment of $2,498.
As of the MSGE Distribution Date, the agreements described above with Sphere Entertainment are now between the Company and MSG Entertainment.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2023 decreased $366, or 30%, to $840 as compared to the prior year period. Depreciation and amortization for the nine months ended March 31, 2023 decreased by $1,144 or 30% to $2,703 as compared to the prior year period.

Operating income
Operating income for the three months ended March 31, 2023 increased $20,358, or 33%, to $81,751 as compared to the prior year period. For the three months ended March 31, 2023, the increase in operating income was primarily due to an increase in revenues and to a lesser extent lower selling, general and administrative expenses, partially offset by higher direct operating expenses.
Operating income for the nine months ended March 31, 2023 increased $34,997, or 56%, to $97,371 as compared to the prior year period. For the nine months ended March 31, 2023, the increase in operating income was primarily due to an increase in revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses.
Interest expense, net
Net interest expense for the three months ended March 31, 2023 increased $3,882 to $6,300 as compared to the prior year period. The increase was primarily due to higher interest rates in the current year period causing increased interest expense under the Knicks and the Rangers revolving credit facilities, partially offset by higher interest income due to increased interest rates in the current year period. Net interest expense for the nine months ended March 31, 2023 increased $5,755, or 64%, to $14,768 as compared to the prior year period. The increase was primarily due to higher interest rates in the current year period causing increased interest expense under the Knicks and the Rangers revolving credit facilities. The increase was partially offset by (i) higher interest income due to increased interest rates in the current year period, (ii) lower average borrowings under the Rangers revolving credit facility in the current year period as compared to the prior year period, and (iii) the acceleration of previously incurred financing costs that were recognized in the prior year period as a result of the Company terminating the 2020 Knicks Holdings Revolving Credit Facility.
Miscellaneous income (expense), net
Miscellaneous income (expense), net for the three months ended March 31, 2023 of $19,324 improved $19,387 as compared to the prior year period. Miscellaneous income (expense), net for the nine months ended March 31, 2023 of $19,543 improved $19,733 as compared to the prior year period. The improvements were primarily due to higher recognition of unrealized gains primarily related to the Company’s investments in Xtract One common stock and warrants and unrealized gains related to the Company’s forward contract in the current year periods as compared to the prior year periods.
Income taxes
See Note 16 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
Adjusted operating income
The Company evaluates performance based on several factors, of which the key financial measure is operating income (loss) excluding (i) deferred rent expense under the Arena License Agreements with Sphere Entertainment (which are now with MSG Entertainment as of the MSGE Distribution Date), (ii) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iii) share-based compensation expense or benefit, (iv) restructuring charges or credits, (v) gains or losses on sales or dispositions of businesses, (vi) the impact of purchase accounting adjustments related to business acquisitions, and (vii) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan (which was established in November 2021), which is referred to as adjusted operating income (loss), a non-GAAP measure.
Management believes that given the length of the Arena License Agreements and resulting magnitude of the difference in deferred rent expense and the cash rent payments, the exclusion of deferred rent expense provides investors with a clearer picture of the Company’s operating performance. Management believes that this adjustment is beneficial for other incremental reasons as well. This adjustment provides senior management, investors and analysts with important information regarding a long-term related party agreement with Sphere Entertainment (now MSG Entertainment). In addition, this adjustment is a component of the performance measures used to evaluate, and compensate, senior management of the Company. Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating (income) loss whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Miscellaneous income (expense), net, which is not reflected in Operating income (loss).
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
The following are the reconciliations of operating income to adjusted operating income for the three and nine months ended March 31, 2023 as compared to the prior year periods:

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%
Operating income	$81,751	$61,393	$20,358	33%	$97,371	$62,374	$34,997	56%
Deferred rent (a)	11,949	11,882			24,657	23,590
Depreciation and amortization	840	1,206			2,703	3,847
Share-based compensation	3,220	6,973			22,059	19,178
Remeasurement of deferred compensation plan liabilities	368	—			714	—
Adjusted operating income	$98,128	$81,454	$16,674	20%	$147,504	$108,989	$38,515	35%
_________________
(a)This adjustment represents the non-cash portion of operating lease costs related to the Company’s Arena License Agreements with Sphere Entertainment. Pursuant to GAAP, recognition of operating lease costs is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease costs is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating expense on a GAAP basis includes operating lease costs of (i) $19,013 and $39,234 of expense paid in cash for the three and nine months ended March 31, 2023, respectively, and $17,543 and $34,831 of expense paid in cash for three and nine months ended March 31, 2022, respectively, and (ii) a non-cash expense of $11,949 and $24,657 for the three and nine months ended March 31, 2023, respectively, and $11,882 and $23,590 for the three and nine months ended March 31, 2022, respectively.
For the three months ended March 31, 2023, adjusted operating income increased $16,674, or 20%, to $98,128 as compared to the prior year period. For the three months ended March 31, 2023, the increase in adjusted operating income was primarily due to an increase in revenues and to a lesser extent lower selling, general and administrative expenses, partially offset by higher direct operating expenses.
For the nine months ended March 31, 2023, adjusted operating income increased $38,515, or 35%, to $147,504 as compared to the prior year period. For the nine months ended March 31, 2023. The increase in adjusted operating income was primarily due to an increase in revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, available borrowing capacity under our credit facilities, and cash flow from our operations. See Note 11 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2021 Knicks Credit Agreement, the 2021 Rangers Credit Agreement, and the 2021 Rangers NHL Advance Agreement.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, repurchases of shares of the Company’s Class A Common Stock, including $75,000 under the ASR (as defined below), dividends, if declared, and investments.
As of March 31, 2023, we had $65,182 in Cash and cash equivalents. In addition, as of March 31, 2023, the Company’s deferred revenue obligations were $140,430, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites. In addition, the Company’s deferred revenue obligations included $30,000 from the NBA, which the league provided to each team.

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
We believe we have sufficient liquidity, including approximately $65,182 in Cash and cash equivalents as of March 31, 2023, along with $175,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations for the foreseeable future. In addition, on April 28, 2023, the Company made an additional principal repayment of $30,000 under the 2021 Rangers Revolving Credit Facility.
Financing Agreements and Stock Repurchases
See Note 11 and Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Special Dividend and Accelerated Share Repurchase
On October 6, 2022, the Company announced that its Board of Directors declared a one-time cash dividend of $7.00 per share (the “Special Dividend”) payable on October 31, 2022 to shareholders of record on October 17, 2022. During the three and nine months ended March 31, 2023, the Company made payments of $170,824 related to the Special Dividend.
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
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31,
	2023	2022
Net income	$55,122	$22,232
Adjustments to reconcile net income to net cash used in operating activities	34,191	55,511
Changes in working capital assets and liabilities	25,488	(13,510)
Net cash provided by operating activities	114,801	64,233
Net cash used in investing activities	(10,366)	(1,136)
Net cash used in financing activities	(129,618)	(84,978)
Net decrease in cash, cash equivalents and restricted cash	$(25,183)	$(21,881)
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2023 was $114,801 as compared to net cash provided by operating activities in the prior period of $64,233. This was primarily due to the increase in net income adjusted for non-cash items in addition to changes in working capital assets and liabilities. The changes in working capital assets and liabilities were primarily driven by lower Net related party receivables of $45,592 due to the timing of collections related to the Company’s Arena License Agreements and an increase in Deferred revenue of $30,132 due to higher collections of ticket sales. These changes are partially offset by (i) lower Net related party payables of $20,225 due to the timing of payments related to the Company’s Services Agreement and employee matters agreements, (ii) increased Accounts receivable, net of $15,098 primarily due to collections of league related receivables, including escrow and player compensation recoveries, luxury tax, and league distributions related to prior NBA and NHL seasons in the prior year period, and (iii) the timing of collections associated with sponsorship and signage revenue.

Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2023 increased by $9,230 to $10,366 as compared to the prior year period primarily due to higher purchases of equity securities in the current year period as compared to the prior year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2023 increased by $44,640 to $129,618 as compared to the prior year period primarily due to the payment of the Special Dividend and the ASR in the current year period, partially offset by additional net borrowings under the Knicks and the Rangers credit facilities in the current year period as compared to the prior year period.
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
Goodwill
The carrying amount of goodwill as of March 31, 2023 was $226,955. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2023:

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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of March 31, 2023, we had a total of $350 million borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of March 31, 2023 and continuing for a full year would increase interest expense by approximately $3.5 million.

Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that as of March 31, 2023 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The ASR was effected pursuant to the Company’s existing share repurchase authorization and as of March 31, 2023, the Company had approximately $185 million available for repurchases under this existing share repurchase authorization. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
See Note 14 in the Notes to Condensed Consolidated Financial Statements for additional information.
The following table provides information with respect to the Company’s purchase of its Class A Common Stock during the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2023 to January 31, 2023	—	$—	—	$184,639,000
February 1, 2023 to February 28, 2023	67,681	(1)	67,681	184,639,000
March 1, 2023 to March 31, 2023	—	—	—	184,639,000
Total	67,681	(1)	67,681

(1) The ASR concluded pursuant to the terms of the ASR agreement on January 31, 2023, with JP Morgan delivering 67,681 additional shares of Class A Common Stock to the Company on February 2, 2023. The average purchase price per share for shares purchased by the Company pursuant to the ASR was $164.31.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May 2023.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer