Form 10-K
period 2023-06-30
Madison Square Garden Sports Corp.
filed 2023-08-17
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Sports Corp. computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 billion.
Number of shares of common stock outstanding as of July 31, 2023:

Class A Common Stock par value $0.01 per share	—	19,363,843
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2023 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Sports Corp., is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Sports, LLC and its direct and indirect subsidiaries.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All of the outstanding common stock of the Company was distributed to MSG Networks shareholders (the “MSGS Distribution”) on September 30, 2015.
On April 17, 2020 (the “Sphere Distribution Date”), the Company distributed all of the outstanding common stock of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp. and referred to herein as “Sphere Entertainment”) to its stockholders (the “Sphere Distribution”). Prior to the MSGE Distribution (as defined below), Sphere Entertainment owned, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment.
On July 9, 2021, MSG Networks merged with a subsidiary of Sphere Entertainment and became a wholly-owned subsidiary of Sphere Entertainment. Accordingly, agreements between the Company and MSG Networks are now effectively agreements with Sphere Entertainment on a consolidated basis.
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed approximately 67% of the issued and outstanding shares of common stock of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc. and referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”). All agreements between the Company and MSG Entertainment described herein were between the Company and Sphere Entertainment prior to the MSGE Distribution (except agreements entered into after the MSGE Distribution).
Unless the context otherwise requires, all references to MSG Entertainment, Sphere Entertainment and MSG Networks refer to such entity, together with its direct and indirect subsidiaries.
The Company reports on a fiscal year basis ending on June 30th. In this Annual Report on Form 10-K, the years ended on June 30, 2023 and 2022 are referred to as “fiscal year 2023” and “fiscal year 2022,” respectively.
Overview
The Company owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”), also known as The World’s Most Famous Arena. The Company’s other professional franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League (“AHL”) and the Westchester Knicks of the NBA G League (“NBAGL”). Our professional sports franchises are collectively referred to herein as our “sports teams.” In addition, the Company previously owned a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. In April 2023, the Company sold its controlling interest in CLG to Hard Carry Gaming Inc. (“NRG”), a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
Our Strengths
•Iconic sports franchises with renowned brands;
•Enduring and meaningful presence in the New York metropolitan area, the nation’s largest media market;
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
Our Strategy
Our strategy is to leverage the strength and popularity of our professional sports franchises and our unique position in the nation’s largest media market to grow our business and increase the long-term value of our sports assets. Key components of our strategy include:
•Developing championship-caliber teams. Our core goal is to develop and maintain teams that consistently compete for championships. Competitive teams help support and drive revenue streams across the Company during the regular season and, when our teams qualify for the postseason, the Company benefits from incremental home playoff games. The ownership and operation of NBA and NHL development teams — the Westchester Knicks and the Hartford Wolf Pack — as well as the operation of our state-of-the-art professional sports teams performance center, are part of our strategy to develop championship-caliber teams.
•Employ a ticketing policy that gives the Company a direct relationship with our fanbases. Our large and loyal fan bases have placed us among the league leaders in ticket sales as our teams consistently play to at or near capacity crowds at The Garden. Tickets to our sports teams’ home games are sold through membership plans (full season and partial plans); group sales; and single-game tickets, which are purchased on an individual basis (as opposed to third-party sales). We generally review and set the price of our tickets before the start of each team’s season; however, we dynamically price our single-game tickets to better align with fan demand.
•Maximize the value of our exclusive live sports content. With today’s rapidly evolving media landscape, live sports telecasts have become increasingly valuable to distributors and advertisers. In October 2015, the Knicks and the Rangers entered into 20-year local media rights agreements with MSG Networks, creating a significant recurring and growing revenue stream for the Company. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. MSG Networks makes this content available to our fans on its regional sports networks, MSG Network and MSG Sportsnet, and through its direct to consumer and authenticated streaming product, MSG+. In addition, the Company also receives a pro-rata share of fees related to the NBA’s and NHL’s national media rights agreements. The NHL’s U.S. national media rights agreements with The Walt Disney Company and WarnerMedia, LLC will expire following the 2027-28 season. The NHL’s agreement with Rogers Communications (Canada) expires following the 2025-26 season. The NBA’s agreements with The Walt Disney Company and WarnerMedia, LLC expire after the 2024-25 regular season.
•Utilize our unique assets and an integrated approach to drive sponsorship and suite sales. The Company possesses powerful and attractive assets that also benefit from being part of a broader sports, entertainment and media offering as a result of the Company’s various agreements with MSG Entertainment. These agreements enable us to partner with MSG Entertainment and Sphere Entertainment on an integrated approach to marketing partnerships and corporate hospitality solutions to drive sponsorship, signage and suite sales. For example:
◦Our assets are highly sought after by companies that value the popularity of our sports franchises, the demographic makeup of our fans, and our unique position in the New York market. The attractiveness of our assets is further strengthened by the Sponsorship Sales and Service Representation Agreements and Arena License Agreements with MSG Entertainment, which create compelling, broad-based marketing platforms by combining our professional sports brands and MSG Entertainment’s live entertainment assets and Sphere Entertainment’s media assets. This integrated approach to marketing partnerships — which delivers unrivaled sports, entertainment and media exposure in the New York market — has already attracted world-class partners such as JPMorgan Chase, Anheuser-Busch, BetMGM, Caesars Sportsbook, Delta Air Lines, HUB International, Infosys, Kia, Benjamin Moore, Lexus, PepsiCo, Spectrum, Ticketmaster, MSC Cruises and Verizon, among others.
◦Our Arena License Agreements with MSG Entertainment enable MSG Entertainment to offer corporate hospitality solutions that bring together our live sporting events with MSG Entertainment’s live entertainment offerings and provide for the sharing of revenues from such offerings. For example, The Garden offers a variety of suite and club products, including 21 Event Level suites, 58 Lexus Level suites, 18 Infosys Level suites, the Caesars Sportsbook Lounge, Suite Sixteen and the Loft Club. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers, with the majority being multi-year agreements, most of which have annual escalators. We believe the unique combination of our live sporting events and MSG Entertainment’s live entertainment offerings, along with the continued importance of corporate hospitality to our guests, positions us well to continue to grow this area of the business.
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
Our Business
Our Sports Franchises
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, some of the greatest athletes to ever play the game and a large and passionate global fan base. As the Knicks head into the 2023-24 season, the team is coming off of a first round playoff series win and trip to the Eastern Conference Semifinals and has a number of draft picks over the next several years, which may be used to add new players or as trade assets.
New York Rangers
The Rangers hockey club is one of the NHL’s “Original Six” franchises. Heading into its 97th season, the Rangers are a storied franchise and one of the league’s marquee teams, with four Stanley Cup Championships and one of the most passionate, loyal and enthusiastic fan bases. The Rangers qualified for the Stanley Cup Playoffs for the second consecutive season in 2022-23 after winning 47 games in the regular season.
Westchester Knicks
The Westchester Knicks serve as the exclusive NBA G League affiliate of the Knicks. The Westchester Knicks support the development and injury rehabilitation of Knicks players through varied assignments.
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
Arena License Agreements
Madison Square Garden, the World’s Most Famous Arena, is the home for the Knicks and the Rangers pursuant to Arena License Agreements with MSG Entertainment. The Arena License Agreements provide revenue opportunities through the sharing of certain suites and clubs, sponsorship and signage, food and beverage, merchandise and sales arrangements with MSG Entertainment. The Arena License Agreements have a term of 35 years. See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information.
Our Professional Sports Teams Performance Center
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
The Role of the Leagues in Our Operations
As franchises in professional sports leagues, our teams are members of their respective leagues and, as such, are subject to certain rules, regulations and limitations on the control and management of their affairs. The respective league constitutions of our sports teams, under which each league is operated, together with the collective bargaining agreements (each, a “CBA”) that each of the NBA and NHL has signed with its players’ association, contain numerous provisions that, as a practical matter, could impact the manner in which we operate our business. In addition, under the respective league constitutions of our sports teams, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other sports teams in the league, may be empowered in certain circumstances to take certain actions believed to be in the best interests of the league, whether or not such actions would benefit our sports teams and whether or not we consent or object to those actions.
While the precise rights and obligations of member teams vary from league to league, the leagues have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including, for example, preseason and playoff schedules; the number of games in a playing season; the operating territories of the member teams; local, national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchises and their affiliates; and labor relations with the players’ associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Expenses.” From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
Media Rights
We generally license the local media rights for our sports teams’ home and away games. The Knicks and the Rangers are party to media rights agreements with MSG Networks covering the local telecast and radio rights for the Knicks and the Rangers. Each agreement has a remaining term of approximately 12 years.
Our Community
The Company has a long history of leveraging the power of its brands to benefit communities across the tri-state area.
The Company’s 2022 Corporate Social Responsibility Report can be found on our website under “Our Community”. As part of our company-wide philanthropic efforts, the Knicks and the Rangers both run large community-based youth sports programs — Jr. Knicks and Jr. Rangers — focused on eliminating barriers and creating more inclusive opportunities for all kids to enjoy basketball and hockey. Over 428,000 tri-state area youth participated in these programs in fiscal year 2023. The Company is also dedicated to affecting positive change through other social impact and cause-related initiatives including philanthropic food and other in-kind donations.
Garden of Dreams Foundation
The centerpiece of the Company’s philanthropy is the Garden of Dreams Foundation (“GDF”), a non-profit organization that assists young people in need. Since it was established in 2006, the Garden of Dreams Foundation has donated nearly $75 million in grants and other donations, impacting more than 425,000 young people and their families. GDF focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. In partnership with the Company, MSG Entertainment and Sphere Entertainment, GDF provides young people in our communities with access to educational and skills opportunities, mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. Each year, as part of its Season of Giving, GDF partners with the Knicks, Rangers and MSG Entertainment’s Radio City Rockettes on a wide range of charitable programs. GDF further supports its mission by providing a core group of non-profit partners with critical funding to support their long-term success.
Supplier Diversity
We are committed to fostering an inclusive environment across all areas of our business. In partnership with MSG Entertainment and Sphere Entertainment, our Business and Supplier Diversity Program seeks to strengthen relationships with diverse suppliers of goods and services and provide opportunities to do business with each of the three companies. See “Human Capital Resources —Diversity and Inclusion.”

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
The professional sports leagues in which we operate, primarily the NBA and NHL, have the right under certain circumstances to regulate important aspects of our business, including, without limitation, our team-related online and mobile businesses. See “Item 1A. Risk Factors — Sports Business Risks — The Actions of the NBA and NHL May Have a Material Negative Effect on Our Business and Results of Operations.”
Our business is also subject to certain regulations applicable to our Internet websites and mobile applications, including data privacy laws in various jurisdictions. These include, but are not limited to, the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (the “CPRA”). These laws obligate us to comply with certain consumer and employee rights concerning data we may collect about these individuals. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications is subject to a range of other federal, state and local laws, such as accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our websites seeks to collect information from children under 13 years of age or is intended primarily for children under 13 years of age, it is also subject to the Children’s Online Privacy Protection Act, which places restrictions on websites’ and online services’ collection and use of personally identifiable information from children under 13 years of age without prior parental consent. Our business is also subject to a variety of laws and regulations, including working conditions, labor, immigration and employment laws and health, safety and sanitation requirements. See “Item 1A. Risk Factors “— Operational Risks — We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
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
As a result of the large number of options available, we face strong competition for the New York area sports fan base. We must compete with these other sporting events in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games and the prices we charge. In addition, for fans who prefer the unique experience of NHL hockey, we must compete with the Islanders and Devils as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with the Nets as well as, in varying respects and degrees, with other NBA teams and the NBA itself. In addition, we also compete to varying degrees with other productions and live entertainment events for advertising and sponsorship dollars.
The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our sports teams and general economic and health and safety conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets and premium hospitality, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year.

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
Diversity and Inclusion (“D&I”)
We aim to create an employee experience that fosters the Company’s culture of respect and inclusion. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. Together with MSG Entertainment and Sphere Entertainment, we have furthered these objectives under our expanded Talent Management, Diversity and Inclusion function, including:
Workforce: Embedding Diversity and Inclusion through Talent Actions
•Created a common definition of “potential” and an objective potential assessment to de-bias talent review conversations so employees have an opportunity to learn, grow, and thrive. Implemented quarterly performance and career conversations to facilitate regular conversations between managers and employees about goals, career growth and productivity.
•Integrated D&I best practices into our performance management and learning and development strategies with the goal of driving more equitable outcomes.
•Developed an Emerging Talent List to expand our talent pool to better identify and develop high performing diverse talent for expanded roles and promotion opportunities.
Workplace: Building an Inclusive and Accessible Community
•Redoubled our efforts with the MSG Diversity & Inclusion Heritage Month enterprise calendar to acknowledge and celebrate culturally relevant days and months of recognition, anchored by our six employee resource groups (“ERGs”): Asian Americans and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women. Increased combined ERG involvement from 622 members in fiscal year 2022 to 1120 members in fiscal year 2023 (an increase of 80.1%), which includes employees from the Company, MSG Entertainment and Sphere Entertainment.
•Revamped our Conscious Inclusion Awareness Experience, a training program, and created two required educational modules focused on unconscious bias and conscious inclusion within our learning management system. As of June 30, 2023, over 90% of employees across the Company, MSG Entertainment and Sphere Entertainment have completed both required trainings either through the e-modules or through live training sessions.
•Broadened our LGBTQ+ inclusivity strategy by launching new gender pronoun feature within the employee intranet platform, hosted live allyship and inclusivity trainings, and launched toolkit resources for employees to learn and develop. Together with the PRIDE ERG, marched in the 2022 and 2023 NYC Pride Parades. Hosted a community conversations series focused on “Finding Your Voice as an LGBTQ+ Professional” with a prominent LGBTQ+ elected official and employees of the Company, MSG Entertainment and Sphere Entertainment.
Community: Bridging the Divide through Expansion to Diverse Stakeholders
•Focused on connecting with minority-owned businesses to increase the diversity of our vendors and suppliers by leveraging ERGs and our community, which creates revenue generating opportunities for diverse suppliers to promote their businesses and products. In fiscal year 2023, the Company and Sphere Entertainment hosted a multi-city holiday market event featuring twenty underrepresented businesses in New York City and Burbank.
•Invested in an external facing supplier diversity portal on our website, which launched in fiscal year 2023. The portal is intended to expand opportunities for the Company, MSG Entertainment and Sphere Entertainment to do business with diverse suppliers, including minority-, women-, LGBTQ+- and veteran-owned businesses.
•Strengthened our commitment to higher education institutions to increase campus recruitment pipelines. In partnership with the Knicks and our social impact team, we hosted the 2nd Annual Historically Black Colleges and Universities (“HBCU”) Night highlighting the important contributions of these institutions and awarded a $60,000 scholarship to a New York City high school student. Additionally, we welcomed two NBA HBCU Fellows in the Company’s Business

Operations Department covering marketing strategy, ticketing revenue strategy, and basketball operations through the NBA’s HBCU Fellows Program.
Talent
As of June 30, 2023, we had approximately 558 full-time union and non-union employees and 404 part-time union and non-union employees.
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
In addition, approximately 11.3% of our employees were represented by unions as of June 30, 2023, most of whom are our players. There are no union employees subject to CBAs that expired as of June 30, 2023 and no union employees subject to CBAs that will expire by June 30, 2024.
Labor relations in general and in the sports industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. The NBA players and the NHL players are covered by CBAs between the National Basketball Players Association (“NBPA”) and the NBA and between the NHL Players’ Association (“NHLPA”) and the NHL, respectively. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. On June 30, 2011, the prior CBA between the NBA and NBPA expired and there was a work stoppage for approximately five months until a new CBA was entered into in December 2011. On April 26, 2023, the NBA and the NBPA announced that a new seven-year CBA had been ratified by the NBA Board of Governors and the NBA players. This current NBA CBA expires after the 2029-30 season, but each of the NBA and the NBPA has the right to terminate the CBA effective following the 2028-29 season. On September 15, 2012, the prior CBA between the NHL and NHLPA expired and there was a work stoppage for approximately four months until a new CBA was entered into in January 2013. The current NHL CBA expires after the 2025-26 season (with the possibility of a one-year extension in certain circumstances). The NBA and NHL playoff games for the 2019-20 seasons experienced postponements due to player, team and/or league protests and decisions.
See “Item 1A. Risk Factors — Economic and Business Relationship Risks — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”

Financial Information about Geographic Areas
Substantially all of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Available Information
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
Investor Relations can be contacted at Madison Square Garden Sports Corp., Two Penn Plaza, New York, New York 10121, Attn: Investor Relations, telephone: 212-631-5422, e-mail: investor@msgsports.com. We use our website (www.msgsports.com) and our LinkedIn account (https://www.linkedin.com/company/msg-sports/), as well as other social media channels, to disclose public information to investors, the media and others.
Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in MSG Sports to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors
Sports Business Risks
Our Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our Knicks and Rangers and other sports franchises compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, streaming devices and applications and other alternative sources. For example, our sports teams compete for attendance, viewership and advertising with a wide range of alternatives available in the New York City metropolitan area. During some or all of the basketball and hockey seasons, our sports teams face competition, in varying respects and degrees, from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets), professional soccer (including the New York Red Bulls and the New York City Football Club), collegiate sporting events, such as the Big East basketball tournament, other sporting events, including those held by MSG Entertainment, and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other NHL hockey teams located in the New York City metropolitan area (the Islanders and the Devils) as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with another NBA team located in the New York City metropolitan area (the Nets) as well as, in varying respects and degrees, with other NBA teams and the NBA itself.
As a result of the large number of options available, we face strong competition for the New York City metropolitan area sports fan base. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than us, and as a consequence, our business and results of operations may be materially negatively affected.
The success of our business is largely dependent on our ability to attract strong attendance to our professional sports franchises’ home games at The Garden. Our business also competes, in certain respects and to varying degrees, with other leisure-time activities and entertainment options in the New York City metropolitan area, such as television, motion pictures, concerts, music festivals and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment.
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
Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and the Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and the Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. In addition, the popularity of our sports teams can impact television ratings, which could affect the long-term value of the media rights for the Knicks and/or the Rangers. Furthermore, success in the regular season may qualify one or both of our sports teams for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our sports teams and, more importantly, by generating increased excitement and interest in our sports teams, which can help drive a number of our revenue streams, including by improving attendance and sponsorships, in subsequent seasons. Our teams qualified for the post-seasons during their respective 2022-23 seasons. In addition, league, team and/or player actions or inactions, including protests, may impact the popularity of the Knicks, the Rangers or the leagues in which they play. There can be no assurance that any of our sports teams, including the Knicks and the Rangers, will maintain continued popularity or compete in post-season play in the future.

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
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase in the future. Although CBAs between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. In addition, both of the NBA and NHL CBAs include salary floors, which limit our ability to decrease costs below a certain amount. Future CBAs may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we have paid the NBA a luxury tax in the past and we may also be obligated to pay the NBA a luxury tax in future years, the calculation of which is determined by a formula based on the aggregate salaries paid to our Knicks players. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Expenses — Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax.”
We have incurred, and may incur in the future, significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. See “— Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.” These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals may be paid over their remaining contract terms. These expenses add to the volatility of our results.
The Actions of the NBA and NHL May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the NBAGL) and the NHL (including the AHL) have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective leagues, which may not necessarily be consistent with maximizing our results of operations and which could affect our sports teams in ways that are different than the impact on other sports teams. Decisions by the NBA or the NHL could have a material negative effect on our business and results of operations. For example, failure to follow rules and regulations of the NBA or NHL has in the past and may in the future result in loss of draft picks, fines or other actions by the leagues.
From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights examples of areas in which decisions of the NBA and the NHL could materially affect our business.
•The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the local, national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our sports teams and the leagues, and the Internet and mobile-based activities of our sports teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew or replace these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. We receive significant revenues from MSG Networks for the right to telecast games of the Knicks and the Rangers. Changes to league rules, regulations and/or agreements, including changes to league schedules and national and international media rights, have in the past and could in the future impact the availability of games covered by our local media rights and negatively affect the rights fees we receive from MSG Networks and our business and results of operations.
•The NBA and NHL impose certain rules that define, under certain circumstances, the territories in which our sports teams operate, including the markets in which our games may be telecast. The sports leagues have also asserted control over other important decisions, such as the length and format of, and the number of games in, the playing season, preseason and playoff schedules, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, luxury taxes and revenue sharing. Changes to these rules could have a material negative effect on our business and results of operations. For example, we were subject to the leagues’ decisions with respect to the 2019-20, 2020-21 and 2021-22 seasons as a result of the COVID-19 pandemic and player, team and/or league protests and actions. See “— Economic and Business Relationship Risks —Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
•The NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2023, the Knicks and the Rangers recorded approximately $62.5 million in estimated revenue sharing expenses, net of escrow. The actual amounts for the 2022-23 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
•The NBA and the NHL impose certain restrictions on the ability of owners to undertake certain types of transactions in respect of teams, including a change in ownership and team relocation. The NBA and NHL have also imposed significant restrictions on amounts of financing and/or certain types of financings and the rights of those financing providers. See “Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Financing Agreements and Stock Repurchases” and Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interest of the Company and its stockholders if we were unable to obtain any required league approvals in a timely manner or at all.
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
•Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to our teams and their personnel, and/or the Company as a whole, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means. It is possible that any such changes could materially negatively affect our business and results of operations to the extent they are ultimately determined to bind our teams. The commissioners of each of the NBA and NHL assert significant authority to take certain actions on behalf of their respective leagues under certain circumstances. Decisions by the commissioners of the NBA and the NHL, including on the matters described above, may materially negatively affect our business and results of operations. The leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself. See “Economic and Business Relationship Risks — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may be substantially impacted by serious and/or untimely injuries to or illness of key players. Even if we take health and safety precautions and comply with government protocols, our players may nevertheless contract serious illness, such as COVID-19 and, as a result, our ability to participate in games may be substantially impacted. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We maintain insurance policies to mitigate some of the risk of paying certain player salaries in the event of a player’s death or disability. In the event of injuries sustained resulting in lost services (as defined in the applicable insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in every circumstance or on terms that are commercially feasible and such insurance may contain significant dollar limits and/or exclusions from coverage for pre-existing medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
In the absence of disability insurance, we have in the past and may in the future be obligated to pay all of an injured player’s salary. In addition, player disability insurance policies do not cover any NBA luxury tax that we may be required to pay under the NBA CBA. For purposes of determining NBA luxury tax under the NBA CBA, salary payable to an injured player is included in team salary for at least one year and until other conditions are satisfied. Replacement of an injured player may result in an increase in our salary and NBA luxury tax expenses.
Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response, and a Resurgence of the Pandemic or Another Pandemic or Other Public Health Emergency Could Adversely Affect Our Business and Results of Operations.
The Company’s operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and the NBA and NHL. For example, in March 2020 the NBA and NHL suspended their 2019-20 seasons due to COVID-19, and as a result, virtually all of our business operations were suspended. In addition, the start of the 2020-21 NBA and NHL regular seasons were delayed, and the Knicks and the Rangers played 10 and 26 fewer games, respectively, than their traditional regular season schedules. The Company’s operations and operating results were also impacted by government-mandated assembly restrictions during fiscal year 2021 and temporary declines in attendance due to ongoing reduced tourism levels as well as an increase in COVID-19 cases during certain months during fiscal year 2022.
It is unclear to what extent COVID-19, including variants thereof, or another pandemic or public health emergency, could result in renewed governmental and/or league restrictions on attendance or otherwise impact attendance of games at The Garden, demand for our sponsorship, tickets and other premium inventory or otherwise impact the Company’s operations and operating results. If, due to a resurgence in COVID-19 or another pandemic or public health emergency, the NBA and the NHL do not play a minimum number of games required under the league-wide media rights agreements or the Knicks or the Rangers do not make available to MSG Networks the number of games during the season required under the local media rights agreements, the amounts of revenues we earn could be substantially reduced depending upon the number of games not played or not made available to MSG Networks and an event of default may occur under the Knicks and the Rangers credit agreements.
Our business is also particularly sensitive to discretionary business and consumer spending. A pandemic such as COVID-19, or the fear of a new pandemic or public health emergency, has in the past and could in the future impede economic activity in impacted regions or globally over the long-term, leading to a decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on our business. To the extent a pandemic or other public health emergency adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness. See “— Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business” and “— Economic and Business Relationship Risks — We Do Not Own The Garden and Our Failure to Renew the Arena License Agreements or MSG Entertainment’s Failure to Operate The Garden in Compliance with the Arena License Agreements or Extensive Governmental Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”

Economic and Business Relationship Risks
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
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may lead to reductions in, among other things, corporate sponsorship and advertising and decreases in attendance at live sports events, demand for suite licenses and food and beverage and merchandise sales, some of which we have experienced in the past and may experience in the future. In addition, inflation, which has significantly risen, has increased and may continue to increase operational costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, disruptions to financial markets, inflation, recession, high unemployment, reduced tourism and other geopolitical events, including any prolonged effects caused by the COVID-19 or other similar outbreak, and the resulting negative effects on consumers’ and businesses’ discretionary spending have in the past materially negatively affected, and may in the future materially negatively affect our business and results of operations.
Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.
Our subsidiaries have incurred substantial indebtedness. New York Knicks, LLC and New York Rangers, LLC, which own the assets of the Knicks and the Rangers franchises, respectively, have entered into revolving credit facilities. As of June 30, 2023, the outstanding balance under the 2021 Knicks Revolving Credit Facility (as defined below) was $235 million and the outstanding balance under the 2021 Rangers Revolving Credit Facility (as defined below) was $60 million. Both credit facilities expire in December 2026. New York Rangers, LLC also received a $30 million advance from the NHL, which is payable upon demand by the NHL. As of June 30, 2023, the outstanding balance of the advance was $30 million.
Our ability to make payments on, or repay or refinance, such indebtedness, and to fund our operations, depends largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. See “— We May Require Financing to Fund Our Ongoing Operations, the Availability of Which is Highly Uncertain.”
Furthermore, our interest expense could also increase if interest rates increase (including in connection with rising inflation) as our indebtedness bears interest at floating rates (or to the extent we have to refinance existing debt with higher cost debt), causing our interest expense to be substantial relative to our revenues and cash outflows.
The 2021 Knicks Revolving Credit Facility includes covenants and events of default that may be implicated by a shortfall in the amount of national media rights revenue received by the Knicks. The 2021 Rangers Revolving Credit Facility includes covenants and events of default that may be implicated by a shortfall in the amount of national and local media rights revenue received by the Rangers. If, the NBA and/or NHL 2023-24 seasons are delayed, shortened, suspended or cancelled, the Knicks or the Rangers may be required, absent a cure or waiver, to repay certain amounts borrowed under the revolving credit facilities. If we are unable to repay such amounts due to liquidity constraints, we may need to pursue other sources of financing, including through issuances of equity and/or asset sales.
We Have Incurred Substantial Operating Losses, Adjusted Operating Losses and Negative Cash Flow and There is No Assurance We Will Have Operating Income, Adjusted Operating Income or Positive Cash Flow in the Future.
We incurred an operating loss of approximately $78 million in fiscal year 2021. In addition, we have, in prior periods, incurred adjusted operating losses and negative cash flow and there is no assurance that we will have operating income, adjusted operating income or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses will likely be considered by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”

We Do Not Own The Garden and Our Failure to Renew the Arena License Agreements or MSG Entertainment’s Failure to Operate The Garden in Compliance with the Arena License Agreements or Extensive Governmental Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
The Knicks and the Rangers play their home games at The Garden pursuant to the Arena License Agreements with MSG Entertainment, which owns and operates The Garden. Our Arena License Agreements for The Garden expire in 2055. If we are unable to renew the Arena License Agreements on economically attractive terms, our business could be materially negatively affected. The Arena License Agreements require that MSG Entertainment must operate The Garden in a first-class manner. If MSG Entertainment were to breach or become unable to satisfy this obligation under the Arena License Agreements, we could suffer operational difficulties and/or significant losses. See “— We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements.”
In addition, MSG Entertainment is subject to federal, state and local regulations relating to the operation of The Garden. For example, The Garden holds a liquor license to sell alcoholic beverages at concession stands in The Garden. Failure by MSG Entertainment to retain, or the suspension of, the liquor license could interrupt or terminate the ability to serve alcoholic beverages at The Garden and may have a negative effect on our business and our results of operations.
The Garden is subject to zoning and building regulations, including a zoning special permit. The original permit was granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years (while MSG Entertainment’s current application for renewal of the zoning special permit remains pending, we and MSG Entertainment have been advised that MSG Entertainment can continue to use and operate The Garden as normal until the renewal review process concludes). Relevant rail agencies are considering proposals to redevelop Penn Station, which proposed redevelopment would impact The Garden, which sits atop Penn Station. Certain government officials and special interest groups have used and may continue to use the renewal process for the zoning special permit to pressure MSG Entertainment to contribute to the redevelopment of Penn Station, relocate The Garden or sell all or portions of The Garden complex. For example, in June 2023 the New York Metropolitan Transportation Authority, New Jersey Transit and Amtrak, which operate commuter rail services from Penn Station, issued a compatibility report asserting that The Garden imposes severe constraints on Penn Station that restrict efforts to make its desired improvements. There can be no assurance regarding the future renewal of the permit or the terms thereof, and the failure to obtain such renewal or to do so on favorable terms could have a material negative effect on our business.
In addition, The Garden is, and will in the future continue to be, subject to a variety of other laws and regulations, including environmental, working conditions, labor, immigration and employment laws, and health, safety and sanitation requirements. For example, governmental regulations adopted in the wake of the COVID-19 pandemic impacted the permitted occupancy of The Garden for games of the Knicks and the Rangers and the manner in which we use or maintain The Garden on game days during the 2019-20 and 2020-21 seasons, which impacted the revenue we derive from games and the expenses that we incur on game days.
MSG Entertainment’s failure to comply with governmental laws and regulations applicable to the operation of The Garden, or to maintain necessary permits or licenses, could have a material negative effect on our business and results of operations.
A Change to or Withdrawal of a New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. The Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2023, the tax exemption was $42.4 million. From time to time there have been calls to repeal or amend the tax exemption. For example, in January 2023, a number of elected representatives from New York issued a public letter and in July 2023, the New York City Independent Budget Office issued a public report, in each case noting the tax exemption status should be reexamined. Any repeal of the tax exemption status would require legislative action by the New York State legislature.
Under the Arena License Agreements with subsidiaries of MSG Entertainment, pursuant to which the Knicks and the Rangers play their home games at The Garden, the teams are responsible for 100% of any real estate or similar taxes applicable to The Garden.
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
We May Require Financing to Fund Our Ongoing Operations, the Availability of Which is Highly Uncertain.
We may require financing to fund our ongoing operations or otherwise engage in transactions that depend on our ability to obtain financing. The public and private capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers. For example, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.
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
Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Labor difficulties may include players’ strikes or protests or management lockouts. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. For example, the NHL has experienced lockouts in the past that resulted in a regular season being shortened and the cancellation of the entire season, with a more recent lockout during the 2012-13 NHL season, which resulted in a regular season that was shortened from 82 to 48 games. The current NHL CBA expires on September 15, 2026 (with the possibility of a one-year extension in certain circumstances). The NBA has also experienced lockouts in the past that resulted in regular seasons being shortened, with a most recent lockout during the 2011-12 season, which resulted in a regular season that was shortened from 82 games to 66 games. The current NBA CBA expires after the 2029-30 season, but each of the NBA and NBPA has the right to terminate the CBA effective following the 2028-29 season. Any labor disputes, such as players’ strikes, protests or lockouts, with the unions with which we have CBAs have in the past had and could in the future have a material negative effect on our business and results of operations.
MSG Entertainment provides certain services to us through various commercial agreements, including day-of-game services. These services are provided by MSG Entertainment employees that are subject to CBAs. Any labor disputes, such as strikes or lockouts, with the unions with which MSG Entertainment has CBAs could impact staffing on Knicks and Rangers game days. In addition, we and MSG Entertainment have in the past faced difficulty in maintaining staffing on Knicks and Rangers game days and have been operating in an increasingly competitive labor market. If we and/or MSG Entertainment are unable to attract and retain qualified people or to do so on reasonable terms, or if game day staffing is impacted due to a labor dispute, we could suffer operational difficulties and the fan experience at Knicks and Rangers games may be adversely impacted. Competition for qualified employees has required higher wages, which has resulted in higher labor costs. If wages and labor costs increase further, this could have an adverse effect on our business and results of operations. See “— We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements.”
We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements.
We have various agreements with MSG Entertainment, which include arena license agreements, sponsorship sales and service representation agreements, a team sponsorship allocation agreement, a group ticket sales agreement, and a single night rental commission agreement. These agreements provide for a number of ongoing commercial relationships, including our use of The Garden and the allocation of certain revenues and expenses from games played by our sports teams at The Garden. In addition, we also have a services agreement and sublease agreement. The services agreement provides certain business services to the Company, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit functions. The services agreement and certain of the commercial arrangements are subject to potential termination by MSG Entertainment in the event MSG Entertainment and the Company are no longer affiliates.
We have various agreements with Sphere Entertainment, which include local media rights agreements with MSG Networks (a wholly owned subsidiary of Sphere Entertainment) which provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. These media rights agreements provide a significant recurring and growing revenue stream for the Company. In recent years, certain regional sports networks have experienced financial difficulties. For example, Diamond Sports Group, an unconsolidated subsidiary of Sinclair Broadcasting Group Inc., which licenses and distributes sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code in March 2023. If MSG Networks were to experience financial difficulties,

MSG Networks may be unable or unwilling to fulfill its contractual obligations under the media rights agreements and regional broadcasting of Knicks and Rangers games may be interrupted, any of which could have a material negative effect on our business and results of operations. In addition, in connection with the Sphere Distribution, we agreed to provide Sphere Entertainment with indemnities with respect to liabilities arising out of our businesses and Sphere Entertainment agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to Sphere Entertainment.
The Company and its affiliated entities each rely on the other to perform its respective obligations under these agreements. If one of the affiliated entities were to breach, become unable to satisfy their material obligations under these agreements because of financial difficulties, ongoing labor market disruptions or otherwise, fail to satisfy their indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.
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
The success of our business is dependent upon the willingness and ability of patrons to attend our games. The Garden, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism or other actions that discourage attendance. Any such activity or threatened activity at or near The Garden or other similar venues in other locations could result in reduced attendance at our games and, more generally, have a material negative effect on our business and results of operations. Similarly, a major epidemic or pandemic, or the threat of such an event, has in the past materially affected, and could in the future materially adversely affect attendance at our games or, depending on its severity, halt our operations entirely. See “— Sports Business Risks — Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response, and a Resurgence of the Pandemic or Another Pandemic or Other Public Health Emergency Could Adversely Affect Our Business and Results of Operations.” Moreover, the costs of protecting against such incidents could reduce the profitability of our operations. In addition, such events or the threat of such events may harm our or our affiliates’ ability to obtain or renew insurance coverage on favorable terms or at all.

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
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and a number of other states including Virginia, Colorado, Utah and Connecticut have also passed similar laws, and various additional states may do so in the near future. Additionally, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business.
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
Our business was also materially impacted by government actions taken in response to the COVID-19 pandemic, and could be materially impacted by government actions in response to a pandemic or other public health emergency in the future. See “— Sports Business Risks — Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response, and a Resurgence of the Pandemic or Another Pandemic or Other Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”
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
We collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites or mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners and employees, independent contractors and vendors, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit customer, sponsor, partner, Company, employee and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. Such compromise could affect the security of information on our network, or that of a third-party service provider, including MSG Entertainment to which we outsource information technology services, including technology relating to season ticket holders and purchases of individual game tickets, and certain payment processing. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of the Company’s pre-Sphere Distribution venues, including its New York venues and The Chicago Theatre, was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. As a result of any of these actions, such sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent. See “— Economic and Business Relationship Risks— We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements.” for a discussion of services MSG Entertainment performs on our behalf. The Company also continues to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. The Company may be required to incur significant expenses in order to address any actual or potential security incidents that arise, and we may not have insurance coverage for all such expenses.
If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA which took effect in January 2023. A number of other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
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
The Unavailability of Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of the arrangements for these systems may not be covered by long-term agreements. System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of our own websites and other computer systems and of affiliate and third-party software, computer networks, apps and other communications systems service providers on which we rely may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions, such as hacking or acts of terrorism or war, or human error. See also “— Economic and Business Relationship Risks — We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements.” for a discussion of services MSG Entertainment performs on our behalf.
While we have backup systems and offsite data centers for certain aspects of our operations, disaster recovery planning by its nature cannot be for all eventualities. In addition, we may not have adequate insurance coverage to compensate for any or all losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties have in the past and may in the future assert against us alleged intellectual property (e.g., copyright, trademark and patent) or other claims relating to our technologies or other material, some of which may be material to our business. Any such claims, regardless of their merit, could cause us to incur significant costs that could harm our results of operations. These claims may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
There Is a Risk of Personal Injuries and Accidents at The Garden, Which Could Subject Us to Personal Injury or Other Claims; We are Subject to the Risk of Adverse Outcomes or Negative Publicity in Other Types of Litigation.
There are inherent risks associated with having customers attend our teams’ games. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which could subject us to claims and liabilities.
These risks may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. Incidents in connection with one of our games or an event hosted by MSG Entertainment at The Garden could also reduce attendance at our other games, and may have a negative impact on our revenue and results of operations. Under the Arena License Agreements, MSG Entertainment and the Company have reciprocal indemnity obligations to each other in connection with their respective acts or omissions in or about The Garden during the home games of the Knicks and the Rangers. We, the NBA, and the NHL maintain insurance policies that provide coverage for incidents in the ordinary course of business, but there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances.
From time to time, the Company, its subsidiaries and/or our affiliates are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, other private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. In addition, publicity from these matters could negatively impact our business or reputation, regardless of the accuracy of such publicity. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage or be subject to other forms of non-monetary relief which may adversely affect the Company. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
Corporate Governance Risks
We Could Have Significant Tax Liability as a Result of the Sphere Distribution.
We have obtained an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the Sphere Distribution qualifies as a tax-free distribution under the Internal Revenue Code. The opinion is not binding on the Internal Revenue Service (the “IRS”) or the courts. The opinion relies on factual representations and reasonable assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion.
If the Sphere Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the Sphere Entertainment common stock in a taxable sale for its fair value. Sphere Entertainment stockholders would be subject to tax as if they had received a distribution equal to the fair value of Sphere Entertainment common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of our earnings and profits, then as a non-taxable return of capital to the extent of each holder’s tax basis in its Sphere Entertainment common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG Sphere stockholders and us would be substantial.
We May Have a Significant Indemnity Obligation to Sphere Entertainment if the Sphere Distribution Is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with Sphere Entertainment which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Sphere Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify Sphere Entertainment for losses and taxes of Sphere Entertainment resulting from our breach of certain covenants and for certain taxable gain recognized by MSG Sphere, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify Sphere Entertainment under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could adversely affect our financial position.
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
As of July 31, 2023, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 3.3% of our outstanding Class A Common Stock and approximately 71.0% of the total voting power of all our outstanding common stock (in each case, inclusive of options exercisable and RSUs vesting within 60 days of July 31, 2023). The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock (“Excluded Trust”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
The Dolan Family Group is able to prevent a change in control of the Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group. The Dolan Family Group, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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
The Dolan Family Group also controls MSG Entertainment, Sphere Entertainment and AMC Networks Inc. (“AMC Networks”).
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
The Company is the owner of professional sports franchises in the NBA and NHL. As a result, transfers and ownership of our common stock are subject to certain restrictions under the governing documents of the NBA and NHL as well as the Company’s consent and other agreements with the NBA and NHL in connection with their approval of the MSGS Distribution and the Sphere Distribution. These restrictions are described under “Description of Capital Stock — Class A Common Stock and Class B Common Stock — Transfer Restrictions” in Exhibit 4.5 to this annual report on Form 10-K. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or NHL as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that, if a transfer of shares of our common stock to a person or the ownership of shares of our common stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of common stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Directors, Officers and Employees with MSG Entertainment, Sphere Entertainment and/or AMC Networks, Which Means Those Officers and Directors Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment and Sphere Entertainment and as Non-Executive Chairman of AMC Networks and our Executive Vice President, David Granville-Smith, also serves as the Executive Vice President of Sphere Entertainment and AMC Networks. Our President and Chief Operating Officer, David Hopkinson, also provides sponsorship-related services to MSG Entertainment, for which the Company is fully reimbursed. In addition, one of our directors, Charles F. Dolan, is the Chairman Emeritus of AMC Networks and a director of MSG Entertainment and Sphere Entertainment. Furthermore, nine members of our Board of Directors (including James L. Dolan and Charles F. Dolan) are also directors of MSG Entertainment, ten members of our Board of Directors (including James L. Dolan and Charles F. Dolan) are also directors of Sphere Entertainment and six members of our Board of Directors (including James L. Dolan and Charles F. Dolan) are also directors of AMC Networks. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Entertainment, Sphere Entertainment and AMC Networks. Further, our Senior Vice President, Associate General Counsel and Secretary, Mark C. Cresitello, also serves as Secretary of Sphere Entertainment. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Entertainment, Sphere Entertainment and/or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Entertainment, Sphere Entertainment or AMC Networks and us. In addition, certain of our directors, officers and employees hold MSG Entertainment, Sphere Entertainment and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for the Company and MSG Entertainment, Sphere Entertainment or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Current Report on Form 8-K filed with the SEC on April 15, 2023 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Entertainment, Sphere Entertainment and/or AMC Networks that may arise.
Our Overlapping Directors and Executive Officers with MSG Entertainment, Sphere Entertainment and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Entertainment, Sphere Entertainment and/or AMC Networks and Other Conflicts and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG Entertainment, Sphere Entertainment and/or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities. The Company’s Board of Directors has adopted resolutions putting in place policies and arrangements whereby the Company has renounced its rights to certain business opportunities and no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of MSG Entertainment, Sphere Entertainment and/or AMC Networks and their subsidiaries will be liable to the

Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in such policies) to MSG Entertainment, Sphere Entertainment and/or AMC Networks or any of their subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We license The Garden, which has a maximum capacity of approximately 19,800 seats for New York Knicks games and approximately 18,000 seats for New York Rangers games, from MSG Entertainment in New York City pursuant to the Arena License Agreements.
We own the Madison Square Garden Training Center in Greenburgh, NY with approximately 114,000 square feet of space. In addition, until April 2023 we leased the CLG Performance Center in Los Angeles, CA with approximately 8,000 square feet.
The Company is party to a Sublease Agreement with MSG Entertainment for office space of approximately 47,000 square feet housing the Company’s administrative and executive offices at Two Pennsylvania Plaza in New York City.
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
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from June 30, 2018 through June 30, 2023. The comparison assumes an investment of $100 on June 30, 2018 and reinvestment of dividends. The Sphere Distribution is treated as a reinvestment of a special dividend pursuant to SEC rules. The stock price performance included in this graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
6/30/18
6/30/19
6/30/20
6/30/21
6/30/22
6/30/23
Madison Square Garden Sports Corp.
Russell 3000 Index
Bloomberg Americas Entertainment Index

	6/30/18	6/30/19	6/30/20	6/30/21	6/30/22	6/30/23
Madison Square Garden Company Sports Corp.	$100.00	$90.25	$66.41	$78.02	$68.27	$89.00
Russell 3000 Index	100.00	108.98	116.10	167.37	114.17	171.49
Bloomberg Americas Entertainment Index	100.00	110.35	89.68	206.40	109.09	129.16
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2023, there were 569 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2023, there were 16 holders of record of our Class B Common Stock.

On October 6, 2022, the Company announced that its Board of Directors declared a special cash dividend of $7.00 per share, which was paid on October 31, 2022 to stockholders to record as of October 17, 2022. Any decisions regarding the payment of future dividends on our common stock will be made by our Board of Directors from time to time in accordance with applicable law, and there can be no assurance that dividends will be paid in the future.
Issuer Purchases of Equity Securities
As of June 30, 2023, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended June 30, 2023, the Company did not engage in any share repurchase activity under its share repurchase program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•changes in laws, National Basketball Association (“NBA”)or National Hockey League (“NHL”) rules, regulations, guidelines, bulletins, directives, policies and agreements, including the leagues’ respective collective bargaining agreements (each, a “CBA”) with their players’ associations, salary caps, escrow requirements, revenue sharing, NBA luxury tax thresholds and media rights, or other regulations under which we operate;
•the performance by our affiliates of their obligations under various agreements with the Company, including the potential for financial difficulties that may impact MSG Networks Inc. (“MSG Networks”);
•a resurgence of the COVID-19 pandemic or another pandemic or public health emergency, and our ability to effectively manage the impacts, including labor market disruptions;
•any NBA, NHL or other work stoppage;
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
•the tax-free treatment of the Sphere Distribution (as defined below) and;
•the factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Sphere Distribution
On April 17, 2020 (the “Sphere Distribution Date”), the Company distributed all of the outstanding common stock of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp. and referred to herein as “Sphere Entertainment”) to its stockholders (the “Sphere Distribution”). Prior to the MSGE Distribution (as defined below), Sphere Entertainment owned, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment. Subsequent to the Sphere Distribution, the Company no longer consolidates the financial results of Sphere Entertainment for purposes of its own financial reporting.
After giving effect to the Sphere Distribution, the Company operates and reports financial information in one segment.
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed approximately 67% of the issued and outstanding shares of common stock of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc. and referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”). All agreements between the Company and MSG Entertainment described herein were between the Company and Sphere Entertainment prior to the MSGE Distribution (except agreements entered into after the MSGE Distribution).
Unless the context otherwise requires, all references to MSG Entertainment, Sphere Entertainment and MSG Networks refer to such entity, together with its direct and indirect subsidiaries.
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
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2023 and 2022. For the comparison of our results of operations for the years ended June 30, 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 18, 2022.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2023 and 2022. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2023.
Seasonality of Our Business. This section discusses the seasonal performance of the Company.
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

Business Overview
The Company owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the Knicks of the NBA and the Rangers of the NHL. Both the Knicks and the Rangers play their home games at The Garden. The Company’s other professional sports franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. Our professional sports franchises are collectively referred to herein as “our sports teams.” In addition, the Company previously owned a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. In April 2023, the Company sold its controlling interest in CLG to Hard Carry Gaming Inc. (“NRG”), a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. CLG and the sports teams are collectively referred to herein as the “teams.” The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
Revenue Sources
We earn revenue from several primary sources: ticket sales and a portion of suite rental fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, venue signage and other sponsorships, food and beverage sales at The Garden and merchandising. We also earn substantial fees from MSG Networks for the local media rights to telecast the games of our sports teams. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our sports teams and general economic and health and safety conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets and premium hospitality, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year.
Ticket Sales and Facility and Ticketing Fees
Ticket sales have historically constituted our largest single source of revenue. Tickets to our sports teams’ home games are sold through season tickets (full and partial plans), which are typically held by long-term season ticket members, through group sales, and through single-game tickets, which are purchased by fans either individually or in multi-game packages. We generally review and set the price of our tickets before the start of each team’s season. However, we dynamically price our individual tickets based on opponent, seat location, day of the week and other factors. We do not earn revenue from ticket sales for games played by our teams at their opponents’ arenas.
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
Because suite and club licenses cover both our games and events that MSG Entertainment presents at The Garden, suite and club rental revenue is shared between us and MSG Entertainment under the Arena License Agreements (as defined below). Pursuant to the Arena Licenses Agreements, the Knicks and the Rangers are entitled to 35% and 32.5%, respectively, of the revenues received by MSG Entertainment in connection with suite and club licenses.
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
In addition, we are party to long term leases with MSG Entertainment that end June 30, 2055 that allow the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”). The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ending June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.

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
NBA CBA. On April 26, 2023, the NBA and the National Basketball Players Association (“NBPA”) announced that a new seven-year CBA had been ratified by the NBA Board of Governors and the NBA players. The new NBA CBA expires after the 2029-30 season, but each of the NBA and the NBPA has the right to terminate the CBA effective following the 2028-29 season. The new CBA includes certain changes to certain league rules and regulations, including revised luxury tax rates which will become effective with the 2025-26 season.
The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay any deficiency to the players on its roster) and a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay players more, sometimes substantially more, than the cap).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the NBA CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan (described below) and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. For the 2022-23 and 2021-22 seasons, the Knicks were not a luxury tax payer and we recorded approximately $15,074 and $10,457, respectively, of luxury tax proceeds from tax-paying teams. Tax obligations for years beyond the 2022-23 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses. The revised luxury tax rates will become effective with the 2025-26 season.
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
During the 2020-21 season a new “Ten-and-Spread” escrow system was put in place. Under the Ten-and-Spread system, based upon league-wide revenues, aggregate player compensation will be reduced by up to 10% of each player’s salary. If, for a particular season, compensation reductions in excess of 10% are needed, the excess will be divided by three and recouped via reductions to players’ compensation over the same season, and the subsequent two seasons. The reduction of players’ salary for any one season is capped at 20% and carried over to the subsequent season as additional compensation reductions. Each team is entitled to receive an equal one-thirtieth share of the compensation reductions up to 10% and the excess above 10% is allocated in proportion to each team’s player payroll. This system was in place until the new CBA took effect on July 1, 2023.
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
Our net provisions for revenue sharing, net of escrow, for the year ended June 30, 2023 was approximately $21,458. The actual amounts for the 2022-23 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
NHL CBA. The current NHL CBA expires after the 2025-26 season (with the possibility of a one-year extension in certain circumstances). The NHL CBA provides for a salary floor (i.e., a floor on each team’s aggregate player salaries) and a “hard” salary cap (i.e., teams may not exceed a stated maximum, which is adjusted each season based upon league-wide revenues).

NHL Escrow System/Revenue Sharing. The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the escrow system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams. In addition, the NHL CBA limits the amount of deductions to be withheld from player salaries each year. If annual escrow deductions from player salaries are insufficient to limit league-wide player salaries to 50% of that season’s league-wide revenues, any shortfall will be carried forward to future seasons and remain due from the players to the league.
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game (although this provision was waived for the 2020-21 season); and (c) the remainder from centrally-generated NHL sources. Our net provisions for revenue sharing, net of escrow, for the year ended June 30, 2023 was approximately $41,075. The actual amounts for the 2022-23 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.
Other Team Operating Expenses
Our teams also pay expenses associated with day-to-day operations, including for travel, equipment maintenance and player insurance. Direct variable day-of-event costs incurred at The Garden, such as the costs of front-of-house and back-of-house staff, including electricians, laborers, box office staff, ushers, security, and event production, are charged to the Company.
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
Factors Affecting Operating Results
General
Our operating results are largely dependent on the continued popularity and/or on-court or on-ice competitiveness of our Knicks and Rangers teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was $4,412, and $737 for fiscal years 2023 and 2022, respectively. These expenses add to the volatility of our operating results. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. Our performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — Economic and Business Relationship Risks —Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”

In addition to our future performance being dependent upon the continued popularity and/or on-court or on-ice competitiveness of our Knicks and Rangers teams, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as decrease levels of sponsorship and venue signage revenues. In addition, remote and/or hybrid in-office work arrangements in the New York City metropolitan area resulting from COVID-19 or another pandemic or public health emergency could result in reduced attendance at Knicks and Rangers games.
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
It is unclear to what extent COVID-19, including variants thereof, or another pandemic or public health emergency, could result in renewed governmental and/or league restrictions on attendance or otherwise impact attendance of games at The Garden, demand for our sponsorship, tickets and other premium inventory or otherwise impact the Company’s operations and operating results. Any such impacts could materially adversely impact our business and results of operations.
See “Item 1A. Risk Factors — Sports Business Risks — Our Operations and Operating Results Were Materially Impacted by the COVID-19 Pandemic and Government and League Actions Taken in Response, and a Resurgence of the Pandemic or Another Pandemic or Public Health Emergency Could Adversely Affect Our Business and Results of Operations.”

Results of Operations
Comparison of the Year Ended June 30, 2023 versus the Year Ended June 30, 2022
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2023	2022	Amount	Percentage
Revenues	$887,447	$821,354	$66,093	8%

Direct operating expenses	548,811	500,564	48,247	10%
Selling, general and administrative expenses	249,885	229,668	20,217	9%
Depreciation and amortization	3,577	5,042	(1,465)	(29)%
Operating income	85,174	86,080	(906)	(1)%
Other income (expense):
Interest expense, net	(20,492)	(11,422)	(9,070)	(79)%
Miscellaneous income (expense), net	25,239	(726)	25,965	NM
Income before income taxes	89,921	73,932	15,989	22%
Income tax expense	(44,293)	(25,052)	(19,241)	(77)%
Net income	45,628	48,880	(3,252)	(7)%
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,165)	(2,251)	86	4%
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$47,793	$51,131	$(3,338)	(7)%

NM — Percentage is not meaningful
Revenues
Revenues for the year ended June 30, 2023 increased $66,093, or 8%, to $887,447 as compared to the prior year. The net increase is attributable to the following:

Increase in pre/regular season ticket-related revenues	$33,335
Increase in suite revenues	15,237
Increase in sponsorship and signage revenues	9,545
Increase in revenues from local media rights fees	9,303
Increase in pre/regular season food, beverage and merchandise sales	6,086
Decrease in playoff related revenues	(8,625)
Decrease in revenues from league distributions	(211)
Other net increases	1,423
$66,093
The increase in pre/regular season ticket-related revenues was primarily due to higher average per-game revenue.
The increase in suite revenues was primarily due to higher net sales of suite products.
The increase in sponsorship and signage revenues was primarily due to higher net sales of existing sponsorship and signage inventory and sales of new sponsorship and signage inventory.
The increase in revenues from local media rights fees was primarily due to contractual rate increases.
The increase in pre/regular season food, beverage and merchandise sales was primarily due to higher average Knicks and Rangers per-game revenue and higher online sales of merchandise.

The decrease in playoff related revenues was primarily due to the Rangers playing fewer home playoff games at The Garden as compared to the prior year. The Rangers played ten home playoff games at The Garden in the prior year as the team advanced to the Eastern Conference Finals, resulting in higher per-game revenue in the prior year, as compared to three home playoff games during the current year. This decrease was partially offset by the Knicks playing five home playoff games at The Garden in the current year as the team advanced to the second round of the playoffs as compared to not qualifying for the playoffs in the prior year.
The decrease in revenues from league distributions was primarily due to lower other league distributions, partially offset by increased national media rights fees in the current year.
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
•NBA and NHL revenue sharing (net of escrow and excluding playoffs) and NBA luxury tax receipts;
•Other team operating expenses including variable day-of-event costs, operating costs of the Company’s training center, and league assessments; and
•the cost of merchandise sales.
Direct operating expenses for the year ended June 30, 2023 increased $48,247, or 10%, to $548,811 as compared to the prior year. The net increase is attributable to the following:

Increase in team personnel compensation	$56,040
Increase in other team operating expenses	8,260
Increase in pre/regular season expense associated with merchandise sales	3,743
Increase in net provisions for certain team personnel transactions	2,085
Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	(21,340)
Decrease in playoff related expenses	(541)
$48,247
The increase in team personnel compensation was primarily due to the impact of roster changes for the Knicks and the Rangers.
The increase in other team operating expenses was primarily a result of higher average per-game expenses. Other team operating expenses primarily consists of league assessments and expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel and player insurance.
The increase in pre/regular season expense associated with merchandise sales was primarily related to higher merchandise sales as a result of higher average Knicks and Rangers per-game revenue and higher online sales of merchandise.

Net provisions for certain team personnel transactions were as follows:

	Years Ended June 30,		Increase (Decrease)
	2023	2022
Waivers/contract terminations	$3,269	$731	$2,538
Player trades	1,143	(1,066)	2,209
Season-ending player injuries	—	2,662	(2,662)
Net provisions for certain team personnel transactions	$4,412	$2,327	$2,085
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Years Ended June 30,		Decrease
	2023	2022
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$36,503	$57,843	$(21,340)
The decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax was primarily due to (i) lower provisions for league revenue sharing expense (net of escrow and excluding playoffs) of $12,642, (ii) higher recoveries of NBA luxury tax in the current year, and (iii) the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow and excluding playoffs).
The Knicks were not a luxury tax payer for the 2021-22 or 2022-23 seasons and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams.
The actual amounts for the 2022-23 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, professional fees and costs under the Company’s services agreement with MSG Entertainment, (ii) fees related to the Company’s sponsorship sales and service representation agreements, and (iii) sales and marketing costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.
Selling, general and administrative expenses for the year ended June 30, 2023 increased $20,217, or 9%, to $249,885 as compared to the prior year primarily due to (i) higher employee compensation and related benefits of $10,195, including the net impact of executive management transition costs, (ii) an increase in sales and marketing costs of $5,205, (iii) an increase in professional fees of $2,133, and (iv) higher fees related to the Company’s sponsorship sales and service representation agreements with MSG Entertainment of $1,451, partially offset by lower costs related to the Company’s services agreement with MSG Entertainment of $2,324.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2023 decreased $1,465, or 29%, to $3,577 as compared to the prior year.
Operating income
For the year ended June 30, 2023, operating income decreased $906, or 1%, to $85,174 as compared to the prior year. The decrease in operating income was primarily due to higher direct operating expenses and selling, general and administrative expenses, partially offset by higher revenues and to a lesser extent, lower depreciation and amortization.
Interest expense, net
Net interest expense increased $9,070, or 79%, to $20,492 as compared to the prior year. The increase was primarily due to higher average interest rates in the current year causing increased interest expense under the Knicks and the Rangers revolving credit facilities. The increase was partially offset by (i) higher interest income due to increased interest rates in the current year, (ii) lower average borrowings under the Rangers revolving credit facility in the current year as compared to the prior year, and (iii) the acceleration of previously incurred financing costs that were recognized in the prior year as a result of the Company terminating the 2020 Knicks Holdings Revolving Credit Facility.

Miscellaneous income (expense), net
Miscellaneous income (expense), improved $25,965 as compared to the prior year. The improvement was primarily due to the recognition of unrealized gains related to the Company’s investments in Xtract One common stock and warrants in the current year.
Income taxes
Income tax expense for the year ended June 30, 2023 of $44,293 differs from the income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to state and local tax expense of $15,066, nondeductible officers’ compensation of $5,238, a change in the estimated tax rate used to determine deferred taxes of $1,788, and nondeductible disability insurance premiums expense of $1,227.
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
Adjusted operating income
The Company has amended the definition of adjusted operating income so that the impact of the non-cash portion of operating lease costs related to the Company’s Arena License Agreements with MSG Entertainment is no longer excluded in all periods presented.
The Company evaluates performance based on several factors, of which the key financial measure is operating income (loss) excluding (i) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits, (iv) gains or losses on sales or dispositions of businesses, (v) the impact of purchase accounting adjustments related to business acquisitions, and (vi) gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan, which is referred to as adjusted operating income (loss), a non-GAAP measure.
Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with generally accepted accounting principles (“GAAP”), gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating income (loss) whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Miscellaneous income (expense), net, which is not reflected in Operating income (loss).
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
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows provided by (used in) operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since adjusted operating income (loss) is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss).

The following is a reconciliation of operating income to adjusted operating income:

	Years Ended June 30,
	2023	2022	Change	Percentage
Operating income	$85,174	$86,080	$(906)	(1)%
Depreciation and amortization	3,577	5,042
Share-based compensation	25,203	24,245
Remeasurement of deferred compensation plan liabilities	1,091	(461)
Adjusted operating income(a)	$115,045	$114,906	$139	NM
_________________
(a)The Company has amended the definition of adjusted operating income so that the impact of the non-cash portion of operating lease costs related to the Company’s Arena License Agreements with MSG Entertainment is no longer excluded. Pursuant to GAAP, recognition of operating lease costs is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease costs is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Adjusted operating income includes operating lease costs of (i) $41,524 and $40,314 of expense paid in cash for the years ended June 30, 2023 and 2022, respectively, and (ii) a non-cash expense of $26,096 and $27,305, for the years ended June 30, 2023 and 2022, respectively.
For the year ended June 30, 2023, adjusted operating income increased $139 to $115,045 as compared to the prior year. The increase in adjusted operating income was primarily due to higher revenues, offset by higher direct operating expenses and selling, general and administrative expenses.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facilities. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the 2021 Knicks Credit Agreement, 2021 Rangers Credit Agreement, and 2021 Rangers NHL Advance Agreement (each as defined therein).
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, repurchases of shares of the Company’s Class A Common Stock, including $75,000 under the ASR (as defined below), dividends, if declared, and investments.
As of June 30, 2023, we had $40,398 in Cash and cash equivalents. In addition, as of June 30, 2023, the Company’s deferred revenue obligations were $147,561, net of billed, but not yet collected deferred revenue. The current portion of this balance is primarily comprised of obligations in connection with tickets and suites. In addition, the Company’s deferred revenue obligations included $24,833 from the NBA which the league provided to each team.
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
We believe we have sufficient liquidity, including approximately $40,398 in Cash and cash equivalents as of June 30, 2023, along with $230,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations, for the foreseeable future. In addition, on July 10, 2023, the Company borrowed an additional $25,000 under the 2021 Knicks Revolving Credit Facility.
Financing Agreements and Stock Repurchases
See Note 13 and Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Special Dividend and Accelerated Share Repurchase
On October 6, 2022, the Company announced that its Board of Directors declared a one-time cash dividend of $7.00 per share (the “Special Dividend”), which was paid on October 31, 2022 to stockholders of record as of October 17, 2022. During the year ended June 30, 2023, the Company made payments of $170,923 related to the Special Dividend.
On October 6, 2022, the Company’s Board of Directors authorized a $75,000 accelerated share repurchase (“ASR”) program under the Company’s existing share repurchase authorization. On October 28, 2022, the Company entered into a $75,000 ASR agreement with JPMorgan Chase Bank, National Association (“JP Morgan”). Pursuant to the ASR agreement, the Company made a payment of $75,000 to JP Morgan and JP Morgan delivered 388,777 initial shares of Class A Common Stock to the Company on November 1, 2022, representing 80% of the total shares expected to be repurchased under the ASR (determined based on the closing price of the Company’s Class A Common Stock of $154.33 on October 28, 2022). The ASR was completed on January 31, 2023, with JP Morgan delivering 67,681 additional shares of Class A Common Stock to the Company upon final settlement. The average purchase price per share for shares of Class A Common Stock purchased by the Company pursuant to the ASR was $164.31.

Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the years ended June 30, 2023 and 2022:

	Years Ended June 30,
	2023	2022
Net income	$45,628	$48,880
Adjustments to reconcile net income to net cash provided by operating activities	20,571	56,061
Changes in working capital assets and liabilities	86,274	73,115
Net cash provided by operating activities	$152,473	$178,056
Net cash used in investing activities	(17,759)	(2,932)
Net cash used in financing activities	(185,273)	(156,142)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(50,559)	$18,982
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2023 decreased by $25,583 to $152,473 as compared to the prior year. The decrease was primarily due to the decrease in net income adjusted for non-cash items, partially offset by the impact of changes in working capital assets and liabilities. The changes in working capital assets and liabilities were primarily driven by (i) lower Net related party receivables of $32,618, due to the timing of collections related to the Company’s Arena License Agreements, (ii) increased accrued and other liabilities of $28,806, primarily due to the timing of payments and recognition for compensation and (iii) an increase in deferred revenue of $6,818 primarily due to higher collections of ticket sales. These changes are partially offset by (i) increased Accounts receivable, net of $20,981 primarily due to collections of league related receivables, including escrow and player compensation recoveries, luxury tax, and league distributions related to prior NBA and NHL seasons in the prior year, (ii) lower Net related party payables of $16,434 due to the timing of payments related to the Company’s services agreement and employee matters agreements, (iii) lower Accounts payable of $11,028 due to the timing of payments and (iv) increased payments for Investments of $7,382 related to the Company’s Executive Deferred Compensation Plan.
Investing Activities
Net cash used in investing activities for the year ended June 30, 2023 increased by $14,827 to $17,759 as compared to the prior year primarily due to higher purchases of investments in the current year and to a lesser extent, cash balances disposed of as part of the sale of CLG in the current year.
Financing Activities
Net cash used in financing activities for the year ended June 30, 2023 increased by $29,131 to $185,273 as compared to the prior year primarily due to the payment of the Special Dividend and the ASR in the current year, partially offset by additional net borrowings under the 2021 Knicks Revolving Credit Facility and the 2021 Rangers Revolving Credit Facility in the current year as compared to the prior year.

Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business as of June 30, 2023 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements (a)	$671,385	$200,561	$341,220	$97,690	$31,914
Contractual obligations reflected on the balance sheet:
Short-term debt (b)	30,000	30,000	—	—	—
Leases (c)	2,306,023	51,577	103,836	108,435	2,042,175
Long-term debt (d)	295,000	—	—	295,000	—
Contractual obligations (e)	126,341	104,683	9,135	4,984	7,539
	2,757,364	186,260	112,971	408,419	2,049,714
Total (f)	$3,428,749	$386,821	$454,191	$506,109	$2,081,628
_________________
(a)Contractual obligations not reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel where services are to be performed in future periods and that are generally guaranteed regardless of employee injury or termination.
(b)Consists of amounts under the 2021 Rangers NHL Advance Agreement. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
(c)Includes contractually obligated minimum license fees under the Arena License Agreement, which fees are characterized as lease payments for operating leases having an initial noncancelable term in excess of one year under GAAP. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2023.
(d)Consists of amounts drawn under the 2021 Knicks Revolving Credit Facility and 2021 Rangers Revolving Credit Facility. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
(e)Contractual obligations reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel where services have been fully performed and that are being paid on a deferred basis.
(f)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the Company’s pension obligations.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 27% of the Company’s consolidated total assets as of June 30, 2023 and consisted of the following:

Goodwill	$226,523
Indefinite-lived intangible assets	103,644
Property and equipment, net	30,501
$360,668
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and for the year ended June 30, 2023, the Company had one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2023:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
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
Lease Accounting
The Company’s leases primarily consist of the lease of the Company’s corporate offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) for our principal executive offices at Two Pennsylvania Plaza in New York, the lease of the CLG Performance Center until April 2023, and an aircraft lease entered into in June 2023. In, addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the Accounting Standards Codification Topic 842, Leases. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
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
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases, if any, are presented separate from operating leases ROU assets and are included within Property and equipment, net on the Company’s consolidated balance sheet. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
We are party to a sublease agreement with MSG Entertainment (the “Sublease Agreement”) for our principal executive offices at Two Pennsylvania Plaza in New York. The Sublease Agreement ROU assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term.
In November 2021, Sphere Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York, which was assigned to MSG Entertainment in connection with the MSGE Distribution (the “New MSGE Lease Agreement”). In accordance with the terms of the Sublease Agreement and the New MSGE Lease Agreement, the lease term of the Sublease Agreement was extended until October 31, 2024. The Company has accounted for this extension as a lease remeasurement and remeasured the right-of-use asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement.
In accordance with the terms of the Sublease Agreement, the Company has committed to enter into a new sublease agreement with MSG Entertainment for a lease term equivalent to the New MSGE Lease Agreement term, which ends January 31, 2046. In addition, in connection with the New MSGE Lease Agreement, the Company has entered into a commitment whereby if the New MSGE Lease Agreement were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices in Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046. As the Company has not yet entered into a new sublease for or taken possession of the new executive office space at Two Pennsylvania Plaza, no additional right-of-use assets or operating lease liabilities have been recorded as of June 30, 2023 related to the commitments discussed above.
In addition, we are party to long term leases with MSG Entertainment that end June 30, 2055 that allow the Knicks and the Rangers to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ending June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.
At the time of the Sphere Distribution, The Garden was not available for use due to the government-mandated suspension of events in response to COVID-19, and was only available at reduced capacity beginning in December 2020 through May 2021. As a result, the Company was not required to pay license fees under the Arena License Agreements until games resumed at The Garden, and the Company paid substantially reduced fees while attendance was limited. Effective July 1, 2021, the Company began paying license fees under the Arena License Agreements in their full contractual amounts.
The Knicks and the Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time before and after the game. In evaluating the Company’s lease cost, the Company considered the timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line operating lease costs should be recorded by each team equally over each team’s individual event days.
As part of Arena License Agreements, we recognized license fees which are characterized as operating lease liabilities and ROU assets. We measured the lease liabilities at the present value of the future lease payments as of April 17, 2020 and remeasured the lease liabilities during the period that The Garden was not available for use as discussed above. We use our incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
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
In June 2023, the Company entered into a lease agreement for an aircraft with a term through December 30, 2031. The lease ROU asset and liability were recorded in the Company’s accompanying consolidated balance sheet as of June 30, 2023 based on the present value of minimum lease fixed payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date.
Estimation of the incremental borrowing rate requires judgment by management and reflects an assessment of credit standing to derive an implied secured credit rating and corresponding yield curve. Changes in management’s estimates of discount rate assumptions could result in a significant overstatement or understatement of ROU assets or lease liabilities, resulting in an adverse impact to MSG Sports’ financial position. See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our leases.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facilities.
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our credit facilities. As of June 30, 2023, we had a total of $295 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of June 30, 2023 and continuing for a full year would increase interest expense approximately $3.0 million.

Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that as of June 30, 2023 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.
The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION
10.5
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on July 24, 2015). †

10.6	Madison Square Garden Sports Corp. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †
10.7
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Restricted Stock Units Agreement (2019) (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019). †

10.8
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Performance Restricted Stock Units Agreement (2019) (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended June 30, 2019 filed on August 20, 2019). †

10.9
Form of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2017 filed on February 8, 2018). †

10.10
Form of Performance Restricted Stock Units Agreement Under the 2015 Employee Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †

10.11	Form of Restricted Stock Units Agreement Under the 2015 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †
10.12	Form of Stock Option Agreement Under the 2015 Employee Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †
10.13
Employment Agreement dated as of November 17, 2021, between Madison Square Garden Sports Corp. and Victoria M. Mink (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †

10.14
Employment Agreement dated as of December 16, 2021, between Madison Square Garden Sports Corp. and Andrew Lustgarten (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2021). †

10.15
Employment Agreement dated as of December 27, 2021 between Madison Square Garden Sports Corp. and James L. Dolan, as amended and restated as of April 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †

10.16
Employment Agreement dated as of March 17, 2022, between Madison Square Garden Sports Corp. and Jamaal Lesane (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 5, 2022). †

10.17
Employment Agreement dated as of September 9, 2022, between Madison Square Garden Sports Corp. and David Hopkinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2022). †

10.18	Employment Agreement dated as of June 15, 2023, between Madison Square Garden Sports Corp. and David Granville-Smith. †
10.19
Employment Agreement dated as of April 25, 2023 between Madison Square Garden Sports Corp. and Alex Shvartsman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †

10.20
Option Agreement, dated December 15, 2017, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Andrew Lustgarten (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2017). †

10.21
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.22
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

EXHIBIT NO.	DESCRIPTION
10.23
Security Agreement, dated as of September 30, 2016, between New York Knicks, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2016).

10.24
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

10.26
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

10.31
Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Knicks, LLC (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).*

10.32
Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).*

10.33
NBA Transaction Agreement, dated April 15, 2020, with the NBA and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.34
NHL Transaction Agreement, dated April 15, 2020, with the NHL and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.35
Madison Square Garden Sports Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., Sphere Entertainment Co. and AMC Networks Inc., including Responsibilities of Overlapping Directors and Officers.

10.36
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between Knicks Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). *

10.37
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between New York Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). *

21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Annual Report on Form 10-K for the year ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
_________________
*    Certain confidential information, identified by bracketed asterisks “[*****]” has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) would be competitively harmful to the Company if publicly disclosed.
**    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†    This exhibit is a management contract or a compensatory plan or arrangement.
Item 16. Form 10-K Summary
The Company has elected not to provide summary information.

MADISON SQUARE GARDEN SPORTS CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended June 30, 2023
Allowance for doubtful accounts	$—	$—	$—		$—	$—
Deferred tax valuation allowance	—	(2,728)	—		—	(2,728)
	$—	$(2,728)	$—		$—	$(2,728)

Year ended June 30, 2022
Allowance for doubtful accounts	$—	$—	$—		$—	$—
Deferred tax valuation allowance	—	—	—		—	—
	$—	$—	$—		$—	$—

Year ended June 30, 2021
Allowance for doubtful accounts	$(180)	$175	$—		$5	$—
Deferred tax valuation allowance	(48,133)	51,496	(3,363)	(a)	—	—
	$(48,313)	$51,671	$(3,363)		$5	$—
_________________
(a)Includes amounts related to return to provision adjustments.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of August 2023.

Madison Square Garden Sports Corp.

By:	/s/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victoria M. Mink, Jamaal Lesane and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman (Principal Executive Officer) and Director	August 17, 2023
James L. Dolan
/s/ VICTORIA M. MINK	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	August 17, 2023
Victoria M. Mink
/s/ ALEXANDER SHVARTSMAN	Senior Vice President, Controller and Principal Accounting Officer	August 17, 2023
Alexander Shvartsman
/s/ CHARLES F. DOLAN	Director	August 17, 2023
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 17, 2023
Charles P. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 17, 2023
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 17, 2023
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 17, 2023
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 17, 2023
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 17, 2023
Thomas C. Dolan
/s/ JOSEPH M. COHEN	Director	August 17, 2023
Joseph M. Cohen
/s/ ANDREW LUSTGARTEN	Director	August 17, 2023
Andrew Lustgarten
/s/ STEPHEN C. MILLS	Director	August 17, 2023
Stephen C. Mills
/s/ RICHARD D. PARSONS	Director	August 17, 2023
Richard D. Parsons
/s/ NELSON PELTZ	Director	August 17, 2023
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 17, 2023
Alan D. Schwartz
/s/ IVAN SEIDENBERG	Director	August 17, 2023
Ivan Seidenberg
/s/ BRIAN G. SWEENEY	Director	August 17, 2023
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 17, 2023
Vincent Tese
/s/ ANTHONY J. VINCIQUERRA	Director	August 17, 2023
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Madison Square Garden Sports Corp. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity, for each of the three years in the period ended June 30, 2023, and the related notes and the consolidated financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group) is the majority beneficial owner of the Company, Sphere Entertainment Co., Madison Square Garden Entertainment Corp., and AMC Networks, Inc. In addition, there are or have been certain overlapping directors and executive officers between the companies. Each of these companies has been identified as a related party at June 30, 2023. The Company has entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, media rights, sales and service representation, team sponsorship allocation, sublease of office space, and other services, as well as certain shared executive support costs for the Company’s Executive Chairman, the Company’s Vice Chairman, the Company’s Executive Vice President and previously, the Company’s former Chief Executive Officer.
We identified the evaluation of the Company’s identification of related parties and related party transactions as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification of related parties and related party transactions included the following:
•We tested the effectiveness of internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions, the authorization and approval of transactions with related parties, the allocation of revenues and operating expenses among related parties, and the accounting, classification and disclosure of relationships and transactions with related parties in the financial statements;
•Inquired with executive officers including the Company’s internal legal counsel, key members of management, including non-finance and non-accounting personnel, and the Audit Committee of the Board of Directors regarding related party relationships and transactions;
•Read agreements and contracts with and between related parties and, in certain cases third parties, and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions;
•With the assistance of our data specialists, we analyzed the general ledger detail to identify potential undisclosed transactions with related parties;
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
•Performed the following procedures to identify information related to potential undisclosed transactions between the Company and related parties that may also involve third parties:
◦Read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors;
◦Inspected annual compliance questionnaires completed by the Company’s directors and officers;
◦Read publicly available sources including the Company’s public filings and press releases as well as certain analyst and industry reports; and
◦Listened to or read transcripts of the Company’s earnings calls.

/s/ Deloitte & Touche LLP
New York, New York
August 17, 2023
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Madison Square Garden Sports Corp. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023 of the Company and our report dated August 17, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
August 17, 2023

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$40,398	$91,018
Restricted cash	61	—
Accounts receivable, net	40,139	47,240
Net related party receivables	15,969	28,333
Prepaid expenses	24,768	18,810
Other current assets	27,898	19,868
Total current assets	149,233	205,269
Property and equipment, net	30,501	32,892
Right-of-use lease assets	715,283	686,782
Amortizable intangible assets, net	—	636
Indefinite-lived intangible assets	103,644	112,144
Goodwill	226,523	226,955
Investments	67,374	4,736
Other assets	22,459	32,552
Total assets	$1,315,017	$1,301,966

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2023	2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,093	$11,263
Net related party payables	5,842	19,624
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	144,310	119,279
League-related accruals	106,926	75,269
Other accrued liabilities	17,561	6,796
Operating lease liabilities, current	49,745	43,699
Deferred revenue	157,051	132,369
Total current liabilities	520,528	438,299
Long-term debt	295,000	220,000
Operating lease liabilities, noncurrent	746,437	699,587
Defined benefit obligations	4,526	5,005
Other employee related costs	49,070	43,411
Deferred tax liabilities, net	24,024	8,917
Deferred revenue, noncurrent	12,666	31,122
Other liabilities	—	1,002
Total liabilities	1,652,251	1,447,343
Commitments and contingencies (see Note 12)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,364 and 19,697 shares outstanding as of June 30, 2023 and 2022, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2023 and 2022	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2023 and 2022	—	—
Additional paid-in capital	16,846	17,573
Treasury stock, at cost, 1,084 and 751 shares as of June 30, 2023 and 2022, respectively	(179,410)	(128,026)
Accumulated deficit	(173,910)	(35,699)
Accumulated other comprehensive loss	(1,009)	(1,186)
Total Madison Square Garden Sports Corp. stockholders’ equity	(337,234)	(147,089)
Nonredeemable noncontrolling interests	—	1,712
Total equity	(337,234)	(145,377)
Total liabilities and equity	$1,315,017	$1,301,966

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2023	2022	2021
Revenues (a)	$887,447	$821,354	$415,721

Operating expenses:
Direct operating expenses (b)	548,811	500,564	281,890
Selling, general and administrative expenses (c)	249,885	229,668	206,700
Depreciation and amortization	3,577	5,042	5,574
Operating income (loss)	85,174	86,080	(78,443)
Other income (expense):
Interest income	2,392	313	32
Interest expense	(22,884)	(11,735)	(10,561)
Miscellaneous income (expense), net	25,239	(726)	(346)
	4,747	(12,148)	(10,875)
Income (loss) before income taxes	89,921	73,932	(89,318)
Income tax (expense) benefit	(44,293)	(25,052)	73,421
Net income (loss)	45,628	48,880	(15,897)
Less: Net loss attributable to nonredeemable noncontrolling interests	(2,165)	(2,251)	(1,943)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$47,793	$51,131	$(13,954)

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$1.90	$2.11	$(0.58)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$1.89	$2.10	$(0.58)
Weighted-average number of common shares outstanding:
Basic	24,090	24,246	24,129
Diluted	24,194	24,405	24,129
_______________
(a)Include revenues from related parties of $190,000, $178,696 and $147,029 for the years ended June 30, 2023, 2022 and 2021, respectively.
(b)Include net charges from related parties of $100,545, $98,422 and $46,995 for the years ended June 30, 2023, 2022 and 2021, respectively.
(c)Include net charges from related parties of $62,103, $67,776 and $55,059 for the years ended June 30, 2023, 2022 and 2021, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2023		2022		2021
Net income (loss)		$45,628		$48,880		$(15,897)
Other comprehensive income (loss), before income taxes:
Benefit plans:
Net unamortized gains (losses) arising during the period	$215		$1,078		$(38)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	18		133		103
Settlement loss	30	263	9	1,220	47	112
Other comprehensive income, before income taxes		263		1,220		112
Income tax expense related to items of other comprehensive income		(86)		(379)		—
Other comprehensive income, net of income taxes		177		841		112
Comprehensive income (loss)		45,805		49,721		(15,785)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		(2,165)		(2,251)		(1,943)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders		$47,970		$51,972		$(13,842)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$45,628	$48,880	$(15,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,577	5,042	5,574
Share-based compensation expense	25,203	24,245	30,437
Provision for (benefit from) deferred income taxes	15,022	24,480	(73,664)
Unrealized (gain)/loss on equity investments with readily determinable fair value and warrants	(26,561)	461	—
Provision for (recovery of) doubtful accounts	—	—	(175)
Other non-cash adjustments	3,330	1,833	1,084
Change in assets and liabilities:
Accounts receivable, net	5,976	26,957	(66,619)
Net related party receivables	11,534	(21,084)	(6,285)
Prepaid expenses and other assets	(5,666)	(8,922)	(22,062)
Investments	(10,575)	(3,197)	—
Accounts payable	(2,081)	8,947	(75)
Net related party payables	(13,927)	2,507	(863)
Accrued and other liabilities	69,019	40,213	49,192
Deferred revenue	7,590	772	34,578
Operating lease right-of-use assets and lease liabilities	24,404	26,922	29,449
Net cash provided by (used in) operating activities	152,473	178,056	(35,326)
Cash flows from investing activities:
Capital expenditures	(1,181)	(932)	(466)
Cash outflow associated with disposal of subsidiary	(3,024)	—	—
Purchases of investments	(13,554)	(2,000)	—
Net cash used in investing activities	(17,759)	(2,932)	(466)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2023	2022	2021
Cash flows from financing activities:
Accelerated share repurchase	(75,060)	—	—
Taxes paid in lieu of shares issued for equity-based compensation	(17,897)	(18,306)	(13,891)
Dividends paid	(170,923)	—	—
Proceeds from NHL advance	—	—	30,000
Proceeds from revolving credit facilities	215,000	—	30,000
Repayment of revolving credit facility	(140,000)	(135,000)	(25,000)
Payments for financing costs	—	(2,836)	(4,562)
Other financing activities	3,607	—	608
Net cash (used in) provided by financing activities	(185,273)	(156,142)	17,155
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,559)	18,982	(18,637)
Cash, cash equivalents and restricted cash from beginning of period	91,018	72,036	90,673
Cash, cash equivalents and restricted cash at end of period	40,459	91,018	72,036

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	256	128	165

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	$249	$5,940	$(167,431)	$(43,605)	$(2,139)	$(206,986)	$3,551	$(203,435)
Net loss	—	—	—	(13,954)	—	(13,954)	(1,943)	(15,897)
Other comprehensive income	—	—	—	—	112	112	—	112
Comprehensive loss		—	—	—	—	(13,842)	(1,943)	(15,785)
Share-based compensation	—	30,437	—	—	—	30,437	—	30,437
Tax withholding associated with shares issued for equity-based compensation	—	(11,023)	—	(2,868)	—	(13,891)	—	(13,891)
Common stock issued under stock incentive plans	—	(1,418)	20,697	(18,471)	—	808	—	808
Adjustments to noncontrolling interests	—	(834)	—	—	—	(834)	834	—
Balance as of June 30, 2021	$249	$23,102	$(146,734)	$(78,898)	$(2,027)	$(204,308)	$2,442	$(201,866)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2021	$249	$23,102	$(146,734)	$(78,898)	$(2,027)	$(204,308)	$2,442	$(201,866)
Net income (loss)	—	—	—	51,131	—	51,131	(2,251)	48,880
Other comprehensive income	—	—	—	—	841	841	—	841
Comprehensive income (loss)	—	—	—	—	—	51,972	(2,251)	49,721
Share-based compensation	—	24,245	—	—	—	24,245	—	24,245
Tax withholding associated with shares issued for equity-based compensation	—	(18,306)	—	—	—	(18,306)	—	(18,306)
Common stock issued under stock incentive plans	—	(9,947)	18,708	(7,932)	—	829	—	829
Adjustments to noncontrolling interests	—	(1,521)		—	—	(1,521)	1,521	—
Balance as of June 30, 2022	$249	$17,573	$(128,026)	$(35,699)	$(1,186)	$(147,089)	$1,712	$(145,377)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2022	$249	$17,573	$(128,026)	$(35,699)	$(1,186)	$(147,089)	$1,712	$(145,377)
Net income (loss)	—	—	—	47,793	—	47,793	(2,165)	45,628
Other comprehensive income	—	—	—	—	177	177	—	177
Comprehensive income (loss)	—	—	—	—	—	47,970	(2,165)	45,805
Share-based compensation	—	25,203	—	—	—	25,203	—	25,203
Tax withholding associated with shares issued for equity-based compensation	—	(17,897)	—	—	—	(17,897)	—	(17,897)
Common stock issued under stock incentive plans	—	(9,179)	20,983	(8,928)	—	2,876	—	2,876
Dividends declared ($7.00 per share)	—	—	—	(172,734)	—	(172,734)	—	(172,734)
Accelerated share repurchase	—	1,649	(72,367)	(4,342)	—	(75,060)	—	(75,060)
Adjustments to noncontrolling interests	—	(503)	—	—	—	(503)	453	(50)
Balance as of June 30, 2023	$249	$16,846	$(179,410)	$(173,910)	$(1,009)	$(337,234)	$—	$(337,234)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Sports Corp. (together with its subsidiaries, the “Company” or “MSG Sports”) owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. These professional sports franchises are collectively referred to herein as the “sports teams.” In addition, the Company previously owned a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. In April 2023, the Company sold its controlling interest in CLG to Hard Carry Gaming Inc. (“NRG”), a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. CLG and the sports teams are collectively referred to herein as the “teams.” The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
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
On April 17, 2020 (the “Sphere Distribution Date”), the Company distributed all of the outstanding common stock of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp. and referred to herein as “Sphere Entertainment”) to its stockholders (the “Sphere Distribution”). Prior to the MSGE Distribution (as defined below), Sphere Entertainment owned, directly or indirectly, the entertainment business previously owned and operated by the Company through its MSG Entertainment business segment and the sports booking business previously owned and operated by the Company through its MSG Sports business segment.
On July 9, 2021 MSG Networks merged with a subsidiary of Sphere Entertainment and became a wholly-owned subsidiary of Sphere Entertainment. Accordingly, agreements between the Company and MSG Networks are now effectively agreements with Sphere Entertainment on a consolidated basis.
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed approximately 67% of the issued and outstanding shares of common stock of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc. and referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”). All agreements between the Company and MSG Entertainment described herein were between the Company and Sphere Entertainment prior to the MSGE Distribution (except agreements entered into after the MSGE Distribution).
Unless the context otherwise requires, all references to MSG Entertainment, Sphere Entertainment and MSG Networks refer to such entity, together with its direct and indirect subsidiaries.
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation and relate to the separation of Investments, which was previously reported in Other assets in the consolidated balance sheet as of June 30, 2022 and related reclassifications on the consolidated statements of cash flows for the year ended June 30, 2022.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
It is unclear to what extent COVID-19, including variants thereof, or another pandemic or public health emergency, could result in renewed governmental and/or league restrictions on attendance or otherwise impact attendance of games at The Garden, demand for our sponsorship, tickets and other premium inventory or otherwise impact the Company’s operations and operating results.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the years ended on June 30, 2023, 2022, and 2021 are referred to as “fiscal year 2023”, “fiscal year 2022”, and “fiscal year 2021”, respectively. The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. For consolidated subsidiaries where the Company’s ownership is less than 100%, the relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net income (loss) attributable to nonredeemable noncontrolling interests” and “Comprehensive income (loss) attributable to nonredeemable noncontrolling interests” on the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively. All significant intracompany transactions and accounts within the Company’s consolidated financial statements have been eliminated.
Use of Estimates
The preparation of the accompanying financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, other current assets, goodwill, intangible assets, other long-lived assets, fair value of investments, deferred tax valuation allowance, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters, as well as in the valuation of contingent consideration and noncontrolling interests resulting from business combination transactions. Management believes its use of estimates in the financial statements to be reasonable.
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
Revenue Recognition
See Note 3 for details of accounting policies related to revenue recognition and other disclosures required under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.
Direct Operating Expenses
Direct operating expenses include compensation expense for the Company’s sports teams’ players and certain other team personnel, as well as NBA luxury tax, if applicable, NBA and NHL revenue sharing (net of escrow) and league assessments for the Company, event costs related to the presentation and production of the Company’s sporting events and other operating expenses, including expenses related to the Arena License Agreements which require the Company to pay arena license fees to MSG Entertainment in exchange for the right to use The Garden for games of the Knicks and the Rangers for a 35-year term.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The NBA and NHL each have collective bargaining agreements (each, a “CBA”) with the respective league’s players association, to which the Company is subject. On April 26, 2023, the NBA and the National Basketball Players Association (“NBPA”) announced that a new seven-year CBA had been ratified by the NBA Board of Governors and the NBA players. The new NBA CBA expires after the 2029-30 season, but each of the NBA and the NBPA has the right to terminate the CBA effective following the 2028-29 season. The current NHL CBA is set to expire on September 15, 2026 (with the possibility of a one-year extension in certain circumstances).
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
The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). The luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses. The new CBA includes certain changes to certain league rules and regulations, including revised luxury tax rates which will become effective with the 2025-26 season.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the 2020-21 season, the escrow system above was eliminated and a new “Ten-and-Spread” system was put in place. Under the Ten-and-Spread system, based upon league-wide revenues, aggregate player compensation will be reduced by up to 10% of each player’s salary. If, for a particular season, compensation reductions in excess of 10% are needed, the excess will be divided by three and recouped via reductions to players’ compensation over the same season, and the subsequent two seasons. The reduction of players’ salary for any one season is capped at 20% and carried over to the subsequent season as additional compensation reductions. Each team is entitled to receive an equal one-thirtieth share of the compensation reductions up to 10% and the excess above 10% is allocated in proportion to each team’s player payroll. This system was in place until the new CBA took effect on July 1, 2023.
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
As of June 30, 2023 and 2022, the Company had net revenue sharing liabilities, recorded within League-related accruals, of $94,822 and $64,717, respectively.
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
Arena License Expenses
The Knicks and the Rangers play their home games at The Garden pursuant to the Arena License Agreements with MSG Entertainment, which owns and operates The Garden. Generally, the financial statements reflect the monthly payments made for the Arena License Agreements throughout the contract year in equal installments, and straight-line rent expense recorded by each team equally over each team’s individual event days. See Note 7 for more information on the accounting for leases.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs classified in selling, general and administrative expenses were $7,279, $4,840 and $2,291 for the years ended June 30, 2023, 2022 and 2021, respectively.
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
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 15) only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from operations. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts and, prior to the December 2021 credit facility amendments described below, cash required to be held under the Company’s revolving credit facilities. Cash is required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. That escrow account will be distributed to the players and NHL teams based on the provisions of the NHL CBA. See Note 13 for more information related to the Company’s revolving credit facilities. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected on the accompanying consolidated statement of cash flows in accordance with Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230), which is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated statements of cash flows.
Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to reserve for expected credit losses. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, historical experience, as well as current and expected economic conditions and industry trends. The Company had no allowance for doubtful accounts as of June 30, 2023 and 2022.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Investments
The Company’s equity method investments are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, will be reflected in equity in earnings (loss) of nonconsolidated affiliates on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis.
In addition to equity method investments, the Company has equity investments with and without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Miscellaneous income (expense), net in the accompanying consolidated statements of operations. For equity investments with readily determinable fair values, changes in the fair value of those investments are measured at each reporting date and are recorded within Miscellaneous income (expense), net in the accompanying consolidated statements of operations.
The Company has investments in certain derivative instruments, including warrants, which are measured at fair value using the Black-Scholes option pricing model. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous income (expense), net in the accompanying consolidated statements of operations.
The Company recognizes the value of the equity method investments, equity investments with and without readily determinable fair values, and derivative instruments within Investments in the accompanying consolidated balance sheets.
Purchases and sales of equity securities with and without readily determinable fair values, except for those equity investments held in trust under the Company’s Executive Deferred Compensation Plan as described in Note 14, are classified as investing activities in the Company’s consolidated statements of cash flows in accordance with ASC subtopic 230-10-45-12(b) and 45-13(b). The equity securities held in trust are considered trading account securities by the Company and purchases and sales of those securities are classified as operating activities in the Company’s consolidated statements of cash flows in accordance with ASC Subtopic 230-10-45-18 and 45-19.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Defined Benefit Pension Plans
The Company has unfunded defined benefit plans. The expense recognized by the Company is determined using certain assumptions, including discount rates, among others. The Company recognizes the benefit obligation of its defined benefit pension plans (other than multiemployer plans) as a liability in the consolidated balance sheets and recognizes changes in the benefit obligation in the year in which the changes occur through other comprehensive income (loss).
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2023, the Financial Accounting Standards Board issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions of ASC 842, Leases that apply to arrangements between related parties under common control. The new guidance is effective for the Company in the first quarter of fiscal year 2025. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the year ended June 30, 2023, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
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
The Company’s professional sports teams derive event-related revenues principally from ticket sales which are recognized as the related games occur. The Company’s revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. Because suite and club licenses cover both the Knicks and the Rangers games and events that MSG Entertainment presents at The Garden, suite and club rental revenue is shared between us and MSG Entertainment under Arena License Agreements. Pursuant to the Arena Licenses Agreements, the Knicks and the Rangers are entitled to 35% and 32.5%, respectively, of the revenues received by MSG Entertainment in connection with suite and club licenses. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s suite license performance obligations is measured as access to the suite is provided to the licensee throughout the contractual term of the license. For the year ended June 30, 2021, access to suites for Knicks and Rangers games was primarily sold by way of individual tickets, thus minimal suite license revenue was recognized.
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
In addition to event-related revenue, MSG Sports maintains local media rights arrangements which provide for the licensing of team-related programming to MSG Networks. MSG Sports, pursuant to the terms of the agreements, receives such rights fees in equal monthly installments throughout each license year. The transaction price under these arrangements is variable in nature as certain credit provisions exist to the extent that the sports teams’ games are unavailable for broadcast during an individual league season. The Company estimates the transaction price at the beginning of each fiscal year, which coincides with the annual contractual term. In estimating the transaction price, the Company considers the contractually agreed upon license fees as well as considerations with respect to the number of games expected to be available for broadcast by MSG Networks over the upcoming year. The resulting transaction price is allocated entirely to the rights provided for the related contract year and revenue is recognized using an output measure of progress toward satisfaction of the Company’s performance obligations within the contract year, as the underlying benefits are conveyed to the licensee.
The Company’s sports teams also derive revenue from the distribution of league-wide national and international television contracts and other league-wide revenue sources. The transaction price for each of these revenues is based upon the expected distribution values as communicated by the applicable league. The timing of revenue recognition is dependent on the nature of the underlying performance obligation, which is generally over time. Receipt of league-wide revenues generally occurs at the time of communication or according to a specified timeline. After suspending the 2019-20 seasons in March 2020 due to COVID-19, the NHL and NBA subsequently restarted their seasons, which were completed in September and October 2020, respectively. As a result, revenue for the year ended June 30, 2021 includes revenue for league distributions that otherwise would have been recognized during the third and fourth quarters of fiscal year 2020.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements per ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the years ended June 30, 2023, 2022 and 2021:

	Years Ended June 30,
	2023	2022	2021
Event-related (a)	$362,527	$331,807	$28,511
Media rights (b)	288,965	275,637	285,059
Sponsorship, signage and suite licenses	196,483	172,813	52,931
League distributions and other	39,472	41,097	49,220
Total revenues from contracts with customers	$887,447	$821,354	$415,721
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees from MSG Networks, (ii) revenue from the distribution through league-wide national and international television contracts, and (iii) other local radio rights fees.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2023, 2022 and 2021.

	June 30,	June 30,	June 30,
	2023	2022	2021
Receivables from contracts with customers, net (a)	$20,134	$24,729	$30,834
Contract assets, current (b)	19,465	13,839	9,604
Deferred revenue, including non-current portion (c) (d)	169,717	163,491	162,628
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2023, 2022 and 2021 the Company’s receivables from contracts with customers above included $0, $1,258 and $213, respectively, related to various related parties. See Note 17 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and luxury tax payments. As of June 30, 2023, the Company had receivable balances related to escrow and player compensation recoveries of $1,544 recorded in Accounts receivable, net. As of June 30, 2022, the Company had receivable balances related to escrow and player compensation recoveries of $12,464 and $6,782,recorded in Accounts receivable, net and Other assets, respectively.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. The non-current portion of deferred revenue primarily consists of amounts received from the NBA in December 2020 of league distributions in advance of the Company’s recognition. The Company’s deferred revenue with MSG Networks was $0, $0 and $260 as of June 30, 2023, 2022 and 2021, respectively.
(d)Revenue recognized for the year ended June 30, 2023 relating to the deferred revenue balance as of July 1, 2022 was $130,878. Revenue recognized for the year ended June 30, 2022 relating to the deferred revenue balance as of July 1, 2021 was $121,271.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2024	$141,327
Fiscal year ending June 30, 2025	97,893
Fiscal year ending June 30, 2026	57,568
Fiscal year ending June 30, 2027	30,551
Fiscal year ending June 30, 2028	13,098
Thereafter	13,255
$353,692
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive.

	Years Ended June 30,
	2023	2022	2021
Net income (loss) allocable to common shares, basic and diluted (numerator):
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$47,793	$51,131	$(13,954)
Less: Dividends to other-than-common stockholders (a)	2,042	—	—
Net earnings (loss) allocable to common shares, basic and diluted (numerator):	$45,751	$51,131	$(13,954)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,090	24,246	24,129
Dilutive effect of shares issuable under share-based compensation plans	104	159	—
Weighted-average shares for diluted EPS	24,194	24,405	24,129
Weighted-average shares excluded from diluted earnings (loss) per share	—	—	315

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp’s stockholders	$1.90	$2.11	$(0.58)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp’s stockholders	$1.89	$2.10	$(0.58)
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to the Company’s sports teams for (i) waivers/contract termination costs, (ii) player trades and (iii) season-ending injuries (“Team Personnel Transactions”). Team Personnel Transactions amounted to $4,412, $737 and $44,242 for the years ended June 30, 2023, 2022 and 2021, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 6. Cash, Cash Equivalent and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	June 30, 2023	June 30, 2022	June 30, 2021	June 30, 2020
Captions on the consolidated balance sheets:
Cash and cash equivalents	$40,398	$91,018	$64,902	$77,852
Restricted cash (a)	61	—	7,134	12,821
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$40,459	$91,018	$72,036	$90,673
_________________
(a)See Note 2 for more information regarding the nature of restricted cash.
Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s corporate offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) for the Company’s principal executive offices at Two Pennsylvania Plaza in New York, until April 2023, the lease of CLG performance center in Los Angeles, CA, and an aircraft lease entered into in June 2023. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the ASC Topic 842, Leases. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
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
The Company is party to a sublease agreement with MSG Entertainment for the Company’s principal executive offices at Two Pennsylvania Plaza in New York. The sublease right of use assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term.
In November 2021, Sphere Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York, which was assigned to MSG Entertainment in connection with the MSGE Distribution (the “New MSGE Lease Agreement”). In accordance with the terms of the Sublease Agreement and the New MSGE Lease Agreement, the lease term of the Sublease Agreement was extended until October 31, 2024. The Company has accounted for this extension as a lease

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
remeasurement and remeasured the right-of-use asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement.
In accordance with the terms of the Sublease Agreement, the Company has committed to enter into a new sublease agreement with MSG Entertainment for a lease term equivalent to the New MSGE Lease Agreement term, which ends January 31, 2046. In addition, in connection with the New MSGE Lease Agreement, the Company has entered into a commitment whereby if the New MSGE Lease Agreement were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices in Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046. As the Company has not yet entered into a new sublease for or taken possession of the new executive office space at Two Pennsylvania Plaza, no additional right-of-use assets or operating lease liabilities have been recorded as of June 30, 2023 related to the commitments discussed above.
In addition, we are party to long term leases with MSG Entertainment through June 30, 2055 that allow the Knicks and the Rangers to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ended June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.
At the time of the Sphere Distribution, The Garden was not available for use due to the government-mandated suspension of events in response to COVID-19. As a result, the Company was not required to pay license fees under the Arena License Agreements until games resumed at The Garden.
On December 16, 2020 and January 14, 2021, respectively, the Knicks and the Rangers resumed playing their homes games at The Garden as part of their 2020-21 seasons. However, fans were initially prohibited from attending games due to government-mandated assembly restrictions. Effective February 23, 2021, New York venues with at least a 10,000-person capacity were permitted to operate at 10% capacity, and the Knicks and the Rangers began playing games at The Garden with a limited number of fans in attendance on February 23 and 26, 2021, respectively. When games were played at The Garden by the Knicks and the Rangers either without fans in attendance or with limited fans in attendance due to government mandated capacity constraints, the applicable license fees under the Arena License Agreements were substantially reduced.
Effective May 19, 2021, event venues such as The Garden were permitted to host guests at full capacity, subject to certain restrictions, including, for example, restrictions for unvaccinated guests. As a result, the Knicks played three home playoff games with ticket sales of approximately 15,000-16,500 per game during the fiscal year ended June 30, 2021. As a result of the unique circumstances due to COVID-19 during the prior season, the Company agreed to make certain variable lease payments associated with the Knicks playoff games during the 2021 NBA playoffs. Costs associated with such payments were considered variable lease costs for the year ended June 30, 2021. Effective July 1, 2021, the Company began paying license fees under the Arena License Agreements in their full contractual amounts.
The Knicks and the Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time before and after the game. In evaluating the Company’s lease cost, the Company considered the timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line operating lease costs should be recorded by each team equally over each team’s individual event days.
In June 2023, the Company entered into a lease agreement for an aircraft with a term through December 30, 2031. The lease right of use asset and liability were recorded in the Company’s accompanying consolidated balance sheet as of June 30, 2023 based on the present value of minimum lease fixed payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date.
As of June 30, 2023, the Company’s existing operating leases, which are recorded in the accompanying consolidated financial statements, have remaining lease terms ranging from 4 months to 32 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewal, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2023 and 2022:

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2023	June 30, 2022
Right-of-use assets:
Operating leases	Right-of-use lease assets	$715,283	$686,782
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	49,745	43,699
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	746,437	699,587
Total lease liabilities		$796,182	$743,286
——————
(a)As of June 30, 2023, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $43,700 and $707,124, respectively, that are payable to MSG Entertainment. As of June 30, 2022, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $43,028 and $699,587, respectively, that were payable to Sphere Entertainment.
The following table summarizes the activity recorded within the Company’s consolidated statement of operations for the years ended June 30, 2023, 2022, and 2021:

		Years Ended June 30,
	Line Item in the Company’s Consolidated Statement of Operations	2023	2022	2021
Operating lease cost	Direct operating expenses	$68,233	$68,311	$35,801
Operating lease cost	Selling, general and administrative expenses	2,452	2,450	2,444
Short-term lease cost	Direct operating expenses	185	161	122
Variable lease cost (a)	Direct operating expenses	—	—	1,209
Total lease cost		$70,870	$70,922	$39,576
——————
(a)As a result of the unique circumstances due to COVID-19, the Company agreed to make certain variable lease payments to Sphere Entertainment associated with the Knicks playoff games during the 2021 NBA playoffs.
Supplemental Information
For the years ended June 30, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities was $44,986 and $43,846, respectively.
For the years ended June 30, 2023 and 2022, non-cash additions to right-of-use assets and operating lease liabilities was $45,357 and $1,244, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of June 30, 2023 and 2022 was 30.5 years and 32.7 years, respectively. The weighted average discount rate was 7.10% and 7.13% as of June 30, 2023 and 2022, respectively, and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturities of operating lease liabilities as of June 30, 2023 are as follows:

Fiscal year ending June 30, 2024	$51,577
Fiscal year ending June 30, 2025	51,681
Fiscal year ending June 30, 2026	52,155
Fiscal year ending June 30, 2027	53,516
Fiscal year ending June 30, 2028	54,919
Thereafter	2,042,175
Total lease payments	2,306,023
Less imputed interest	(1,509,841)
Total lease liabilities	$796,182
Note 8. Property and Equipment
As of June 30, 2023 and 2022, property and equipment consisted of the following assets:

	June 30, 2023	June 30, 2022	Estimated Useful Lives
Land	$5,153	$5,153
Buildings	51,465	51,444	Up to	45 years
Equipment	21,587	21,042	2 years	to	20 years
Furniture and fixtures	631	786	4 years	to	10 years
Leasehold improvements	564	1,072	Shorter of term of lease or life of improvement
Construction in progress	218	189
	79,618	79,686
Less accumulated depreciation and amortization	(49,117)	(46,794)
	$30,501	$32,892
Depreciation and amortization expense on property and equipment was $3,410, $3,982 and $4,515 for the years ended June 30, 2023, 2022 and 2021, respectively.
Note 9. Goodwill and Intangible Assets
During the first quarter of fiscal year 2023, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date. The Company’s goodwill is $226,523 and $226,955 as of June 30, 2023 and 2022, respectively. The decrease in goodwill was attributable to the Company’s disposal of CLG in April 2023.
The Company’s indefinite-lived intangible assets as of June 30, 2023 and 2022 are as follows:

	June 30, 2023	June 30, 2022
Sports franchises	$102,564	$111,064
Photographic related rights	1,080	1,080
	$103,644	$112,144
During the first quarter of fiscal year 2023, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified. The decrease in the indefinite-lived intangible assets was attributable to the Company’s disposal of CLG in April 2023.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company had no intangible assets subject to amortization as of June 30, 2023 as a result of the disposal of CLG in April 2023. The Company’s intangible assets subject to amortization as of June 30, 2022 were as follows:

June 30, 2022	Gross	Accumulated Amortization	Net
Trade names	$2,300	$(2,262)	$38
Non-compete agreements	2,400	(2,360)	40
Other intangibles	1,200	(642)	558
	$5,900	$(5,264)	$636
Amortization expense for intangible assets was $167, $1,059, and $1,059 for the years ended June 30, 2023, 2022 and 2021, respectively.
Note 10. Investments
The Company’s investments in nonconsolidated affiliates which are accounted for under the equity method of accounting, equity investments with readily determinable fair values, equity investments without readily determinable fair values, and derivative instruments, which are reported within Investments in the accompanying consolidated balance sheets consisted of the following:

June 30, 2023
Equity method investments:
NRG	$11,948
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	22,408
Other equity investments with readily determinable fair values	14,406
Equity investments without readily determinable fair values(a)	5,514
Derivative instruments:
Xtract One warrants	13,098
Total investments	$67,374

June 30, 2022
Equity investments with readily determinable fair values:
Other equity investments with readily determinable fair values	$2,736
Equity investments without readily determinable fair values(a)	2,000
Total investments	$4,736
_________________
(a)For the years ended June 30, 2023 and 2022, the Company did not have any impairment charges or changes in carrying value recorded to its equity securities without readily determinable fair values.
Equity Method Investments
The Company determined that it has the ability to exert significant influence over the investee and therefore accounts for these investments under the equity method of accounting.
NRG
In April 2023, the Company sold its controlling interest in CLG to NRG, a professional gaming and entertainment company in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company received preferred shares representing approximately 25% of the capital stock of NRG. The Company recorded the investment in NRG at fair value as an equity method investment. The Company deconsolidated the CLG business in the fourth fiscal quarter of 2023 and recorded a loss of $1,031 within Miscellaneous income (expense), net within the Company’s consolidated statement of operations for the year ended June 30, 2023. As of June 30, 2023, the Company’s ownership in NRG was approximately 25%.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Equity Investments with Readily Determinable Fair Values
The Company holds investments in equity instruments with readily determinable fair value, which are included within Investments in the accompanying consolidated balance sheets, including the following:
•Xtract One, a technology-driven threat detection and security solution company that is listed on the Toronto Stock Exchange under the symbol “XTRA”. The Company holds common stock of Xtract One and holds warrants entitling the Company to acquire additional shares of common stock of Xtract One which are considered derivative instruments. Refer to Note 11 for further details regarding the Company’s warrants, including the inputs used in determining the fair value of the warrants.
•Other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 14 for further details regarding the plan.
The fair value of the Company’s investments in common stock of Xtract One and other investments held in trust are determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	June 30, 2023
	Cost Basis	Carrying Value / Fair Value
Xtract One common stock	$6,783	$22,408
Other equity investments with readily determinable fair values	13,772	14,406
	$20,555	$36,814

	June 30, 2022
	Cost Basis	Carrying Value / Fair Value
Other equity investments with readily determinable fair values	$3,197	$2,736
	$3,197	$2,736
The following table summarizes the realized and unrealized gains on equity investments with readily determinable fair values, recorded within Miscellaneous income (expense), net within the Company’s consolidated statement of operations, for the years ended June 30, 2023 and 2022. The Company did not have any investments in the year ended June 30, 2021, and therefore no gains or losses were recorded.

	Years Ended June 30,
	2023	2022
Unrealized gain - Xtract One common stock	$15,625	$—
Unrealized gain (loss) - other equity investments with readily determinable fair values	1,095	(461)
Realized loss - other equity investments with readily determinable fair values	(4)	—
	$16,716	$(461)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	June 30,
		2023	2022
Assets:
Money market accounts	I	$17,330	$26,018
Time deposit	I	1,457	56,082
Equity investments	I	36,814	2,736
Warrants	III	13,098	—
Total assets measured at fair value		$68,699	$84,836
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy and are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposit approximates fair value due to their short-term maturities. Refer to Note 10 for further details regarding equity investments.
Level III Inputs
The Company’s level III assets consist of warrants entitling the Company to acquire additional common shares of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous income (expense), net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculated the fair value of the warrants as of June 30, 2023:

June 30, 2023
Expected term	2.34 years
Expected volatility	74.43%
Risk-free interest rate	4.68%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

Year Ended June 30,
2023
Balance at beginning of period	$—
Purchase of warrants	3,257
Unrealized gains on warrants	9,841
Balance at ending of period	$13,098

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	June 30, 2023		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$295,000	$295,000	$220,000	$220,000
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
As of June 30, 2023, future cash payments required under contracts entered into by the Company in the normal course of business in excess of one year are as follows:

	Off-Balance Sheet Commitments(a)	Contractual Obligations reflected on the Balance Sheet(b)	Total(c)
Fiscal year ending June 30, 2024	$200,561	$104,683	$305,244
Fiscal year ending June 30, 2025	220,342	5,886	226,228
Fiscal year ending June 30, 2026	120,878	3,249	124,127
Fiscal year ending June 30, 2027	67,084	2,492	69,576
Fiscal year ending June 30, 2028	30,606	2,492	33,098
Thereafter	31,914	7,539	39,453
	$671,385	$126,341	$797,726
_________________
(a)Consist principally of the Company’s obligations under employment agreements that the Company has with its sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.
(b)Consist primarily of amounts earned under employment agreements that the Company has with certain of its sports teams’ personnel.
(c)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 for further information on the Company’s pension obligations. In addition, see Note 7 for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2023.
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
All borrowings under the 2021 Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the 2021 Knicks Revolving Credit Facility. During the year ended June 30, 2023, the Company borrowed an additional $55,000 and made principal repayments of $40,000 under the 2021 Knicks Revolving Credit Facility. The outstanding balance under the 2021 Knicks Revolving Credit Facility was $235,000 as of June 30, 2023, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Knicks Revolving Credit Facility as of June 30, 2023 was 6.43%. During the year ended June 30, 2023 the Company made interest payments of $13,085 in respect of the 2021 Knicks Revolving Credit Facility. In addition, on July 10, 2023, the Company borrowed an additional $25,000 under the 2021 Knicks Revolving Credit Facility.
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
In addition to the financial covenant described above, the 2021 Knicks Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The 2021 Knicks Revolving Credit Facility contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2021 Knicks Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the 2021 Knicks Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
The 2021 Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2023, Knicks LLC was in compliance with this financial covenant.

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
All borrowings under the 2021 Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2021 Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the 2021 Rangers Revolving Credit Facility. During the year ended June 30, 2023, the Company borrowed $160,000 and made principal repayments of $100,000 under the 2021 Rangers Revolving Credit Facility. The outstanding balance under the 2021 Rangers Revolving Credit Facility was $60,000 as of June 30, 2023, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the 2021 Rangers Revolving Credit Facility as of June 30, 2023 was 6.95%. During the year ended June 30, 2023 the Company made interest payments of $4,911 in respect of the 2021 Rangers Revolving Credit Facility.
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
In addition to the financial covenant described above, the 2021 Rangers Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The 2021 Rangers Revolving Credit Facility contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2021 Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the 2021 Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the 2021 Rangers Revolving Credit Facility.
The 2021 Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2023, Rangers LLC was in compliance with this financial covenant.

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
All obligations under the 2021 Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the 2021 Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the 2021 Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the 2021 Rangers NHL Advance Agreement was $30,000 as of June 30, 2023 and was recorded as Debt in the accompanying consolidated balance sheet. During the year ended June 30, 2023 the Company made interest payments of $675.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported on the accompanying consolidated balance sheets:

	June 30, 2023	June 30, 2022
Other current assets	$1,145	$1,145
Other assets	2,810	3,954
Note 14. Benefit Plans
Defined Benefit Pension Plans
The Company sponsors the MSG Sports, LLC Excess Cash Balance Plan (the “Excess Cash Balance Plan”), an unfunded non-contributory, non-qualified excess cash balance plan and the MSG Sports, LLC Excess Retirement Plan, an unfunded non-contributory, non-qualified defined benefit pension plan for the benefit of certain employees (collectively referred to as “Pension Plans”). All benefits in the Company’s Pension Plans are frozen and participants are not able to earn benefits for future service under these plans, and no employee of the Company who was not already a participant as of the date the respective plan was frozen may become a participant in the Pension Plans. Existing account balances under the Excess Cash Balance Plan are credited with monthly interest in accordance with the terms of the plan.
The following table summarizes the projected benefit obligations and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2023 and 2022, associated with the Pension Plans based upon actuarial valuations as of those measurement dates.

	June 30,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of period	$8,314	$9,600
Interest cost	239	123
Actuarial gain	(215)	(1,078)
Benefits paid	(248)	(248)
Plan settlements paid	(253)	(83)
Benefit obligation at end of period	$7,837	$8,314
The actuarial gain of $215, included in the change in benefit obligation for pension benefits in the year ended June 30, 2023, is primarily the result of increases in the discount rate and demographic experience as of June 30, 2023.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Amounts recognized in the consolidated balance sheets as of June 30, 2023 and 2022 consist of:

	June 30,
	2023	2022
Current liabilities (included in accrued employee related costs)	$(3,311)	$(3,309)
Non-current liabilities (included in Defined benefit obligations)	(4,526)	(5,005)
	$(7,837)	$(8,314)
Accumulated other comprehensive loss, before income tax, as of June 30, 2023 and 2022 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	June 30,
	2023	2022
Actuarial loss	$(543)	$(807)
The following table presents components of net periodic benefit cost for the Pension Plans included in the accompanying consolidated statements of operations for the years ended June 30, 2023, 2022 and 2021. Components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	Years Ended June 30,
	2023	2022	2021
Interest cost	$239	$123	$145
Recognized actuarial loss	18	133	103
Settlement loss recognized (a)	30	9	47
Net periodic benefit cost	$287	$265	$295
_________________
(a)For the years ended June 30, 2023, 2022 and 2021, lump-sum payments totaling $253, $83 and $328, respectively, were distributed to vested participants of the Excess Cash Balance Plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30, 2023, June 30, 2022, and June 31, 2021 for the years ended June 30, 2023, 2022 and 2021, respectively. Discount rates used for the projected benefit obligation and interest cost were 4.38% and 2.97% as of June 30, 2023, respectively, 1.89% and 0.86% as of June 30, 2022, respectively, and 1.73% and 0.91% as of June 30, 2021, respectively. Additionally, settlement charges of $30, $9 and $47 were recognized in Miscellaneous income (expense), net for the years ended June 30, 2023, 2022 and 2021, respectively.
Other pre-tax changes benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2023, 2022 and 2021 are as follows:

	Years Ended June 30,
	2023	2022	2021
Actuarial gain (loss), net	$215	$1,078	$(38)
Recognized actuarial loss	18	133	103
Settlement loss recognized	30	9	47
Total recognized in other comprehensive income (loss)	$263	$1,220	$112

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2023 and 2022 are as follows:

	June 30,
	2023	2022
Discount rate	5.44%	4.60%
Interest crediting rate	3.77%	2.76%
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2023, 2022 and 2021 are as follows:

	Years Ended June 30,
	2023	2022	2021
Discount rate - projected benefit obligation	4.60%	2.35%	2.35%
Discount rate - interest cost	4.27%	1.84%	1.84%
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2023, 2022, and 2021 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments:

Fiscal year ending June 30, 2024	$3,409
Fiscal year ending June 30, 2025	588
Fiscal year ending June 30, 2026	561
Fiscal year ending June 30, 2027	445
Fiscal year ending June 30, 2028	426
Fiscal years ending June 30, 2029 – 2033	1,881

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Defined Contribution Pension Plans
MSG Sports employees participate in The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), which is a multiple employer plan sponsored by MSG Entertainment Holdings, LLC, a wholly owned subsidiary of MSG Entertainment. In addition, the Company sponsors the MSG Sports LLC Excess Savings Plan (the “Excess Savings Plan”), which provides non-qualified retirement benefits to eligible MSG Sports employees.
Expense related to the 401(k) Plan and Excess Savings Plan was $4,897, $4,956, and $2,310 for the years ended June 30, 2023, 2022, and 2021, respectively.
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
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2023, 2022 and 2021, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2023 and 2022 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Sports
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2023	2022		2023	2022	2021	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players’ Pension Plan	832172122	001	Yellow	Yellow	Implemented	$4,113	$—	$3,526	No	6/1/2030 (with certain termination rights becoming effective 6/2029)
			as of	as of
			2/1/2022	2/1/2021
National Hockey League Players’ Retirement Benefit Plan	462555356	001	Green	Green	No	1,413	1,276	1,153	No	9/15/26
			as of	as of
			4/30/2022	4/30/2021
All Other Multiemployer Defined Benefit Pension Plans						453	373	371
						$5,979	$1,649	$5,050
The Company was not listed as providing more than 5 percent of the total contributions in any Form 5500 for the years ended June 30, 2023, 2022 and 2021.
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $1,113, $1,092 and $1,273 for the years ended June 30, 2023, 2022 and 2021, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $274, $278 and $3,526 for the years ended June 30, 2023, 2022 and 2021, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
Executive Deferred Compensation Plan
The Company sponsors the Madison Square Garden Sports Corp. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which was established in November 2021, for the purpose of permitting a select group of highly-compensated employees to defer the employee’s annual base salary and bonus into the Deferred Compensation Plan with returns on such deferrals tracking the performance of certain investments. Amounts deferred and invested by employees under the Deferred Compensation Plan are placed in an irrevocable trust established by the Company and all assets of the trust are subject to the creditors of the Company in the event of insolvency. In accordance with ASC Topic 710, Compensation – General (“ASC Topic 710”), the assets of the trust are consolidated with the accounts of the Company and are recognized in the Company’s consolidated balance sheet.
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Miscellaneous income (expense), net in the Company’s consolidated statements of operations. The Company recorded compensation expense/(compensation cost credits) of $1,091 and $(461), for the years ended June 30, 2023 and 2022, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains/(losses) of $1,091 and $(461), for the years ended June 30, 2023 and 2022, respectively, within Miscellaneous income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
Amounts recognized in the consolidated balance sheets as of June 30, 2023 and 2022 related to the Deferred Compensation Plan consist of:

	June 30,	June 30,
	2023	2022
Non-current assets (included in investments)	$14,406	$2,736
Current liabilities (included in accrued employee related costs)	(1,358)	(123)
Non-current liabilities (included in other employee related costs)	(13,048)	(2,613)

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
In connection with the Sphere Distribution, pursuant to the terms of the incentive plans and award agreements, (i) each holder of an RSU and PSU granted under the Employee Stock Plan received one Sphere Entertainment RSU or PSU in respect of every one Company RSU or PSU owned on the Record Date and continues to be entitled to a share of the Company’s Class A Common Stock (or cash or other property) for each Company RSU or PSU in accordance with the existing award agreement, (ii) one share of Sphere Entertainment Class A Common Stock was issued under the Sphere Entertainment Non-Employee Director Plan in respect of every one RSU outstanding under the Company’s Non-Employee Director Plan, which remain outstanding and continue to be entitled to a share of the Company’s Class A Common Stock (or cash or other property) in accordance with the existing award agreement, and (iii) each option to purchase the Company’s Class A Common Stock became two options: one option to acquire Sphere Entertainment Class A Common Stock and one option to acquire the Company’s Class A Common Stock. The existing exercise price was allocated between the Company’s options and the new Sphere Entertainment options based upon the volume-weighted average prices of the Sphere Entertainment Class A Common Stock and the Company’s Class A Common Stock using the 10-day volume weighted average trading price immediately following the Sphere Distribution, and the underlying share amount was consistent with the one-to-one distribution ratio in the Sphere Distribution. Other than the split of the options and the allocation of the existing exercise price, there were no additional adjustments to the existing options in connection with the Sphere Distribution.
The Company’s RSUs/PSUs and/or stock options held by individuals who are solely Sphere Entertainment or MSG Entertainment employees will not be expensed by the Company; however, such RSUs/PSUs and/or stock options do have a dilutive effect on earnings (loss) per share available to the Company’s common stockholders.
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
Share-based compensation expense was recognized in the consolidated statements of operations as a component of direct operating expenses or selling, general and administrative expenses. Share-based compensation expense recorded during the years

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
ended June 30, 2023, 2022 and 2021 was $25,203, $24,245 and $30,437, respectively. There were no costs related to share-based compensation in operations that were capitalized for the years ended June 30, 2023, 2022 and 2021.
As of June 30, 2023, there was $14,439 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years for unvested RSUs and PSUs.
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
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company Sphere Entertainment, and MSG Entertainment employees, for the year ended June 30, 2023:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant (a)
	RSUs	PSUs
Unvested award balance as of June 30, 2022	199	189	$198.21
Granted	97	60	$165.33
Vested	(170)	(87)	$213.06
Forfeited	(2)	(2)	$160.31
Unvested award balance as of June 30, 2023	124	160	$167.08
_________________
(a)     Weighted-average fair value per share at date of grant does not reflect any adjustment associated with the Sphere Distribution. See above for a discussion of the treatment of RSUs and PSUs in connection with the Sphere Distribution.
The fair value of RSUs and PSUs that vested during the year ended June 30, 2023 was $40,944. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 117 of these RSUs and PSUs, with an aggregate value of $17,897, inclusive of $4,233 related to Sphere Entertainment and MSG Entertainment employees (who vested in the Company’s RSUs and PSUs), were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2023.
The fair value of RSUs and PSUs that vested during the years ended June 30, 2022 and 2021 was $40,490 and $36,099, respectively. The weighted-average fair value per share at grant date of RSUs and PSUs granted during the years ended June 30, 2022 and 2021 was $162.09 and $162.81, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the year ended June 30, 2023:

	Number of	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Time Vesting Options
Balance as of June 30, 2022	94	$145.78	5.46	$490
Granted	—	$—
Cancelled	—	$—
Balance as of June 30, 2023	94	$138.78	4.46	$4,623
Exercisable as of June 30, 2023	94	$138.78	4.46	$4,623
_________________
(a)     Weighted-average exercise price per share does not reflect any adjustment associated with the Sphere Distribution. See above for a discussion of the treatment of options in connection with the Sphere Distribution.
Note 16. Stock Repurchase Program
Effective as of October 1, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades, or such other matter as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
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
As of June 30, 2023, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 17. Related Party Transactions
As of June 30, 2023, members of the Dolan family including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.0% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Entertainment as of June 30, 2023:
•Arena License Agreements, entered into in April 2020, pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams’ merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from sales and catering services during Knicks and Rangers home games, (v) provides day of game services, and (vi) provides other general services within The Garden;
•Sponsorship sales and service representation agreements pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition, under this agreement, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets. As of January 1, 2023, the Company has been providing certain services that were previously provided by MSG Entertainment under the agreements on an interim basis, and MSG Entertainment fully reimburses the Company for the costs of providing such services;
•Team sponsorship allocation agreement with MSG Entertainment, pursuant to which the teams continue receiving an allocation of sponsorship and signage revenues associated with the sponsorship agreements;
•Services agreement pursuant to which the Company (i) receives certain services from MSG Entertainment, such as information technology, accounts payable, payroll, human resources, and other corporate functions, and executive support services, in exchange for service fees and (ii) provides certain services to MSG Entertainment, such as certain communications, legal, ticketing, sponsorship and premium hospitality-related services, in exchange for service fees;
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
•Aircraft sharing agreements pursuant to which MSG Entertainment has agreed from time to time to make its aircraft and aircraft it leases from other related parties available to the Company for lease on a “time sharing” basis; and
•Other agreements with MSG Entertainment entered into in connection with the Sphere Distribution, including a trademark license agreement and certain other arrangements.
The Company is also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of June 30, 2023:
•Media rights agreements between the Company and MSG Networks, entered into in July 2015 with stated terms of 20 years, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;
•Arrangements with MSG Networks pursuant to which the Knicks and the Rangers have allocated revenues with MSG Networks related to virtual advertising inventory;
•Other agreements with Sphere Entertainment in connection with the Sphere Distribution, including a distribution agreement, a tax disaffiliation agreement and an employee matters agreement and certain other arrangements; and
•Other agreements with MSG Networks entered into in connection with the MSGS Distribution, including an employee matters agreement, agreements related to audio-only distribution rights for Knicks and Rangers games, and certain other arrangements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In addition, the Company shared certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with Sphere Entertainment and, following the MSGE Distribution, MSG Entertainment; (ii) the Company’s Vice Chairman with AMC Networks, Sphere Entertainment and, following the MSGE Distribution, MSG Entertainment, and (iii) the Company’s Executive Vice President with Sphere Entertainment and AMC Networks. The Company also previously shared such costs for the Company’s former Chief Executive Officer with Sphere Entertainment through March 31, 2022. Additionally, the Company, Sphere Entertainment, AMC Networks, and, following the MSGE Distribution, MSG Entertainment allocated the costs of certain personal aircraft and helicopter usage by their shared executives.
From time to time the Company has entered into, and may in the future enter into, arrangements with 605, LLC. Kristin A. Dolan, a former director of the Company and spouse of James L. Dolan, the Company’s Executive Chairman and a director, is the founder, Non-Executive Chairman and former Chief Executive Officer of 605, LLC.  James L. Dolan and Kristin A. Dolan own 50% of 605, LLC. 605, LLC has provided audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2023, 2022 and 2021:

	Years Ended June 30,
	2023	2022	2021
Revenues (a)	$190,000	$178,696	$147,029
Operating expenses (credits):
Expense pursuant to Services agreement with MSG Entertainment	36,458	38,102	36,730
Rent expense pursuant to Sublease agreement with MSG Entertainment	2,918	2,978	2,636
Costs associated with the Sponsorship sales and service representation agreements	19,329	22,316	16,016
Operating lease expense associated with the Arena License Agreements	67,619	67,620	36,629
Other costs associated with the Arena License Agreements	36,240	33,894	10,345
Other operating expenses (credits), net	84	1,288	(302)
(a) Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.
Note 18. Income Taxes
Income tax expense (benefit) attributable to operations is comprised of the following components:

	Years Ended June 30,
	2023	2022	2021
Current expense (benefit):
Federal	$23,161	$—	$—
State and other	6,110	572	243
	29,271	572	243
Deferred expense (benefit):
Federal	(643)	18,664	(21,096)
State and other	15,665	5,816	(52,568)
	15,022	24,480	(73,664)
Income tax expense (benefit)	$44,293	$25,052	$(73,421)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The income tax expense (benefit) attributable to operations differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2023	2022	2021
Federal tax expense (benefit) at statutory federal rate	$18,883	$15,525	$(18,757)
State income taxes, net of federal benefit	15,066	8,763	(7,331)
Change in the estimated applicable tax rate used to determine deferred taxes	1,788	(3,191)	(896)
Capital loss carryover	(2,728)	—	—
GAAP income of consolidated partnership attributable to non-controlling interests	455	473	408
Return to provision	366	(2,476)	—
Change in valuation allowance	2,728	—	(52,108)
Nondeductible officers’ compensation	5,238	5,156	4,081
Nondeductible disability insurance premiums expense	1,227	964	392
Other nondeductible expenses	558	379	862
Excess tax benefit related to shared based-payments awards	636	(678)	(72)
Other	76	137	—
Income tax expense (benefit)	$44,293	$25,052	$(73,421)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2023 and 2022 are as follows:

	June 30,
	2023	2022
Deferred tax asset:
Net operating loss carryforwards	$—	$21,171
Capital loss and tax credit carryforwards	2,728	6,547
Accrued employee benefits	20,760	21,687
Accrued expenses	27,186	7,525
Restricted stock units and stock options	4,717	6,348
Arena deferred rent adjustment	26,268	17,044
Deferred revenue accelerated for tax purposes	9,506	10,920
Other	462	7,240
Total deferred tax assets	$91,627	$98,482
Less valuation allowance	(2,728)	—
Net deferred tax assets	$88,899	$98,482

Deferred tax liabilities:
Intangible and other assets	$(102,570)	$(97,653)
Prepaid expenses	(10,353)	(9,746)
Total deferred tax liabilities	$(112,923)	$(107,399)

Net deferred tax liability	$(24,024)	$(8,917)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2023, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax assets related to capital loss carryforwards. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The Company does not have any uncertain tax positions as of June 30, 2023 and 2022.
Prior to the Sphere Distribution, the Company and Sphere Entertainment entered into a Tax Disaffiliation Agreement (“TDA”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits. Under the TDA, the Company will generally be responsible for all U.S. federal, state, local and other applicable income taxes of Sphere Entertainment for any taxable period or portion of such period ending on or before the Sphere Distribution Date.
The Company was notified in April 2020 that the City of New York was commencing an audit of the local income tax returns for the fiscal years ended June 30, 2016 and 2017. The Company does not expect the examinations, when finalized, to result in material changes.
The federal and state statute of limitations are currently open for tax returns for years starting with 2020 and 2016, respectively
During the year ended June 30, 2023, the Company made income tax payments of $18,615.

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
The following individual non-related parties accounted for the following percentages of the Company’s consolidated receivable balances recorded in Accounts receivable, net and Other assets in the accompanying consolidated balance sheets:

	June 30,
	2023	2022
Entity A	17%	35%
Entity B	52%	35%

The following individual non-related parties accounted for the following percentages of the Company’s consolidated revenue balances:

	Years Ended June 30,
	2023	2022	2021
Entity B	13%	14%	32%
Entity A	3%	3%	12%
Revenues from MSG Networks amounted to $172,340, $163,037 and $145,098 for the years ended June 30, 2023, 2022 and 2021, which represented 19%, 20% and 35%, respectively, of the Company’s consolidated revenues (see Note 17).
As of June 30, 2023, approximately 109 full-time and part-time employees, which represent approximately 11.3% of the Company’s workforce, are subject to CBAs. There are no union employees subject to CBAs that expired as of June 30, 2023 and there are no union employees subject to CBAs that will expire by June 30, 2024.