Form 10-Q
period 2023-09-30
Madison Square Garden Sports Corp.
filed 2023-11-02
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 27, 2023:

Class A Common Stock par value $0.01 per share	—	19,404,363
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51,208	$40,398
Restricted cash	1,211	61
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of September 30, 2023 and June 30, 2023, respectively	34,809	40,139
Net related party receivables	18,280	15,969
Prepaid expenses	71,422	24,768
Other current assets	23,866	27,898
Total current assets	200,796	149,233
Property and equipment, net of accumulated depreciation and amortization of $49,911 and $49,117 as of September 30, 2023 and June 30, 2023, respectively	30,244	30,501
Right-of-use lease assets	713,350	715,283
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	57,703	67,374
Other assets	33,825	22,459
Total assets	$1,366,085	$1,315,017

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	September 30, 2023	June 30, 2023
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$5,476	$9,093
Net related party payables	6,337	5,842
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	70,152	144,310
League-related accruals	80,184	106,926
Other accrued liabilities	10,608	17,561
Operating lease liabilities, current	50,530	49,745
Deferred revenue	300,440	157,051
Total current liabilities	553,727	520,528
Long-term debt	370,000	295,000
Operating lease liabilities, noncurrent	734,277	746,437
Defined benefit obligations	4,532	4,526
Other employee related costs	51,631	49,070
Deferred tax liabilities, net	8,856	24,024
Deferred revenue, noncurrent	1,605	12,666
Total liabilities	1,724,628	1,652,251
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,404 and 19,364 shares outstanding as of September 30, 2023 and June 30, 2023, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2023 and June 30, 2023	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2023 and June 30, 2023	—	—
Additional paid-in capital	7,553	16,846
Treasury stock, at cost, 1,044 and 1,084 shares as of September 30, 2023 and June 30, 2023, respectively	(172,605)	(179,410)
Accumulated deficit	(192,737)	(173,910)
Accumulated other comprehensive loss	(1,003)	(1,009)
Total equity	(358,543)	(337,234)
Total liabilities and equity	$1,366,085	$1,315,017

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2023	2022
Revenues (a)	$43,046	$24,089

Operating expenses:
Direct operating expenses (b)	3,520	3,681
Selling, general and administrative expenses (c)	53,556	55,281
Depreciation and amortization	794	1,025
Operating loss	(14,824)	(35,898)
Other income (expense):
Interest income	453	356
Interest expense	(6,929)	(3,312)
Miscellaneous expense, net	(12,665)	(166)
	(19,141)	(3,122)
Loss before income taxes	(33,965)	(39,020)
Income tax benefit	15,144	20,493
Net loss	(18,821)	(18,527)
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(707)
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(18,821)	$(17,820)

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.79)	$(0.73)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.79)	$(0.73)
Weighted-average number of common shares outstanding:
Basic	23,971	24,295
Diluted	23,971	24,295
_________________
(a)Includes revenues from related parties of $8,817 and $8,174 for the three months ended September 30, 2023 and 2022, respectively.
(b)Includes net charges from related parties of $2,616 and $2,184 for the three months ended September 30, 2023 and 2022, respectively.
(c)Includes net charges from related parties of $12,125 and $13,308 for the three months ended September 30, 2023 and 2022, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2023	2022
Net loss	$(18,821)	$(18,527)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	9	4
Other comprehensive income, before income taxes	9	4
Income tax expense related to items of other comprehensive income	(3)	(1)
Other comprehensive income, net of income taxes	6	3
Comprehensive loss	(18,815)	(18,524)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	—	(707)
Comprehensive loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(18,815)	$(17,817)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,821)	$(18,527)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	794	1,025
Provision for deferred income taxes	(15,170)	(20,525)
Share-based compensation expense	4,149	7,220
Unrealized loss on equity investments with readily determinable fair value and warrants	12,101	103
Other non-cash adjustments	571	286
Change in assets and liabilities:
Accounts receivable, net	5,330	9,973
Net related party receivables	(2,315)	2,993
Prepaid expenses and other assets	(54,275)	(53,988)
Investments	(1,481)	(7,636)
Accounts payable	(3,821)	(4,797)
Net related party payables	659	8,614
Accrued and other liabilities	(104,748)	(48,915)
Deferred revenue	132,328	134,709
Operating lease right-of-use assets and lease liabilities	(9,442)	(9,250)
Net cash (used in) provided by operating activities	(54,141)	1,285
Cash flows from investing activities:
Capital expenditures	(391)	(271)
Purchases of investments	(1,338)	—
Net cash used in investing activities	(1,729)	(271)
Cash flows from financing activities:
Dividends paid	(537)	—
Taxes paid in lieu of shares issued for equity-based compensation	(6,633)	(10,996)
Proceeds from revolving credit facilities	75,000	—
Net cash provided by (used in) financing activities	67,830	(10,996)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,960	(9,982)
Cash, cash equivalents and restricted cash at beginning of period	40,459	91,018
Cash, cash equivalents and restricted cash at end of period	$52,419	$81,036

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$402	$39

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2023
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	$249	$16,846	$(179,410)	$(173,910)	$(1,009)	$(337,234)
Net loss	—	—	—	(18,821)	—	(18,821)
Other comprehensive income	—	—	—	—	6	6
Comprehensive loss	—	—	—	—	—	(18,815)
Share-based compensation	—	4,149	—	—	—	4,149
Tax withholding associated with shares issued for equity-based compensation	—	(6,637)	—	—	—	(6,637)
Common stock issued under stock incentive plans	—	(6,805)	6,805	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(6)	—	(6)
Balance as of September 30, 2023	$249	$7,553	$(172,605)	$(192,737)	$(1,003)	$(358,543)

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
Madison Square Garden Sports Corp. (together with its subsidiaries, collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional sports franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. These professional sports franchises are collectively referred to herein as the “sports teams.” In addition, the Company previously owned a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. In April 2023, the Company sold its controlling interest in CLG to Hard Carry Gaming Inc. (“NRG”), a professional gaming and entertainment company in exchange for a noncontrolling equity interest in the combined NRG/CLG company. CLG and the sports teams are collectively referred to herein as the “teams.” The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
The Company operates and reports financial information in one segment. The Company’s decision to organize as one operating segment and report in one segment is based upon its internal organizational structure; the manner in which its operations are managed; and the criteria used by the Company’s Executive Chairman, its Chief Operating Decision Maker (“CODM”), to evaluate segment performance. The Company’s CODM reviews total company operating results to assess overall performance and allocate resources.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All of the outstanding common stock of the Company was distributed to MSG Networks shareholders (the “MSGS Distribution”) on September 30, 2015.
On April 17, 2020, the Company distributed all of the outstanding common stock of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp. and referred to herein as “Sphere Entertainment”) to its stockholders (the “Sphere Distribution”).
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed to its stockholders approximately 67% of the issued and outstanding shares of common stock of Madison Square Garden Entertainment Corp. (referred to herein as “MSG Entertainment”) to its stockholders (the “MSGE Distribution”). All agreements between the Company and MSG Entertainment described herein were between the Company and Sphere Entertainment prior to the MSGE Distribution (except agreements entered into after the MSGE Distribution Date).
Unless the context otherwise requires, all references to MSG Entertainment, Sphere Entertainment and MSG Networks refer to such entity, together with its direct and indirect subsidiaries.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 (“fiscal year 2023”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the sports teams’ games are played.
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation and relate to the separation of Investments and unrealized loss on equity investments with readily determinable fair value and warrants on the consolidated statements of cash flows for the three months ended September 30, 2022.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. For consolidated subsidiaries where the Company’s ownership is less than 100%, the relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net income (loss) attributable to nonredeemable noncontrolling interests” and “Comprehensive income (loss) attributable to nonredeemable noncontrolling interests” in the accompanying consolidated balance sheets, the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss), respectively.
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, fair value of investments, deferred tax valuation allowance, tax accruals, and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow and excluding playoffs), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the Financial Statements to be reasonable.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three months ended September 30, 2023 and 2022, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Event-related (a)	$5,821	$5,346
Media rights (b)	7,219	6,986
Sponsorship, signage and suite licenses	5,314	4,814
League distributions and other	24,692	6,943
Total revenues from contracts with customers	$43,046	$24,089
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2023 and June 30, 2023.

	September 30,	June 30,
	2023	2023
Receivables from contracts with customers, net (a)	$31,842	$20,134
Contract assets, current (b)	13,777	19,465
Deferred revenue, including non-current portion (c), (d)	302,045	169,717
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of September 30, 2023 and June 30, 2023, the Company had receivable balances related to escrow and player compensation recoveries of $1,244 and $1,544, respectively, recorded in Accounts receivable, net.
(b)Contract assets, current, which are reported as Other current assets in the accompanying consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The Company’s deferred revenue related to local media rights was $36,490 and $0 as of September 30, 2023 and June 30, 2023, respectively. See Note 16 for further details on these related party arrangements.
(d)Revenue recognized for the three months ended September 30, 2023 relating to the deferred revenue balance as of June 30, 2023 was $19,233.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal Year 2024 (remainder)	$162,928
Fiscal Year 2025	115,935
Fiscal Year 2026	72,727
Fiscal Year 2027	39,055
Fiscal Year 2028	20,213
Thereafter	18,047
$428,905
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of earnings (loss) allocated to common shares and a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive.

	Three Months Ended
	September 30,
	2023	2022
Net earnings (loss) allocable to common shares, basic and diluted (numerator):
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(18,821)	$(17,820)
Less: Dividends to other-than-common stockholders(a)	6	—
Net loss allocable to common shares, basic and diluted (numerator):	$(18,827)	$(17,820)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	23,971	24,295
Dilutive effect of shares issuable under share-based compensation plans	—	—
Weighted-average shares for diluted EPS	23,971	24,295
Weighted-average shares excluded from diluted EPS	94	128

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.79)	$(0.73)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.79)	$(0.73)
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). There were no Team personnel transactions for the three months ended September 30, 2023 and Team personnel transactions were a net credit of $329 for the three months ended September 30, 2022.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2023	June 30, 2023	September 30, 2022	June 30, 2022
Captions on the consolidated balance sheets:
Cash and cash equivalents	$51,208	$40,398	$81,036	$91,018
Restricted cash (a)	1,211	61	—	—
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$52,419	$40,459	$81,036	$91,018
_________________
(a)Restricted cash as of September 30, 2023 and June 30, 2023 primarily included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information).
Note 7. Leases
As of September 30, 2023, the Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) and a lease agreement for an aircraft. Prior to the MSGE Distribution Date, the Sublease Agreement was between the Company and Sphere Entertainment. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the ASC Topic 842, Leases. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the Company’s accounting policies associated with its leases.
As of September 30, 2023, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 1 month to 32 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2023 and June 30, 2023:

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2023	June 30, 2023
Right-of-use assets:
Operating leases	Right-of-use lease assets	$713,350	$715,283
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$50,530	$49,745
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	734,277	746,437
Total lease liabilities		$784,807	$796,182
_________________
(a)As of September 30, 2023, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,952 and $696,559, respectively, that are payable to MSG Entertainment. As of June 30, 2023, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,700 and $707,124, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three months ended September 30, 2023 and 2022:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended September 30,
		2023	2022
Operating lease cost	Direct operating expenses	$1,311	$1,403
Operating lease cost	Selling, general and administrative expenses	2,320	613
Short-term lease cost	Direct operating expenses	—	45
Total lease cost		$3,631	$2,061
Supplemental Information
For the three months ended September 30, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities was $13,072 and $11,263, respectively.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheet as of September 30, 2023 was 30.3 years. The weighted average discount rate was 7.1% as of September 30, 2023 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of September 30, 2023 are as follows:

Fiscal Year 2024 (remainder)	$39,070
Fiscal Year 2025	51,681
Fiscal Year 2026	52,155
Fiscal Year 2027	53,516
Fiscal Year 2028	54,919
Thereafter	2,041,609
Total lease payments	2,292,950
Less imputed interest	(1,508,143)
Total lease liabilities	$784,807

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2024, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of September 30, 2023 and June 30, 2023 was $226,523.
The Company’s indefinite-lived intangible assets as of September 30, 2023 and June 30, 2023 are as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2024, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
For the three months ended September 30, 2022, amortization expense of intangible assets was $108. There was no amortization expense for the three months ended September 30, 2023 as a result of the disposal of CLG in April 2023.
Note 9. Investments

The Company’s investments in nonconsolidated affiliates which are accounted for under the equity method of accounting, equity investments with readily determinable fair values, equity investments without readily determinable fair values, and derivative instruments, which are reported within Investments in the accompanying consolidated balance sheets, consisted of the following:

	September 30, 2023	June 30, 2023
Equity method investments:
NRG	$11,533	$11,948
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	15,855	22,408
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	15,783	14,406
Equity investments without readily determinable fair values(a)	6,852	5,514
Derivative instruments:
Xtract One warrants	7,680	13,098
Total investments	$57,703	$67,374
_________________
(a)For the three months ended September 30, 2023 and 2022, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations.
Equity Method Investments
The Company determined that it has the ability to exert significant influence over the investee and therefore accounts for this investment under the equity method of accounting.
NRG
In April 2023, the Company sold its controlling interest in CLG to NRG, a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company received preferred shares representing approximately 25% of the capital stock of NRG. The Company deconsolidated the CLG business and recorded the investment in NRG at fair value as an equity method investment in the fourth quarter of fiscal year 2023. During the three months ended September 30, 2023, the Company recognized its net share of losses of $415 in Miscellaneous expense, net within the Company’s consolidated statement of operations. As of September 30, 2023 and June 30, 2023, the Company’s ownership in NRG was approximately 25%.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Equity Investments with Readily Determinable Fair Values
The Company holds investments in equity instruments with readily determinable fair value:
•Xtract One, a technology-driven threat detection and security solution company that is listed on the Toronto Stock Exchange under the symbol “XTRA”. The Company holds common stock of Xtract One and holds warrants entitling the Company to acquire additional shares of common stock of Xtract One which are considered derivative instruments. Refer to Note 10 for further details regarding the Company’s warrants, including the inputs used in determining the fair value of the warrants.
•Other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 13 for further details regarding the plan.
The fair value of the Company’s investments in common stock of Xtract One and other investments held in trust are determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	September 30, 2023		June 30, 2023
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$6,783	$15,855	$6,783	$22,408
Other equity investments with readily determinable fair values	15,279	15,783	13,772	14,406
	$22,062	$31,638	$20,555	$36,814
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous expense, net within the Company’s consolidated statement of operations, for the three months ended September 30, 2023 and 2022.

	Three Month Ended September 30,
	2023	2022
Unrealized loss - Xtract One common stock	$(6,553)	$—
Unrealized loss - other equity investments with readily determinable fair values	(130)	(103)
Realized gain - other equity investments with readily determinable fair values	26	—
	$(6,657)	$(103)
Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	September 30, 2023	June 30, 2023
Assets:
Money market accounts	I	$25,489	$17,330
Time deposit	I	23,144	1,457
Equity investments	I	31,638	36,814
Warrants	III	7,680	13,098
Total assets measured at fair value		$87,951	$68,699
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposit approximates fair value due to their short-term maturities. Refer to Note 9 for further details regarding equity investments.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Level III Inputs
The Company’s level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous expense, net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Expected term	2.22 years	2.34 years
Expected volatility	74.35%	74.43%
Risk-free interest rate	5.03%	4.68%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

Three Months Ended
September 30,
2023
Balance at beginning of period	$13,098
Unrealized losses on warrants	(5,418)
Balance at end of period	$7,680
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$370,000	$370,000	$295,000	$295,000
_________________
(a)The Company’s debt, current is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s debt, current is the same as its carrying amount based on valuation of similar securities. See Note 12 for further details.
(b)The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s long-term debt is the same as its carrying amount as the debt bears interest at a variable rate indexed to current market conditions. See Note 12 for further details.
Note 11. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 7 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2023 other than activities in the ordinary course of business.

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
On November 6, 2020, the Company amended and restated the 2016 Knicks Credit Agreement in its entirety (the “2020 Knicks Credit Agreement”). On December 14, 2021, Knicks LLC entered into Amendment No. 2 to the 2020 Knicks Credit Agreement, which amended and restated the 2020 Knicks Credit Agreement (the “Knicks Credit Agreement”).
The Knicks Credit Agreement provides for a senior secured revolving credit facility of up to $275,000 (the “Knicks Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the Knicks Credit Agreement is December 14, 2026. Amounts borrowed may be distributed to the Company except during an event of default.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During the three months ended September 30, 2023, the Company borrowed an additional $40,000 under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $275,000 as of September 30, 2023, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of September 30, 2023 was 6.67%. During the three months ended September 30, 2023 the Company made interest payments of $4,340 in respect of the Knicks Revolving Credit Facility.
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
In addition to the financial covenant described above, the Knicks Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Knicks Revolving Credit Facility contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Knicks Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Knicks Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2023, Knicks LLC was in compliance with this financial covenant.

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
On November 6, 2020, the Company amended and restated the 2017 Rangers Credit Agreement in its entirety (the “2020 Rangers Credit Agreement”). On December 14, 2021, Rangers LLC entered into Amendment No. 3 to the 2020 Rangers Credit Agreement, which amended and restated the 2020 Rangers Credit Agreement (the “Rangers Credit Agreement”).
The Rangers Credit Agreement provides for a senior secured revolving credit facility of up to $250,000 (the “Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the Rangers Credit Agreement is December 14, 2026. Amounts borrowed may be distributed to the Company except during an event of default.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. During the three months ended September 30, 2023, the Company borrowed an additional $35,000 under the Rangers Revolving Credit Facility. The outstanding balance under the Rangers Revolving Credit Facility was $95,000 as of September 30, 2023, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Rangers Revolving Credit Facility as of September 30, 2023 was 7.17%. During the three months ended September 30, 2023 the Company made interest payments of $1,077 in respect of the Rangers Revolving Credit Facility.
All obligations under the Rangers Revolving Credit Facility are, subject to the Rangers NHL Advance Agreement (as defined below), secured by a first lien security interest in certain of Rangers LLC’s assets, including, but not limited to, (i) Rangers LLC’s membership rights in the NHL, (ii) revenues to be paid to Rangers LLC by the NHL pursuant to certain U.S. and Canadian national broadcast agreements, and (iii) revenues to be paid to Rangers LLC pursuant to local media contracts.
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
In addition to the financial covenant described above, the Rangers Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Rangers Revolving Credit Facility contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the Rangers Revolving Credit Facility.
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2023, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the Rangers NHL Advance Agreement was $30,000 as of September 30, 2023 and was recorded as Debt in the accompanying consolidated balance sheet. During the three months ended September 30, 2023 the Company made interest payments of $450.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	September 30, 2023	June 30, 2023
Other current assets	$1,145	$1,145
Other assets	2,523	2,810
Note 13. Benefit Plans
Defined Benefit Pension Plans
The Company sponsors the MSG Sports, LLC Excess Cash Balance Plan (the “Excess Cash Balance Plan”), an unfunded non-contributory, non-qualified excess cash balance plan and the MSG Sports, LLC Excess Retirement Plan, an unfunded non-contributory, non-qualified defined benefit pension plan for the benefit of certain employees (collectively referred to as the “Pension Plans”). All benefits in the Pension Plans are frozen and participants are not able to earn benefits for future service under these plans, and no employee of the Company who was not already a participant as of the date the respective plan was frozen may become a participant in the Pension Plans. Existing account balances under the Excess Cash Balance Plan are credited with monthly interest in accordance with the terms of the plan.
The following table presents components of net periodic benefit cost for the Pension Plans included in the accompanying consolidated statements of operations for the three months ended September 30, 2023 and 2022. Components of net periodic benefit cost are reported in Miscellaneous expense, net.

	Three Months Ended
	September 30,
	2023	2022
Interest cost	$68	$60
Recognized actuarial loss	9	4
Net periodic benefit cost	$77	$64
Defined Contribution Plans
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
Expense related to the 401(k) Plan and Excess Savings Plan for the three months ended September 30, 2023 and 2022 was $1,294 and $1,065, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Executive Deferred Compensation Plan
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation cost credits of $104 and $103 for the three months ended September 30, 2023 and 2022, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded losses of $104 and $103 for the three months ended September 30, 2023 and 2022, respectively, within Miscellaneous expense, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	September 30, 2023	June 30, 2023
Non-current assets (included in other assets)	$15,783	$14,406
Current liabilities (included in accrued employee related costs)	(343)	(1,358)
Non-current liabilities (included in other employee related costs)	(15,440)	(13,048)
Note 14. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense is recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $4,149 and $7,220 for the three months ended September 30, 2023 and 2022, respectively. There were no costs related to share-based compensation that were capitalized for the three months ended September 30, 2023 and 2022, respectively.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by current and former employees of the Company and non-employee directors, for the three months ended September 30, 2023:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2023	124	160	$167.08
Granted	48	48	$178.45
Vested	(42)	(52)	$161.41
Forfeited / Cancelled	(1)	(1)	$163.39
Unvested award balance, September 30, 2023	129	155	$172.76
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the three months ended September 30, 2023 was $16,637. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s current and former employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 37 of these RSUs, with an aggregate value of $6,637, inclusive of $4 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2023.
The fair value of RSUs that vested during the three months ended September 30, 2022 was $31,766. The weighted-average fair value per share at grant date of RSUs granted during the three months ended September 30, 2022 was $161.58.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the three months ended September 30, 2023:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2023	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of September 30, 2023	94	$138.78	4.21	$3,520
Exercisable as of September 30, 2023	94	$138.78	4.21	$3,520
Note 15. Stock Repurchase Program
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
During the three months ended September 30, 2023 and 2022, the Company did not make any share repurchases under its share repurchase program. As of September 30, 2023, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 16. Related Party Transactions
As of September 30, 2023, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, members of the Dolan family, including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.3% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.0% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of September 30, 2023:
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
•Team sponsorship allocation agreement with MSG Entertainment, pursuant to which the teams receive an allocation of sponsorship and signage revenues associated with sponsorship agreements that include the assets of both the Company and MSG Entertainment;
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•Arrangements pursuant to which the Company provides certain sponsorship, premium hospitality and other business operations services;
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
The Company is also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of September 30, 2023:
•Media rights agreements between the Company and MSG Networks, entered into in July 2015, with stated terms of 20 years providing MSG Networks with local telecast right for Knicks and Rangers games in exchange for media rights fees;
•Arrangements with MSG Networks pursuant to which the Knicks and the Rangers have allocated revenues with MSG Networks related to virtual advertising inventory;
•Arrangements pursuant to which the Company provides Sphere Entertainment with certain sponsorship and other business operations services;
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
The Company is also party to arrangements with MSG Entertainment and Sphere Entertainment pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of aircraft owned or leased by the Company and MSG Entertainment.
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with Sphere Entertainment and, following the MSGE Distribution, with MSG Entertainment as well; (ii) the Company’s Vice Chairman with AMC Networks, Sphere Entertainment and following the MSGE Distribution, with MSG Entertainment as well, and (iii) the Company’s Executive Vice President with Sphere Entertainment and AMC Networks. Additionally, the Company, Sphere Entertainment, AMC Networks, and, following the MSGE Distribution, MSG Entertainment allocate the costs of certain personal aircraft and helicopter usage by their shared executives.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Revenues (a)	$8,817	$8,174
Operating expenses:
Expense pursuant to the Services Agreement	$9,887	$9,513
Rent expense pursuant to Sublease agreement with MSG Entertainment	750	698
Costs associated with the Sponsorship sales and service representation agreements	2,601	2,933
Operating lease expense associated with the Arena License Agreements	1,311	1,311
Other costs associated with the Arena License Agreements	804	970
Other operating (credits) expenses, net	(612)	67
___________________
(a) Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.
Note 17. Income Taxes
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
Income tax benefit for the three months ended September 30, 2023 of $15,144 reflects an effective tax rate of 45%.
Income tax benefit for the three months ended September 30, 2022 of $20,493 reflects an effective tax rate of 53%.
The Company was notified in April 2020 that the City of New York was commencing an audit of the local income tax returns for the fiscal years ended June 30, 2016 and 2017. The Company does not expect the examinations, when finalized, to result in material changes.
During the three months ended September 30, 2023, the Company made income tax payments, net of refunds, of $8,029.

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
•changes in laws, National Basketball Association (“NBA”) or National Hockey League (“NHL”) rules, regulations, guidelines, bulletins, directives, policies and agreements, including the leagues’ respective collective bargaining agreements (each, a “CBA”) with their players’ associations, salary caps, escrow requirements, revenue sharing, NBA luxury tax thresholds and media rights, or other regulations under which we operate;
•the performance by our affiliates of their obligations under various agreements with the Company, including the potential for financial difficulties that may impact MSG Networks Inc.’s (“MSG Networks”) ability to perform its obligations;
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
•the tax-free treatment of the Sphere Distribution (as defined below); and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports,” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and (iii) certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, if any, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2024. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the three months ended September 30, 2023 versus the three months ended September 30, 2022
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2023	2022	$	%
Revenues	$43,046	$24,089	$18,957	79%
Direct operating expenses	3,520	3,681	(161)	(4)%
Selling, general and administrative expenses	53,556	55,281	(1,725)	(3)%
Depreciation and amortization	794	1,025	(231)	(23)%
Operating loss	(14,824)	(35,898)	21,074	59%
Other expense:
Interest expense, net	(6,476)	(2,956)	(3,520)	NM
Miscellaneous expense, net	(12,665)	(166)	(12,499)	NM
Loss before income taxes	(33,965)	(39,020)	5,055	13%
Income tax benefit	15,144	20,493	(5,349)	(26)%
Net loss	(18,821)	(18,527)	(294)	(2)%
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(707)	707	100%
Net loss attributable to Madison Square Garden Sports Corp.’s stockholders	$(18,821)	$(17,820)	$(1,001)	(6)%
Revenues
Revenues increased $18,957, or 79%, to $43,046 for the three months ended September 30, 2023 as compared to the prior year period. The net increase was attributable to the following:

Increase in revenues from league distributions	$16,991
Other net increases	1,966
$18,957
The increase in revenues from league distributions for the three months ended September 30, 2023 was primarily due to an increase in and the timing of recognition of certain league distributions unrelated to national media rights fees.
Direct operating expenses
Direct operating expenses decreased $161, or 4%, to $3,520 for the three months ended September 30, 2023 as compared to the prior year period. The net decrease was attributable to the following:

Decrease in team personnel compensation	$(1,329)
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	1,008
Other net increases	160
$(161)
The decrease in team personnel compensation for the three months ended September 30, 2023 primarily reflects the absence of expenses related to Counter Logic Gaming (“CLG”) in the current year period, following the Company’s sale of its controlling interest in CLG in April 2023.
The increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three months ended September 30, 2023 was primarily due to the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow).

Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, professional fees and costs under the Company’s Services Agreement, (ii) fees related to the Company’s sponsorship sales and service representation agreements, and (iii) sales and marketing costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.
Selling, general and administrative expenses for the three months ended September 30, 2023 decreased $1,725, or 3%, to $53,556 as compared to the prior year period driven by lower employee compensation and related benefits of $2,705, primarily due to executive management transition costs recognized in the prior year period, partially offset by higher other general and administrative expenses.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2023 decreased $231, or 23%, to $794 as compared to the prior year period.
Operating loss
Operating loss for the three months ended September 30, 2023 decreased $21,074, or 59%, to $14,824 as compared to the prior year period primarily due to higher revenues and, to a lesser extent, lower selling, general and administrative expenses.
Interest expense, net
Net interest expense for the three months ended September 30, 2023 increased $3,520 to $6,476 as compared to the prior year period primarily due to increased interest expense caused by higher average interest rates in the current year period and higher average borrowings under the Rangers and Knicks revolving credit facilities in the current year period. There were no borrowings outstanding under the Rangers revolving credit facility during the three months ended September 30, 2022.
Miscellaneous expense, net
Miscellaneous expense, net for the three months ended September 30, 2023 increased $12,499 to $12,665 as compared to the prior year period primarily due to the recognition of unrealized losses in the current year period related to the Company’s investments in Xtract One common stock and warrants which were made in the third and fourth quarters of fiscal year 2023.
Income taxes
See Note 17 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s income taxes.
Adjusted operating loss
During the fourth quarter of fiscal year 2023, the Company amended the definition of adjusted operating income (loss) so that the impact of the non-cash portion of operating lease costs related to the Company’s Arena License Agreements with MSG Entertainment is no longer excluded in the calculation of adjusted operating income (loss) in all periods presented.
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
The following are the reconciliations of operating loss to adjusted operating loss for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Change
	2023	2022	$	%
Operating loss	$(14,824)	$(35,898)	$21,074	59%
Depreciation and amortization	794	1,025
Share-based compensation	4,149	7,220
Remeasurement of deferred compensation plan liabilities	(104)	(103)
Adjusted operating loss (a)	$(9,985)	$(27,756)	$17,771	64%
_________________
(a)During the fourth quarter of fiscal year 2023, the Company amended the definition of adjusted operating income (loss) so that the impact of the non-cash portion of operating lease costs related to the Company’s Arena License Agreements with MSG Entertainment is no longer excluded. Pursuant to GAAP, recognition of operating lease costs is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease costs is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Adjusted operating loss includes operating lease costs of (i) $829 and $805 of expense paid in cash for the three months ended September 30, 2023 and 2022, respectively, and (ii) a non-cash expense of $482 and $506, for the three months ended September 30, 2023 and 2022, respectively.
For the three months ended September 30, 2023, adjusted operating loss decreased $17,771, or 64%, to $9,985 as compared to the prior year period. The decrease in adjusted operating loss was primarily due to higher revenues, partially offset by higher selling, general and administrative expenses, excluding share-based compensation.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facilities. See Note 12 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Credit Agreement, the Rangers Credit Agreement, and the Rangers NHL Advance Agreement (each as defined therein).
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, repurchases of shares of the Company’s Class A Common Stock, dividends, if declared, and investments.
As of September 30, 2023, we had $51,208 in Cash and cash equivalents. In addition, as of September 30, 2023, the Company’s deferred revenue obligations were $270,876, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets, suites and local media rights. In addition, the Company’s deferred revenue obligations included $11,033 from the NBA, which the league provided to each team.
We regularly monitor and assess our ability to meet our net funding and investing requirements. We borrowed $75,000 under our credit facilities in the three months ended September 30, 2023 to fund the operation of our businesses. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, management’s view of a favorable allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, restrictions imposed by the NBA and NHL and potentially challenging U.S. and global economic and market conditions could adversely impact its ability to do so at that time.
We believe we have sufficient liquidity, including approximately $51,208 in Cash and cash equivalents as of September 30, 2023, along with $155,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations for the foreseeable future.
Financing Agreements and Stock Repurchases
See Note 12 and Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2023 other than activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Net loss	$(18,821)	$(18,527)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:	2,445	(11,891)
Changes in working capital assets and liabilities	(37,765)	31,703
Net cash (used in) provided by operating activities	(54,141)	1,285
Net cash used in investing activities	(1,729)	(271)
Net cash provided by (used in) financing activities	67,830	(10,996)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,960	$(9,982)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2023 was $54,141 as compared to net cash provided by operating activities in the prior period of $1,285. This was primarily due to the decrease in net loss adjusted for non-cash items in addition to changes in working capital assets and liabilities. The changes in working capital assets and liabilities were primarily driven by (i) lower accrued and other liabilities of $55,833 primarily due to higher payments related to league revenue sharing and employee compensation, (ii) lower Net related party payables of $7,955 due to the timing of payments related to the Services Agreement, (iii) higher Net related party receivables of $5,308 due to the timing of collections related to the Company’s Arena License Agreements, and (iv) increased accounts receivable, net of $4,643 primarily due to the timing of payments associated with sponsorship and signage revenue and pre/regular season ticket-related revenues. These changes are partially offset by lower payments for Investments of $6,155 related to the Company’s Executive Deferred Compensation Plan.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2023 increased by $1,458 to $1,729 as compared to the prior year period primarily due to higher purchases of investments in the current year period.
Financing Activities
Net cash provided by financing activities for the three months ended September 30, 2023 was $67,830 as compared to net cash used in financing activities for the three months ended September 30, 2022 of $10,996. This was primarily due to additional borrowings under the Knicks and the Rangers credit facilities in the current year period, and, to a lesser extent, lower taxes paid in lieu of shares issued for equity-based compensation.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the sports teams’ games are played.
Critical Accounting Policies
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2024. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Goodwill
The carrying amount of goodwill as of September 30, 2023 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
The Company elected to perform the qualitative assessment of impairment for the Company’s reporting unit for the fiscal year 2024 impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•market capitalization;
•cost factors;
•overall financial performance of the reporting unit;

•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2024, and there was no impairment of goodwill. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2023:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2024, and there were no impairments identified. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amount.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our interest rate risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Potential interest rate risk exposure:
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facilities.
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of September 30, 2023, we had a total of $370 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of September 30, 2023 and continuing for a full year would increase interest expense by approximately $3.7 million.

Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that as of September 30, 2023 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

As of September 30, 2023, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases, if any, through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended September 30, 2023, the Company did not make any share repurchases under its share repurchase program.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of November 2023.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer