Form 10-Q
period 2023-12-31
Madison Square Garden Sports Corp.
filed 2024-02-06
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of February 2, 2024:

Class A Common Stock par value $0.01 per share	—	19,416,405
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,880	$40,398
Restricted cash	3,352	61
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of December 31, 2023 and June 30, 2023, respectively	72,668	40,139
Net related party receivables	17,334	15,969
Prepaid expenses	55,661	24,768
Other current assets	28,738	27,898
Total current assets	215,633	149,233
Property and equipment, net of accumulated depreciation and amortization of $50,701 and $49,117 as of December 31, 2023 and June 30, 2023, respectively	29,697	30,501
Right-of-use lease assets	706,569	715,283
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	62,112	67,374
Other assets	24,271	22,459
Total assets	$1,368,449	$1,315,017

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	December 31, 2023	June 30, 2023
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$4,969	$9,093
Net related party payables	5,615	5,842
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	90,987	144,310
League-related accruals	110,904	106,926
Other accrued liabilities	9,653	17,561
Operating lease liabilities, current	50,683	49,745
Deferred revenue	257,626	157,051
Total current liabilities	560,437	520,528
Long-term debt	330,000	295,000
Operating lease liabilities, noncurrent	741,003	746,437
Defined benefit obligations	4,539	4,526
Other employee related costs	50,719	49,070
Deferred tax liabilities, net	19,535	24,024
Deferred revenue, noncurrent	1,405	12,666
Total liabilities	1,707,638	1,652,251
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,412 and 19,364 shares outstanding as of December 31, 2023 and June 30, 2023, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2023 and June 30, 2023	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2023 and June 30, 2023	—	—
Additional paid-in capital	11,471	16,846
Treasury stock, at cost, 1,036 and 1,084 shares as of December 31, 2023 and June 30, 2023, respectively	(171,400)	(179,410)
Accumulated deficit	(178,512)	(173,910)
Accumulated other comprehensive loss	(997)	(1,009)
Total equity	(339,189)	(337,234)
Total liabilities and equity	$1,368,449	$1,315,017

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues (a)	$326,898	$353,694	$369,944	$377,783

Operating expenses:
Direct operating expenses (b)	232,225	225,702	235,745	229,383
Selling, general and administrative expenses (c)	65,066	75,636	118,622	130,917
Depreciation and amortization	790	838	1,584	1,863
Operating income	28,817	51,518	13,993	15,620
Other income (expense):
Interest income	619	567	1,072	923
Interest expense	(7,419)	(6,079)	(14,348)	(9,391)
Miscellaneous income (expense), net	2,991	385	(9,674)	219
	(3,809)	(5,127)	(22,950)	(8,249)
Income (loss) before income taxes	25,008	46,391	(8,957)	7,371
Income tax (expense) benefit	(10,784)	(24,555)	4,360	(4,062)
Net income (loss)	14,224	21,836	(4,597)	3,309
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(655)	—	(1,362)
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$14,224	$22,491	$(4,597)	$4,671

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.59	$0.85	$(0.19)	$0.11
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.59	$0.84	$(0.19)	$0.11
Weighted-average number of common shares outstanding:
Basic	24,017	24,130	23,994	24,213
Diluted	24,065	24,189	23,994	24,306
_________________
(a)Includes revenues from related parties of $77,658 and $74,950 for the three months ended December 31, 2023 and 2022, respectively, and $86,475 and $83,124 for the six months ended December 31, 2023 and 2022, respectively.
(b)Includes net charges from related parties of $35,683 and $45,485 for the three months ended December 31, 2023 and 2022, respectively, and $38,299 and $47,669 for the six months ended December 31, 2023 and 2022, respectively.
(c)Includes net charges from related parties of $16,630 and $17,433 for the three months ended December 31, 2023 and 2022, respectively, and $28,755 and $30,741 for the six months ended December 31, 2023 and 2022, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income (loss)	$14,224	$21,836	$(4,597)	$3,309
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	9	5	18	9
Other comprehensive income, before income taxes	9	5	18	9
Income tax expense related to items of other comprehensive income	(3)	(2)	(6)	(3)
Other comprehensive income, net of income taxes	6	3	12	6
Comprehensive income (loss)	14,230	21,839	(4,585)	3,315
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	—	(655)	—	(1,362)
Comprehensive income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$14,230	$22,494	$(4,585)	$4,677

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(4,597)	$3,309
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,584	1,863
Provision for deferred income taxes	(4,495)	4,009
Share-based compensation expense	10,719	18,839
Unrealized loss (gain) on equity investments with readily determinable fair value and warrants	8,397	(346)
Other non-cash adjustments	2,120	572
Change in assets and liabilities:
Accounts receivable, net	(32,529)	(27,736)
Net related party receivables	(1,365)	4,749
Prepaid expenses and other assets	(32,117)	(21,881)
Investments	(1,700)	(9,044)
Accounts payable	(4,132)	(3,495)
Net related party payables	(62)	(11,654)
Accrued and other liabilities	(55,612)	4,866
Deferred revenue	89,314	55,722
Operating lease right-of-use assets and lease liabilities	4,218	11,804
Net cash (used in) provided by operating activities	(20,257)	31,577
Cash flows from investing activities:
Capital expenditures	(990)	(662)
Purchases of investments	(4,248)	(652)
Net cash used in investing activities	(5,238)	(1,314)
Cash flows from financing activities:
Accelerated share repurchase	—	(75,000)
Dividends paid	(648)	(170,683)
Taxes paid in lieu of shares issued for equity-based compensation	(8,084)	(15,440)
Proceeds from revolving credit facilities	75,000	215,000
Repayment of revolving credit facilities	(40,000)	(30,000)
Net cash provided by (used in) financing activities	26,268	(76,123)
Net increase (decrease) in cash, cash equivalents and restricted cash	773	(45,860)
Cash, cash equivalents and restricted cash at beginning of period	40,459	91,018
Cash, cash equivalents and restricted cash at end of period	$41,232	$45,158

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$45	$417

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2023
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of September 30, 2023	$249	$7,553	$(172,605)	$(192,737)	$(1,003)	$(358,543)
Net income	—	—	—	14,224	—	14,224
Other comprehensive income	—	—	—	—	6	6
Comprehensive income	—	—	—	—	—	14,230
Share-based compensation	—	6,570	—	—	—	6,570
Tax withholding associated with shares issued for equity-based compensation	—	(1,447)	—	—	—	(1,447)
Common stock issued under stock incentive plans	—	(1,205)	1,205	—	—	—
Dividends declared ($7.00 per share)	—	—	—	1	—	1
Balance as of December 31, 2023	$249	$11,471	$(171,400)	$(178,512)	$(997)	$(339,189)

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

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2023
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	$249	$16,846	$(179,410)	$(173,910)	$(1,009)	$(337,234)
Net loss	—	—	—	(4,597)	—	(4,597)
Other comprehensive income	—	—	—	—	12	12
Comprehensive loss	—	—	—	—	—	(4,585)
Share-based compensation	—	10,719	—	—	—	10,719
Tax withholding associated with shares issued for equity-based compensation	—	(8,084)	—	—	—	(8,084)
Common stock issued under stock incentive plans	—	(8,010)	8,010	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(5)	—	(5)
Balance as of December 31, 2023	$249	$11,471	$(171,400)	$(178,512)	$(997)	$(339,189)

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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 (“fiscal year 2023”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the sports teams’ games are played.
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation and relate to the separation of Investments and unrealized loss (gain) on equity investments with readily determinable fair value and warrants on the consolidated statements of cash flows for the six months ended December 31, 2022.

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
Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions of Accounting Standards Codification (“ASC”) 842, Leases that apply to arrangements between related parties under common control. The new guidance is effective for the Company in the first quarter of fiscal year 2025. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2025 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its segment disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances annual disclosures related to the effective income tax rate reconciliation and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2026 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its income tax disclosures.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and six months ended December 31, 2023 and 2022, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Event-related (a)	$122,449	$142,308	$128,270	$147,654
Media rights (b)	122,547	118,158	129,766	125,144
Sponsorship, signage and suite licenses	69,316	81,021	74,630	85,835
League distributions and other	12,586	12,207	37,278	19,150
Total revenues from contracts with customers	$326,898	$353,694	$369,944	$377,783
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees, (ii) revenue from the distribution through league-wide national television contracts, and (iii) other local radio rights fees.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2023 and June 30, 2023.

	December 31,	June 30,
	2023	2023
Receivables from contracts with customers, net (a)	$65,963	$20,134
Contract assets, current (b)	19,134	19,465
Deferred revenue, including non-current portion (c), (d)	259,031	169,717
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2023 and June 30, 2023, the Company’s receivables reported above included $2,012 and $0, respectively, related to contracts with customers who are related parties. See Note 16 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of December 31, 2023 and June 30, 2023, the Company had receivable balances related to escrow and player compensation recoveries of $2,197 and $1,544, respectively, recorded in Accounts receivable, net.
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
(c)Deferred revenue, including non-current portion, primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The Company’s deferred revenue related to local media rights was $10,013 and $0 as of December 31, 2023 and June 30, 2023, respectively. See Note 16 for further details on these related party arrangements.
(d)Revenue recognized for the six months ended December 31, 2023 relating to the deferred revenue balance as of June 30, 2023 was $77,945.

Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal Year 2024 (remainder)	$112,924
Fiscal Year 2025	123,978
Fiscal Year 2026	77,120
Fiscal Year 2027	38,711
Fiscal Year 2028	19,697
Thereafter	16,936
$389,366

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net earnings (loss) allocable to common shares, basic and diluted (numerator):
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$14,224	$22,491	$(4,597)	$4,671
Less: Dividends to other-than-common stockholders (a)	(1)	2,056	5	2,056
Net earnings (loss) allocable to common shares, basic and diluted (numerator):	$14,225	$20,435	$(4,602)	$2,615

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,017	24,130	23,994	24,213
Dilutive effect of shares issuable under share-based compensation plans	48	59	—	93
Weighted-average shares for diluted EPS	24,065	24,189	23,994	24,306
Weighted-average shares excluded from diluted EPS	—	—	71	—

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.59	$0.85	$(0.19)	$0.11
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.59	$0.84	$(0.19)	$0.11
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). There were no Team personnel transactions for the three and six months ended December 31, 2023. Team personnel transactions were a net provision of $29 for the three months ended December 31, 2022 and net credit of $300 for the six months ended December 31, 2022.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2023	June 30, 2023	December 31, 2022	June 30, 2022
Captions on the consolidated balance sheets:
Cash and cash equivalents	$37,880	$40,398	$43,912	$91,018
Restricted cash (a)	3,352	61	1,246	—
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$41,232	$40,459	$45,158	$91,018
_________________
(a)Restricted cash as of December 31, 2023, June 30, 2023 and December 31, 2022 included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information).
Note 7. Leases
As of December 31, 2023, the Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) and a lease agreement for an aircraft. Prior to the MSGE Distribution Date, the Sublease Agreement was between the Company and Sphere Entertainment. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements (as defined below) as leases under the ASC Topic 842, Leases. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the Company’s accounting policies associated with its leases.
As of December 31, 2023, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 10 months to 32 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of December 31, 2023 and June 30, 2023:

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2023	June 30, 2023
Right-of-use assets:
Operating leases	Right-of-use lease assets	$706,569	$715,283
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$50,683	$49,745
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	741,003	746,437
Total lease liabilities		$791,686	$796,182
_________________
(a)As of December 31, 2023, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $44,104 and $704,361, respectively, that are payable to MSG Entertainment. As of June 30, 2023, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,700 and $707,124, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three and six months ended December 31, 2023 and 2022:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
		2023	2022	2023	2022
Operating lease cost	Direct operating expenses	$24,362	$31,811	$25,673	$33,214
Operating lease cost	Selling, general and administrative expenses	2,320	613	4,640	1,226
Short-term lease cost	Direct operating expenses	—	70	—	115
Total lease cost		$26,682	$32,494	$30,313	$34,555
Supplemental Information
For the six months ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities was $26,095 and $22,526, respectively.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheet as of December 31, 2023 was 30.2 years. The weighted average discount rate was 7.1% as of December 31, 2023 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of December 31, 2023 are as follows:

Fiscal Year 2024 (remainder)	$26,047
Fiscal Year 2025	51,681
Fiscal Year 2026	52,155
Fiscal Year 2027	53,516
Fiscal Year 2028	54,919
Thereafter	2,041,609
Total lease payments	2,279,927
Less imputed interest	(1,488,241)
Total lease liabilities	$791,686

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2024, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of December 31, 2023 and June 30, 2023 was $226,523.
The Company’s indefinite-lived intangible assets as of December 31, 2023 and June 30, 2023 are as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2024, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
For the three and six months ended December 31, 2022, amortization expense of intangible assets was $30 and $138, respectively. There was no amortization expense for the three and six months ended December 31, 2023 as a result of the disposal of CLG in April 2023.
Note 9. Investments
The Company’s investments in nonconsolidated affiliates which are accounted for under the equity method of accounting, equity investments with readily determinable fair values, equity investments without readily determinable fair values, and derivative instruments, which are reported within Investments in the accompanying consolidated balance sheets, consisted of the following:

	December 31, 2023	June 30, 2023
Equity method investments:
NRG	$11,091	$11,948
Other equity method investments	2,000	—
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	17,616	22,408
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	16,842	14,406
Equity investments without readily determinable fair values (a)	5,761	5,514
Derivative instruments:
Xtract One warrants	8,802	13,098
Total investments	$62,112	$67,374
_________________
(a)For the three and six months ended December 31, 2023 and 2022, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations.
Equity Method Investments
The Company determined that it has the ability to exert significant influence over the investee and therefore accounts for this investment under the equity method of accounting.
NRG
In April 2023, the Company sold its controlling interest in CLG to NRG, a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company received preferred shares representing approximately 25% of the capital stock of NRG. The Company deconsolidated the CLG business and recorded the investment in NRG at fair value as an equity method investment in the fourth quarter of fiscal year 2023. During the three and six months ended December 31, 2023, the Company recognized its net share of losses of $442 and $857, respectively, in Miscellaneous income (expense), net within the Company’s consolidated statement of operations. As of December 31, 2023 and June 30, 2023, the Company’s ownership in NRG was approximately 25%.

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
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	December 31, 2023		June 30, 2023
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$6,783	$17,616	$6,783	$22,408
Other equity investments with readily determinable fair values	15,518	16,842	13,772	14,406
	$22,301	$34,458	$20,555	$36,814
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous income (expense), net within the Company’s consolidated statement of operations, for the three and six months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Unrealized gain (loss) - Xtract One common stock	$1,761	$—	$(4,792)	$—
Unrealized gain - other equity investments with readily determinable fair values	821	449	691	346
Realized gain - other equity investments with readily determinable fair values	18	—	44	—
	$2,600	$449	$(4,057)	$346
Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	December 31, 2023	June 30, 2023
Assets:
Money market accounts	I	$36,842	$17,330
Time deposit	I	353	1,457
Equity investments	I	34,458	36,814
Warrants	III	8,802	13,098
Total assets measured at fair value		$80,455	$68,699
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Level III Inputs
The Company’s level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous income (expense), net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023
Expected term	2.09 years	2.34 years
Expected volatility	75.87%	74.43%
Risk-free interest rate	4.23%	4.68%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Balance at beginning of period	$7,680	$13,098
Unrealized gain (loss) on warrants	1,122	(4,296)
Balance at end of period	$8,802	$8,802
The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$330,000	$330,000	$295,000	$295,000
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
On November 6, 2020, the Company amended and restated the 2016 Knicks Credit Agreement in its entirety (the “2020 Knicks Credit Agreement”). On December 14, 2021, Knicks LLC entered into Amendment No. 2 to the 2020 Knicks Credit Agreement, which amended and restated the 2020 Knicks Credit Agreement (as amended and restated, the “Knicks Credit Agreement”).
The Knicks Credit Agreement provides for a senior secured revolving credit facility of up to $275,000 (the “Knicks Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the Knicks Credit Agreement is December 14, 2026. Amounts borrowed may be distributed to the Company except during an event of default.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During the six months ended December 31, 2023, the Company borrowed an additional $40,000 under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $275,000 as of December 31, 2023, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of December 31, 2023 was 6.71%. During the six months ended December 31, 2023 the Company made interest payments of $9,073 in respect of the Knicks Revolving Credit Facility.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2023, Knicks LLC was in compliance with this financial covenant.

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
On November 6, 2020, the Company amended and restated the 2017 Rangers Credit Agreement in its entirety (the “2020 Rangers Credit Agreement”). On December 14, 2021, Rangers LLC entered into Amendment No. 3 to the 2020 Rangers Credit Agreement, which amended and restated the 2020 Rangers Credit Agreement (as amended and restated, the “Rangers Credit Agreement”).
The Rangers Credit Agreement provides for a senior secured revolving credit facility of up to $250,000 (the “Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the Rangers Credit Agreement is December 14, 2026. Amounts borrowed may be distributed to the Company except during an event of default.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. During the six months ended December 31, 2023, the Company borrowed an additional $35,000 and made principal repayments of $40,000 under the Rangers Revolving Credit Facility. The outstanding balance under the Rangers Revolving Credit Facility was $55,000 as of December 31, 2023, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Rangers Revolving Credit Facility as of December 31, 2023 was 7.21%. During the six months ended December 31, 2023 the Company made interest payments of $2,815 in respect of the Rangers Revolving Credit Facility.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2023, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the Rangers NHL Advance Agreement was $30,000 as of December 31, 2023 and was recorded as Debt in the accompanying consolidated balance sheet. During the six months ended December 31, 2023 the Company made interest payments of $675.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	December 31, 2023	June 30, 2023
Other current assets	$1,145	$1,145
Other assets	2,237	2,810
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
The following table presents components of net periodic benefit cost for the Pension Plans included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2023 and 2022. Components of net periodic benefit cost are reported in Miscellaneous income (expense), net.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Interest cost	$68	$60	$136	$120
Recognized actuarial loss	9	4	18	8
Net periodic benefit cost	$77	$64	$154	$128
Defined Contribution Plans
MSG Sports employees participate in The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), which is a multiple employer plan sponsored by MSG Entertainment Holdings, LLC, a wholly owned subsidiary of MSG Entertainment. In addition, the Company sponsors the MSG Sports LLC, Excess Savings Plan (the “Excess Savings Plan”), which provides non-qualified retirement benefits to eligible MSG Sports employees.
Expense related to the 401(k) Plan and Excess Savings Plan for the three and six months ended December 31, 2023 was $1,314 and $2,608, respectively, and $1,072 and $2,137 for the three and six months ended December 31, 2022, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Executive Deferred Compensation Plan
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation expense of $839 and $735 for the three and six months ended December 31, 2023, respectively, and $449 and $346 for the three and six months ended December 31, 2022, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $839 and $735 for the three and six months ended December 31, 2023, respectively, and $449 and $346 for the three and six months ended December 31, 2022, respectively, within Miscellaneous income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	December 31, 2023	June 30, 2023
Non-current assets (included in investments)	$16,842	$14,406
Current liabilities (included in accrued employee related costs)	(476)	(1,358)
Non-current liabilities (included in other employee related costs)	(16,366)	(13,048)
Note 14. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense is recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $6,570 and $10,719 for the three and six months ended December 31, 2023, respectively and $11,619 and $18,839 for the three and six months ended December 31, 2022, respectively. There were no costs related to share-based compensation that were capitalized for the three and six months ended December 31, 2023 and 2022, respectively.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by current and former employees of the Company and non-employee directors, for the six months ended December 31, 2023:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2023	124	160	$167.08
Granted	63	48	$177.39
Vested	(57)	(52)	$162.69
Forfeited / Cancelled	(3)	(3)	$176.52
Unvested award balance, December 31, 2023	127	153	$172.64
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the six months ended December 31, 2023 was $19,195. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s current and former employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 46 of these RSUs, with an aggregate value of $8,084, inclusive of $4 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2023.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The fair value of RSUs that vested during the six months ended December 31, 2022 was $34,233. The weighted-average fair value per share at grant date of RSUs granted during the six months ended December 31, 2022 was $161.41.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the six months ended December 31, 2023:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2023	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of December 31, 2023	94	$138.78	3.96	$4,039
Exercisable as of December 31, 2023	94	$138.78	3.96	$4,039
Note 15. Stock Repurchase Program
Amounts in this footnote are in thousands, except for the number of shares repurchased and per share data.
Effective as of October 1, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock (“Class A Common Stock”). Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
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
During the six months ended December 31, 2023, the Company did not make any share repurchases under its share repurchase program. As of December 31, 2023, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 16. Related Party Transactions
As of December 31, 2023, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, members of the Dolan family, including trusts for members of the Dolan family (collectively, the “Dolan Family Group”), collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.3% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 71.0% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of December 31, 2023:
•Arena license agreements, entered into in April 2020 (the “Arena License Agreements”), pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite and club licenses, (iii) operates and manages

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

the sale of the sports teams’ merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from sales and catering services during Knicks and Rangers home games, (v) shares revenues collected for the sale of venue indoor signage space and sponsorship rights at The Garden that are not specific to our teams, (vi) provides day of game services, and (vii) provides other general services within The Garden;
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
•The Sublease Agreement, pursuant to which the Company leases office space from MSG Entertainment;
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
The Company is also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of December 31, 2023:
•Media rights agreements between the Company and MSG Networks, entered into in July 2015, with stated terms of 20 years providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;
•Arrangements with MSG Networks pursuant to which the Knicks and the Rangers have allocated revenues with MSG Networks related to virtual advertising inventory;
•Arrangements pursuant to which the Company provides Sphere Entertainment with certain sponsorship and other business operations services;
•Arrangements pursuant to which the Company provides sponsorship rights to Sphere Entertainment;
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman with Sphere Entertainment and, following the MSGE Distribution, with MSG Entertainment as well; (ii) the Company’s Vice Chairman with AMC Networks, Sphere Entertainment and following the MSGE Distribution, with MSG Entertainment as well, and (iii) the Company’s Executive Vice President with Sphere Entertainment and AMC Networks. Additionally, the Company, Sphere Entertainment, AMC Networks, and, following the MSGE Distribution, MSG Entertainment, allocate the costs of certain personal aircraft and helicopter usage by their shared executives.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues (a)	$77,658	$74,950	$86,475	$83,124
Operating expenses:
Expense pursuant to the Services Agreement	$9,539	$9,817	$19,426	$19,330
Rent expense pursuant to Sublease agreement with MSG Entertainment	752	723	1,502	1,421
Costs associated with the Sponsorship sales and service representation agreements	5,550	5,726	8,151	8,659
Operating lease expense associated with the Arena License Agreements	24,362	31,617	25,673	32,928
Other costs associated with the Arena License Agreements	12,817	15,097	13,621	16,067
Other operating (credits) expenses, net	(707)	(62)	(1,319)	5
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
Income tax expense for the three months ended December 31, 2023 of $10,784 reflects an effective tax rate of 43%. Income tax benefit for the six months ended December 31, 2023 of $4,360 reflects an effective tax rate of 49%.
Income tax expense for the three and six months ended December 31, 2022 of $24,555 and $4,062, respectively, reflects an effective tax rate of 53% and 55%, respectively.
The Company was notified in April 2020 that the City of New York was commencing an audit of the local income tax returns for the fiscal years ended June 30, 2016 and 2017. The audit was finalized in January 2024 and resulted in no material changes.
During the six months ended December 31, 2023, the Company made income tax payments, net of refunds, of $14,259.

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
•activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including Madison Square Garden Arena (“The Garden”) where the home games of the New York Knickerbockers (the “Knicks”) and the New York Rangers (the “Rangers”) are played;
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
•the tax-free treatment of the distribution of all of the outstanding common stock of Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp. and referred herein as “Sphere Entertainment”) to its stockholders, which was completed on April 17, 2020 (the “Sphere Distribution”); and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2023 compared to the three and six months ended December 31, 2022.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the six months ended December 31, 2023 compared to the six months ended December 31, 2022, and (iii) certain contractual obligations.
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

Results of Operations
Comparison of the three and six months ended December 31, 2023 versus the three and six months ended December 31, 2022
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Revenues	$326,898	$353,694	$(26,796)	(8)%	$369,944	$377,783	$(7,839)	(2)%
Direct operating expenses	232,225	225,702	6,523	3%	235,745	229,383	6,362	3%
Selling, general and administrative expenses	65,066	75,636	(10,570)	(14)%	118,622	130,917	(12,295)	(9)%
Depreciation and amortization	790	838	(48)	(6)%	1,584	1,863	(279)	(15)%
Operating income	28,817	51,518	(22,701)	(44)%	13,993	15,620	(1,627)	(10)%
Other income (expense):
Interest expense, net	(6,800)	(5,512)	(1,288)	(23)%	(13,276)	(8,468)	(4,808)	(57)%
Miscellaneous income (expense), net	2,991	385	2,606	NM	(9,674)	219	(9,893)	NM
Income (loss) before income taxes	25,008	46,391	(21,383)	(46)%	(8,957)	7,371	(16,328)	NM
Income tax (expense) benefit	(10,784)	(24,555)	13,771	56%	4,360	(4,062)	8,422	NM
Net income (loss)	14,224	21,836	(7,612)	(35)%	(4,597)	3,309	(7,906)	NM
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(655)	655	100%	—	(1,362)	1,362	100%
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$14,224	$22,491	$(8,267)	(37)%	$(4,597)	$4,671	$(9,268)	NM
Revenues
Revenues decreased $26,796, or 8%, to $326,898 for the three months ended December 31, 2023 as compared to the prior year period. Revenues decreased $7,839, or 2%, for the six months ended December 31, 2023 as compared to the prior year period. The net decreases were attributable to the following:

	Three	Six
	Months	Months
Decrease in pre/regular season ticket-related revenues	$(19,045)	$(18,709)
Decrease in suite revenues	(5,895)	(5,679)
Decrease in sponsorship and signage revenues	(5,811)	(5,527)
Increase in revenues from local media rights fees	1,952	2,184
Increase in revenues from league distributions	1,651	18,643
Other net increases	352	1,249
	$(26,796)	$(7,839)
The decreases in pre/regular season ticket-related revenues for the three and six months ended December 31, 2023 were primarily due to the Knicks and the Rangers playing fewer home games at The Garden during the current year periods as compared to the prior year periods, partially offset by higher average per-game revenue. The Knicks played 15 games at The Garden during the three and six months ended December 31, 2023 as compared to 21 games during the prior year periods. The Rangers played 17 games at The Garden during the three months ended December 31, 2023 and 19 games at The Garden during the six months ended December 31, 2023 as compared to 20 and 22 games, respectively, during the prior year periods.

The decreases in suite revenues for the three and six months ended December 31, 2023 were primarily due to the Knicks and the Rangers playing fewer games at The Garden during the current year periods as compared to the prior year periods, partially offset by higher net sales of suites products, including revenue related to new premium hospitality offerings which were made available at the start of the 2023-24 seasons.
The decreases in sponsorship and signage revenues for the three and six months ended December 31, 2023 were primarily due to the Knicks and the Rangers playing fewer games at The Garden during the current year periods as compared to the prior year periods.
The increases in revenues from local media rights fees for the three and six months ended December 31, 2023 were primarily due to contractual rate increases.
The increase in revenues from league distributions for the three months ended December 31, 2023 was primarily due to increased national media rights fees in the current year period, partially offset by lower other league distributions in the current year period. The increase in revenues from league distributions for the six months ended December 31, 2023 was primarily due to an increase in and the timing of recognition of certain league distributions unrelated to national media rights fees and, to a lesser extent, increased national media rights fees in the current year period.
Direct operating expenses
Direct operating expenses increased $6,523, or 3%, to $232,225 for the three months ended December 31, 2023 as compared to the prior year period. Direct operating expenses increased $6,362, or 3%, to $235,745 for the six months ended December 31, 2023 as compared to the prior year period. The net increases were attributable to the following:

	Three	Six
	Months	Months
Increase in team personnel compensation	$12,192	$10,863
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	2,626	3,634
Decrease in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	(7,255)	(7,255)
Other net decreases	(1,040)	(880)
	$6,523	$6,362
The increases in team personnel compensation for the three and six months ended December 31, 2023 were primarily due to roster changes for the Knicks and the Rangers, partially offset by the absence of expenses related to Counter Logic Gaming (“CLG”) in the current year periods, following the Company’s sale of its controlling interest in CLG in April 2023.
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023	2022	Increase	2023	2022	Increase
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$23,584	$20,958	$2,626	$22,418	$18,784	$3,634
The increases in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three and six months ended December 31, 2023 were primarily related to higher provisions for league revenue sharing expense (net of escrow and excluding playoffs) of $2,276 and $2,276, respectively. In addition, the increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the six months ended December 31, 2023 was partially due to the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow).
The Knicks were not a luxury tax payer for the 2022-23 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of December 31, 2023 would not result in the team being a luxury tax payer for the 2023-24 season.

The actual amounts for the 2023-24 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The decreases in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the three and six months ended December 31, 2023 were a result of the Knicks and the Rangers playing fewer games at The Garden during the current year periods as compared to the prior year periods.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, costs under the Company’s Services Agreement, and professional fees, (ii) fees related to the Company’s sponsorship sales and service representation agreements, and (iii) sales and marketing costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.
Selling, general and administrative expenses for the three months ended December 31, 2023 decreased $10,570, or 14%, to $65,066 as compared to the prior year period driven by lower employee compensation and related benefits of $7,821, primarily due to executive management transition costs recognized in the prior year period, and lower other general and administrative expenses.
Selling, general and administrative expenses for the six months ended December 31, 2023 decreased $12,295, or 9%, to $118,622 as compared to the prior year period driven by lower employee compensation and related benefits of $10,527, primarily due to executive management transition costs recognized in the prior year period, and lower other general and administrative expenses.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2023 decreased $48, or 6%, to $790 as compared to the prior year period. Depreciation and amortization for the six months ended December 31, 2023 decreased $279, or 15%, to $1,584 as compared to the prior year period.
Operating income
Operating income for the three months ended December 31, 2023 decreased $22,701, or 44%, to $28,817 as compared to the prior year period primarily due to lower revenues and, to a lesser extent, higher direct operating expenses, partially offset by lower selling, general and administrative expenses.
Operating income for the six months ended December 31, 2023 decreased $1,627, or 10%, to $13,993 as compared to the prior year period primarily due to lower revenues and higher direct operating expenses, partially offset by lower selling, general and administrative expenses.
Interest expense, net
Net interest expense for the three months ended December 31, 2023 increased $1,288, or 23%, to $6,800 as compared to the prior year period primarily due to increased interest expense caused by higher average interest rates in the current year period and higher average borrowings under the Knicks Revolving Credit Facility in the current year period. The increase was partially offset by lower average borrowings under the Rangers Revolving Credit Facility in the current year period.
Net interest expense for the six months ended December 31, 2023 increased $4,808, or 57%, to $13,276 as compared to the prior year period primarily due to increased interest expense caused by higher average interest rates in the current year period and higher average borrowings under the Rangers Revolving Credit Facility and the Knicks Revolving Credit Facility in the current year period.

Miscellaneous income (expense), net
Miscellaneous income, net for the three months ended December 31, 2023 increased $2,606 to $2,991 as compared to the prior year period primarily due to the recognition of unrealized gains in the current year period related to the Company’s investments in Xtract One common stock and warrants which were made in the third and fourth quarters of fiscal year 2023. Miscellaneous income (expense), net for the six months ended December 31, 2023 decreased $9,893 to a net expense of $9,674 as compared to the prior year period primarily due to the recognition of unrealized losses in the current year period related to the Company’s investments in Xtract One common stock and warrants.
Income taxes
See Note 17 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s income taxes.
Adjusted operating income
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

The following are the reconciliations of operating income to adjusted operating income for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2023	2022	$	%	2023	2022	$	%
Operating income	$28,817	$51,518	$(22,701)	(44)%	$13,993	$15,620	$(1,627)	(10)%
Depreciation and amortization	790	838			1,584	1,863
Share-based compensation	6,570	11,619			10,719	18,839
Remeasurement of deferred compensation plan liabilities	839	449			735	346
Adjusted operating income (a)	$37,016	$64,424	$(27,408)	(43)%	$27,031	$36,668	$(9,637)	(26)%
_________________
(a)During the fourth quarter of fiscal year 2023, the Company amended the definition of adjusted operating income (loss) so that the impact of the non-cash portion of operating lease costs related to the Company’s Arena License Agreements with MSG Entertainment is no longer excluded. Pursuant to GAAP, recognition of operating lease costs is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease costs is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Adjusted operating income includes operating lease costs of (i) $15,409 and $16,238 of expense paid in cash for the three and six months ended December 31, 2023, respectively, and $19,416 and $20,221 of expense paid in cash for the three and six months ended December 31, 2022, respectively, and (ii) a non-cash expense of $8,953 and $9,435, for the three and six months ended December 31, 2023, respectively, and $12,202 and $12,708 for the three and six months ended December 31, 2022, respectively.
For the three months ended December 31, 2023, adjusted operating income decreased $27,408, or 43%, to $37,016 as compared to the prior year period. The decrease in adjusted operating income was primarily due to lower revenues and, to a lesser extent, higher direct operating expenses, partially offset by lower selling, general and administrative expenses.
For the six months ended December 31, 2023, adjusted operating income decreased $9,637, or 26%, to $27,031 as compared to the prior year period. The decrease in adjusted operating income was primarily due to lower revenues and higher direct operating expenses, partially offset by lower selling, general and administrative expenses.

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
As of December 31, 2023, we had $37,880 in Cash and cash equivalents. In addition, as of December 31, 2023, the Company’s deferred revenue obligations were $218,450, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets, suites and local media rights. In addition, the Company’s deferred revenue obligations included $11,033 from the NBA, which the league provided to each team.
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
We believe we have sufficient liquidity, including approximately $37,880 in Cash and cash equivalents as of December 31, 2023, along with $195,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations for the foreseeable future.
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
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31,
	2023	2022
Net (loss) income	$(4,597)	$3,309
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:	18,325	24,937
Changes in working capital assets and liabilities	(33,985)	3,331
Net cash (used in) provided by operating activities	(20,257)	31,577
Net cash used in investing activities	(5,238)	(1,314)
Net cash provided by (used in) financing activities	26,268	(76,123)
Net increase (decrease) in cash, cash equivalents and restricted cash	$773	$(45,860)
Operating Activities
Net cash used in operating activities for the six months ended December 31, 2023 was $20,257 as compared to net cash provided by operating activities in the prior period of $31,577. This was primarily due to the decrease in net (loss) income adjusted for non-cash items in addition to changes in working capital assets and liabilities. The changes in working capital assets and liabilities were primarily driven by (i) lower accrued and other liabilities of $60,478 primarily due to higher payments related to employee compensation, league revenue sharing, and income taxes in the current year period, (ii) higher prepaid expenses and other assets of $10,236 primarily due to higher payments for income taxes in the current year period and lower receipts related to escrow and player compensation recoveries in the current year period, (iii) $7,586 related to operating lease right-of-use assets and lease liabilities due to the timing of recognition of operating lease costs and higher lease payments, (iv) higher net related party receivables of $6,114 due to the timing of collections related to the Company’s sponsorship sales and service representation agreements and Arena License Agreements, (v) higher accounts receivable, net of $4,793 due to the timing of collections related to sponsorship and ticket sales. These changes are partially offset by (i) higher deferred revenue of $33,592 primarily due to the higher collections of ticket sales in advance of recognition of pre/regular season ticket-related revenues, (ii) lower net related party payables of $11,592 primarily due to the timing of payments related to the Services Agreement, and (iii) lower investments of $7,344 primarily related to the Company’s Executive Deferred Compensation Plan.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2023 increased by $3,924 to $5,238 as compared to the prior year period primarily due to higher purchases of investments in the current year period.
Financing Activities
Net cash provided by financing activities for the six months ended December 31, 2023 was $26,268 as compared to net cash used in financing activities for the six months ended December 31, 2022 of $76,123. This was primarily due to the impact of dividends paid and the accelerated share repurchase in the prior year period and, to a lesser extent, lower taxes paid in lieu of shares issued for equity-based compensation in the current year period. These impacts were partially offset by additional borrowings under the Knicks Revolving Credit Facility and the Rangers Revolving Credit Facility in the prior year period and higher principal repayments under the Company’s credit facilities in the current year period.
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
Goodwill
The carrying amount of goodwill as of December 31, 2023 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2023:

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

Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of December 31, 2023, we had a total of $330 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of December 31, 2023 and continuing for a full year would increase interest expense by approximately $3.3 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that as of December 31, 2023 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2023, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases, if any, through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended December 31, 2023, the Company did not make any share repurchases under its share repurchase program.

Item 6. Exhibits

(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL and contained in Exhibit 101.
*    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of February 2024.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer