Form 10-Q
period 2024-03-31
Madison Square Garden Sports Corp.
filed 2024-05-03
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Number of shares of common stock outstanding as of April 26, 2024:

Class A Common Stock par value $0.01 per share	—	19,416,405
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,033	$40,398
Restricted cash	4,751	61
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2024 and June 30, 2023	76,843	40,139
Net related party receivables	23,190	15,969
Prepaid expenses	31,800	24,768
Other current assets	74,028	27,898
Total current assets	250,645	149,233
Property and equipment, net of accumulated depreciation and amortization of $51,490 and $49,117 as of March 31, 2024 and June 30, 2023, respectively	29,062	30,501
Right-of-use lease assets	697,464	715,283
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	61,443	67,374
Other assets	19,690	22,459
Total assets	$1,388,471	$1,315,017

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	March 31, 2024	June 30, 2023
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$5,906	$9,093
Net related party payables	5,107	5,842
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	151,731	144,310
League-related accruals	117,472	106,926
Other accrued liabilities	49,075	17,561
Operating lease liabilities, current	50,376	49,745
Deferred revenue	116,888	157,051
Total current liabilities	526,555	520,528
Long-term debt	330,000	295,000
Operating lease liabilities, noncurrent	756,871	746,437
Defined benefit obligations	4,333	4,526
Other employee related costs	48,569	49,070
Deferred tax liabilities, net	14,894	24,024
Deferred revenue, noncurrent	1,204	12,666
Total liabilities	1,682,426	1,652,251
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,416 and 19,364 shares outstanding as of March 31, 2024 and June 30, 2023, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2024 and June 30, 2023	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2024 and June 30, 2023	—	—
Additional paid-in capital	18,004	16,846
Treasury stock, at cost, 1,031 and 1,084 shares as of March 31, 2024 and June 30, 2023, respectively	(170,583)	(179,410)
Accumulated deficit	(140,635)	(173,910)
Accumulated other comprehensive loss	(990)	(1,009)
Total equity	(293,955)	(337,234)
Total liabilities and equity	$1,388,471	$1,315,017

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues (a)	$429,954	$382,744	$799,898	$760,527

Operating expenses:
Direct operating expenses (b)	273,026	239,051	508,771	468,434
Selling, general and administrative expenses (c)	76,398	61,102	195,020	192,019
Depreciation and amortization	788	840	2,372	2,703
Operating income	79,742	81,751	93,735	97,371
Other income (expense):
Interest income	477	704	1,549	1,627
Interest expense	(6,921)	(7,004)	(21,269)	(16,395)
Miscellaneous (expense) income, net	(1,403)	19,324	(11,077)	19,543
	(7,847)	13,024	(30,797)	4,775
Income before income taxes	71,895	94,775	62,938	102,146
Income tax expense	(34,018)	(42,962)	(29,658)	(47,024)
Net income	37,877	51,813	33,280	55,122
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(566)	—	(1,928)
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$37,877	$52,379	$33,280	$57,050

Basic earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$1.58	$2.19	$1.39	$2.28
Diluted earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$1.57	$2.18	$1.38	$2.27
Weighted-average number of common shares outstanding:
Basic	24,028	23,971	24,005	24,133
Diluted	24,100	24,062	24,076	24,225
_________________
(a)Includes revenues from related parties of $86,944 and $84,024 for the three months ended March 31, 2024 and 2023, respectively, and $173,419 and $167,148 for the nine months ended March 31, 2024 and 2023, respectively.
(b)Includes net charges from related parties of $49,907 and $43,595 for the three months ended March 31, 2024 and 2023, respectively, and $88,206 and $91,264 for the nine months ended March 31, 2024 and 2023, respectively.
(c)Includes net charges from related parties of $18,707 and $18,875 for the three months ended March 31, 2024 and 2023, respectively, and $47,462 and $49,616 for the nine months ended March 31, 2024 and 2023, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income	$37,877	$51,813	$33,280	$55,122
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	10	4	28	13
Other comprehensive income, before income taxes	10	4	28	13
Income tax expense related to items of other comprehensive income	(3)	(1)	(9)	(4)
Other comprehensive income, net of income taxes	7	3	19	9
Comprehensive income	37,884	51,816	33,299	55,131
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	—	(566)	—	(1,928)
Comprehensive income attributable to Madison Square Garden Sports Corp.’s stockholders	$37,884	$52,382	$33,299	$57,059

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$33,280	$55,122
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,372	2,703
(Benefit from) provision for deferred income taxes	(9,139)	27,590
Share-based compensation expense	18,069	22,059
Unrealized loss (gain) on equity investments with readily determinable fair value, warrants, and forward contract	9,969	(19,738)
Other non-cash adjustments	3,136	863
Change in assets and liabilities:
Accounts receivable, net	(36,704)	(33,595)
Net related party receivables	(7,221)	1,450
Prepaid expenses and other assets	(49,252)	(35,138)
Investments	(2,067)	(9,736)
Accounts payable	(3,190)	(3,029)
Net related party payables	(563)	(11,720)
Accrued and other liabilities	47,831	85,022
Deferred revenue	(51,625)	744
Operating lease right-of-use assets and lease liabilities	28,884	32,204
Net cash (used in) provided by operating activities	(16,220)	114,801
Cash flows from investing activities:
Capital expenditures	(1,084)	(1,033)
Purchases of investments	(4,605)	(9,333)
Net cash used in investing activities	(5,689)	(10,366)
Cash flows from financing activities:
Accelerated share repurchase	—	(75,060)
Dividends paid	(682)	(170,824)
Taxes paid in lieu of shares issued for equity-based compensation	(8,084)	(15,439)
Proceeds from revolving credit facilities	75,000	215,000
Repayment of revolving credit facilities	(40,000)	(85,000)
Other financing activities	—	1,705
Net cash provided by (used in) financing activities	26,234	(129,618)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,325	(25,183)
Cash, cash equivalents and restricted cash at beginning of period	40,459	91,018
Cash, cash equivalents and restricted cash at end of period	$44,784	$65,835

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$105	$148

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2024
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	$249	$11,471	$(171,400)	$(178,512)	$(997)	$(339,189)
Net income	—	—	—	37,877	—	37,877
Other comprehensive income	—	—	—	—	7	7
Comprehensive income	—	—	—	—	—	37,884
Share-based compensation	—	7,350	—	—	—	7,350
Common stock issued under stock incentive plans	—	(817)	817	—	—	—
Balance as of March 31, 2024	$249	$18,004	$(170,583)	$(140,635)	$(990)	$(293,955)

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

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2024
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	$249	$16,846	$(179,410)	$(173,910)	$(1,009)	$(337,234)
Net income	—	—	—	33,280	—	33,280
Other comprehensive income	—	—	—	—	19	19
Comprehensive income	—	—	—	—	—	33,299
Share-based compensation	—	18,069	—	—	—	18,069
Tax withholding associated with shares issued for equity-based compensation	—	(8,084)	—	—	—	(8,084)
Common stock issued under stock incentive plans	—	(8,827)	8,827	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(5)	—	(5)
Balance as of March 31, 2024	$249	$18,004	$(170,583)	$(140,635)	$(990)	$(293,955)

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
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation and relate to the separation of Investments and unrealized loss (gain) on equity investments with readily determinable fair value and warrants on the consolidated statements of cash flows for the nine months ended March 31, 2023.

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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and nine months ended March 31, 2024 and 2023, the Company did not have any material impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Event-related (a)	$177,826	$144,650	$306,096	$292,304
Media rights (b)	139,579	135,200	269,345	260,344
Sponsorship, signage and suite licenses	101,402	90,340	176,032	176,175
League distributions and other	11,147	12,554	48,425	31,704
Total revenues from contracts with customers	$429,954	$382,744	$799,898	$760,527
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2024 and June 30, 2023.

	March 31,	June 30,
	2024	2023
Receivables from contracts with customers, net (a)	$58,782	$20,134
Contract assets, current (b)	64,724	19,465
Deferred revenue, including non-current portion (c), (d)	118,092	169,717
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2024 and June 30, 2023, the Company’s receivables reported above included $1,970 and $0, respectively, related to contracts with customers who are related parties. See Note 16 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of March 31, 2024 and June 30, 2023, the Company had receivable balances related to escrow and player compensation recoveries of $7,058 and $1,544, respectively, recorded in Accounts receivable, net.
(b)Contract assets, current, which are reported as Other current assets in the accompanying consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional. The Company had contract asset balances related to local media rights of $25,642 and $0 as of March 31, 2024 and June 30, 2023, respectively. See Note 16 for further details on these related party arrangements.
(c)Deferred revenue, including non-current portion, primarily relates to the Company’s receipt of consideration from customers or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The Company’s deferred revenue related to local media rights was $0 as of March 31, 2024 and June 30, 2023. See Note 16 for further details on these related party arrangements.
(d)Revenue recognized for the nine months ended March 31, 2024 relating to the deferred revenue balance as of June 30, 2023 was $141,372.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024 and is based on current projections. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal Year 2024 (remainder)	$23,113
Fiscal Year 2025	124,822
Fiscal Year 2026	77,696
Fiscal Year 2027	39,157
Fiscal Year 2028	19,647
Thereafter	17,186
$301,621

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net earnings allocable to common shares, basic and diluted (numerator):
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$37,877	$52,379	$33,280	$57,050
Less: Dividends to other-than-common stockholders (a)	—	—	5	2,056
Net earnings allocable to common shares, basic and diluted (numerator):	$37,877	$52,379	$33,275	$54,994

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,028	23,971	24,005	24,133
Dilutive effect of shares issuable under share-based compensation plans	72	91	71	92
Weighted-average shares for diluted EPS	24,100	24,062	24,076	24,225
Weighted-average shares excluded from diluted EPS	—	—	—	—

Basic earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$1.58	$2.19	$1.39	$2.28
Diluted earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$1.57	$2.18	$1.38	$2.27
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $2,170 and $81 for the three months ended March 31, 2024 and 2023, respectively, and a net provision of $2,170 and a net credit of $219 for the nine months ended March 31, 2024 and 2023, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2024	June 30, 2023	March 31, 2023	June 30, 2022
Captions on the consolidated balance sheets:
Cash and cash equivalents	$40,033	$40,398	$65,182	$91,018
Restricted cash (a)	4,751	61	653	—
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$44,784	$40,459	$65,835	$91,018
_________________
(a)Restricted cash as of March 31, 2024, June 30, 2023 and March 31, 2023 included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information).
Note 7. Leases
As of March 31, 2024, the Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) and a lease agreement for an aircraft. Prior to the MSGE Distribution Date, the Sublease Agreement was between the Company and Sphere Entertainment. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements (as defined below) as leases under the ASC Topic 842, Leases. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the Company’s accounting policies associated with its leases.
As of March 31, 2024, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 7 months to 31 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of March 31, 2024 and June 30, 2023:

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2024	June 30, 2023
Right-of-use assets:
Operating leases	Right-of-use lease assets	$697,464	$715,283
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$50,376	$49,745
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	756,871	746,437
Total lease liabilities		$807,247	$796,182
_________________
(a)As of March 31, 2024, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,798 and $721,320, respectively, that are payable to MSG Entertainment. As of June 30, 2023, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,700 and $707,124, respectively, that are payable to MSG Entertainment.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended March 31,		Nine Months Ended March 31,
		2024	2023	2024	2023
Operating lease cost	Direct operating expenses	$35,370	$31,258	$61,043	$64,472
Operating lease cost	Selling, general and administrative expenses	2,320	613	6,960	1,839
Short-term lease cost	Direct operating expenses	—	59	—	174
Total lease cost		$37,690	$31,930	$68,003	$66,485
Supplemental Information
For the nine months ended March 31, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $39,119 and $33,791, respectively.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheet as of March 31, 2024 was 30.0 years. The weighted average discount rate was 7.1% as of March 31, 2024 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of March 31, 2024 are as follows:

Fiscal Year 2024 (remainder)	$13,023
Fiscal Year 2025	51,681
Fiscal Year 2026	52,155
Fiscal Year 2027	53,516
Fiscal Year 2028	54,919
Thereafter	2,041,609
Total lease payments	2,266,903
Less imputed interest	(1,459,656)
Total lease liabilities	$807,247
Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2024, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of March 31, 2024 and June 30, 2023 was $226,523.
The Company’s indefinite-lived intangible assets as of March 31, 2024 and June 30, 2023 are as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2024, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
For the three and nine months ended March 31, 2023, amortization expense of intangible assets was $29 and $167, respectively. There was no amortization expense for the three and nine months ended March 31, 2024 as a result of the disposal of CLG in April 2023.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following:

	March 31, 2024	June 30, 2023
Equity method investments:
NRG	$11,230	$11,948
Other equity method investments	1,992	—
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	16,763	22,408
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	18,117	14,406
Equity investments without readily determinable fair values (a)	6,068	5,514
Derivative instruments:
Xtract One warrants	7,273	13,098
Total investments	$61,443	$67,374
_________________
(a)For the three and nine months ended March 31, 2024 and 2023, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations.
Equity Method Investments
NRG
In April 2023, the Company sold its controlling interest in CLG to NRG, a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company received preferred shares representing approximately 25% of the capital stock of NRG. The Company deconsolidated the CLG business and recorded the investment in NRG at fair value as an equity method investment in the fourth quarter of fiscal year 2023. During the three and nine months ended March 31, 2024, the Company recognized its net share of income of $140 and losses of $718, respectively, in Miscellaneous (expense) income, net within the Company’s consolidated statement of operations. As of March 31, 2024 and June 30, 2023, the Company’s ownership in NRG was approximately 25%.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	March 31, 2024		June 30, 2023
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$6,783	$16,763	$6,783	$22,408
Other equity investments with readily determinable fair values	15,984	18,117	13,772	14,406
	$22,767	$34,880	$20,555	$36,814
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous (expense) income, net within the Company’s consolidated statement of operations, for the three and nine months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Unrealized (loss) gain - Xtract One common stock	$(853)	$7,337	$(5,645)	$7,337
Unrealized gain - other equity investments with readily determinable fair values	809	372	1,501	718
Realized gain (loss) - other equity investments with readily determinable fair values	12	(4)	55	(4)
	$(32)	$7,705	$(4,089)	$8,051
Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	March 31, 2024	June 30, 2023
Assets:
Money market accounts	I	$27,149	$17,330
Time deposit	I	11,487	1,457
Equity investments	I	34,880	36,814
Warrants	III	7,273	13,098
Total assets measured at fair value		$80,789	$68,699
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposit approximates fair value due to their short-term maturities. Refer to Note 9 for further details regarding equity investments.
Level III Inputs
The Company’s level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous (expense) income, net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
Expected term	1.96 years	2.34 years
Expected volatility	64.34%	74.43%
Risk-free interest rate	4.59%	4.68%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Balance at beginning of period	$8,802	$—	$13,098	$—
Purchase of warrants	—	1,959	—	1,959
Unrealized (loss) gain on warrants	(1,529)	4,543	(5,825)	4,543
Unrealized gain on forward contract (a)	—	7,140	—	7,140
Balance at end of period	$7,273	$13,642	$7,273	$13,642
_________________
(a)During the three months ended March 31, 2023, the Company recorded an unrealized gain on a forward contract to acquire additional common stock and warrants of Xtract One. The Company’s forward contract was included within Other current assets in the accompanying consolidated balance sheets. The fair value of the Company’s forward contract was determined using the number of additional common shares and warrants in the forward contract, the contractual price of the forward contract, the quoted prices of Xtract One, and the fair value of the Xtract One warrants as of March 31, 2023.
The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$330,000	$330,000	$295,000	$295,000
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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During the nine months ended March 31, 2024, the Company borrowed an additional $40,000 under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $275,000 as of March 31, 2024, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of March 31, 2024 was 6.68%. During the nine months ended March 31, 2024 the Company made interest payments of $13,778 in respect of the Knicks Revolving Credit Facility.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2024, Knicks LLC was in compliance with this financial covenant.

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
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. During the nine months ended March 31, 2024, the Company borrowed an additional $35,000 and made principal repayments of $40,000 under the Rangers Revolving Credit Facility. The outstanding balance under the Rangers Revolving Credit Facility was $55,000 as of March 31, 2024, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Rangers Revolving Credit Facility as of March 31, 2024 was 7.18%. During the nine months ended March 31, 2024 the Company made interest payments of $3,804 in respect of the Rangers Revolving Credit Facility. In addition, on April 22, 2024, the Company made an additional principal repayment of $40,000 under the Rangers Revolving Credit Facility.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2024, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the Rangers NHL Advance Agreement was $30,000 as of March 31, 2024 and was recorded as Debt in the accompanying consolidated balance sheet. During the nine months ended March 31, 2024 the Company made interest payments of $900.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	March 31, 2024	June 30, 2023
Other current assets	$1,145	$1,145
Other assets	1,951	2,810
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
The following table presents components of net periodic benefit cost for the Pension Plans included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023. Components of net periodic benefit cost are reported in Miscellaneous (expense) income, net.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest cost	$68	$60	$204	$180
Recognized actuarial loss	10	4	28	13
Net periodic benefit cost	$78	$64	$232	$193
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
Expense related to the 401(k) Plan and Excess Savings Plan for the three and nine months ended March 31, 2024 was $1,261 and $3,869, respectively, and $1,465 and $3,602 for the three and nine months ended March 31, 2023, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Executive Deferred Compensation Plan
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation expense of $821 and $1,556 for the three and nine months ended March 31, 2024, respectively, and $368 and $714 for the three and nine months ended March 31, 2023, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $821 and $1,556 for the three and nine months ended March 31, 2024, respectively, and $368 and $714 for the three and nine months ended March 31, 2023, respectively, within Miscellaneous (expense) income, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	March 31, 2024	June 30, 2023
Non-current assets (included in investments)	$18,117	$14,406
Current liabilities (included in accrued employee related costs)	(1,233)	(1,358)
Non-current liabilities (included in other employee related costs)	(16,884)	(13,048)
Note 14. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense is recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $7,350 and $18,069 for the three and nine months ended March 31, 2024, respectively and $3,220 and $22,059 for the three and nine months ended March 31, 2023, respectively. There were no costs related to share-based compensation that were capitalized for the three and nine months ended March 31, 2024 and 2023, respectively.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by current and former employees of the Company and non-employee directors, for the nine months ended March 31, 2024:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2023	124	160	$167.08
Granted	65	48	$177.62
Vested	(59)	(60)	$168.35
Forfeited / Cancelled	(3)	(3)	$176.52
Unvested award balance, March 31, 2024	127	145	$170.68
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the nine months ended March 31, 2024 was $21,192. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s current and former employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 50 of these RSUs, with an aggregate value of $8,084, inclusive of $4 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2024.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The fair value of RSUs that vested during the nine months ended March 31, 2023 was $40,795. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2023 was $161.70.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the nine months ended March 31, 2024:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2023	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of March 31, 2024	94	$138.78	3.71	$4,292
Exercisable as of March 31, 2024	94	$138.78	3.71	$4,292
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
During the nine months ended March 31, 2024, the Company did not make any share repurchases under its share repurchase program. As of March 31, 2024, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 16. Related Party Transactions
As of March 31, 2024, certain members of the Dolan family, including certain trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.0% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.9% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of March 31, 2024:
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
The Company is also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of March 31, 2024:
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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues (a)	$86,944	$84,024	$173,419	$167,148
Operating expenses:
Expense pursuant to the Services Agreement	$9,131	$8,702	$28,557	$28,032
Rent expense pursuant to Sublease agreement with MSG Entertainment	731	741	2,233	2,162
Costs associated with the Sponsorship sales and service representation agreements	7,260	7,866	15,411	16,525
Operating lease expense associated with the Arena License Agreements	35,370	30,962	61,043	63,890
Other costs associated with the Arena License Agreements	16,788	14,135	30,409	30,202
Other operating (credits) expenses, net	(666)	64	(1,985)	69
___________________
(a)Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.
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
Income tax expense for the three and nine months ended March 31, 2024 of $34,018 and $29,658, respectively, reflects an effective tax rate of 47% for both periods.
Income tax expense for the three and nine months ended March 31, 2023 of $42,962 and $47,024, respectively, reflects an effective tax rate of 45% and 46%, respectively.
The Company was notified in April 2020 that the City of New York was commencing an audit of the local income tax returns for the fiscal years ended June 30, 2016 and 2017. The audit was finalized in January 2024 and resulted in no material changes.
During the nine months ended March 31, 2024, the Company made income tax payments, net of refunds, of $14,319.
The Company had $35,115 and $10,633 of accrued federal and state income tax, recorded within other accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2024 and June 30, 2023, respectively.

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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2024 compared to the three and nine months ended March 31, 2023.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, and (iii) certain contractual obligations.
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

Results of Operations
Comparison of the three and nine months ended March 31, 2024 versus the three and nine months ended March 31, 2023
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues	$429,954	$382,744	$47,210	12%	$799,898	$760,527	$39,371	5%
Direct operating expenses	273,026	239,051	33,975	14%	508,771	468,434	40,337	9%
Selling, general and administrative expenses	76,398	61,102	15,296	25%	195,020	192,019	3,001	2%
Depreciation and amortization	788	840	(52)	(6)%	2,372	2,703	(331)	(12)%
Operating income	79,742	81,751	(2,009)	(2)%	93,735	97,371	(3,636)	(4)%
Other income (expense):
Interest expense, net	(6,444)	(6,300)	(144)	(2)%	(19,720)	(14,768)	(4,952)	(34)%
Miscellaneous (expense) income, net	(1,403)	19,324	(20,727)	NM	(11,077)	19,543	(30,620)	NM
Income before income taxes	71,895	94,775	(22,880)	(24)%	62,938	102,146	(39,208)	(38)%
Income tax expense	(34,018)	(42,962)	8,944	21%	(29,658)	(47,024)	17,366	37%
Net income	37,877	51,813	(13,936)	(27)%	33,280	55,122	(21,842)	(40)%
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(566)	566	100%	—	(1,928)	1,928	100%
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$37,877	$52,379	$(14,502)	(28)%	$33,280	$57,050	$(23,770)	(42)%
______________
NM - Percentage is not meaningful
Revenues
Revenues increased $47,210, or 12%, to $429,954 for the three months ended March 31, 2024 as compared to the prior year period. Revenues increased $39,371, or 5%, to $799,898 for the nine months ended March 31, 2024 as compared to the prior year period. The net increases were attributable to the following:

	Three	Nine
	Months	Months
Increase in pre/regular season ticket-related revenues	$29,874	$11,166
Increase in suite revenues	10,932	5,253
Increase in pre/regular season food, beverage, and merchandise sales	4,274	3,998
Increase in revenues from local media rights fees	1,348	3,532
Increase in revenues from league distributions	625	19,268
Increase (decrease) in sponsorship and signage revenues	130	(5,397)
Other net increases	27	1,551
	$47,210	$39,371
The increase in pre/regular season ticket-related revenues for the three months ended March 31, 2024 was primarily due to the Knicks playing additional home games at The Garden during the current year period as compared to the prior year period and higher average Knicks and Rangers per-game revenue. The Knicks played 26 games at The Garden during the three months ended March 31, 2024 as compared to 21 games at The Garden during the prior year period. The increase in pre/regular season ticket-related revenues for the nine months ended March 31, 2024 was primarily due to higher average Knicks and Rangers per-game revenue, partially offset by the Knicks and the Rangers playing fewer home games at The Garden during the current year period as compared to the prior year period. The Knicks played 41 games at The Garden during the nine months ended

March 31, 2024 as compared to 42 games at The Garden during the prior year period. The Rangers played 38 games at The Garden during the nine months ended March 31, 2024 as compared to 41 games at The Garden during the prior year period.
The increase in suite revenues for the three months ended March 31, 2024 was primarily due to the Knicks playing additional home games at The Garden during the current year period as compared to the prior year period and higher net sales of suites products, including revenue related to new premium hospitality offerings which were made available at the start of the 2023-24 seasons. The increase in suite revenues for the nine months ended March 31, 2024 was primarily due to higher net sales of suites products, including revenue related to new premium hospitality offerings which were made available at the start of the 2023-24 seasons, partially offset by the Knicks and the Rangers playing fewer home games at The Garden during the current year period as compared to the prior year period.
The increase in pre/regular season food, beverage, and merchandise sales for the three months ended March 31, 2024 was primarily due to higher average per-game revenue, the Knicks playing additional home games at The Garden during the current year period as compared to the prior year period, and higher online sales of merchandise. The increase in pre/regular season food, beverage, and merchandise sales for the nine months ended March 31, 2024 was primarily due to higher average per-game revenue and higher online sales of merchandise, partially offset by the Knicks and the Rangers playing fewer home games at The Garden during the current year period as compared to the prior year period.
The increases in revenues from local media rights fees for the three and nine months ended March 31, 2024 were primarily due to contractual rate increases, partially offset by a reduction in rights fees due to a decrease in the number of events exclusively available to MSG Networks during the current year as compared to the prior year.
The increase in revenues from league distributions for the three months ended March 31, 2024 was primarily due to increased national media rights fees in the current year period, partially offset by lower other league distributions in the current year period and the absence of league distributions related to Counter Logic Gaming (“CLG”) in the current year period following the Company’s sale of its controlling interest in CLG in April 2023. The increase in revenues from league distributions for the nine months ended March 31, 2024 was primarily due to an increase in and the timing of recognition of certain league distributions unrelated to national media rights fees and, to a lesser extent, increased national media rights fees in the current year period, partially offset by lower other league distributions in the current year period and the absence of league distributions related to CLG in the current year period.
The increase in sponsorship and signage revenues for three months ended March 31, 2024 was primarily due the Knicks playing additional home games at The Garden during the current year period as compared to the prior year period, partially offset by the absence of sponsorship and signage revenues related to CLG in the current year period. The decrease in sponsorship and signage revenues for nine months ended March 31, 2024 was primarily due to the Knicks and the Rangers playing fewer home games at The Garden during the current year period as compared to the prior year period and the absence of sponsorship and signage revenues related to CLG in the current year period.
Direct operating expenses
Direct operating expenses increased $33,975, or 14%, to $273,026 for the three months ended March 31, 2024 as compared to the prior year period. Direct operating expenses increased $40,337, or 9%, to $508,771 for the nine months ended March 31, 2024 as compared to the prior year period. The net increases were attributable to the following:

	Three	Nine
	Months	Months
Increase in team personnel compensation	$11,752	$22,616
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	8,383	12,016
Increase in other team operating expenses	5,106	3,388
Increase (decrease) in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	4,408	(2,847)
Increase in pre/regular season expense associated with merchandise sales	2,237	2,775
Increase in net provisions for certain team personnel transactions	2,089	2,389
	$33,975	$40,337
The increases in team personnel compensation for the three and nine months ended March 31, 2024 were primarily due to roster changes for the Knicks and the Rangers, partially offset by the absence of expenses related to CLG in the current year periods following the Company’s sale of its controlling interest in CLG in April 2023.
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	Increase	2024	2023	Increase
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$20,103	$11,720	$8,383	$42,521	$30,505	$12,016
The increases in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three and nine months ended March 31, 2024 were primarily related to higher provisions for league revenue sharing expense (net of escrow and excluding playoffs) of $6,600 and $8,875, respectively, and, to a lesser extent, lower estimated recoveries of NBA luxury tax in the current year periods.
The Knicks were not a luxury tax payer for the 2022-23 season and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. The Knicks’ roster as of March 31, 2024 would not result in the team being a luxury tax payer for the 2023-24 season.
The actual amounts for the 2023-24 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Other team operating expenses primarily consist of expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel, player insurance, and league assessments. The increase in other team operating expenses for the three months ended March 31, 2024 was primarily due to higher average per-game expenses and the Knicks playing additional home games at The Garden during the current year period as compared to the prior year period. The increase in other team operating expenses for the nine months ended March 31, 2024 was primarily due to higher average per-game expenses, partially offset by the Knicks and the Rangers playing fewer home games at The Garden during the current year period as compared to the prior year period.
The increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the three months ended March 31, 2024 was a result of the Knicks playing additional home games at The Garden during the current year period as compared to the prior year period. The decrease in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the nine months ended March 31, 2024 was a result of the Knicks and the Rangers playing fewer home games at The Garden during the current year period as compared to the prior year period.
The increases in pre/regular season expense associated with merchandise sales for the three and nine months ended March 31, 2024 were primarily related to higher merchandise sales.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Season-ending player injuries	$2,170	$—	$2,170	$2,170	$—	$2,170
Player trades	—	51	(51)	—	1,143	(1,143)
Waivers/contract terminations	—	30	(30)	—	(1,362)	1,362
Net provisions for certain team personnel transactions	$2,170	$81	$2,089	$2,170	$(219)	$2,389
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, costs under the Company’s Services Agreement, professional fees, and operating lease costs, (ii) fees related to the Company’s sponsorship sales and service representation agreements, and (iii) sales and marketing costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.
Selling, general and administrative expenses for the three months ended March 31, 2024 increased $15,296, or 25%, to $76,398 as compared to the prior year period driven by higher employee compensation and related benefits of $12,187, primarily due to executive management transition costs in the current year period, and higher other general and administrative expenses.
Selling, general and administrative expenses for the nine months ended March 31, 2024 increased $3,001, or 2%, to $195,020 as compared to the prior year period primarily due to higher operating lease costs of $5,121 and higher employee compensation and related benefits of $1,417, partially offset by lower other general and administrative expenses.

Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2024 decreased $52, or 6%, to $788 as compared to the prior year period. Depreciation and amortization for the nine months ended March 31, 2024 decreased $331, or 12%, to $2,372 as compared to the prior year period.
Operating income
Operating income for the three months ended March 31, 2024 decreased $2,009, or 2%, to $79,742 as compared to the prior year period primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
Operating income for the nine months ended March 31, 2024 decreased $3,636, or 4%, to $93,735 as compared to the prior year period primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
Interest expense, net
Net interest expense for the three months ended March 31, 2024 increased $144, or 2%, to $6,444 as compared to the prior year period primarily due to lower interest income caused by lower cash balances, partially offset by decreased interest expense in the current year period. This decrease in interest expense was primarily due to lower average borrowings under the Rangers Revolving Credit Facility in the current year period, partially offset by higher average interest rates and higher average borrowings under the Knicks Revolving Credit Facility in the current year period.
Net interest expense for the nine months ended March 31, 2024 increased $4,952, or 34%, to $19,720 as compared to the prior year period primarily due to increased interest expense caused by higher average interest rates in the current year period and higher average borrowings under the Knicks Revolving Credit Facility in the current year period. The increase was partially offset by lower average borrowings under the Rangers Revolving Credit Facility in the current year period.
Miscellaneous (expense) income, net
Miscellaneous (expense) income, net for the three months ended March 31, 2024 decreased $20,727 to a net expense of $1,403 as compared to the prior year period primarily due to the recognition of unrealized losses in the current year period related to the Company’s investments in Xtract One common stock and warrants as compared to unrecognized gains in the prior year period related to the Company’s investments in Xtract One common stock, warrants and forward contracts. Miscellaneous (expense) income, net for the nine months ended March 31, 2024 decreased $30,620 to a net expense of $11,077 as compared to the prior year period primarily due to the recognition of unrealized losses in the current year period related to the Company’s investments in Xtract One common stock and warrants as compared to unrecognized gains in the prior year period related to the Company’s investments in Xtract One common stock and warrants.
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
The following are the reconciliations of operating income to adjusted operating income for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2024	2023	$	%	2024	2023	$	%
Operating income	$79,742	$81,751	$(2,009)	(2)%	$93,735	$97,371	$(3,636)	(4)%
Depreciation and amortization	788	840			2,372	2,703
Share-based compensation	7,350	3,220			18,069	22,059
Remeasurement of deferred compensation plan liabilities	821	368			1,556	714
Adjusted operating income (a)	$88,701	$86,179	$2,522	3%	$115,732	$122,847	$(7,115)	(6)%
_________________
(a)During the fourth quarter of fiscal year 2023, the Company amended the definition of adjusted operating income so that the impact of the non-cash portion of operating lease costs related to the Company’s Arena License Agreements with MSG Entertainment is no longer excluded. Pursuant to GAAP, recognition of operating lease costs is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease costs is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Adjusted operating income includes operating lease costs of (i) $22,372 and $38,610 of expense paid in cash for the three and nine months ended March 31, 2024, respectively, and $19,013 and $39,234 of expense paid in cash for the three and nine months ended March 31, 2023, respectively, and (ii) a non-cash expense of $12,998 and $22,433, for the three and nine months ended March 31, 2024, respectively, and $11,949 and $24,657 for the three and nine months ended March 31, 2023, respectively.
For the three months ended March 31, 2024, adjusted operating income increased $2,522, or 3%, to $88,701 as compared to the prior year period. The increase in adjusted operating income was primarily due to higher revenues, partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses.
For the nine months ended March 31, 2024, adjusted operating income decreased $7,115, or 6%, to $115,732 as compared to the prior year period. The decrease in adjusted operating income was primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.

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
As of March 31, 2024, we had $40,033 in Cash and cash equivalents. In addition, as of March 31, 2024, the Company’s deferred revenue obligations were $88,452, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites. In addition, the Company’s deferred revenue obligations included $11,033 from the NBA, which the league provided to each team.
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
We believe we have sufficient liquidity, including approximately $40,033 in Cash and cash equivalents as of March 31, 2024, along with $195,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations for the foreseeable future. In addition, on April 22, 2024, the Company made an additional principal repayment of $40,000 under the Rangers Revolving Credit Facility.
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
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31,
	2024	2023
Net income	$33,280	$55,122
Adjustments to reconcile net income to net cash (used in) provided by operating activities:	24,407	33,477
Changes in working capital assets and liabilities	(73,907)	26,202
Net cash (used in) provided by operating activities	(16,220)	114,801
Net cash used in investing activities	(5,689)	(10,366)
Net cash provided by (used in) financing activities	26,234	(129,618)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,325	$(25,183)
Operating Activities
Net cash used in operating activities for the nine months ended March 31, 2024 was $16,220 as compared to net cash provided by operating activities in the prior period of $114,801. This was primarily due to the decrease in net income adjusted for non-cash items in addition to changes in working capital assets and liabilities. The changes in working capital assets and liabilities were primarily driven by (i) a decrease in deferred revenue of $52,369 primarily due to the timing of collections related to pre/regular season ticket sales and the recognition of certain league distributions unrelated to national media rights fees, (ii) a lower decrease in accrued and other liabilities of $37,191 primarily due to higher payments related to employee compensation and league revenue sharing in the current year period, (iii) a higher increase in prepaid expenses and other assets of $14,114 primarily due to higher contract assets as a result of timing of revenue recognition and lower receipts related to escrow and player compensation recoveries in the current year period, and (iv) an increase in net related party receivables of $8,671 primarily due to the timing of collections related to the Company’s sponsorship sales and service representation agreements. These changes were partially offset by (i) a lower decrease in net related party payables of $11,157 primarily due to the timing of payments related to the Services Agreement, and (ii) a lower increase in investments of $7,669 primarily related to the Company’s Executive Deferred Compensation Plan.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2024 decreased by $4,677 to $5,689 as compared to the prior year period primarily due to lower purchases of investments in the current year period.
Financing Activities
Net cash provided by financing activities for the nine months ended March 31, 2024 was $26,234 as compared to net cash used in financing activities for the nine months ended March 31, 2023 of $129,618. This was primarily due to the impact of dividends paid and the accelerated share repurchase in the prior year period, lower principal repayments under the Knicks Revolving Credit Facility and the Rangers Revolving Credit Facility in the current year period and, to a lesser extent, lower taxes paid in lieu of shares issued for equity-based compensation in the current year period. These impacts were partially offset by additional borrowings under the Company’s credit facilities in the prior year period.
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
Goodwill
The carrying amount of goodwill as of March 31, 2024 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2024:

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

Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of March 31, 2024, we had a total of $330 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of March 31, 2024 and continuing for a full year would increase interest expense by approximately $3.3 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that as of March 31, 2024 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2024, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases, if any, through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended March 31, 2024, the Company did not make any share repurchases under its share repurchase program.

Item 6. Exhibits
(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.
*    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May 2024.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer