Form 10-K
period 2024-06-30
Madison Square Garden Sports Corp.
filed 2024-08-13
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Sports Corp. computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 billion.
Number of shares of common stock outstanding as of July 31, 2024:

Class A Common Stock par value $0.01 per share	—	19,422,573
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2024 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the close of our fiscal year.

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
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All of the outstanding common stock of the Company was distributed to MSG Networks stockholders (the “MSGS Distribution”) on September 30, 2015.
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
The Company reports on a fiscal year basis ending on June 30th. In this Annual Report on Form 10-K, the years ended on June 30, 2024 and 2023 are referred to as “fiscal year 2024” and “fiscal year 2023,” respectively.
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
•World-class organization with expertise in team operations, event presentation, ticketing, and premium hospitality; and
•Seasoned management team and committed ownership.

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
•Employ a ticketing policy that gives the Company a direct relationship with our fan bases. Our large and loyal fan bases have placed us among the league leaders in ticket sales as our teams consistently play to at or near capacity crowds at The Garden. Tickets to our sports teams’ home games are sold through membership plans (full season and partial plans); group sales; and single-game tickets, which are purchased on an individual basis (as opposed to third-party sales). We generally review and set the price of our tickets before the start of each team’s season; however, we dynamically price our single-game tickets to better align with fan demand.
•Maximize the value of our exclusive live sports content. With today’s rapidly evolving media landscape, live sports telecasts have become increasingly valuable to distributors and advertisers. In October 2015, the Knicks and the Rangers entered into 20-year local media rights agreements with MSG Networks, creating a significant recurring revenue stream for the Company. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. MSG Networks makes this content available to our fans on its regional sports networks, MSG Network and MSG Sportsnet, and through its direct to consumer and authenticated streaming product, MSG+. In addition, the Company also receives a pro-rata share of fees related to the NBA’s and NHL’s national and international media rights agreements, which provides a significant recurring revenue stream for the Company. The NHL’s U.S. national media rights agreements with The Walt Disney Company and WarnerMedia, LLC will expire following the 2027-28 season. The NHL’s agreement with Rogers Communications (Canada) expires following the 2025-26 season. The NBA’s current agreements with The Walt Disney Company and WarnerMedia, LLC expire after the 2024-25 regular season. In July 2024, the NBA entered into new 11-year media rights agreements with The Walt Disney Company, NBCUniversal and Amazon, which will take effect starting with 2025-26 season and will expire following the 2035-36 season.
•Utilize our unique assets and an integrated approach to drive sponsorship and suite sales. The Company possesses powerful and attractive assets that also benefit from being part of a broader sports, entertainment and media offering as a result of the Company’s various agreements with MSG Entertainment. These agreements enable us to partner with MSG Entertainment and Sphere Entertainment on an integrated approach to marketing partnerships and corporate hospitality solutions to drive sponsorship, signage and suite sales. For example:
◦Our assets are highly sought after by companies that value the popularity of our sports franchises, the demographic makeup of our fans, and our unique position in the New York market. The attractiveness of our assets is further strengthened by the Sponsorship Sales and Service Representation Agreements and Arena License Agreements with MSG Entertainment, which create compelling, broad-based marketing platforms by combining our professional sports brands and MSG Entertainment’s live entertainment assets and Sphere Entertainment’s media assets. This integrated approach to marketing partnerships — which delivers unrivaled sports, entertainment and media exposure in the New York market — has already attracted world-class partners such as JPMorgan Chase, Anheuser-Busch, BetMGM, Caesars Sportsbook, Delta Air Lines, HUB International, Dunkin Donuts, Benjamin Moore, Lexus, PepsiCo, Spectrum, Ticketmaster, MSC Cruises and Verizon, among others.
◦Our Arena License Agreements with MSG Entertainment enable MSG Entertainment to offer corporate hospitality solutions that bring together our live sporting events with MSG Entertainment’s live entertainment offerings and provide for the sharing of revenues from such offerings. For example, The Garden offers a variety of suite and club products, including 23 Event Level spaces consisting of 22 suites and a new event level club, 58 Lexus Level suites, 18 Infosys Level suites, the Madison Club and the HUB Loft. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers, with the majority being multi-year agreements, most of which have annual escalators. We believe the unique combination of our live sporting events and MSG Entertainment’s live entertainment offerings, along with the continued importance of corporate hospitality to our guests, positions us well to continue to grow this area of the business.

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
Our Business
Our Sports Franchises
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, some of the greatest athletes to ever play the game and a large and passionate global fan base. As the Knicks head into the 2024-25 season, the team is coming off of a first round playoff series win and trip to the Eastern Conference Semifinals and has a number of draft picks over the next several years, which may be used to add new players or as trade assets.
New York Rangers
The Rangers hockey club is one of the NHL’s “Original Six” franchises. Heading into its 98th season, the Rangers are a storied franchise and one of the league’s marquee teams, with four Stanley Cup Championships and one of the most passionate, loyal and enthusiastic fan bases. For the 2023-24 season, the Rangers captured the Presidents’ Trophy for the league’s best regular season record, while winning a franchise record 55 games in the regular season, and earned a trip to the Eastern Conference Finals.
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
Media Rights
We generally license the local media rights for our sports teams’ home and away games. The Knicks and the Rangers are party to media rights agreements with MSG Networks covering the local telecast and radio rights for the Knicks and the Rangers. Each agreement has a remaining term of approximately 11 years.
Our Community
The Company has a long history of leveraging the power of its brands to benefit communities across the tri-state area.
The Company’s 2022 Corporate Social Responsibility Report can be found on our website under “Our Community”. As part of our company-wide philanthropic efforts, the Knicks and the Rangers both run large community-based youth sports programs — Jr. Knicks and Jr. Rangers — focused on eliminating barriers and creating more inclusive opportunities for all kids to enjoy basketball and hockey. Over 480,000 tri-state area youth participated in these programs in fiscal year 2024. The Company is also dedicated to affecting positive change through other social impact and cause-related initiatives including philanthropic food and other in-kind donations.
Garden of Dreams Foundation
The centerpiece of the Company’s philanthropy is the Garden of Dreams Foundation (“GDF”), a non-profit organization that assists young people in need. Since it was established in 2006, the Garden of Dreams Foundation has donated nearly $81 million in grants and other donations, impacting more than 440,000 young people and their families. GDF focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. In partnership with the Company, MSG Entertainment and Sphere Entertainment, GDF provides young people in our communities with access to educational and skills opportunities, mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. Each year, as part of its Season of Giving, GDF partners with the Knicks, Rangers and MSG Entertainment’s Radio City Rockettes on a wide range of charitable programs. GDF further supports its mission by providing a core group of non-profit partners with critical funding to support their long-term success.
Supplier Diversity
We are committed to fostering an inclusive environment across all areas of our business. In partnership with MSG Entertainment and Sphere Entertainment, our Business and Supplier Diversity Program seeks to strengthen relationships with diverse suppliers of goods and services and provide opportunities to do business with each of the three companies. See “Human Capital Resources — Diversity and Inclusion.”

Regulation
Our business is subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
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
Our business is also subject to certain regulations applicable to our Internet websites and mobile applications, including data privacy laws in various jurisdictions. These include, but are not limited to, the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (the “CPRA”). These laws obligate us to comply with certain consumer and employee rights concerning data we may collect about these individuals. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications is subject to a range of other federal, state and local laws, such as accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our websites seeks to collect information from children under 13 years of age or is intended primarily for children under 13 years of age, it is also subject to the Children’s Online Privacy Protection Act, which places restrictions on websites’ and online services’ collection and use of personally identifiable information from children under 13 years of age without prior parental consent. Our business is also subject to a variety of laws and regulations, including working conditions, labor, immigration and employment laws and health, safety and sanitation requirements. See “Item 1A. Risk Factors — Operational Risks — We Are Subject to Data Privacy, Data Protection and Data Security Regulations and Laws and Could Face Substantial Penalties if We Fail to Comply With Such Regulations and Laws” and “— We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Competition
Our business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL, AHL and NBAGL teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the New York Yankees (the “Yankees”) and the New York Mets (the “Mets”)), two National Football League teams (the New York Giants (the “Giants”) and the New York Jets (the “Jets”)), two additional NHL teams (the New York Islanders (the “Islanders”) and the New Jersey Devils (the “Devils”)), a second NBA team (the Brooklyn Nets (the “Nets”)), two Major League Soccer franchises (the New York Red Bulls and the New York City Football Club), a Women’s National Basketball Association team (the New York Liberty), and a National Women’s Soccer League team (the NJ/NY Gotham FC). In addition, there are a number of other men’s and women’s amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to many other non-sports related entertainment options.
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
The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our sports teams and general economic and health and safety conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets and premium hospitality, potentially greater food, beverage and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year.
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
Diversity and Inclusion (“D&I”)
We aim to create an employee experience that fosters the Company’s culture of respect and inclusion. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. Together with MSG Entertainment and Sphere Entertainment, we have furthered these objectives under our expanded People Development, Diversity and Inclusion function, including:
Workforce: Embedding Diversity and Inclusion through Talent Actions
•Created a common definition of “potential” and an objective potential assessment to de-bias talent review conversations so employees have an opportunity to learn, grow and thrive. Through our performance management process, we encourage regular conversations between managers and employees regarding goals, career growth and productivity.
•Integrated D&I best practices into our performance management and learning and development strategies with the goal of driving more equitable outcomes.
•Developed an emerging talent list to expand our talent pool to better identify and provide specific development opportunities for high performing employees, including diverse talent.
Workplace: Building an Inclusive and Accessible Community
•Expanded our efforts with the MSG D&I enterprise calendar to acknowledge and celebrate culturally relevant days and months of recognition, anchored by our six employee resource groups (“ERGs”): Asian Americans and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women. Membership in our ERGs is open to all employees, and we increased combined ERG involvement from approximately 1,100 members in fiscal year 2023 to approximately 1,700 members in fiscal year 2024 (an increase of 54.8%), which includes employees from the Company, MSG Entertainment and Sphere Entertainment.
•Continued to embed our “Conscious Inclusion Awareness Experience” into an on-boarding experience. This is a required educational module, delivered in two parts, focused on unconscious bias and conscious inclusion within our learning management system.
•Broadened our D&I educational strategy by launching “D&I Learning Moments” to highlight e-learning courses in our learning management system connected to D&I themes, including microaggressions and stereotypes. Additionally, our D&I team offers live trainings that are open to the entire company on topics such as Inclusive Leadership, LGBTQ+ Allyship and Generational Differences. Trainings were completed by approximately 500 employees across the Company, MSG Entertainment and Sphere Entertainment from January 2024 to June 2024.
•Continued our LGBTQ+ inclusivity strategy by hosting live allyship and inclusivity trainings and launching toolkit resources for employees to learn and develop. Together with the PRIDE ERG, we marched in the NYC Pride Parades in 2022, 2023 and 2024.
•Expanded our community conversations series with a theme this year of “Finding Your Voice.” Panels were held during Hispanic Heritage Month, Veterans Day, Black History Month, Women’s Empowerment Month, Asian American and Pacific Islander Heritage Month and Pride Month with elected officials and employees across the Company, MSG Entertainment and Sphere Entertainment.

Community: Bridging the Divide through Expansion to Diverse Stakeholders
•Focused on increasing opportunities to connect with diverse vendors and suppliers by leveraging ERGs and our community. This effort creates revenue generating opportunities for diverse suppliers to promote their businesses and products. In fiscal year 2024, we, MSG Entertainment and Sphere Entertainment expanded our multi-city holiday market event featuring thirty underrepresented businesses in New York City and Burbank.
•Invested in an external facing supplier diversity portal on our website, which launched in fiscal year 2023. The portal is intended to expand opportunities for the Company, MSG Entertainment and Sphere Entertainment to do business with diverse suppliers, including minority-, women-, LGBTQ+- and veteran-owned businesses.
•Strengthened our commitment to higher education institutions to increase campus recruitment pipelines. In partnership with the Knicks and our social impact team, we hosted the 3rd Annual Historically Black Colleges and Universities Night highlighting the important contributions of these institutions and awarded a $60,000 scholarship to a New York City high school student.
•Partnered with MSG Entertainment to host various theme nights during Knicks and Rangers games throughout the season and invited our ERGs to participate.
Talent
As of June 30, 2024, we had approximately 533 full-time union and non-union employees and 450 part-time union and non-union employees.
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
Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: domestic partner coverage; medical, dental and vision plan options; life insurance benefits for the employee and their dependents; a 401k plan with employer match; an employee assistance program which also provides assistance with child and elder care resources; legal support; wellness programs and financial planning seminars. These resources are intended to support the physical, emotional and financial well-being of our employees.
In addition, approximately 11.2% of our employees were represented by unions as of June 30, 2024, most of whom are our players. There are no union employees subject to CBAs that expired as of June 30, 2024 and 37 union employees subject to CBAs that will expire by June 30, 2025.
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

Item 1A. Risk Factors
Sports Business Risks
Our Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our Knicks and Rangers and other sports franchises compete for attendance, viewership and/or advertising, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, streaming devices and applications, and other alternative sources, as well as with other leisure-time activities and entertainment options in the New York City metropolitan area, such as television, motion pictures, concerts, music festivals and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment. During some or all of the basketball and hockey seasons, our sports teams face competition from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets), professional soccer (including the New York Red Bulls, the New York City Football Club and the NJ/NY Gotham FC), professional women’s basketball (including the New York Liberty), collegiate sporting events, such as the Big East basketball tournament, other sporting events, including those held by MSG Entertainment, and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other NHL hockey teams located in the New York City metropolitan area (the Islanders and the Devils) as well as with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with another NBA team located in the New York City metropolitan area (the Nets) as well as with other NBA teams and the NBA itself.
As a result of the large number of options available, we face strong competition for the New York City metropolitan area sports fan base. We must compete with these other sports teams and sporting events including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than us, and, as a consequence, our business and results of operations may be materially negatively affected. The success of our business is also largely dependent on our ability to attract strong attendance to our professional sports franchises’ home games at The Garden.
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
Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and the Rangers, Which Cannot Be Assured.
Our financial results have historically been substantially dependent on, and are expected to continue to substantially depend in large part on, the Knicks and the Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. In addition, the popularity of our sports teams impacts television ratings, which could affect the long-term value of the media rights for the Knicks and/or the Rangers. Furthermore, success in the regular season may qualify one or both of our sports teams for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our sports teams and, more importantly, by generating increased excitement and interest in our sports teams, which can help drive a number of our revenue streams, including by improving attendance and sponsorships, in subsequent seasons. Our teams qualified for the post-seasons during their respective 2023-24 seasons. In addition, league, team and/or player actions or inactions, including protests, may impact the popularity of the Knicks, the Rangers or the leagues in which they play. There can be no assurance that any of our sports teams, including the Knicks and the Rangers, will maintain continued popularity or compete in post-season play in the future.

Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.
Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term growth and asset value creation. The competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, coaches and team executives, for whom we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration or contract renegotiation with existing players, terminating and waiving players and replacing coaches and team executives. Any of these actions could increase expenses (including incurring NBA luxury tax) for a particular period, subject to any salary cap restrictions contained in the respective leagues’ CBAs. There can be no assurance that any actions taken by management to generate and increase our long-term growth and asset value creation will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have increased significantly and are expected to continue to increase significantly in the future. Although CBAs between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. In addition, both of the NBA and NHL CBAs include salary floors, which limit our ability to decrease costs below a certain amount. Future CBAs may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we have paid the NBA a luxury tax in the past and we may also be obligated to pay the NBA a luxury tax in future years, the calculation of which is determined by a formula based on the aggregate salaries paid to our Knicks players. Based on the current roster the Knicks would be a luxury tax payer for the 2024-25 season, however the final determination will be based upon the Knicks roster at the end of the 2024-25 regular season. If we are required to pay the NBA a luxury tax, we would also no longer receive luxury tax proceeds as a non-tax paying team. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Expenses — Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax.”
We have incurred, and may incur in the future, significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including coaches and team executives. See “— Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.” These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals may be paid over their remaining contract terms. These expenses add to the volatility of our results of operations.
The Actions of the NBA and NHL May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the NBAGL) and the NHL (including the AHL) have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective leagues, which may not necessarily be consistent with maximizing our results of operations and which could affect our sports teams in ways that are different than the impact on other sports teams. Decisions by the NBA or the NHL could have a material negative effect on our business and results of operations. For example, failure to follow rules and regulations of the NBA or NHL has in the past resulted and may in the future result in loss of draft picks, fines and other actions by the leagues.
From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights examples of areas in which decisions of the NBA and the NHL could materially affect our business.
•The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the local, national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our sports teams and the leagues, and the Internet and mobile-based activities of our sports teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire at various times. There can be no assurance that the NBA or the NHL will be able to renew or replace these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. We receive significant revenues from MSG Networks for the right to telecast games of the Knicks and the Rangers. Changes to league rules, regulations and/or agreements, including changes to league schedules and national and international media rights, have in the past impacted and could in the future impact the availability of games covered by our local media rights and negatively affect the rights fees we receive from MSG Networks and our business and results of operations. For example, under the new NBA media rights agreements, if the NBA were to allocate additional Knicks games to the national broadcasters, this would result in an increased reduction in revenue under the local media rights agreements.
•The NBA and NHL impose rules that define, under certain circumstances, the territories in which our sports teams operate, including the markets in which our games may be telecast. The sports leagues have also asserted control over other important decisions, such as the length and format of, and the number of games in, the playing season, preseason and playoff schedules, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, luxury taxes and revenue sharing. Changes to these rules could have a material negative effect on our business and results of operations. For example, we were subject to the leagues’ decisions with respect to the 2019-20, 2020-21 and 2021-22 seasons as a result of the COVID-19 pandemic and player, team and/or league protests and actions. See “— Economic and Business Relationship Risks — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
•The NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2024, the Knicks and the Rangers recorded approximately $76.1 million in estimated revenue sharing expenses, net of escrow. The actual amounts for the 2023-24 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may be substantially impacted by serious and/or untimely injuries to, or illness of, our players. Even if we take health and safety precautions and comply with government protocols, our players may nevertheless contract serious illnesses, and, as a result, our ability to participate in games may be substantially impacted. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We maintain insurance policies to mitigate some of the risk of paying certain player salaries in the event of a player’s death or disability. In the event of injuries sustained resulting in lost services (as defined in the applicable insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. In no event do the insurance policies provide for payment of lost revenues from any impacts of reduced popularity or competitive success as a result of player injuries. Such insurance may not be available in every circumstance, may not be available on terms that are commercially feasible, or may contain significant dollar limits and/or exclusions from coverage for pre-existing medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
In the absence of disability insurance, we have in the past been obligated to pay and may in the future be obligated to pay all of an injured player’s salary. In addition, player disability insurance policies do not cover any NBA luxury tax that we may be required to pay under the NBA CBA. For purposes of determining NBA luxury tax under the NBA CBA, salary payable to an injured player is included in team salary for at least one year and until other conditions are satisfied. Replacement of an injured player may result in an increase in our salary and NBA luxury tax expenses.
Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Other Public Health Emergency, such as the COVID-19 Pandemic.
Although the Company saw a return to normal business operations and schedules for the Knicks and the Rangers following the COVID-19 pandemic, it is unclear to what extent a resurgence of COVID-19, including variants thereof, or another pandemic or public health emergency, could result in renewed governmental and/or league restrictions on attendance or otherwise impact attendance of games at The Garden, demand for our sponsorship, tickets and other premium inventory or otherwise impact the Company’s operations and operating results. If, due to a resurgence of COVID-19 or another pandemic or public health emergency, the NBA and the NHL do not play a minimum number of games required under the league-wide media rights agreements or the Knicks or the Rangers do not make available to MSG Networks the number of games during the season required under the local media rights agreements, the amounts of revenues we earn could be substantially reduced depending upon the number of games not played or not made available to MSG Networks and an event of default may occur under the Knicks and the Rangers credit agreements.
Our business is also particularly sensitive to discretionary business and consumer spending. A pandemic such as COVID-19, or the fear of a new pandemic or public health emergency, has in the past impeded and could in the future impede economic activity in impacted regions or globally over the long term, leading to a decline in discretionary spending on sporting events and other leisure activities, including declines in domestic and international tourism, which has in the past resulted and could in the future result in long-term effects on our business. To the extent a pandemic or other public health emergency adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness. See “— Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business” and “— Economic and Business Relationship Risks — We Do Not Own The Garden and Our Failure to Renew the Arena License Agreements or MSG Entertainment’s Failure to Operate The Garden in Compliance with the Arena License Agreements or Extensive Governmental Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Economic and Business Relationship Risks
Local Media Rights Are a Significant Revenue Stream for Our Business and Decreases in Local Media Rights Revenue Could Have a Material Negative Effect on our Business and Results of Operations.
Solvency and business disruptions impacting our broadcasting partner, including carriage disputes with distributors and actions by the NBA or NHL or their national broadcast partners, could adversely affect the revenue that can be derived from these media rights.
In October 2015, the Knicks and the Rangers entered into 20-year local media rights agreements with MSG Networks, a regional sports network and wholly-owned subsidiary of Sphere Entertainment. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming.
In recent years, certain regional sports networks have experienced financial difficulties. For example, in March 2023, Diamond Sports Group, an unconsolidated subsidiary of Sinclair Broadcasting Group Inc., which licenses and distributes sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code. As a result, certain of Diamond Sports Group’s media rights agreements have either been rejected in connection with the bankruptcy proceedings or have expired without renewal. For example, during its bankruptcy, Diamond Sports Group ended its media rights agreements with a number of NHL, NBA and MLB teams, including the Phoenix Suns of the NBA and the Dallas Stars of the NHL.

Recent public disclosures relating to MSG Networks have indicated that MSG Networks management can provide no assurance that it will be able to refinance its credit facilities prior to the maturity thereof in October 2024 and that, if a refinancing is not completed, MSG Networks would decide to enter into a work-out or seek bankruptcy protection prior to the lenders exercising their rights under the MSG Networks credit facilities. If MSG Networks were to enter into a work-out or file for bankruptcy, MSG Networks may attempt to renegotiate its media rights agreements prior to expiration, including to reduce the fees thereunder, or in the absence of renegotiation, may seek to discharge those agreements. Media rights revenues for the Knicks and Rangers totaled $175.3 million in fiscal year 2024 and stated rights fees for fiscal year 2025 total up to approximately $186.7 million (which amounts are subject to reduction if games broadcast by the leagues’ national broadcast partners exceed certain minimum numbers of games). If MSG Networks were to discharge its media rights agreements with us as part of a bankruptcy proceeding, we would lose a significant recurring revenue stream with stated rights fees that increase annually, and would also lose the exposure provided by the MSG Networks broadcasting related to the Knicks and the Rangers, any of which could have a material negative effect on our business and results of operations. Although we would pursue alternative sources of distribution for home and away games of the Knicks and the Rangers, as well as other team-related programming, there can be no assurances as to the timing or success of such alternative sources of distribution, all of which would be subject to the approval of the applicable league. In addition, financial difficulties by MSG Networks may have negative implications under our credit facilities. For example, the Rangers Credit Agreement (as defined herein), which had no borrowings outstanding as of June 30, 2024, includes an event of default that is implicated by a bankruptcy event with respect to a material media rights counterparty, including MSG Networks. See “— Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.”
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
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may lead to reductions in, among other things, corporate sponsorship and advertising and decreases in attendance at live sports events, demand for suite licenses and food and beverage and merchandise sales, some of which we have experienced in the past and may experience in the future. In addition, inflation, which has significantly risen, has increased and may continue to increase operational costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, disruptions to financial markets, inflation, recession, high unemployment, reduced tourism and other geopolitical events, including another outbreak similar to the COVID-19 pandemic, and the resulting negative effects on consumers’ and businesses’ discretionary spending have in the past materially negatively affected, and may in the future materially negatively affect, our business and results of operations.
Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.
Our subsidiaries have incurred substantial indebtedness. In 2020, each of New York Knicks, LLC and New York Rangers, LLC, each wholly-owned subsidiaries of the Company, amended and restated its prior credit agreement (as amended, amended and restated, supplemented, waived or otherwise modified from time to time, the “Knicks Credit Agreement” and the “Rangers Credit Agreement,” respectively) with a syndicate of lenders providing for senior secured revolving credit facilities of $275 million and $250 million, respectively (the “Knicks Revolving Credit Facility” and the “Rangers Revolving Credit Facility,” respectively). As of June 30, 2024, the outstanding balance under the Knicks Revolving Credit Facility was $275 million and the Rangers Revolving Credit Facility was undrawn. Both credit facilities expire in December 2026. Furthermore, in 2020, New York Rangers, LLC received a $30 million advance from the NHL, which is payable upon demand by the NHL (the “NHL Advance Agreement”). As of June 30, 2024, the outstanding balance under the NHL Advance Agreement was $30 million.
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

Furthermore, the substantial majority of our indebtedness and available borrowing capacity, including any borrowings under the Knicks Revolving Credit Facility and the Rangers Revolving Credit Facility, bear interest at variable rates that are linked to changing market interest rates. As a result, increases in market interest rates increase our interest expense and our debt service obligations. For example, our interest expense increased from approximately $22.9 million in fiscal year 2023 to approximately $27.6 million in fiscal year 2024, despite a reduction in the aggregate outstanding principal amount of the revolving credit facilities. If interest rates were to continue to increase (including in connection with rising inflation), this would further increase the amount of interest expense that we would have to pay in connection with our variable interest rate indebtedness, which could cause our interest expense to be substantial relative to our revenues and cash outflows.
All borrowings under the Knicks Revolving Credit Facility and the Rangers Revolving Credit Facility are subject to the satisfaction of certain conditions, including representations as to the absence of a bankruptcy event (as defined in the respective credit agreements) with respect to the obligor under any local media rights agreement. In addition, the Rangers Credit Agreement includes an event of default that is implicated by a bankruptcy event with respect to a material media rights counterparty, including MSG Networks. If MSG Networks were to experience a bankruptcy event, the Knicks and the Rangers would be prevented, absent a cure or waiver, from making additional borrowings under the revolving credit facilities. In addition, the Rangers may be required, absent a cure or waiver, to repay any amounts borrowed under the Rangers Revolving Credit Facility (which is currently undrawn).
The Knicks Credit Agreement includes covenants and events of default that may be implicated by a shortfall in the amount of national media rights revenue received by the Knicks. The Rangers Credit Agreement includes covenants and events of default that may be implicated by a shortfall in the amount of national and local media rights revenue received by the Rangers. If the NBA and/or NHL 2024-25 seasons are delayed, shortened, suspended or cancelled, the Knicks or the Rangers may be required, absent a cure or waiver, to repay certain amounts borrowed under the revolving credit facilities. If we are unable to repay such amounts due to liquidity constraints, we may need to pursue other sources of financing, including through issuances of equity and/or asset sales.
We Have in the Past Incurred Substantial Operating Losses, Adjusted Operating Losses and Negative Cash Flow and There Can Be No Assurance We Will Not Incur Operating Losses, Adjusted Operating Losses or Negative Cash Flow Again in the Future.
We incurred an operating loss of approximately $78 million in fiscal year 2021. In addition, we have, in prior periods, incurred adjusted operating losses and negative cash flow and there can be no assurance that we will not incur operating losses, adjusted operating losses or negative cash flow again in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses will likely be considered by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
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
The Garden is subject to zoning and building regulations, including a zoning special permit. The original permit was granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years and again in September 2023 for five years. The Garden sits above Penn Station. Relevant rail agencies are considering proposals to redevelop Penn Station, which proposed redevelopment would impact The Garden. Certain government officials and special interest groups have in the past used, and may in the future use, the renewal process for the zoning special permit to pressure MSG Entertainment to contribute to the redevelopment of Penn Station, relocate The Garden or sell all or portions of The Garden complex. For example, in June 2023 the New York Metropolitan Transportation Authority, New Jersey Transit and Amtrak, which operate commuter rail services from Penn Station, issued a compatibility report asserting that The Garden imposes severe constraints on Penn Station that restrict efforts to make its desired improvements. There can be no assurance regarding the future renewal of the permit or the terms thereof, and the failure to obtain such renewal or to do so on favorable terms could have a material negative effect on our business.
In addition, The Garden is, and will in the future continue to be, subject to a variety of other laws and regulations, including environmental, working conditions, labor, immigration and employment laws, and health, safety and sanitation requirements. For example, governmental regulations adopted in the wake of the COVID-19 pandemic impacted the permitted occupancy of The Garden for games of the Knicks and the Rangers and the manner in which we use or maintain The Garden on game days during the 2019-20 and 2020-21 seasons, which impacted the revenue we derived from games and the expenses that we incurred on game days.
MSG Entertainment’s failure to comply with governmental laws and regulations applicable to the operation of The Garden, or to maintain necessary permits or licenses, could have a material negative effect on our business and results of operations.
A Change to or Withdrawal of a New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities, such as parking lots and transit improvements. The Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2024, the tax exemption was $42.2 million. From time to time there have been calls to repeal or amend the tax exemption. For example, in January 2023, a number of elected representatives from New York issued a public letter, and in July 2023, the New York City Independent Budget Office issued a public report, in each case noting the tax exemption status should be reexamined. Any repeal of the tax exemption status would require legislative action by the New York State legislature.
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
We May Require Financing to Fund Our Ongoing Operations, the Availability of Which is Highly Uncertain.
We may require financing to fund our ongoing operations or otherwise engage in transactions that depend on our ability to obtain financing. The public and private capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers. For example, the global economy, including credit and financial markets, has in recent years experienced extreme volatility and disruptions, including diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.
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
Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Labor difficulties may include players’ strikes or protests or management lockouts. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. For example, the NHL has experienced lockouts in the past that resulted in a regular season being shortened and the cancellation of the entire season, with a recent lockout during the 2012-13 NHL season, which resulted in a regular season that was shortened from 82 to 48 games. The current NHL CBA expires on September 15, 2026 (with the possibility of a one-year extension in certain circumstances). The NBA has also experienced lockouts in the past that resulted in regular seasons being shortened, with the most recent lockout during the 2011-12 season, which resulted in a regular season that was shortened from 82 games to 66 games. The current NBA CBA expires after the 2029-30 season, but each of the NBA and NBPA has the right to terminate the CBA effective following the 2028-29 season. Labor disputes, such as players’ strikes, protests or lockouts, with the unions with which we have CBAs have in the past had and could in the future have a material negative effect on our business and results of operations.
MSG Entertainment provides certain services to us through various commercial agreements, including day-of-game services. These services are provided by MSG Entertainment employees that are subject to CBAs. Any labor disputes, such as strikes or lockouts, with the unions with which MSG Entertainment has CBAs could impact staffing on Knicks and Rangers game days. In addition, we and MSG Entertainment have in the past faced difficulty in maintaining staffing on Knicks and Rangers game days and have been operating in an increasingly competitive labor market. If we and/or MSG Entertainment are unable to attract and retain qualified people or to do so on reasonable terms, or if game day staffing is impacted due to a labor dispute, we could suffer operational difficulties and the fan experience at Knicks and Rangers games may be adversely impacted. Competition for qualified employees has required higher wages, which has resulted in higher labor costs. If wages and labor costs increase further, this could have an adverse effect on our business and results of operations. See “— We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements”
We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements.
We have various agreements with MSG Entertainment, which include arena license agreements, sponsorship sales and service representation agreements, a team sponsorship allocation agreement, a group ticket sales agreement, and a single night rental commission agreement. These agreements provide for a number of ongoing commercial relationships, including our use of The Garden and the allocation of certain revenues and expenses from games played by our sports teams at The Garden. In addition, we also have a services agreement and a sublease agreement. The services agreement provides certain business services to the Company, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit functions. The services agreement and certain of the commercial arrangements are subject to potential termination by MSG Entertainment in the event MSG Entertainment and the Company are no longer affiliates.
We have various agreements with Sphere Entertainment, including local media rights agreements with MSG Networks (a wholly-owned subsidiary of Sphere Entertainment) which provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. In addition, in connection with the Sphere Distribution, we agreed to provide Sphere Entertainment with indemnities with respect to liabilities arising out of our businesses and Sphere Entertainment agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to Sphere Entertainment. See “— Local Media Rights Are a Significant Revenue Stream for Our Business and Decreases in Local Media Rights Revenue Could Have a Material Negative Affect on our Business and Results of Operations.”
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
Our Business is Subject to Seasonal Fluctuations and our Operating Results and Cash Flows Can Vary Substantially from Period to Period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. Due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year. Disruptions due to COVID-19 impacted the seasonality of our business and other disruptions could impact the seasonality of our business in the future. For example, as a result of the delayed start of the 2020-21 NBA and NHL regular seasons due to COVID-19, certain of our revenues and expenses were recognized during the third and fourth quarters of fiscal year 2021 that otherwise typically would have been recognized during the second and third quarters.
As a result of seasonality, our operating results and cash flows reflect significant variation from period to period and will continue to do so in the future. Therefore, period-to-period comparisons of our operating results or cash flows may not necessarily be meaningful and the operating results or cash flows of one period are not indicative of our financial performance during a full fiscal year.
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
The success of our business is dependent upon the willingness and ability of patrons to attend our games. The Garden, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism or other actions that discourage attendance. Any such activity or threatened activity at or near The Garden or other similar venues in other locations could result in reduced attendance at our games and, more generally, have a material negative effect on our business and results of operations. Similarly, a major epidemic or pandemic, or the threat of such an event, has in the past materially affected, and could in the future materially adversely affect, attendance at our games or, depending on its severity, halt our operations entirely.
See “— Sports Business Risks — Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Other Public Health Emergency, such as the COVID-19 Pandemic.” Moreover, the costs of protecting against such incidents have in the past reduced and could in the future reduce the profitability of our operations. In addition, such events or the threat of such events may harm our or our affiliates’ ability to obtain or renew insurance coverage on favorable terms or at all.
We Are Subject to Data Privacy, Data Protection and Data Security Regulations and Laws and Could Face Substantial Penalties if We Fail to Comply With Such Regulations and Laws.
We are subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium are rapidly evolving, extensive, and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and a number of other states including New Jersey, Virginia, Colorado, Utah and Connecticut have also passed similar laws, and various additional states may do so in the near future. Additionally, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business. As new privacy- and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance with such laws and regulations, may increase.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive. We may incur significant legal expenses or reputational damage for data privacy or security claims regardless of whether we are found to be liable.
We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is, and may in the future be, subject to a variety of laws and regulations, including working conditions, labor, immigration and employment laws and health, safety and sanitation requirements. We are unable to predict the outcome or effects of any potential legislative or regulatory proposals on our businesses. Any changes to the legal and regulatory framework applicable to our businesses could have an adverse impact on our business and results of operations.
Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability that could have a material negative effect on our business and results of operations.
Our business was also materially impacted by government actions taken in response to the COVID-19 pandemic, and could be materially impacted by government actions in response to a pandemic or other public health emergency in the future. See “—

Sports Business Risks — Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Other Public Health Emergency, such as the COVID-19 Pandemic.”
We Face Continually Evolving Cybersecurity and Other Technology-Related Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption to Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
Through our operations, we collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites or mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. The increased use of mobile and cloud technologies heightens these and other operational risks, as do hybrid work arrangements. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners and employees, independent contractors and vendors, is important to our business. We take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. See “— We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit customer, sponsor, partner, Company, employee, vendor, independent contractor, and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. A compromise could affect the security of information on our network, or that of a third-party service provider, including MSG Entertainment or our vendors’ systems to which we outsource information technology services, including technology relating to season ticket holders and purchases of individual game tickets, and certain payment processing. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several MSG Entertainment’s venues, including The Garden, was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. Given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a security incident could potentially persist for an extended period of time before being detected. We may not be able to anticipate the incident or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. As a result, our or our customers’ or affiliates’ sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent. See “— Economic and Business Relationship Risks — We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf.
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We have expended, and expect to continue to expend, significant expenses on an ongoing basis in order to review and enhance our security measures and to address any actual or potential security incidents that arise, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses, and we may not have insurance coverage for any or all such losses.
If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA, which took effect in January 2023. A number of other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.

We also routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with customers, sponsors, partners, employees, directors, independent contractors and vendors to secure transmission capabilities and protect against cyber incidents, but we do not have, and may be unable to put in place, secure capabilities with all of our customers, sponsors, partners, employees, directors, independent contractors and vendors and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.
In addition, new regulations require us to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could provide information to bad actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
The Interruption or Unavailability of Third Party Facilities, Systems and/or Software Upon Which We Rely May Have a Material Negative Effect on Our Business, Financial Condition and Results of Operations.
We rely upon various internal and third-party software and systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems. With respect to third-party software or systems, certain of these arrangements are not covered by long-term agreements. System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of our own websites and other computer systems and of affiliate and third-party software, computer networks, apps and other communications systems service providers on which we rely may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Such interruptions could occur as a result of a number of factors, including design defects, the age of the technology, network failures, technology modernization initiatives, malfunctions in maintenance updates or security patches, natural disasters, malicious actions, such as hacking or acts of terrorism or war, or human error. Any such damage or disruption could also compromise the security of our information systems and networks. See also “We Face Continually Evolving Cybersecurity and Other Technology-Related Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption to Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses” and “— Economic and Business Relationship Risks — We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf.
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
We Rely Upon Cloud Computing Services to Operate Certain Aspects of Our Business and Any Disruption of or Interference With Our Use of These Services Would Impact Our Operations and Our Business Would Be Adversely Impacted.
Cloud computing services provide a distributed computing infrastructure platform for our business operations. We have established our software and computer systems so as to utilize data processing, storage capabilities and other services provided by third parties. Those third parties’ facilities are vulnerable to damage or interruption from, among other things, design defects, the age of the technology, network failures, technology modernization initiatives, malfunctions in maintenance updates or security patches, natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Given this, along with the fact that we cannot easily switch our cloud operations to another cloud provider, without significant costs, or at all, any disruption of or interference with our use of cloud providers would impact our operations and our business.
We Have in the Past and May In the Future Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
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
From time to time, the Company, its subsidiaries and/or its affiliates are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, other private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. In addition, publicity from these matters could negatively impact our business or reputation, regardless of the accuracy of such publicity. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage or be subject to other forms of non-monetary relief which may adversely affect the Company. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
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
As of June 30, 2024, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 3.0% of our outstanding Class A Common Stock and approximately 70.9% of the total voting power of all our outstanding common stock (in each case, inclusive of options exercisable and RSUs vesting within 60 days of June 30, 2024). The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock (“Excluded Trust”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment and Sphere Entertainment and as Non-Executive Chairman of AMC Networks, and our Executive Vice President, David Granville-Smith, also serves as the Executive Vice President of Sphere Entertainment and AMC Networks. In addition, one of our directors, Charles F. Dolan, is the Chairman Emeritus of AMC Networks and a director of MSG Entertainment and Sphere Entertainment. Furthermore, nine members of our Board of Directors (including James L. Dolan and Charles F. Dolan) are also directors of MSG Entertainment, ten members of our Board of Directors (including James L. Dolan and Charles F. Dolan) are also directors of Sphere Entertainment and six members of our Board of Directors (including James L. Dolan) are also directors of AMC Networks. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Entertainment, Sphere Entertainment and AMC Networks. Further, our Senior Vice President, Deputy General Counsel and Secretary, Mark C. Cresitello, also serves as Secretary of MSG Entertainment and Sphere Entertainment. As a result, these individuals do not devote their full time and attention to the Company’s affairs. The overlapping directors, officers and employees may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Entertainment, Sphere Entertainment and/or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Entertainment, Sphere Entertainment or AMC Networks and us. In addition, certain of our directors, officers and employees hold MSG Entertainment, Sphere Entertainment and/or AMC Networks stock, stock options and/or restricted stock units. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for the Company and MSG Entertainment, Sphere Entertainment or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Current Report on Form 8-K filed with the SEC on April 25, 2023 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Entertainment, Sphere Entertainment and/or AMC Networks that may arise.

Our Overlapping Directors and Executive Officers with MSG Entertainment, Sphere Entertainment and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Entertainment, Sphere Entertainment and/or AMC Networks and Other Conflicts, and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG Entertainment, Sphere Entertainment and/or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities. The Company’s Board of Directors has adopted resolutions putting in place policies and arrangements whereby the Company has renounced its rights to certain business opportunities and no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of MSG Entertainment, Sphere Entertainment and/or AMC Networks and their subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in such policies) to MSG Entertainment, Sphere Entertainment and/or AMC Networks or any of their subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. See “Madison Square Garden Sports Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., Sphere Entertainment Co. and AMC Networks Inc., including Responsibilities of Overlapping Directors and Officers” in Exhibit 10.34 to this Annual Report on Form 10-K for more information.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
All companies utilizing technology are subject to the risk of breaches of or unauthorized access to their computer systems. The Company maintains a cyber risk management program designed to assess, identify and manage cybersecurity threats. The Company’s cyber risk management program has been integrated into our overall risk management program. The Audit Committee of our Board of Directors and our management are involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats and incidents. Our policies and processes include, among other things:
•regular system security testing;
•a cybersecurity incident response policy (including the use of third-party vendors, as needed);
•periodic and ongoing security awareness training for employees;
•the use of several comprehensive vulnerability analysis systems to evaluate software vulnerabilities both internally and externally; and
•mechanisms to detect and monitor unusual network activity.
The Company also requires that all third-party vendors that have access to or handle sensitive information undergo a risk-based vendor security assessment. We also maintain controls and procedures that are designed to promptly escalate certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Audit Committee of our Board of Directors in a timely manner. There can be no guarantee that our policies and processes will be properly followed in every instance or that those policies and processes will be effective.
Our cyber risk management program is based on recognized best practices and standards for cybersecurity and information technology and aims to identify and address cybersecurity risks through a comprehensive, cross-functional approach. The Company has established a cybersecurity leadership response team consisting of members of senior management, including the Chief Security Officer (“CSO”) of MSG Entertainment (who provides services to the Company), the Company’s Chief Financial Officer and Treasurer (“CFO”), and the head of the Company’s legal department (“Head of Legal”), as well as a tactical incident response team comprised of employees from the threat management department.
The CSO is primarily responsible for leading the tactical incident response team, including the implementation of defense capabilities and risk mitigation strategies, and communicating with senior management and the cybersecurity leadership response team. The CSO has over 20 years of security operations, information technology and cybersecurity experience. He has served as Executive Vice President and Chief Security Officer at MSG Entertainment since April 2023 and, prior to the MSGE Distribution, held senior roles at Sphere Entertainment, including serving as Executive Vice President and Chief Security Officer from 2021 to April 2023 and Senior Vice President and Chief Security Officer from 2020 to 2021, and served as the Company’s Senior Vice President and Chief Security Officer from 2018 to 2020 prior to the Sphere Distribution. He is supported by his direct reports and their teams.

The cybersecurity leadership response team also includes other senior members from the legal, internal audit, communications and threat management departments. This leadership response team meets as needed to review various cybersecurity and data privacy matters as escalated by the tactical incident response team and receives periodic updates from the tactical incident response team on such matters. The tactical incident response team is responsible for maintaining processes to assess, identify and manage material risks from cybersecurity threats and has primary responsibility for executing the response to any cybersecurity incident. In addition, the CSO and/or the tactical incident response team have identified third party vendors that can assist as needed with responding to any cybersecurity incident and determines if members of the cybersecurity leadership response team or other employees or vendors should be involved in the Company’s response.
Our Audit Committee is responsible for overseeing the Company’s risk management on behalf of our Board of Directors, which includes overseeing the Company’s management of its cybersecurity and data privacy. The CSO (or a senior member of his team) reports annually to the Audit Committee regarding the Company’s information security and cybersecurity risks. In addition, the Company’s CFO and Head of Legal communicate with the Company’s Audit Committee or its chair upon the occurrence of specified types of cybersecurity-related events, in accordance with the Company’s incident response policy. The Head of Legal, the CFO and the Vice President, Internal Audit & SOX of MSG Entertainment (who provides services to the Company) also attend quarterly meetings of the Audit Committee to provide quarterly reports with updates on, among other things, cybersecurity risks facing the Company. The Audit Committee reports to the Board of Directors at least annually regarding its responsibilities and actions taken throughout the year, which includes any significant activities regarding its oversight of risks from cybersecurity threats.
We have in the past experienced, and may experience again in the future, material cybersecurity incidents that may have an adverse effect on our business strategy, results of operations or financial condition by subjecting us to, among other things, reputational harm, legal or regulatory action and/or financial losses. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of MSG Entertainment’s venues, including The Garden, was identified and addressed with the assistance of security firms. Although the issue was promptly fixed and enhanced security measures were implemented, we continue to face cybersecurity threats, as discussed in Item 1A. Risk Factors, including in the risk factor entitled “We Face Continually Evolving Cybersecurity and Other Technology-Related Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption to Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.”
Item 2. Properties
We license The Garden, which has a maximum capacity of approximately 19,800 seats for New York Knicks games and approximately 18,000 seats for New York Rangers games, from MSG Entertainment in New York City pursuant to the Arena License Agreements.
We own the Madison Square Garden Training Center in Greenburgh, NY with approximately 114,000 square feet of space. In addition, until April 2023, we leased the CLG Performance Center in Los Angeles, CA with approximately 8,000 square feet.
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
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from June 30, 2019 through June 30, 2024. The comparison assumes an investment of $100 on June 30, 2019 and reinvestment of dividends. The Sphere Distribution is treated as a reinvestment of a special dividend pursuant to SEC rules. The stock price performance included in this graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
6/30/19
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
Madison Square Garden Sports Corp.
Russell 3000 Index
Bloomberg Americas Entertainment Index

	6/30/19	6/30/20	6/30/21	6/30/22	6/30/23	6/30/24
Madison Square Garden Company Sports Corp.	$100.00	$73.58	$86.45	$75.64	$98.62	$98.66
Russell 3000 Index	100.00	106.53	153.58	132.28	157.36	193.74
Bloomberg Americas Entertainment Index	100.00	81.27	187.04	98.86	117.05	118.07
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2024, there were 559 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2024, there were 15 holders of record of our Class B Common Stock.
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
Issuer Purchases of Equity Securities
As of June 30, 2024, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended June 30, 2024, the Company did not engage in any share repurchase activity under its share repurchase program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
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
•the performance by our affiliates of their obligations under various agreements with the Company;
•a pandemic or another pandemic or public health emergency, including a resurgence of the COVID-19 pandemic, and our ability to effectively manage the impacts, including labor market disruptions;
•developments affecting the regional sports network industry, including the effects of such developments on MSG Networks Inc.’s (“MSG Networks”) ability to generate revenue and perform its obligations under its local media rights agreements with us;
•any NBA, NHL or other work stoppage;
•any economic, political or other actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;
•seasonal fluctuations and other variation in our operating results and cash flow from period to period;
•the level of our expenses, including our corporate expenses;
•operational, business, reputational, litigation and other risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information or other breaches of our information security or if third party facilities, systems and/or software upon which we rely are interrupted or unavailable;
•activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including Madison Square Garden Arena (“The Garden”) where the home games of the New York Knickerbockers (the “Knicks”) and the New York Rangers (the “Rangers”) are played;
•a default by our subsidiaries under their respective credit facilities;
•the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue acquisitions or other strategic transactions;
•our ability to successfully integrate acquisitions or new businesses into our operations and the operating and financial performance of strategic acquisitions and investments, including those we may not control;
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
Sphere Distribution and MSGE Distribution
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
Unless the context otherwise requires, all references to MSG Entertainment, Sphere Entertainment and MSG Networks (a wholly-owned subsidiary of Sphere Entertainment) refer to such entity, together with its direct and indirect subsidiaries.
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
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2024 and 2023. For the comparison of our results of operations for the years ended June 30, 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 17, 2023.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2024 and 2023. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off-balance sheet arrangements that existed as of June 30, 2024.
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
Revenue Sources
We earn revenue from several primary sources: ticket sales and a portion of suite rental fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, venue signage and other sponsorships, food and beverage sales at The Garden and merchandising. We also earn substantial fees from MSG Networks for the local media rights to telecast the games of our sports teams. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our sports teams and general economic and health and safety conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets and premium hospitality, potentially greater food, beverage and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year.
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

Suites and Clubs
We earn revenue through the sale of suite and premium club licenses at The Garden, which are generally sold by MSG Entertainment to corporate customers via multi-year licenses. Under standard licenses, the licensees pay an annual license fee, which varies depending on the location and type of the suite or club. The license fee includes, for each seat in the suite or club, tickets for our home games and other events at The Garden that are presented by MSG Entertainment for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders separately pay for food and beverage service in their suites at The Garden. Food and non-alcoholic beverage service is included in the annual license fee paid by club members.
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
Other
Amounts collected for ticket sales, media rights, suite licenses and clubs, sponsorships and venue signage in advance the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue and are recognized as revenues when earned.
Expenses
The most significant expenses are player and other team personnel salaries. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NBA and NHL revenue sharing, NBA luxury tax, when applicable, and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel, including coaches and team executives.
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
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the NBA CBA), with the amount of luxury tax owed determined based on that season’s luxury tax bracket and tax rates. The luxury tax bracket for the 2023-24 season was $5,000 and the luxury tax bracket for subsequent seasons will increase annually at the same rate as the NBA salary cap. Through the 2024-25 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $3.25 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, through the 2024-25 season, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Beginning with the 2025-26 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.00 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $4.75 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, beginning with the 2025-26 season, for teams that are taxpayers in at least three of the four previous seasons, the above tax rates are increased by $2.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan (described below) and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. For the 2023-24 and 2022-23 seasons, the Knicks were not a luxury tax payer and we recorded approximately $11,968 and $15,074, respectively, of luxury tax proceeds from tax-paying teams. Tax obligations for years beyond the 2023-24 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
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
During the 2020-21 season a “Ten-and-Spread” escrow system was put in place. Under the Ten-and-Spread system, based upon league-wide revenues, aggregate player compensation was reduced by up to 10% of each player’s salary. If, for a particular season, compensation reductions in excess of 10% were needed, the excess would be divided by three and recouped via reductions to players’ compensation over the same season, and the subsequent two seasons. The reduction of players’ salary for any one season was capped at 20% and carried over to the subsequent season as additional compensation reductions. Each team was entitled to receive an equal one-thirtieth share of the compensation reductions up to 10% and the excess above 10% was allocated in proportion to each team’s player payroll. This system was in place until the new CBA took effect on July 1, 2023. Effective July 1, 2023, a “Ten-and-Roll” escrow system was put in place. Under the Ten-and-Roll system, throughout each season, NBA teams withhold 10% of each player’s salary. If, for a particular season, compensation reductions in excess of 10% are needed, the excess will be recouped via certain reductions to player benefit contributions and if necessary, reductions to players’ compensation over subsequent seasons, with the reduction of players’ salary capped at 10%. Each team is entitled to receive an equal one-thirtieth share of the compensation reductions up to 10% and the excess above 10% is allocated in proportion to each team’s player payroll.

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
Our net provisions for revenue sharing, net of escrow, for the year ended June 30, 2024 was approximately $23,787. The actual amounts for the 2023-24 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
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
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds not more than 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. Our net provisions for revenue sharing, net of escrow, for the year ended June 30, 2024 was approximately $52,337. The actual amounts for the 2023-24 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.
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
Other Expenses
Other expenses primarily include Selling, general and administrative (“SG&A”) expenses that consist of (i) administrative costs, including compensation, costs under the Company’s services agreement with MSG Entertainment, operating lease costs and professional fees, (ii) fees related to the Company’s sponsorship sales and service representation agreements, and (iii) sales and marketing costs.

Factors Affecting Operating Results
Our operating results are largely dependent on the continued popularity and/or on-court or on-ice competitiveness of our Knicks and Rangers teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these transactions was $781, and $4,412 for fiscal years 2024 and 2023, respectively. These expenses add to the volatility of our operating results. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. Our performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — Economic and Business Relationship Risks —Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
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

Results of Operations
Comparison of the Year Ended June 30, 2024 versus the Year Ended June 30, 2023
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Revenues	$1,027,149	$887,447	$139,702	16%

Direct operating expenses	616,514	548,811	67,703	12%
Selling, general and administrative expenses	261,433	249,885	11,548	5%
Depreciation and amortization	3,164	3,577	(413)	(12)%
Operating income	146,038	85,174	60,864	71%
Other income (expense):
Interest expense, net	(24,802)	(20,492)	(4,310)	21%
Miscellaneous (expense) income, net	(15,568)	25,239	(40,807)	NM
Income before income taxes	105,668	89,921	15,747	18%
Income tax expense	(46,897)	(44,293)	(2,604)	6%
Net income	58,771	45,628	13,143	29%
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(2,165)	2,165	100%
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$58,771	$47,793	$10,978	23%

NM — Percentage is not meaningful
Revenues
Revenues for the year ended June 30, 2024 increased $139,702, or 16%, to $1,027,149 as compared to the prior year. The net increase was attributable to the following:

Increase in playoff related revenues	$71,848
Increase in pre/regular season ticket-related revenues	25,549
Increase in revenues from league distributions	22,423
Increase in suite revenues	11,187
Increase in pre/regular season food, beverage and merchandise sales	5,289
Increase in revenues from local media rights fees	2,985
Decrease in sponsorship and signage revenues	(1,855)
Other net increases	2,276
$139,702
The increase in playoff related revenues was primarily due to the Rangers and the Knicks playing additional home playoff games at The Garden in the current year as compared to the prior year and higher average per-game revenue. The Rangers played eight home playoff games in the current year as the team advanced to the Eastern Conference Finals, as compared to three home playoff games in the prior year. The Knicks played seven home playoff games at The Garden in the current year as compared to five home playoff games in the prior year.
The increase in pre/regular season ticket-related revenues was primarily due to higher average per-game revenue.
The increase in revenues from league distributions was primarily due to an increase in certain league distributions unrelated to national media rights fees, including a non-recurring territorial fee from the NHL of approximately $7 million dollars, and increased national media rights fees in the current year, partially offset by the absence of league distributions related to CLG in the current year and lower other league distributions in the current year.
The increase in suite revenues was primarily due to higher net sales of suite products, including revenue related to new premium hospitality offerings which were made available at the start of the 2023-24 seasons.

The increase in pre/regular season food, beverage and merchandise sales was primarily due to higher average per-game revenue and higher online sales of merchandise.
The increase in revenues from local media rights fees was primarily due to contractual rate increases, partially offset by a reduction in rights fees due to a decrease in the number of games exclusively available to MSG Networks during the current year as compared to the prior year.
The decrease in sponsorship and signage revenues was primarily due to the absence of sponsorship and signage revenues related to CLG in the current year.
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
•NBA and NHL revenue sharing (net of escrow and excluding playoffs) and NBA luxury tax;
•Other team operating expenses including variable day-of-event costs, team travel, player insurance, operating costs of the Company’s training center, and league assessments; and
•the cost of merchandise sales.
Direct operating expenses for the year ended June 30, 2024 increased $67,703, or 12%, to $616,514 as compared to the prior year. The net increase was attributable to the following:

Increase in playoff related expenses	$27,844
Increase in team personnel compensation	22,925
Increase in other team operating expenses	9,295
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	7,831
Increase in pre/regular season expense associated with merchandise sales	3,439
Decrease in net provisions for certain team personnel transactions	(3,631)
$67,703
The increase in playoff related expenses was primarily due to the Rangers and the Knicks playing additional home playoff games at The Garden in the current year as compared to the prior year and, to a lesser extent, higher average per-game expenses.
The increase in team personnel compensation was primarily due to the impact of roster changes for the Knicks and the Rangers, partially offset by the absence of expenses related to CLG in the current year.
The increase in other team operating expenses was primarily a result of higher average per-game expenses including league assessments and expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel and player insurance.

Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Years Ended June 30,		Increase
	2024	2023
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$44,334	$36,503	$7,831
The increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax was primarily due to higher provisions for league revenue sharing expense (net of escrow and excluding playoffs) of $4,045 and lower recoveries of NBA luxury tax in the current year.
The Knicks were not a luxury tax payer for the 2022-23 or 2023-24 seasons and, therefore, received an equal share of the portion of luxury tax receipts that were distributed to non-tax paying teams. Based on the current roster the Knicks would be a luxury tax payer for the 2024-25 season, however the final determination will be based upon the Knicks roster at the end of the 2024-25 regular season.
The actual amounts for the 2023-24 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The increase in pre/regular season expense associated with merchandise sales was primarily related to higher merchandise sales as a result of higher average per-game revenue and higher online sales of merchandise.
Net provisions for certain team personnel transactions were as follows:

	Years Ended June 30,		Increase (Decrease)
	2024	2023
Season-ending player injuries	$2,613	$—	$2,613
Player trades	(1,500)	1,143	(2,643)
Waivers/contract terminations	(332)	3,269	(3,601)
Net provisions for certain team personnel transactions	$781	$4,412	$(3,631)
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, costs under the Company’s services agreement with MSG Entertainment, operating lease costs and professional fees, (ii) fees related to the Company’s sponsorship sales and service representation agreements, and (iii) sales and marketing costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.
Selling, general and administrative expenses for the year ended June 30, 2024 increased $11,548, or 5%, to $261,433 as compared to the prior year primarily due to higher (i) operating lease costs of $7,435, (ii) employee compensation and related benefits of $4,086, including the net impact of executive management transition costs, and (iii) playoff related expenses of $2,829, partially offset by lower other general and administrative expenses.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2024 decreased $413, or 12%, to $3,164 as compared to the prior year.

Operating income
For the year ended June 30, 2024, operating income increased $60,864, or 71%, to $146,038 as compared to the prior year. The increase in operating income was primarily due to higher revenues, partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses.
Interest expense, net
Interest expense, net increased $4,310, or 21%, to $24,802 as compared to the prior year. The increase was primarily due to increased interest expense caused by higher average interest rates in the current year and higher average borrowings under the Knicks Revolving Credit Facility in the current year. The increase was partially offset by lower average borrowings under the Rangers Revolving Credit Facility in the current year and, to a lesser extent, higher interest income primarily due to increased interest rates in the current year.
Miscellaneous (expense) income, net
Miscellaneous (expense) income, net decreased $40,807 to a net expense of $15,568 as compared to the prior year primarily due to the recognition of unrealized losses in the current year related to the Company’s investments in Xtract One common stock and warrants, as compared to unrecognized gains in the prior year related to the Company’s investments in Xtract One common stock and warrants, and, to a lesser extent, losses, including other than temporary impairments, associated with the company’s equity method investments in the current year.
Income taxes
Income tax expense for the year ended June 30, 2024 of $46,897 differs from the income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to state and local tax expense of $18,348 and nondeductible officers’ compensation of $5,899.
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
Management believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan provides investors with a clearer picture of the Company’s operating performance given that, in accordance with generally accepted accounting principles (“GAAP”), gains and losses related to the remeasurement of liabilities under the Company’s Executive Deferred Compensation Plan are recognized in Operating income (loss) whereas gains and losses related to the remeasurement of the assets under the Company’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Miscellaneous (expense) income, net, which is not reflected in Operating income (loss).

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
The following is a reconciliation of operating income to adjusted operating income:

	Years Ended June 30,
	2024	2023	Change	Percentage
Operating income	$146,038	$85,174	$60,864	71%
Depreciation and amortization	3,164	3,577
Share-based compensation	21,291	25,203
Remeasurement of deferred compensation plan liabilities	1,749	1,091
Adjusted operating income(a)	$172,242	$115,045	$57,197	50%
_________________
(a)During the fourth quarter of fiscal year 2023, the Company amended the definition of adjusted operating income so that the impact of the non-cash portion of operating lease costs related to the Company’s Arena License Agreements with MSG Entertainment is no longer excluded. Pursuant to GAAP, recognition of operating lease costs is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease costs is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Adjusted operating income includes operating lease costs of (i) $42,769 and $41,524 of expense paid in cash for the years ended June 30, 2024 and 2023, respectively, and (ii) a non-cash expense of $24,850 and $26,096, for the years ended June 30, 2024 and 2023, respectively.
For the year ended June 30, 2024, adjusted operating income increased $57,197, or 50%, to $172,242 as compared to the prior year. The increase in adjusted operating income was primarily due to higher revenues, partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facilities. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Knicks Credit Agreement, Rangers Credit Agreement, and Rangers NHL Advance Agreement.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, repurchases of shares of the Company’s Class A Common Stock, dividends, if declared, and investments.
As of June 30, 2024, we had $89,136 in Cash and cash equivalents. In addition, as of June 30, 2024, the Company’s deferred revenue obligations were $118,018, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites. In addition, the Company’s deferred revenue obligations included $11,033 from the NBA which the league provided to each team.
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
We believe we have sufficient liquidity, including approximately $89,136 in Cash and cash equivalents as of June 30, 2024, along with $250,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations, for the foreseeable future. If MSG Networks were to experience a bankruptcy event, we would be prevented, absent a cure or waiver, from borrowing additional amounts under our revolving credit facilities. See “Item 1A. Risk Factors — Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.”
Financing Agreements and Stock Repurchases
See Note 13 and Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the years ended June 30, 2024 and 2023:

	Years Ended June 30,
	2024	2023
Net income	$58,771	$45,628
Adjustments to reconcile net income to net cash provided by operating activities	35,175	20,571
Changes in working capital assets and liabilities	(1,815)	86,274
Net cash provided by operating activities	$92,131	$152,473
Net cash used in investing activities	(8,898)	(17,759)
Net cash used in financing activities	(28,785)	(185,273)
Net increase (decrease) in cash, cash equivalents and restricted cash	$54,448	$(50,559)
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2024 decreased by $60,342 to $92,131 as compared to the prior year. The decrease was primarily due to the impact of changes in working capital assets and liabilities, partially offset by the increase in net income adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) a decrease in accrued and other liabilities of $69,417 primarily due to higher payments related to employee compensation and league revenue sharing in the current year, (ii) an increase in net related party receivables of $27,820 primarily due to the timing of collections related to the Company’s arena license agreements and sponsorship sales and service representation agreements, and (iii) a decrease in deferred revenue of $27,482 primarily due to the timing of collections related to pre/regular season ticket sales. These changes were partially offset by (i) a an increase in net related party payables of $14,975 primarily due to the timing of payments related to the Services Agreement and other agreements with MSG Entertainment, (ii) a decrease in prepaid expenses and other assets of $10,147 primarily related to decreased contract assets due to the timing of collections related to the Company’s arena license agreements, and (iii) a lower increase in investments of $7,892 primarily related to the Company’s Executive Deferred Compensation Plan.
Investing Activities
Net cash used in investing activities for the year ended June 30, 2024 decreased by $8,861 to $8,898 as compared to the prior year primarily due to lower purchases of investments in the current year and, to a lesser extent, the impact of cash balances disposed of as part of the sale of CLG in the prior year.
Financing Activities
Net cash used in financing activities for the year ended June 30, 2024 decreased by $156,488 to $28,785 as compared to the prior year primarily due to the impact of dividends paid and the accelerated share repurchase in the prior year, lower principal repayments under the Knicks Revolving Credit Facility and the Rangers Revolving Credit Facility in the current year and, to a lesser extent, lower taxes paid in lieu of shares issued for equity-based compensation in the current year. These impacts were partially offset by additional borrowings under the Company’s credit facilities in the prior year.
Contractual Obligations and Off-Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business as of June 30, 2024 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off-balance sheet arrangements (a)	$508,695	$204,680	$229,952	$61,228	$12,835
Contractual obligations reflected on the balance sheet:
Short-term debt (b)	30,000	30,000	—	—	—
Leases (c)	2,254,079	51,880	105,671	111,282	1,985,246
Long-term debt (d)	275,000	—	275,000	—	—
Contractual obligations (e)	103,398	80,880	8,254	8,131	6,133
	2,662,477	162,760	388,925	119,413	1,991,379
Total (f)	$3,171,172	$367,440	$618,877	$180,641	$2,004,214
_________________
(a)Contractual obligations not reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel where services are to be performed in future periods and that are generally guaranteed regardless of employee injury or termination.
(b)Consists of amounts under the Rangers NHL Advance Agreement. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
(c)Includes contractually obligated minimum license fees under the Arena License Agreement, which fees are characterized as lease payments for operating leases having an initial noncancelable term in excess of one year under GAAP. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2024.
(d)Consists of amounts drawn under the Knicks Revolving Credit Facility. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 27% of the Company’s consolidated total assets as of June 30, 2024 and consisted of the following:

Goodwill	$226,523
Indefinite-lived intangible assets	103,644
Property and equipment, net	28,541
$358,708
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and for the year ended June 30, 2024, the Company had one reporting unit for goodwill impairment testing purposes.
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2024:

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
Lease Accounting
The Company’s leases primarily consist of the lease of the Company’s corporate offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) for our principal executive offices at Two Pennsylvania Plaza in New York, an aircraft lease, and the lease of the CLG Performance Center until April 2023. In, addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the Accounting Standards Codification Topic 842, Leases. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.
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
In November 2021, Sphere Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York, which was assigned to MSG Entertainment in connection with the MSGE Distribution (the “New MSGE Lease Agreement”). In accordance with the terms of the Sublease Agreement and the New MSGE Lease Agreement, the lease term of the Sublease Agreement was extended until October 31, 2024. The Company has accounted for this extension as a lease remeasurement and remeasured the ROU asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement.
In accordance with the terms of the Sublease Agreement, the Company has committed to enter into a new sublease agreement with MSG Entertainment for a lease term equivalent to the New MSGE Lease Agreement term, which ends January 31, 2046. In addition, in connection with the New MSGE Lease Agreement, the Company has entered into a commitment whereby if the New MSGE Lease Agreement were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices in Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046. As the Company has not yet entered into a new sublease for or taken possession of the new executive office space at Two Pennsylvania Plaza, no additional ROU assets or operating lease liabilities have been recorded as of June 30, 2024 related to the commitments discussed above.
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
As part of Arena License Agreements, we recognized license fees which are characterized as operating lease liabilities and ROU assets. We measured the lease liabilities at the present value of the future lease payments as of April 17, 2020 and remeasured the operating lease liabilities and ROU assets as a result of government-mandated suspension of events and government-mandated assembly restrictions in response to COVID-19. We use our incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
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
In June 2023, the Company entered into a lease agreement for an aircraft with a term through December 30, 2031. The lease ROU asset and operating lease liability were recorded in the Company’s accompanying consolidated balance sheet as of June 30, 2023 based on the present value of minimum lease fixed payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date.
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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our credit facilities. As of June 30, 2024, we had a total of $275 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of June 30, 2024 and continuing for a full year would increase interest expense approximately $2.8 million.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024 the Company’s disclosure controls and procedures were effective.

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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2024.
The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	51
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
10.13
Employment Agreement dated as of November 17, 2021, between Madison Square Garden Sports Corp. and Victoria M. Mink (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2021). †

10.14
Employment Agreement dated as of March 17, 2022, between Madison Square Garden Sports Corp. and Jamaal Lesane (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 5, 2022). †

10.15
Employment Agreement dated as of September 9, 2022, between Madison Square Garden Sports Corp. and David Hopkinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2022). †

10.16
Employment Agreement dated as of June 15, 2023, between Madison Square Garden Sports Corp. and David Granville-Smith (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 2023 filed on August 17, 2023).†

10.17
Employment Agreement, dated as of June 17, 2024, between Madison Square Garden Sports Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024).†

10.18
Employment Agreement dated as of July 3, 2024, between Madison Square Garden Sports Corp. and Jamaal Lesane (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2024). †

10.19
Employment Agreement dated as of April 25, 2023 between Madison Square Garden Sports Corp. and Alex Shvartsman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †

10.20
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.21
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

10.25
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.26
Security Agreement, dated as of January 25, 2017, between New York Rangers, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2017).

10.27
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

10.34
Madison Square Garden Sports Corp. Policy Concerning Certain Matters Relating to Madison Square Garden Entertainment Corp., Sphere Entertainment Co. and AMC Networks Inc., including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended June 30, 2023 filed on August 17, 2023).

10.35
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between Knicks Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). *

10.36
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between New York Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). *

19.1	Insider Trading Policy

EXHIBIT NO.	DESCRIPTION
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy
101	The following materials from Madison Square Garden Sports Corp. Annual Report on Form 10-K for the year ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
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

MADISON SQUARE GARDEN SPORTS CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2024
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	(2,728)	(1,432)	—	—	(4,160)
	$(2,728)	$(1,432)	$—	$—	$(4,160)

Year ended June 30, 2023
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	—	(2,728)	—	—	(2,728)
	$—	$(2,728)	$—	$—	$(2,728)

Year ended June 30, 2022
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	—	—	—	—	—
	$—	$—	$—	$—	$—

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August 2024.

Madison Square Garden Sports Corp.

By:	/s/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jamaal Lesane, Victoria M. Mink and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 13, 2024
James L. Dolan
/s/ VICTORIA M. MINK	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	August 13, 2024
Victoria M. Mink
/s/ ALEXANDER SHVARTSMAN	Senior Vice President, Controller and Principal Accounting Officer	August 13, 2024
Alexander Shvartsman
/s/ CHARLES F. DOLAN	Director	August 13, 2024
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 13, 2024
Charles P. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 13, 2024
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 13, 2024
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 13, 2024
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 13, 2024
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 13, 2024
Thomas C. Dolan
/s/ JOSEPH M. COHEN	Director	August 13, 2024
Joseph M. Cohen
/s/ ANDREW LUSTGARTEN	Director	August 13, 2024
Andrew Lustgarten
/s/ STEPHEN C. MILLS	Director	August 13, 2024
Stephen C. Mills
/s/ RICHARD D. PARSONS	Director	August 13, 2024
Richard D. Parsons
/s/ NELSON PELTZ	Director	August 13, 2024
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 13, 2024
Alan D. Schwartz
/s/ IVAN SEIDENBERG	Director	August 13, 2024
Ivan Seidenberg
/s/ BRIAN G. SWEENEY	Director	August 13, 2024
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 13, 2024
Vincent Tese
/s/ ANTHONY J. VINCIQUERRA	Director	August 13, 2024
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Madison Square Garden Sports Corp. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and equity, for each of the three years in the period ended June 30, 2024, and the related notes and the consolidated financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group) is the majority beneficial owner of the Company, Sphere Entertainment Co., Madison Square Garden Entertainment Corp., AMC Networks, Inc., and other related entities. In addition, there are overlapping directors and executive officers between the entities. Each of these companies has been identified as a related party at June 30, 2024. The Company had entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, media rights, sales and service representation, team sponsorship allocation, sublease of office space, and other services, as well as certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, the Company’s Vice Chairman, and the Company’s Executive Vice President.
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
•Performed the following procedures to identify information related to potential undisclosed transactions between the Company and related parties that may also include third parties:
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
August 13, 2024
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Madison Square Garden Sports Corp. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024 of the Company and our report dated August 13, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
August 13, 2024

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$89,136	$40,398
Restricted cash	5,771	61
Accounts receivable, net	33,781	40,139
Net related party receivables	32,255	15,969
Prepaid expenses	30,956	24,768
Other current assets	25,043	27,898
Total current assets	216,942	149,233
Property and equipment, net	28,541	30,501
Right-of-use lease assets	694,566	715,283
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	62,543	67,374
Other assets	13,533	22,459
Total assets	$1,346,292	$1,315,017

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2024	2023
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,900	$9,093
Net related party payables	6,718	5,842
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	133,930	144,310
League-related accruals	120,876	106,926
Other accrued liabilities	21,613	17,561
Operating lease liabilities, current	50,267	49,745
Deferred revenue	148,678	157,051
Total current liabilities	521,982	520,528
Long-term debt	275,000	295,000
Operating lease liabilities, noncurrent	749,952	746,437
Defined benefit obligations	4,103	4,526
Other employee related costs	43,493	49,070
Deferred tax liabilities, net	16,925	24,024
Deferred revenue, noncurrent	1,147	12,666
Total liabilities	1,612,602	1,652,251
Commitments and contingencies (see Note 12)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,423 and 19,364 shares outstanding as of June 30, 2024 and 2023, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2024 and 2023	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2024 and 2023	—	—
Additional paid-in capital	19,079	16,846
Treasury stock, at cost, 1,025 and 1,084 shares as of June 30, 2024 and 2023, respectively	(169,547)	(179,410)
Accumulated deficit	(115,139)	(173,910)
Accumulated other comprehensive loss	(952)	(1,009)
Total equity	(266,310)	(337,234)
Total liabilities and equity	$1,346,292	$1,315,017

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2024	2023	2022
Revenues (a)	$1,027,149	$887,447	$821,354

Operating expenses:
Direct operating expenses (b)	616,514	548,811	500,564
Selling, general and administrative expenses (c)	261,433	249,885	229,668
Depreciation and amortization	3,164	3,577	5,042
Operating income	146,038	85,174	86,080
Other income (expense):
Interest income	2,787	2,392	313
Interest expense	(27,589)	(22,884)	(11,735)
Miscellaneous (expense) income, net	(15,568)	25,239	(726)
	(40,370)	4,747	(12,148)
Income before income taxes	105,668	89,921	73,932
Income tax expense	(46,897)	(44,293)	(25,052)
Net income	58,771	45,628	48,880
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(2,165)	(2,251)
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$58,771	$47,793	$51,131

Basic earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$2.45	$1.90	$2.11
Diluted earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$2.44	$1.89	$2.10
Weighted-average number of common shares outstanding:
Basic	24,011	24,090	24,246
Diluted	24,096	24,194	24,405
_______________
(a)Include revenues from related parties of $197,640, $190,000 and $178,696 for the years ended June 30, 2024, 2023 and 2022, respectively.
(b)Include net charges from related parties of $104,611, $100,545 and $98,422 for the years ended June 30, 2024, 2023 and 2022, respectively.
(c)Include net charges from related parties of $63,442, $62,103 and $67,776 for the years ended June 30, 2024, 2023 and 2022, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2024		2023		2022
Net income		$58,771		$45,628		$48,880
Other comprehensive income, before income taxes:
Benefit plans:
Net unamortized gains arising during the period	$18		$215		$1,078
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	37		18		133
Settlement loss	30	85	30	263	9	1,220
Other comprehensive income, before income taxes		85		263		1,220
Income tax expense related to items of other comprehensive income		(28)		(86)		(379)
Other comprehensive income, net of income taxes		57		177		841
Comprehensive income		58,828		45,805		49,721
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		—		(2,165)		(2,251)
Comprehensive income attributable to Madison Square Garden Sports Corp.’s stockholders		$58,828		$47,970		$51,972

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$58,771	$45,628	$48,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,164	3,577	5,042
Share-based compensation expense	21,291	25,203	24,245
(Benefit from) provision for deferred income taxes	(7,135)	15,022	24,480
Unrealized loss (gain) on equity investments with readily determinable fair value and warrants	10,591	(26,561)	461
Other non-cash adjustments	7,264	3,330	1,833
Change in assets and liabilities:
Accounts receivable, net	6,358	5,976	26,957
Net related party receivables	(16,286)	11,534	(21,084)
Prepaid expenses and other assets	4,481	(5,666)	(8,922)
Investments	(2,683)	(10,575)	(3,197)
Accounts payable	803	(2,081)	8,947
Net related party payables	1,048	(13,927)	2,507
Accrued and other liabilities	(398)	69,019	40,213
Deferred revenue	(19,892)	7,590	772
Operating lease right-of-use assets and lease liabilities	24,754	24,404	26,922
Net cash provided by operating activities	92,131	152,473	178,056
Cash flows from investing activities:
Capital expenditures	(1,451)	(1,181)	(932)
Cash outflow associated with disposal of subsidiary	—	(3,024)	—
Purchases of investments	(7,447)	(13,554)	(2,000)
Net cash used in investing activities	(8,898)	(17,759)	(2,932)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2024	2023	2022
Cash flows from financing activities:
Accelerated share repurchase	—	(75,060)	—
Taxes paid in lieu of shares issued for equity-based compensation	(8,084)	(17,897)	(18,306)
Dividends paid	(701)	(170,923)	—
Proceeds from revolving credit facilities	75,000	215,000	—
Repayment of revolving credit facility	(95,000)	(140,000)	(135,000)
Payments for financing costs	—	—	(2,836)
Other financing activities	—	3,607	—
Net cash used in financing activities	(28,785)	(185,273)	(156,142)
Net increase (decrease) in cash, cash equivalents and restricted cash	54,448	(50,559)	18,982
Cash, cash equivalents and restricted cash from beginning of period	40,459	91,018	72,036
Cash, cash equivalents and restricted cash at end of period	$94,907	$40,459	$91,018

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$40	$256	$128

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2021	$249	$23,102	$(146,734)	$(78,898)	$(2,027)	$(204,308)	$2,442	$(201,866)
Net income (loss)	—	—	—	51,131	—	51,131	(2,251)	48,880
Other comprehensive income	—	—	—	—	841	841	—	841
Comprehensive income (loss)		—	—	—	—	51,972	(2,251)	49,721
Share-based compensation	—	24,245	—	—	—	24,245	—	24,245
Tax withholding associated with shares issued for equity-based compensation	—	(18,306)	—	—	—	(18,306)	—	(18,306)
Common stock issued under stock incentive plans	—	(9,947)	18,708	(7,932)	—	829	—	829
Adjustments to noncontrolling interests	—	(1,521)	—	—	—	(1,521)	1,521	—
Balance as of June 30, 2022	$249	$17,573	$(128,026)	$(35,699)	$(1,186)	$(147,089)	$1,712	$(145,377)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2022	$249	$17,573	$(128,026)	$(35,699)	$(1,186)	$(147,089)	$1,712	$(145,377)
Net income (loss)	—	—	—	47,793	—	47,793	(2,165)	45,628
Other comprehensive income	—	—	—	—	177	177	—	177
Comprehensive income (loss)	—	—	—	—	—	47,970	(2,165)	45,805
Share-based compensation	—	25,203	—	—	—	25,203	—	25,203
Tax withholding associated with shares issued for equity-based compensation	—	(17,897)	—	—	—	(17,897)	—	(17,897)
Common stock issued under stock incentive plans	—	(9,179)	20,983	(8,928)	—	2,876	—	2,876
Dividends declared ($7.00 per share)	—	—	—	(172,734)	—	(172,734)	—	(172,734)
Accelerated share repurchase	—	1,649	(72,367)	(4,342)	—	(75,060)	—	(75,060)
Adjustments to noncontrolling interests	—	(503)		—	—	(503)	453	(50)
Balance as of June 30, 2023	$249	$16,846	$(179,410)	$(173,910)	$(1,009)	$(337,234)	$—	$(337,234)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	$249	$16,846	$(179,410)	$(173,910)	$(1,009)	$(337,234)
Net income	—	—	—	58,771	—	58,771
Other comprehensive income	—	—	—	—	57	57
Comprehensive income	—	—	—	—	—	58,828
Share-based compensation	—	21,291	—	—	—	21,291
Tax withholding associated with shares issued for equity-based compensation	—	(9,195)	—	—	—	(9,195)
Common stock issued under stock incentive plans	—	(9,863)	9,863	—	—	—
Balance as of June 30, 2024	$249	$19,079	$(169,547)	$(115,139)	$(952)	$(266,310)

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
The Company operates and reports financial information in one segment. The Company’s decision to organize as one operating segment and report in one segment is based upon its internal organizational structure; the manner in which its operations are managed; and the criteria used by the Company’s Executive Chairman and Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), to evaluate segment performance. The Company’s CODM reviews total company operating results to assess overall performance and allocate resources.
The Company was incorporated on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All the outstanding common stock of the Company was distributed to MSG Networks stockholders (the “MSGS Distribution”) on September 30, 2015.
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
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the years ended on June 30, 2024, 2023, and 2022 are referred to as “fiscal year 2024”, “fiscal year 2023”, and “fiscal year 2022”, respectively. The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. For consolidated subsidiaries where the Company’s ownership is less than 100%, the relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net income (loss) attributable to nonredeemable noncontrolling interests” and “Comprehensive income (loss) attributable to nonredeemable noncontrolling interests” on the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income, respectively. All significant intracompany transactions and accounts within the Company’s consolidated financial statements have been eliminated.

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
Direct Operating Expenses
Direct operating expenses include compensation expense for the Company’s sports teams’ players and certain other team personnel, as well as NBA luxury tax, if applicable, NBA and NHL revenue sharing (net of escrow) and league assessments for the Company, event costs related to the presentation and production of the Company’s sporting events and other operating expenses, including expenses related to the Arena License Agreements with MSG Entertainment (the “Arena License Agreements”) which require the Company to pay arena license fees to MSG Entertainment in exchange for the right to use The Garden for games of the Knicks and the Rangers for a 35-year term.
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
The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA), with the amount of luxury tax owed determined based on that season’s luxury tax bracket and tax rates. The luxury tax bracket for the 2023-24 season was $5,000 and the luxury tax bracket for subsequent seasons will increase annually at the same rate as the NBA salary cap. Through the 2024-25 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $3.25 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, through the 2024-25 season, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Beginning with the 2025-26 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.00 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $4.75 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, beginning with the 2025-26 season, for teams that are taxpayers in at least three of the four previous seasons, the above tax rates are increased by $2.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses. The new CBA includes certain changes to certain league rules and regulations, including revised luxury tax rates which will become effective with the 2025-26 season.
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
During the 2020-21 season a “Ten-and-Spread” escrow system was put in place. Under the Ten-and-Spread system, based upon league-wide revenues, aggregate player compensation was reduced by up to 10% of each player’s salary. If, for a particular season, compensation reductions in excess of 10% were needed, the excess would be divided by three and recouped via reductions to players’ compensation over the same season, and the subsequent two seasons. The reduction of players’ salary for any one season was capped at 20% and carried over to the subsequent season as additional compensation reductions. Each team was entitled to receive an equal one-thirtieth share of the compensation reductions up to 10% and the excess above 10% was allocated in proportion to each team’s player payroll. This system was in place until the new CBA took effect on July 1, 2023. Effective July 1, 2023, a “Ten-and-Roll” escrow system was put in place. Under the Ten-and-Roll system, throughout each season, NBA teams withhold 10% of each player’s salary. If, for a particular season, compensation reductions in excess of 10% are needed, the excess will be recouped via certain reductions to player benefit contributions and if necessary, reductions to players’ compensation over subsequent seasons, with the reduction of players’ salary capped at 10%. Each team is entitled to receive an equal one-thirtieth share of the compensation reductions up to 10% and the excess above 10% is allocated in proportion to each team’s player payroll.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The NHL CBA provides for a revenue sharing plan which generally requires the distribution of a pool of funds not more than 6.055% of league-wide revenues to certain qualifying lower-revenue teams. Under the NHL CBA, the pool is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the plan.
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
As of June 30, 2024 and 2023, the Company had net revenue sharing liabilities, recorded within League-related accruals, of $109,011 and $94,822, respectively.
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
Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs classified in selling, general and administrative expenses were $8,180, $7,279 and $4,840 for the years ended June 30, 2024, 2023 and 2022, respectively.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to reserve for expected credit losses. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, historical experience, as well as current and expected economic conditions and industry trends. The

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company had no allowance for doubtful accounts as of June 30, 2024 and 2023.
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
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company generally determines the fair value of a reporting unit using an income approach, such as the discounted cash flow method, in instances when it does not perform the qualitative assessment of goodwill. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
For other long-lived assets, including ROU lease assets and intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value. The Company generally determines the fair value of a finite-lived intangible asset using an income approach, such as the discounted cash flow method.

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
In addition to equity method investments, the Company has equity investments with and without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Miscellaneous (expense) income, net in the accompanying consolidated statements of operations. For equity investments with readily determinable fair values, changes in the fair value of those investments are measured at each reporting date and are recorded within Miscellaneous (expense) income, net in the accompanying consolidated statements of operations.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions of ASC 842, Leases that apply to arrangements between related parties under common control. The new guidance is effective for the Company in the first quarter of fiscal year 2025. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the years ended June 30, 2024, 2023 and 2022, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
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
(Continued)
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
MSG Sports also earns revenues from the sale of advertising in the form of sponsorships and signage, which are generally not related to any specific event. The Company’s performance obligations with respect to this advertising are satisfied as the related benefits are delivered over the term of the respective agreements.
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within deferred revenue and are recognized as the Company satisfies the related performance obligations.
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements per ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the years ended June 30, 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023	2022
Event-related (a)	$458,213	$362,527	$331,807
Media rights (b)	297,756	288,965	275,637
Sponsorship, signage and suite licenses	210,742	196,483	172,813
League distributions and other	60,438	39,472	41,097
Total revenues from contracts with customers	$1,027,149	$887,447	$821,354
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2024, 2023 and 2022:

	June 30,	June 30,	June 30,
	2024	2023	2022
Receivables from contracts with customers, net (a)	$19,930	$20,134	$24,729
Contract assets, current (b)	14,054	19,465	13,839
Deferred revenue, including non-current portion (c) (d)	149,825	169,717	163,491
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net and Net related party receivables in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2024, 2023 and 2022 the Company’s receivables from contracts with customers above included $0, $0 and $1,258, respectively, related to various related parties. See Note 17 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and luxury tax payments. As of June 30, 2024 and 2023, the Company had receivable balances related to escrow and player compensation recoveries of $0 and $1,544, respectively, recorded in Accounts receivable, net. As of June 30, 2022, the Company had receivable balances related to escrow and player compensation recoveries of $12,464 and $6,782 recorded in Accounts receivable, net and Other assets, respectively.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. There were no deferred revenue balances with related parties as of June 30, 2024, 2023 and 2022, respectively.
(d)Revenue recognized for the year ended June 30, 2024 relating to the deferred revenue balance as of July 1, 2023 was $144,936.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2025	$142,738
Fiscal year ending June 30, 2026	89,443
Fiscal year ending June 30, 2027	50,473
Fiscal year ending June 30, 2028	26,820
Fiscal year ending June 30, 2029	16,530
Thereafter	13,977
$339,981

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 4. Computation of Earnings per Common Share
The following table presents a reconciliation of earnings allocated to common shares and a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings per common share, as they were anti-dilutive:

	Years Ended June 30,
	2024	2023	2022
Net income allocable to common shares, basic and diluted (numerator):
Net income attributable to Madison Square Garden Sports Corp.’s stockholders	$58,771	$47,793	$51,131
Less: Dividends to other-than-common stockholders (a)	—	2,042	—
Net earnings allocable to common shares, basic and diluted (numerator):	$58,771	$45,751	$51,131

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,011	24,090	24,246
Dilutive effect of shares issuable under share-based compensation plans	85	104	159
Weighted-average shares for diluted EPS	24,096	24,194	24,405
Weighted-average shares excluded from diluted earnings per share	—	—	—

Basic earnings per common share attributable to Madison Square Garden Sports Corp’s stockholders	$2.45	$1.90	$2.11
Diluted earnings per common share attributable to Madison Square Garden Sports Corp’s stockholders	$2.44	$1.89	$2.10
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to the Company’s sports teams for (i) waivers/contract termination costs, (ii) player trades and (iii) season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $781, $4,412 and $737 for the years ended June 30, 2024, 2023 and 2022, respectively.
Note 6. Cash, Cash Equivalent and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash:

	As of
	June 30, 2024	June 30, 2023	June 30, 2022
Captions on the consolidated balance sheets:
Cash and cash equivalents	$89,136	$40,398	$91,018
Restricted cash (a)	5,771	61	—
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$94,907	$40,459	$91,018
_________________
(a)See Note 2 for more information regarding the nature of restricted cash.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s corporate offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) for the Company’s principal executive offices at Two Pennsylvania Plaza in New York and a lease agreement for an aircraft. In addition, we are party to the Arena License Agreements, which are long term license agreements with MSG Entertainment that end June 30, 2055 that allow the Knicks and the Rangers to play their home games at The Garden. The Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the ASC Topic 842, Leases. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
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
The Company is party to the Sublease Agreement for the Company’s principal executive offices at Two Pennsylvania Plaza in New York. The sublease ROU assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term.
In November 2021, Sphere Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York, which was assigned to MSG Entertainment in connection with the MSGE Distribution (the “New MSGE Lease Agreement”). In accordance with the terms of the Sublease Agreement and the New MSGE Lease Agreement, the lease term of the Sublease Agreement was extended until October 31, 2024. The Company has accounted for this extension as a lease remeasurement and remeasured the ROU asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement.
In accordance with the terms of the Sublease Agreement, the Company has committed to enter into a new sublease agreement with MSG Entertainment for a lease term equivalent to the New MSGE Lease Agreement term, which ends January 31, 2046. In addition, in connection with the New MSGE Lease Agreement, the Company has entered into a commitment whereby if the New MSGE Lease Agreement were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices in Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046. As the Company has not yet entered into a new sublease for or taken possession of the new executive office space at Two Pennsylvania Plaza, no additional ROU assets or operating lease liabilities have been recorded as of June 30, 2024 related to the commitments discussed above.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
As of June 30, 2024, the Company’s existing operating leases, which are recorded in the accompanying consolidated financial statements, have remaining lease terms ranging from 4 months to 31 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewal, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2024 and 2023:

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2024	June 30, 2023
Right-of-use assets:
Operating leases	Right-of-use lease assets	$694,566	$715,283
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	50,267	49,745
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	749,952	746,437
Total lease liabilities		$800,219	$796,182
_________________
(a)As of June 30, 2024, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $43,689 and $715,507, respectively, that are payable to MSG Entertainment. As of June 30, 2023, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $43,700 and $707,124, respectively, that were payable to Sphere Entertainment.
The following table summarizes the activity recorded within the Company’s consolidated statement of operations for the years ended June 30, 2024, 2023, and 2022:

		Years Ended June 30,
	Line Item in the Company’s Consolidated Statement of Operations	2024	2023	2022
Operating lease cost	Direct operating expenses	$67,619	$68,233	$68,311
Operating lease cost	Selling, general and administrative expenses	9,886	2,452	2,450
Short-term lease cost	Direct operating expenses	—	185	161
Total lease cost		$77,505	$70,870	$70,922
Supplemental Information
For the years ended June 30, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $52,700 and $44,986, respectively.
For the years ended June 30, 2024 and 2023, non-cash additions to ROU assets and operating lease liabilities was $789 and $45,357, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of June 30, 2024 and 2023 was 29.8 years and 30.5 years, respectively. The weighted average discount rate was 7.10% as of June 30, 2024 and 2023 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of June 30, 2024 are as follows:

Fiscal year ending June 30, 2025	$51,880
Fiscal year ending June 30, 2026	52,155
Fiscal year ending June 30, 2027	53,516
Fiscal year ending June 30, 2028	54,919
Fiscal year ending June 30, 2029	56,363
Thereafter	1,985,246
Total lease payments	2,254,079
Less imputed interest	(1,453,860)
Total lease liabilities	$800,219
Note 8. Property and Equipment
As of June 30, 2024 and 2023, property and equipment consisted of the following assets:

	June 30, 2024	June 30, 2023	Estimated Useful Lives
Land	$5,153	$5,153
Buildings	51,645	51,465	Up to	45 years
Equipment	22,878	21,587	2 years	to	20 years
Leasehold improvements	564	564	Shorter of term of lease or life of improvement
Furniture and fixtures	555	631	4 years	to	10 years
Construction in progress	27	218
	80,822	79,618
Less accumulated depreciation and amortization	(52,281)	(49,117)
	$28,541	$30,501
Depreciation and amortization expense on property and equipment was $3,164, $3,410 and $3,982 for the years ended June 30, 2024, 2023 and 2022, respectively.
Note 9. Goodwill and Intangible Assets
During the first quarter of fiscal year 2024, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date. The Company’s goodwill was $226,523 as of June 30, 2024 and 2023.
The Company’s indefinite-lived intangible assets as of June 30, 2024 and 2023 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2024, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company had no intangible assets subject to amortization as of June 30, 2024 and 2023 as a result of the disposal of CLG in April 2023. Amortization expense for intangible assets was $0, $167 and $1,059 for the years ended June 30, 2024, 2023 and 2022, respectively.
Note 10. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following:

	June 30, 2024	June 30, 2023
Equity method investments:
NRG	$7,536	$11,948
Other equity method investments	5,038	—
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	17,380	22,408
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	18,837	14,406
Equity investments without readily determinable fair values(a)	6,757	5,514
Derivative instruments:
Xtract One warrants	6,995	13,098
Total investments	$62,543	$67,374
_________________
(a)For the years ended June 30, 2024 and 2023, the Company did not have any impairment charges or changes in carrying value recorded to its equity securities without readily determinable fair values.
Equity Method Investments
The Company determined that it has the ability to exert significant influence over the investee and therefore accounts for these investments under the equity method of accounting.
NRG
In April 2023, the Company sold its controlling interest in CLG to NRG, a professional gaming and entertainment company in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company received preferred shares representing approximately 25% of the capital stock of NRG. The Company recorded the investment in NRG at fair value as an equity method investment. The Company deconsolidated the CLG business in the fourth fiscal quarter of 2023 and recorded a loss of $1,031 within Miscellaneous (expense) income, net within the Company’s consolidated statement of operations for the year ended June 30, 2023. For the year ended June 30, 2024, the Company recognized losses related to the investment in NRG of $4,412, including other than temporary impairments, in Miscellaneous (expense) income, net within the Company’s consolidated statement of operations. As of June 30, 2024, the Company’s ownership in NRG was approximately 25%.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	June 30, 2024		June 30, 2023
	Cost Basis	Carrying Value / Fair Value	Cost Basis	Carrying Value / Fair Value
Xtract One common stock	$7,721	$17,380	$6,783	$22,408
Other equity investments with readily determinable fair values	16,510	18,837	13,772	14,406
	$24,231	$36,217	$20,555	$36,814
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous (expense) income, net within the Company’s consolidated statement of operations, for the years ended June 30, 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023	2022
Unrealized (loss) gain - Xtract One common stock	$(5,966)	$15,625	$—
Unrealized gain (loss) - other equity investments with readily determinable fair values	1,694	1,095	(461)
Realized gain (loss) - other equity investments with readily determinable fair values	55	(4)	—
	$(4,217)	$16,716	$(461)
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	June 30,
		2024	2023
Assets:
Money market accounts	I	$37,594	$17,330
Time deposits	I	49,510	1,457
Equity investments	I	36,217	36,814
Warrants	III	6,995	13,098
Total assets measured at fair value		$130,316	$68,699
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 10 for further details regarding equity investments.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Level III Inputs
The Company’s level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous (expense) income, net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Expected term	1.80 years	2.34 years
Expected volatility	64.15%	74.43%
Risk-free interest rate	4.73%	4.68%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Year Ended June 30,
	2024	2023
Balance at beginning of period	$13,098	$—
Purchases of warrants	215	3,257
Unrealized (losses) gains on warrants	(6,318)	9,841
Balance at ending of period	$6,995	$13,098
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	June 30, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$275,000	$275,000	$295,000	$295,000
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 12. Commitments and Contingencies
Contractual Obligations and Off-Balance Sheet Arrangements
The Company has certain future cash payments required under contracts entered into by the Company in the normal course of business.
As of June 30, 2024, future cash payments required under contracts entered into by the Company in the normal course of business in excess of one year are as follows:

	Off-Balance Sheet Commitments(a)	Contractual Obligations reflected on the Balance Sheet(b)	Total(c)
Fiscal year ending June 30, 2025	$204,680	$80,880	$285,560
Fiscal year ending June 30, 2026	143,816	3,903	147,719
Fiscal year ending June 30, 2027	86,136	4,351	90,487
Fiscal year ending June 30, 2028	44,585	4,280	48,865
Fiscal year ending June 30, 2029	16,643	3,851	20,494
Thereafter	12,835	6,133	18,968
	$508,695	$103,398	$612,093
_________________
(a)Consist primarily of the Company’s obligations under employment agreements that the Company has with its sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.
(b)Consist primarily of amounts earned under employment agreements that the Company has with certain of its sports teams’ personnel.
(c)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 for further information on the Company’s pension obligations. In addition, see Note 7 for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2024.
See Note 13 for further details of the outstanding balances under the Knicks Revolving Credit Facility, the Rangers Revolving Credit Facility and the Rangers NHL Advance Agreement (as defined below).
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 13. Debt
Knicks Revolving Credit Facility
On September 30, 2016, New York Knicks, LLC (“Knicks LLC”), a wholly-owned subsidiary of the Company, entered into a credit agreement (the “2016 Knicks Credit Agreement”) with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years to fund working capital needs and for general corporate purposes.
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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy event (as defined in the Knicks Credit Agreement) with respect to the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
obligor under any local media rights agreement. Borrowings under the Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During the year ended June 30, 2024, the Company borrowed an additional $40,000 under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $275,000 as of June 30, 2024, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of June 30, 2024 was 6.69%. During the year ended June 30, 2024 the Company made interest payments of $18,481 in respect of the Knicks Revolving Credit Facility.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2024, Knicks LLC was in compliance with this financial covenant.
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
Rangers Revolving Credit Facility
On January 25, 2017, New York Rangers, LLC (“Rangers LLC”), a wholly-owned subsidiary of the Company, entered into a credit agreement (the “2017 Rangers Credit Agreement”) with a syndicate of lenders providing for a senior secured revolving credit facility of up to $150,000 with a term of five years to fund working capital needs and for general corporate purposes.
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
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy event (as defined in the Rangers Credit Agreement) with respect to the obligor under any local media rights agreement. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. During the year ended June 30, 2024, the Company borrowed an additional $35,000 and made principal repayments of $95,000 under the Rangers Revolving Credit Facility. There were no borrowings under the Rangers Revolving Credit Facility as of June 30, 2024. The interest rate on the Rangers Revolving Credit Facility as of June 30, 2024 was 7.18%. During the year ended June 30, 2024 the Company made interest payments of $4,193 in respect of the Rangers Revolving Credit Facility.
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
Subject to customary notice and minimum amount conditions, Rangers LLC may voluntarily prepay outstanding loans under the Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to SOFR-based loans). Rangers LLC is required to make mandatory prepayments in certain circumstances, including without limitation if qualified revenues are less than 17% of the maximum available amount under the Rangers Credit Agreement.
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
The Rangers Credit Agreement includes an event of default that is implicated by a bankruptcy event with respect to a material media rights counterparty, including MSG Networks.
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2024, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the Rangers NHL Advance Agreement was $30,000 as of June 30, 2024 and was recorded as Debt in the accompanying consolidated balance sheet. During the year ended June 30, 2024 the Company made interest payments of $1,125.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	June 30, 2024	June 30, 2023
Other current assets	$1,145	$1,145
Other assets	1,665	2,810

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The following table summarizes the projected benefit obligations and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2024 and 2023, associated with the Pension Plans based upon actuarial valuations as of those measurement dates:

	June 30,
	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of period	$7,837	$8,314
Interest cost	272	239
Actuarial gain	(18)	(215)
Benefits paid	(248)	(248)
Plan settlements paid	(212)	(253)
Benefit obligation at end of period	$7,631	$7,837
The actuarial gain of $18, included in the change in benefit obligation for pension benefits in the year ended June 30, 2024, is primarily the result of increases in the discount rate and demographic experience as of June 30, 2024.
Amounts recognized in the consolidated balance sheets as of June 30, 2024 and 2023 consist of:

	June 30,
	2024	2023
Current liabilities (included in accrued employee related costs)	$(3,528)	$(3,311)
Non-current liabilities (included in Defined benefit obligations)	(4,103)	(4,526)
	$(7,631)	$(7,837)
Accumulated other comprehensive loss, before income tax, as of June 30, 2024 and 2023 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	June 30,
	2024	2023
Actuarial loss	$(458)	$(543)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents components of net periodic benefit cost for the Pension Plans included in the accompanying consolidated statements of operations for the years ended June 30, 2024, 2023 and 2022. Components of net periodic benefit cost are reported in Miscellaneous (expense) income, net:

	Years Ended June 30,
	2024	2023	2022
Interest cost	$272	$239	$123
Recognized actuarial loss	37	18	133
Settlement loss recognized (a)	30	30	9
Net periodic benefit cost	$339	$287	$265
_________________
(a)For the years ended June 30, 2024, 2023 and 2022, lump-sum payments totaling $212, $253 and $83, respectively, were distributed to vested participants of the Excess Cash Balance Plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30, 2024, June 30, 2023, and June 30, 2022, respectively. Assumptions used in calculating the settlement loss recognized include the discount rate used in remeasuring the projected benefit obligation which was 5.53% as of June 30, 2024, 5.57% as of June 30, 2023, and 4.38% as of June 30, 2022. Settlement charges of $30, $30 and $9 were recognized in Miscellaneous (expense) income, net for the years ended June 30, 2024, 2023 and 2022, respectively.
Other pre-tax changes benefit obligations recognized in other comprehensive income for the years ended June 30, 2024, 2023 and 2022 are as follows:

	Years Ended June 30,
	2024	2023	2022
Actuarial gain, net	$18	$215	$1,078
Recognized actuarial loss	37	18	133
Settlement loss recognized	30	30	9
Total recognized in other comprehensive income	$85	$263	$1,220
Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2024 and 2023 are as follows:

	June 30,
	2024	2023
Discount rate	5.51%	5.44%
Interest crediting rate	4.55%	3.77%
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2024, 2023 and 2022 are as follows:

	Years Ended June 30,
	2024	2023	2022
Discount rate - projected benefit obligation	5.44%	4.60%	2.35%
Discount rate - interest cost	5.15%	4.27%	1.84%
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2024, 2023, and 2022 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments:

Fiscal year ending June 30, 2025	$3,629
Fiscal year ending June 30, 2026	571
Fiscal year ending June 30, 2027	419
Fiscal year ending June 30, 2028	410
Fiscal year ending June 30, 2029	397
Fiscal years ending June 30, 2030 – 2034	1,728
Defined Contribution Pension Plans
MSG Sports employees participate in The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), which is a multiple employer plan sponsored by MSG Entertainment Holdings, LLC, a wholly-owned subsidiary of MSG Entertainment. In addition, the Company sponsors the MSG Sports LLC Excess Savings Plan (the “Excess Savings Plan”), which provides non-qualified retirement benefits to eligible MSG Sports employees.
Expense related to the 401(k) Plan and Excess Savings Plan was $5,008, $4,897 and $4,956 for the years ended June 30, 2024, 2023, and 2022, respectively.
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
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2024, 2023 and 2022, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2024 and 2023 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Sports
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2024	2023		2024	2023	2022	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players’ Pension Plan	832172122	001	Yellow	Yellow	Implemented	$4,254	$4,113	$—	No	6/1/2030 (with certain termination rights becoming effective 6/2029)
			as of	as of
			2/2/2023	2/1/2022
National Hockey League Players’ Retirement Benefit Plan	462555356	001	Green	Green	No	1,198	1,413	1,276	No	9/15/2026
			as of	as of
			4/30/2023	4/30/2022
All Other Multiemployer Defined Benefit Pension Plans						10	453	373
						$5,462	$5,979	$1,649
The Company was not listed as providing more than 5 percent of the total contributions in any Form 5500 for the years ended June 30, 2024, 2023 and 2022.
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $1,296, $1,113 and $1,092 for the years ended June 30, 2024, 2023 and 2022, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $270, $274 and $278 for the years ended June 30, 2024, 2023 and 2022, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
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
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Miscellaneous (expense) income, net in the Company’s consolidated statements of operations. The Company recorded compensation expense/(compensation cost credits) of $1,749, $1,091, and $(461) for the years ended June 30, 2024, 2023, and 2022, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains/(losses) of $1,749, $1,091, and $(461) for the years ended June 30, 2024, 2023, and 2022, respectively, within Miscellaneous (expense) income, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
Amounts recognized in the consolidated balance sheets as of June 30, 2024 and 2023 related to the Deferred Compensation Plan consist of:

	June 30,	June 30,
	2024	2023
Non-current assets (included in investments)	$18,837	$14,406
Current liabilities (included in accrued employee related costs)	(1,233)	(1,358)
Non-current liabilities (included in other employee related costs)	(17,604)	(13,048)

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
Share-based Compensation Expense
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year cliff or graded vesting subject to continued employment at the Company, MSG Entertainment or Sphere Entertainment. For awards that are graded vesting and subject to performance conditions, in addition to continued employment, the Company uses the graded-vesting method to recognize share-based compensation expense.
Share-based compensation expense was recognized in the consolidated statements of operations as a component of selling, general and administrative expenses. Share-based compensation expense recorded during the years ended June 30, 2024, 2023 and

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2022 was $21,291, $25,203 and $24,245, respectively. There were no costs related to share-based compensation in operations that were capitalized for the years ended June 30, 2024, 2023 and 2022.
As of June 30, 2024, there was $17,804 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years for unvested RSUs and PSUs.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company, Sphere Entertainment, and MSG Entertainment employees, for the year ended June 30, 2024:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant (a)
	RSUs	PSUs
Unvested award balance as of June 30, 2023	124	160	$167.08
Granted	65	48	$177.66
Vested	(80)	(52)	$168.79
Forfeited	(4)	(3)	$175.09
Unvested award balance as of June 30, 2024	105	153	$170.61
_________________
(a)     Weighted-average fair value per share at date of grant does not reflect any adjustment associated with the Sphere Distribution. See above for a discussion of the treatment of RSUs and PSUs in connection with the Sphere Distribution.
The fair value of RSUs and PSUs that vested during the year ended June 30, 2024 was $23,463. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 56 of these RSUs and PSUs, with an aggregate value of $9,195, inclusive of $4 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2024.
The fair value of RSUs and PSUs that vested during the years ended June 30, 2023 and 2022 was $40,944 and $40,490, respectively. The weighted-average fair value per share at grant date of RSUs and PSUs granted during the years ended June 30, 2023 and 2022 was $165.33 and $162.09, respectively.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the year ended June 30, 2024:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2023	94	$138.78	4.46	$4,623
Granted	—	$—
Cancelled	—	$—
Balance as of June 30, 2024	94	$138.78	3.46	$4,630
Exercisable as of June 30, 2024	94	$138.78	3.46	$4,630
_________________
(a)     Weighted-average exercise price per share does not reflect any adjustment associated with the Sphere Distribution. See above for a discussion of the treatment of options in connection with the Sphere Distribution.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 16. Stock Repurchase Program
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
During the year ended June 30, 2024, the Company did not repurchase any shares under its share repurchase program. As of June 30, 2024, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 17. Related Party Transactions
As of June 30, 2024, certain members of the Dolan family, including certain trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 3.0% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.9% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of June 30, 2024:
•Arena License Agreements, entered into in April 2020, pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite and club licenses, (iii) operates and manages the sale of the sports teams’ merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from sales and catering services during Knicks and Rangers home games, (v) shares revenues collected for the sale of venue indoor signage space and sponsorship rights at The Garden that are not specific to our teams, (vi) provides day of game services, and (vii) provides other general services within The Garden;
•Sponsorship sales and service representation agreements pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition, under these agreements, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets;
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
(Continued)
functions, and executive support services, in exchange for service fees and (ii) provides certain services to MSG Entertainment, such as certain communications, legal and ticketing services, in exchange for service fees;
•Arrangements pursuant to which the Company provides MSG Entertainment certain services associated with the management of premium hospitality sales and other business operations services;
•The Sublease Agreement, pursuant to which the Company leases office space from MSG Entertainment;
•Group ticket sales representation agreement, pursuant to which MSG Entertainment appointed the Company as its sales and service representative to sell group ticket packages related to MSG Entertainment events in exchange for a commission and reimbursement for sales and service staff and overhead associated with the ticket sales on behalf of MSG Entertainment;
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
The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of June 30, 2024:
•Media rights agreements between the Company and MSG Networks, entered into in July 2015 with stated terms of 20 years, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;
•Arrangements with MSG Networks pursuant to which the Knicks and the Rangers have allocated revenues with MSG Networks related to virtual advertising inventory;
•Arrangements pursuant to which the Company provides Sphere Entertainment with certain business operations services;
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
Prior to April 1, 2024, the Company was also party to arrangements with MSG Entertainment and Sphere Entertainment pursuant to which the Company provided certain sponsorship services in exchange for services fees.
The Company is also party to time-sharing and dry lease arrangements with MSG Entertainment in connection with aircraft leased by the Company and MSG Entertainment, as well as arrangements with MSG Entertainment and Sphere Entertainment pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of such aircraft.
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman and Chief Executive Officer with Sphere Entertainment and, following the MSGE Distribution, with MSG Entertainment as well; (ii) the Company’s Vice Chairman with AMC Networks, Sphere Entertainment and, following the MSGE Distribution, with MSG Entertainment as well, and (iii) the Company’s Executive Vice President with Sphere Entertainment and AMC Networks. The Company also previously shared such costs for the Company’s former Chief Executive Officer with Sphere Entertainment through March 31, 2022. Additionally, the Company, Sphere Entertainment, AMC Networks, and, following the MSGE Distribution, MSG Entertainment allocate the costs of certain personal aircraft and helicopter usage by their shared executives.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023	2022
Revenues (a)	$197,640	$190,000	$178,696
Operating expenses (credits):
Expense pursuant to the Services Agreement	37,346	36,458	38,102
Rent expense pursuant to Sublease Agreement	3,720	2,918	2,978
Costs associated with the Sponsorship sales and service representation agreements	19,319	19,329	22,316
Operating lease expense associated with the Arena License Agreements	67,619	67,619	67,620
Other costs associated with the Arena License Agreements	41,916	36,240	33,894
Other operating (credits) expenses, net	(1,867)	84	1,288
_________________
(a)     Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.
Note 18. Income Taxes
Income tax expense (benefit) attributable to operations is comprised of the following components:

	Years Ended June 30,
	2024	2023	2022
Current expense:
Federal	$27,605	$23,161	$—
State and other	26,427	6,110	572
	54,032	29,271	572
Deferred (benefit) expense:
Federal	(3,506)	(643)	18,664
State and other	(3,629)	15,665	5,816
	(7,135)	15,022	24,480
Income tax expense	$46,897	$44,293	$25,052

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The income tax expense attributable to operations differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2024	2023	2022
Federal tax expense at statutory federal rate	$22,190	$18,883	$15,525
State income taxes, net of federal benefit	18,348	15,066	8,763
Change in the estimated applicable tax rate used to determine deferred taxes	29	1,788	(3,191)
Capital loss carryover	—	(2,728)	—
GAAP income of consolidated partnership attributable to non-controlling interests	—	455	473
Return to provision	(1,446)	366	(2,476)
Change in valuation allowance	1,432	2,728	—
Nondeductible officers’ compensation	5,899	5,238	5,156
Nondeductible disability insurance premiums expense	1,349	1,227	964
Other nondeductible expenses	631	558	379
Excess tax benefit related to shared based-payments awards	(265)	636	(678)
Other	(1,270)	76	137
Income tax expense	$46,897	$44,293	$25,052
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2024 and 2023 are as follows:

	June 30,
	2024	2023
Deferred tax asset:
Capital loss and tax credit carryforwards	$4,168	$2,728
Accrued employee benefits	14,426	20,760
Accrued expenses	32,412	27,186
Restricted stock units and stock options	6,064	4,717
Arena deferred rent adjustment	34,342	26,268
Deferred revenue accelerated for tax purposes	4,945	9,506
Other	3,361	462
Total deferred tax assets	99,718	91,627
Less valuation allowance	(4,160)	(2,728)
Net deferred tax assets	$95,558	$88,899

Deferred tax liabilities:
Intangible and other assets	$(102,961)	$(102,570)
Prepaid expenses	(9,522)	(10,353)
Total deferred tax liabilities	$(112,483)	$(112,923)

Net deferred tax liability	$(16,925)	$(24,024)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2024, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax assets related to capital loss carryforwards. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The Company does not have any uncertain tax positions as of June 30, 2024 and 2023.
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
The federal and state statute of limitations are currently open for tax returns for years starting with 2021.
During the year ended June 30, 2024, the Company made income tax payments, net of refunds, of $48,035.
Note 19. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in money market accounts and time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.
The following individual non-related parties accounted for the following percentages of the Company’s consolidated receivable balances recorded in Accounts receivable, net and Other assets in the accompanying consolidated balance sheets:

	June 30,
	2024	2023
Entity A	50%	52%
Entity B	16%	17%
Entity C	18%	4%
The following individual non-related parties accounted for the following percentages of the Company’s consolidated revenue balances:

	Years Ended June 30,
	2024	2023	2022
Entity A	13%	13%	14%
Revenues from MSG Networks amounted to $175,325, $172,340 and $163,037 for the years ended June 30, 2024, 2023 and 2022, which represented 17%, 19% and 20%, respectively, of the Company’s consolidated revenues (see Note 17).
As of June 30, 2024, approximately 110 full-time and part-time employees, which represent approximately 11.2% of the Company’s workforce, are subject to CBAs. There are no union employees subject to CBAs that expired as of June 30, 2024 and there are 37 union employees subject to CBAs that will expire by June 30, 2025.