Form 10-Q
period 2024-09-30
Madison Square Garden Sports Corp.
filed 2024-11-01
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 25, 2024:

Class A Common Stock par value $0.01 per share	—	19,464,513
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2024	June 30, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,252	$89,136
Restricted cash	5,832	5,771
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2024 and June 30, 2024	45,302	33,781
Net related party receivables	26,018	32,255
Prepaid expenses	84,260	30,956
Other current assets	22,116	25,043
Total current assets	235,780	216,942
Property and equipment, net of accumulated depreciation and amortization of $51,199 and $52,281 as of September 30, 2024 and June 30, 2024, respectively	28,282	28,541
Right-of-use lease assets	692,412	694,566
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	64,450	62,543
Other assets	22,206	13,533
Total assets	$1,373,297	$1,346,292

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	September 30, 2024	June 30, 2024
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$5,334	$9,900
Net related party payables	4,658	6,718
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	68,766	133,930
League-related accruals	98,215	120,876
Other accrued liabilities	11,064	21,613
Operating lease liabilities, current	49,799	50,267
Deferred revenue	306,839	148,678
Total current liabilities	574,675	521,982
Long-term debt	275,000	275,000
Operating lease liabilities, noncurrent	738,555	749,952
Defined benefit obligations	4,104	4,103
Other employee related costs	47,580	43,493
Deferred tax liabilities, net	9,792	16,925
Deferred revenue, noncurrent	1,120	1,147
Total liabilities	1,650,826	1,612,602
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,465 and 19,423 shares outstanding as of September 30, 2024 and June 30, 2024, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2024 and June 30, 2024	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2024 and June 30, 2024	—	—
Additional paid-in capital	8,353	19,079
Treasury stock, at cost, 983 and 1,025 shares as of September 30, 2024 and June 30, 2024, respectively	(162,504)	(169,547)
Accumulated deficit	(122,689)	(115,139)
Accumulated other comprehensive loss	(938)	(952)
Total equity	(277,529)	(266,310)
Total liabilities and equity	$1,373,297	$1,346,292

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2024	2023
Revenues (a)	$53,307	$43,046

Operating expenses:
Direct operating expenses (b)	8,211	3,520
Selling, general and administrative expenses (c)	52,587	53,556
Depreciation and amortization	782	794
Operating loss	(8,273)	(14,824)
Other income (expense):
Interest income	864	453
Interest expense	(6,055)	(6,929)
Miscellaneous expense, net	(1,126)	(12,665)
	(6,317)	(19,141)
Loss before income taxes	(14,590)	(33,965)
Income tax benefit	7,048	15,144
Net loss	$(7,542)	$(18,821)

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.31)	$(0.79)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.31)	$(0.79)
Weighted-average number of common shares outstanding:
Basic	24,049	23,971
Diluted	24,049	23,971
_________________
(a)Includes revenues from related parties of $8,904 and $8,817 for the three months ended September 30, 2024 and 2023, respectively.
(b)Includes net charges from related parties of $2,295 and $2,616 for the three months ended September 30, 2024 and 2023, respectively.
(c)Includes net charges from related parties of $11,862 and $12,125 for the three months ended September 30, 2024 and 2023, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2024	2023
Net loss	$(7,542)	$(18,821)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	20	9
Other comprehensive income, before income taxes	20	9
Income tax expense related to items of other comprehensive income	(6)	(3)
Other comprehensive income, net of income taxes	14	6
Comprehensive loss	$(7,528)	$(18,815)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,542)	$(18,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	782	794
Benefit from deferred income taxes	(7,140)	(15,170)
Share-based compensation expense	4,268	4,149
Unrealized loss on equity investments with readily determinable fair value, warrants, and forward contract	612	12,101
Other non-cash adjustments	1,673	571
Change in assets and liabilities:
Accounts receivable, net	(11,521)	5,330
Net related party receivables	6,237	(2,315)
Prepaid expenses and other assets	(59,309)	(54,275)
Investments	(2,046)	(1,481)
Accounts payable	(4,697)	(3,821)
Net related party payables	(2,064)	659
Accrued and other liabilities	(93,834)	(104,748)
Deferred revenue	158,134	132,328
Operating lease right-of-use assets and lease liabilities	(9,711)	(9,442)
Net cash used in operating activities	(26,158)	(54,141)
Cash flows from investing activities:
Capital expenditures	(359)	(391)
Purchases of investments	(804)	(1,338)
Net cash used in investing activities	(1,163)	(1,729)
Cash flows from financing activities:
Dividends paid	(440)	(537)
Taxes paid in lieu of shares issued for equity-based compensation	(9,062)	(6,633)
Proceeds from revolving credit facilities	—	75,000
Net cash (used in) provided by financing activities	(9,502)	67,830
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,823)	11,960
Cash, cash equivalents and restricted cash at beginning of period	94,907	40,459
Cash, cash equivalents and restricted cash at end of period	$58,084	$52,419

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$232	$402

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2024
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	$249	$19,079	$(169,547)	$(115,139)	$(952)	$(266,310)
Net loss	—	—	—	(7,542)	—	(7,542)
Other comprehensive income	—	—	—	—	14	14
Comprehensive loss	—	—	—	—	—	(7,528)
Share-based compensation	—	4,268	—	—	—	4,268
Tax withholding associated with shares issued for equity-based compensation	—	(7,951)	—	—	—	(7,951)
Common stock issued under stock incentive plans	—	(7,043)	7,043	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(8)	—	(8)
Balance as of September 30, 2024	$249	$8,353	$(162,504)	$(122,689)	$(938)	$(277,529)

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
Madison Square Garden Sports Corp. (together with its subsidiaries, collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional sports franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. These professional sports franchises are collectively referred to herein as the “sports teams” or the “teams.” The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
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
On April 17, 2020, the Company distributed all of the outstanding common stock of Sphere Entertainment Co. (“Sphere Entertainment”) to its stockholders (the “Sphere Distribution”).
On July 9, 2021, MSG Networks merged with a subsidiary of Sphere Entertainment and became a wholly-owned subsidiary of Sphere Entertainment. Accordingly, agreements between the Company and MSG Networks are now effectively agreements with Sphere Entertainment on a consolidated basis.
Unless the context otherwise requires, all references to Madison Square Garden Entertainment Corp. (“MSG Entertainment”), Sphere Entertainment and MSG Networks refer to such entity, together with its direct and indirect subsidiaries.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“fiscal year 2024”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full fiscal year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the sports teams’ games are played.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, other current assets, goodwill, intangible assets, other long-lived assets, fair value of investments, deferred tax valuation allowance, tax accruals, and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow and excluding playoffs), luxury tax expense, income tax expense (benefit), performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the Financial Statements to be reasonable.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions of Accounting Standards Codification (“ASC”) 842, Leases that apply to arrangements between related parties under common control. The Company adopted this standard as of the beginning of the fiscal year ending June 30, 2025 (“fiscal year 2025”) and the adoption did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for fiscal year 2025 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its segment disclosures.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three months ended September 30, 2024 and 2023, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Event-related (a)	$6,085	$5,821
Media rights (b)	7,353	7,219
Sponsorship, signage and suite licenses	5,188	5,314
League distributions and other	34,681	24,692
Total revenues from contracts with customers	$53,307	$43,046
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2024 and June 30, 2024:

	September 30,	June 30,
	2024	2024
Receivables from contracts with customers, net (a)	$45,210	$19,930
Contract assets, current (b)	9,333	14,054
Deferred revenue, including non-current portion (c), (d)	307,959	149,825
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2024 and June 30, 2024, the Company’s receivables reported above included $235 and $0, respectively, related to contracts with customers that are related parties. See Note 16 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA related to luxury tax payments.
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
(c)Deferred revenue, including non-current portion, primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The Company’s deferred revenue related to local media rights was $34,241 and $0 as of September 30, 2024 and June 30, 2024, respectively. See Note 16 for further details on these related party arrangements.
(d)Revenue recognized for the three months ended September 30, 2024 relating to the deferred revenue balance as of June 30, 2024 was $16,713.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2025 (remainder)	$161,652
Fiscal year ending June 30, 2026	110,059
Fiscal year ending June 30, 2027	70,484
Fiscal year ending June 30, 2028	39,724
Fiscal year ending June 30, 2029	29,480
Thereafter	19,616
$431,015

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of loss allocated to common shares and a reconciliation of weighted-average shares used in the calculations of basic and diluted loss per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted loss per common share, as they were anti-dilutive.

	Three Months Ended
	September 30,
	2024	2023
Net loss allocable to common shares, basic and diluted (numerator):
Net loss	$(7,542)	$(18,821)
Less: Dividends to other-than-common stockholders (a)	8	6
Net earnings allocable to common shares, basic and diluted (numerator):	$(7,550)	$(18,827)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,049	23,971
Dilutive effect of shares issuable under share-based compensation plans	—	—
Weighted-average shares for diluted EPS	24,049	23,971
Weighted-average shares excluded from diluted EPS	92	94

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.31)	$(0.79)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.31)	$(0.79)
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s sports teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $833 for the three months ended September 30, 2024. There were no Team personnel transactions for the three months ended September 30, 2023.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2024	June 30, 2024	September 30, 2023
Captions on the consolidated balance sheets:
Cash and cash equivalents	$52,252	$89,136	$51,208
Restricted cash (a)	5,832	5,771	1,211
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$58,084	$94,907	$52,419
_________________
(a)Restricted cash as of September 30, 2024, June 30, 2024 and September 30, 2023 included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information).

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”) and a lease agreement for an aircraft. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements (as defined below) as leases under the ASC Topic 842, Leases. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information regarding the Company’s accounting policies associated with its leases.
As of September 30, 2024, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 1 month to 31 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2024 and June 30, 2024:

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2024	June 30, 2024
Right-of-use assets:
Operating leases	Right-of-use lease assets	$692,412	$694,566
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$49,799	$50,267
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	738,555	749,952
Total lease liabilities		$788,354	$800,219
_________________
(a)As of September 30, 2024, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,220 and $705,233, respectively, that are payable to MSG Entertainment. As of June 30, 2024, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,689 and $715,507, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended September 30,
		2024	2023
Operating lease cost	Direct operating expenses	$1,311	$1,311
Operating lease cost	Selling, general and administrative expenses	2,471	2,320
Total lease cost		$3,782	$3,631
Supplemental Information
For the three months ended September 30, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $13,493 and $13,072, respectively.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheet as of September 30, 2024 was 29.6 years. The weighted average discount rate was 7.1% as of September 30, 2024 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Maturities of operating lease liabilities as of September 30, 2024 were as follows:

Fiscal year ending June 30, 2025 (remainder)	$38,387
Fiscal year ending June 30, 2026	52,155
Fiscal year ending June 30, 2027	53,516
Fiscal year ending June 30, 2028	54,919
Fiscal year ending June 30, 2029	56,363
Thereafter	1,985,246
Total lease payments	2,240,586
Less imputed interest	(1,452,232)
Total lease liabilities	$788,354
Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2025, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of September 30, 2024 and June 30, 2024 was $226,523.
The Company’s indefinite-lived intangible assets as of September 30, 2024 and June 30, 2024 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2025, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
Note 9. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following:

	September 30, 2024	June 30, 2024
Equity method investments:
NRG	$7,306	$7,536
Other equity method investments	4,846	5,038
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	16,847	17,380
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	21,939	18,837
Equity investments without readily determinable fair values (a)	7,561	6,757
Derivative instruments:
Xtract One warrants	5,951	6,995
Total investments	$64,450	$62,543
_________________
(a)For the three months ended September 30, 2024 and 2023, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Equity Method Investments
NRG
In April 2023, the Company sold its controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization, to Hard Carry Gaming, Inc. (“NRG”), a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company received preferred shares representing approximately 25% of the capital stock of NRG. The Company deconsolidated the CLG business and recorded the investment in NRG at fair value as an equity method investment in the fourth quarter of fiscal year 2023. During the three months ended September 30, 2024 and 2023, the Company recognized its net share of losses of $230 and $415, respectively, in Miscellaneous expense, net within the Company’s consolidated statements of operations. As of September 30, 2024 and June 30, 2024, the Company’s ownership in NRG was approximately 25%.
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
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	September 30, 2024		June 30, 2024
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$7,221	$16,847	$7,721	$17,380
Other equity investments with readily determinable fair values	18,647	21,939	16,510	18,837
	$25,868	$38,786	$24,231	$36,217
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous expense, net within the Company’s consolidated statements of operations, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Unrealized loss - Xtract One common stock	$(533)	$(6,553)
Unrealized gain (loss) - other equity investments with readily determinable fair values	965	(130)
Realized gain - other equity investments with readily determinable fair values	—	26
	$432	$(6,657)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	September 30, 2024	June 30, 2024
Assets:
Money market accounts	I	$22,523	$37,594
Time deposits	I	27,066	49,510
Equity investments	I	38,786	36,217
Warrants	III	5,951	6,995
Total assets measured at fair value		$94,326	$130,316
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 9 for further details regarding equity investments.
Level III Inputs
The Company’s level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous expense, net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Expected term	1.68 years	1.80 years
Expected volatility	60.51%	64.15%
Risk-free interest rate	3.77%	4.73%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Three Months Ended September 30,
	2024	2023
Balance at beginning of period	$6,995	$13,098
Unrealized losses on warrants	(1,044)	(5,418)
Balance at end of period	$5,951	$7,680

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2024		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$275,000	$275,000	$275,000	$275,000
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
Note 11. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 7 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2024 other than activities in the ordinary course of business.
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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy or insolvency event (as set forth in the Knicks Credit Agreement) with respect to the obligor (including MSG Networks) under any local media rights agreement. Borrowings under the Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

outstanding balance under the Knicks Revolving Credit Facility was $275,000 as of September 30, 2024, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of September 30, 2024 was 6.22%. During the three months ended September 30, 2024 the Company made interest payments of $4,793 in respect of the Knicks Revolving Credit Facility.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2024, Knicks LLC was in compliance with this financial covenant.
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
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy or insolvency event (as set forth in the Rangers Credit Agreement) with respect to the obligor (including MSG Networks) under any local media rights agreement. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings under the Rangers Revolving Credit Facility as of September 30, 2024 and accordingly the Company did not make any interest payments during the three months ended September 30, 2024 in respect of the Rangers Revolving Credit Facility.
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

MADISON SQUARE GARDEN SPORTS CORP.
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
The Rangers Credit Agreement includes an event of default that is implicated by a bankruptcy or insolvency event with respect to a material media rights counterparty, including MSG Networks.
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2024, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the Rangers NHL Advance Agreement was $30,000 as of September 30, 2024 and was recorded as Debt in the accompanying consolidated balance sheet. During the three months ended September 30, 2024 the Company made interest payments of $225.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	September 30, 2024	June 30, 2024
Other current assets	$1,145	$1,145
Other assets	1,379	1,665

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
The following table presents components of net periodic benefit cost for the Pension Plans included in the accompanying consolidated statements of operations for the three months ended September 30, 2024 and 2023. Components of net periodic benefit cost are reported in Miscellaneous expense, net:

	Three Months Ended
	September 30,
	2024	2023
Interest cost	$63	$68
Recognized actuarial loss	20	9
Net periodic benefit cost	$83	$77
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
Expense related to the 401(k) Plan and Excess Savings Plan for the three months ended September 30, 2024 and 2023 was $1,283 and $1,294, respectively.
Executive Deferred Compensation Plan
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”).
The Company recorded compensation expense/(compensation cost credits) of $965 and $(104) for the three months ended September 30, 2024 and 2023, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains/(losses) of $965 and $(104) for the three months ended September 30, 2024 and 2023, respectively, within Miscellaneous expense, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	September 30, 2024	June 30, 2024
Non-current assets (included in investments)	$21,939	$18,837
Current liabilities (included in accrued employee related costs)	(1,318)	(1,233)
Non-current liabilities (included in other employee related costs)	(20,621)	(17,604)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 14. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense is recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $4,268 and $4,149 for the three months ended September 30, 2024 and 2023, respectively. There were no costs related to share-based compensation that were capitalized for the three months ended September 30, 2024 and 2023.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by current and former employees of the Company and non-employee directors, for the three months ended September 30, 2024:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2024	105	153	$170.61
Granted	43	46	$205.31
Vested	(44)	(59)	$164.24
Forfeited / Cancelled	(1)	(2)	$170.43
Unvested award balance, September 30, 2024	103	138	$186.26
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the three months ended September 30, 2024 was $21,227. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s current and former employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 39 of these RSUs, with an aggregate value of $7,951, inclusive of $24 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2024.
The fair value of RSUs that vested during the three months ended September 30, 2023 was $16,637. The weighted-average fair value per share at grant date of RSUs granted during the three months ended September 30, 2023 was $178.45.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the three months ended September 30, 2024:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2024	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of September 30, 2024	94	$138.78	3.21	$6,519
Exercisable as of September 30, 2024	94	$138.78	3.21	$6,519

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
During the three months ended September 30, 2024 and 2023, the Company did not repurchase any shares under its share repurchase program. As of September 30, 2024, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 16. Related Party Transactions
As of September 30, 2024, certain members of the Dolan family, including certain trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 3.0% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represented approximately 70.9% of the aggregate voting power of the Company’s outstanding common stock as of September 30, 2024. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of September 30, 2024:
•Arena license agreements, entered into in April 2020 (the “Arena License Agreements”), pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term in exchange for arena license fees, (ii) shares revenues collected for suite and club licenses, (iii) operates and manages the sale of the sports teams’ merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from sales and catering services during Knicks and Rangers home games, (v) shares revenues collected for the sale of venue indoor signage space and sponsorship rights at The Garden that are not specific to our sports teams, (vi) provides day of game services, and (vii) provides other general services within The Garden;
•Sponsorship sales and service representation agreements pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition, under these agreements, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets;
•Team sponsorship allocation agreement with MSG Entertainment, pursuant to which the sports teams receive an allocation of sponsorship and signage revenues associated with sponsorship agreements that include the assets of both the Company and MSG Entertainment;
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
•Group ticket sales representation agreement, pursuant to which MSG Entertainment appointed the Company as its sales and service representative to sell group ticket packages related to MSG Entertainment events in exchange for a commission and reimbursement for sales and service staff and overhead associated with ticket sales on behalf of MSG Entertainment;
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of September 30, 2024:
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
Prior to April 1, 2024, the Company was also party to arrangements with MSG Entertainment and Sphere Entertainment pursuant to which the Company provided certain sponsorship services to MSG Entertainment and Sphere Entertainment in exchange for services fees.
The Company is also party to time-sharing and dry lease arrangements with MSG Entertainment in connection with aircraft leased by the Company and MSG Entertainment, as well as arrangements with MSG Entertainment and Sphere Entertainment pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of such aircraft.
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Entertainment and Sphere Entertainment, (ii) the Company’s Vice Chairman with MSG Entertainment, Sphere Entertainment, and AMC Networks, and (iii) the Company’s Executive Vice President with Sphere Entertainment and AMC Networks. Additionally, the Company, MSG Entertainment, Sphere Entertainment, and AMC Networks allocate the costs of certain personal aircraft and helicopter usage by their shared executives.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Revenues (a)	$8,904	$8,817
Operating expenses:
Expense pursuant to the Services Agreement	$8,477	$9,887
Rent expense pursuant to Sublease Agreement	894	750
Costs associated with the Sponsorship sales and service representation agreements	2,612	2,601
Operating lease expense associated with the Arena License Agreements	1,311	1,311
Other costs associated with the Arena License Agreements	1,013	804
Other operating credits, net	(150)	(612)
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
Income tax benefit for the three months ended September 30, 2024 of $7,048 reflects an effective tax rate of 48%.
Income tax benefit for the three months ended September 30, 2023 of $15,144 reflects an effective tax rate of 45%.
During the three months ended September 30, 2024, the Company made income tax payments, net of refunds, of $10,280.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”), including increased expenses as a result of higher team personnel compensation and corresponding NBA luxury tax. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•developments affecting the regional sports network industry, including the effects of such developments on MSG Networks Inc.’s (“MSG Networks”) solvency and ability to perform its obligations under its local media rights agreements with us;
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
•a pandemic or public health emergency and our ability to effectively manage the impacts, including labor market disruptions;
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
•the tax-free treatment of the distribution of all of the outstanding common stock of Sphere Entertainment Co. (“Sphere Entertainment”) to its stockholders, which was completed on April 17, 2020; and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and in this Quarterly Report on Form 10-Q.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports,” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and (iii) certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recent Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, if any, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2025. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the three months ended September 30, 2024 versus the three months ended September 30, 2023
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended
	September 30,		Change
	2024	2023	$	%
Revenues	$53,307	$43,046	$10,261	24%
Direct operating expenses	8,211	3,520	4,691	NM
Selling, general and administrative expenses	52,587	53,556	(969)	2%
Depreciation and amortization	782	794	(12)	2%
Operating loss	(8,273)	(14,824)	6,551	44%
Other income (expense):
Interest income	864	453	411	91%
Interest expense	(6,055)	(6,929)	874	13%
Miscellaneous expense, net	(1,126)	(12,665)	11,539	91%
Loss before income taxes	(14,590)	(33,965)	19,375	57%
Income tax benefit	7,048	15,144	(8,096)	(53)%
Net loss	$(7,542)	$(18,821)	$11,279	60%
______________
NM - Percentage is not meaningful
Revenues
Revenues increased $10,261, or 24%, to $53,307 for the three months ended September 30, 2024 as compared to the prior year period. The net increase was attributable to the following:

Increase in revenues from league distributions	$9,727
Other net increases	534
$10,261
The increase in revenues from league distributions for the three months ended September 30, 2024 was primarily due to an increase in certain league distributions unrelated to national media rights fees.
Direct operating expenses
Direct operating expenses increased $4,691 to $8,211 for the three months ended September 30, 2024 as compared to the prior year period. The net increase was attributable to the following:

Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$4,126
Increase in net provisions for certain team personnel transactions	833
Other net decreases	(268)
$4,691
The increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three months ended September 30, 2024 was due to the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow).
Net provisions for certain team personnel transactions for the three months ended September 30, 2024 reflect provisions recorded for waiver/contract terminations of $833.
Direct operating expenses for fiscal year 2025 are expected to reflect higher team personnel compensation and corresponding NBA luxury tax due to the Knicks 2024-25 season roster. Based on the current roster, the Knicks would be a significant luxury tax payer for the 2024-25 season.

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
Selling, general and administrative expenses for the three months ended September 30, 2024 decreased $969, or 2%, to $52,587 as compared to the prior year period driven by (i) lower sales and marketing costs of $744, (ii) lower employee compensation and related benefits of $617, and (iii) lower other general and administrative expenses, partially offset by higher professional fees of $1,181.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2024 decreased $12, or 2%, to $782 as compared to the prior year period.
Operating loss
Operating loss for the three months ended September 30, 2024 decreased $6,551, or 44%, to $8,273 as compared to the prior year period primarily due to higher revenues and, to a lesser extent, lower selling, general and administrative expenses, partially offset by higher direct operating expenses.
Interest income
Interest income for the three months ended September 30, 2024 increased $411, or 91%, to $864 as compared to the prior year period primarily due to higher average cash balances in the current year period.
Interest expense
Interest expense for the three months ended September 30, 2024 decreased $874, or 13%, to $6,055 as compared to the prior year period primarily due to lower average borrowings under the Rangers Revolving Credit Facility in the current year period, partially offset by higher average borrowings under the Knicks Revolving Credit Facility in the current year period.
Miscellaneous expense, net
Miscellaneous expense, net for the three months ended September 30, 2024 decreased $11,539, or 91%, to $1,126 as compared to the prior year period primarily due to lower unrealized losses in the current year period related to the Company’s investments in Xtract One common stock and warrants.
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
The following are the reconciliations of operating loss to adjusted operating loss for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,		Change
	2024	2023	$	%
Operating loss	$(8,273)	$(14,824)	$6,551	44%
Depreciation and amortization	782	794
Share-based compensation	4,268	4,149
Remeasurement of deferred compensation plan liabilities	965	(104)
Adjusted operating loss (a)	$(2,258)	$(9,985)	$7,727	77%
_________________
(a)Adjusted operating loss includes operating lease costs which is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Pursuant to GAAP, recognition of operating lease costs is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. Adjusted operating loss includes operating lease costs of (i) $854 and $829 of expense paid in cash for the three months ended September 30, 2024 and 2023, respectively, and (ii) a non-cash expense of $457 and $482, for the three months ended September 30, 2024 and 2023, respectively.
For the three months ended September 30, 2024, adjusted operating loss decreased $7,727, or 77%, to $2,258 as compared to the prior year period. The decrease in adjusted operating loss was primarily due to higher revenues and, to a lesser extent, lower selling, general and administrative expenses, partially offset by higher direct operating expenses.
Adjusted operating income (loss) for fiscal year 2025 is expected to reflect higher team personnel compensation and corresponding NBA luxury tax due to Knicks 2024-25 season roster.

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
As of September 30, 2024, we had $52,252 in Cash and cash equivalents. In addition, as of September 30, 2024, the Company’s deferred revenue obligations were $272,957, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets, suites, and local media rights.
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
We believe we have sufficient liquidity, including approximately $52,252 in Cash and cash equivalents as of September 30, 2024, along with $250,000 of additional available borrowing capacity under existing credit facilities, to fund our operations and satisfy any obligations for the foreseeable future. If MSG Networks were to experience a bankruptcy or insolvency event (as set forth in each of the credit facilities), we would be prevented, absent a cure or waiver, from making borrowings under our revolving credit facilities. The Rangers Credit Agreement also includes an event of default that is implicated by a bankruptcy or insolvency event with respect to a material media rights counterparty, including MSG Networks. There were no borrowings under the Rangers Revolving Credit Facility as of September 30, 2024.
Financing Agreements and Stock Repurchases
See Note 12 and Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2024 other than activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Net loss	$(7,542)	$(18,821)
Adjustments to reconcile net loss to net cash used in operating activities:	195	2,445
Changes in working capital assets and liabilities	(18,811)	(37,765)
Net cash used in operating activities	(26,158)	(54,141)
Net cash used in investing activities	(1,163)	(1,729)
Net cash (used in) provided by financing activities	(9,502)	67,830
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,823)	$11,960
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2024 decreased by $27,983 to $26,158 as compared to the prior year period. The decrease was primarily due to changes in working capital assets and liabilities and the decrease in net loss adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) a higher increase in deferred revenue of $25,806 primarily due to higher collections of ticket, suites, and sponsorship sales in advance of recognition, (ii) a lower decrease in accrued and other liabilities of $10,914 primarily due to lower payments related to employee compensation in the current year period, and (iii) a lower decrease in net related party receivables of $8,552 primarily due to primarily due to the timing of collections related to the Company’s arena license agreements. These changes were partially offset by (i) an increase in accounts receivable, net of $16,851 primarily due to higher receivables related to league distributions in the current year period and (ii) a higher increase in prepaid expenses and other assets of $5,034 primarily due to higher prepayments related to team personnel compensation in the current year period.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2024 decreased by $566 to $1,163 as compared to the prior year period primarily due to lower purchases of investments in the current year period.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2024 was $9,502 as compared to net cash provided by financing activities for the three months ended September 30, 2023 of $67,830. This was primarily due to additional borrowings under the Company’s credit facilities in the prior year period.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the sports teams’ games are played.
Recent Accounting Pronouncements and Critical Accounting Policies
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recent accounting pronouncements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2025. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Goodwill
The carrying amount of goodwill as of September 30, 2024 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

The Company elected to perform the qualitative assessment of impairment for the Company’s reporting unit for the fiscal year 2025 impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•market capitalization;
•cost factors;
•overall financial performance of the reporting unit;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2025, and there was no impairment of goodwill. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2024:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2025, and there were no impairments identified. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amount.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our interest rate risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Potential interest rate risk exposure:
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facilities.
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of September 30, 2024, we had a total of $275 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of September 30, 2024 and continuing for a full year would increase interest expense by approximately $2.8 million. See Note 12 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Credit Agreement, Rangers Credit Agreement, and Rangers NHL Advance Agreement.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
The risk factor set forth below should be read carefully in conjunction with the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which could materially impact our business, financial condition and results of operations.
Local Media Rights Are a Significant Revenue Stream for Our Business and Decreases in Local Media Rights Revenue Could Have a Material Negative Effect on our Business and Results of Operations.
Solvency and business disruptions impacting our broadcasting partner, MSG Networks, including the work-out or bankruptcy of MSG Networks (as discussed below) and actions by the NBA or NHL or their national broadcast partners, could adversely affect the revenue that can be derived from these media rights.
In October 2015, the Knicks and the Rangers entered into 20-year local media rights agreements with MSG Networks, a regional sports network and wholly-owned subsidiary of Sphere Entertainment. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming.
In recent years, certain regional sports networks have experienced financial difficulties. For example, in March 2023, Diamond Sports Group, an unconsolidated subsidiary of Sinclair Broadcasting Group Inc., which licenses and distributes sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code. As a result, the majority of Diamond Sports Group’s media rights agreements have either been rejected in connection with the bankruptcy proceedings or have expired without renewal. For example, during its bankruptcy, Diamond Sports Group ended its media rights agreements with a number of NHL and NBA and MLB teams, including the Phoenix Suns of the NBA and the Dallas Stars of the NHL, and proposed the rejection of nearly all of its media rights agreements with the MLB teams in its portfolio.
MSG Networks was not able to refinance its credit facilities prior to the maturity thereof in October 2024 and entered into a forbearance agreement with its lenders that terminates on November 8, 2024. MSG Networks has indicated that it is pursuing a work-out of its indebtedness and, if the work-out is not successful, may seek bankruptcy protection prior to the lenders exercising their rights under its credit facilities. As part of a work-out or bankruptcy proceeding, MSG Networks may attempt to renegotiate its media rights agreements prior to expiration, including to reduce the fees thereunder, or in the absence of renegotiation, may seek to discharge those agreements. Media rights revenues for the Knicks and Rangers totaled $175.3 million in fiscal year 2024 and stated rights fees for fiscal year 2025 total up to approximately $186.7 million (which amounts are subject to reduction if games broadcast by the leagues’ national broadcast partners exceed certain numbers of games). If MSG Networks were to discharge its media rights agreements with us as part of a bankruptcy proceeding, we would lose a significant recurring revenue stream with stated rights fees that increase annually, and would also lose the exposure provided by the MSG Networks broadcasting related to the Knicks and the Rangers, any of which could have a material negative effect on our business and results of operations. Although we would pursue alternative sources of distribution for home and away games of the Knicks and the Rangers, as well as other team-related programming, there can be no assurances as to the timing or success of such alternative sources of distribution, all of which would be subject to the approval of the applicable league. In addition, financial difficulties by MSG Networks may have negative implications under our credit facilities. For example, the Rangers Credit Agreement (as defined herein), which had no borrowings outstanding as of September 30, 2024, includes an event of default that is implicated by a bankruptcy or insolvency event (as set forth in the Rangers Credit Agreement) with respect to a material media rights counterparty, including MSG Networks. See “— Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2024, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has funded and expects to continue to fund stock repurchases, if any, through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended September 30, 2024, the Company did not make any share repurchases under its share repurchase program.

Item 6. Exhibits
(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of June 17, 2024, between Madison Square Garden Sports Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 20, 2024).†

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of November 2024.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer