Form 10-Q
period 2024-12-31
Madison Square Garden Sports Corp.
filed 2025-02-04
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2025:

Class A Common Stock par value $0.01 per share	—	19,480,345
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2024	June 30, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$107,823	$89,136
Restricted cash	8,030	5,771
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2024 and June 30, 2024	79,395	33,781
Net related party receivables	19,994	32,255
Prepaid expenses	61,462	30,956
Other current assets	20,423	25,043
Total current assets	297,127	216,942
Property and equipment, net of accumulated depreciation and amortization of $51,990 and $52,281 as of December 31, 2024 and June 30, 2024, respectively	27,890	28,541
Right-of-use lease assets	685,692	694,566
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	58,734	62,543
Other assets	12,838	13,533
Total assets	$1,412,448	$1,346,292

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	December 31, 2024	June 30, 2024
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$6,396	$9,900
Net related party payables	7,468	6,718
Debt	30,000	30,000
Accrued liabilities:
Employee related costs	87,371	133,930
League-related accruals	143,484	120,876
Other accrued liabilities	10,630	21,613
Operating lease liabilities, current	49,854	50,267
Deferred revenue	267,783	148,678
Total current liabilities	602,986	521,982
Long-term debt	275,000	275,000
Operating lease liabilities, noncurrent	747,553	749,952
Defined benefit obligations	4,104	4,103
Other employee related costs	48,209	43,493
Deferred tax liabilities, net	6,813	16,925
Deferred revenue, noncurrent	919	1,147
Total liabilities	1,685,584	1,612,602
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,476 and 19,423 shares outstanding as of December 31, 2024 and June 30, 2024, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2024 and June 30, 2024	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2024 and June 30, 2024	—	—
Additional paid-in capital	9,776	19,079
Treasury stock, at cost, 972 and 1,025 shares as of December 31, 2024 and June 30, 2024, respectively	(160,647)	(169,547)
Accumulated deficit	(121,589)	(115,139)
Accumulated other comprehensive loss	(925)	(952)
Total equity	(273,136)	(266,310)
Total liabilities and equity	$1,412,448	$1,346,292

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenues (a)	$357,759	$326,898	$411,066	$369,944

Operating expenses:
Direct operating expenses (b)	275,753	232,225	283,964	235,745
Selling, general and administrative expenses (c)	67,900	65,066	120,487	118,622
Depreciation and amortization	791	790	1,573	1,584
Operating income	13,315	28,817	5,042	13,993
Other income (expense):
Interest income	690	619	1,554	1,072
Interest expense	(5,587)	(7,419)	(11,642)	(14,348)
Miscellaneous (expense) income, net	(6,609)	2,991	(7,735)	(9,674)
	(11,506)	(3,809)	(17,823)	(22,950)
Income (loss) before income taxes	1,809	25,008	(12,781)	(8,957)
Income tax (expense) benefit	(698)	(10,784)	6,350	4,360
Net income (loss)	$1,111	$14,224	$(6,431)	$(4,597)

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.05	$0.59	$(0.27)	$(0.19)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.05	$0.59	$(0.27)	$(0.19)
Weighted-average number of common shares outstanding:
Basic	24,100	24,017	24,074	23,994
Diluted	24,167	24,065	24,074	23,994
_________________
(a)Includes revenues from related parties of $80,217 and $77,658 for the three months ended December 31, 2024 and 2023, respectively, and $89,121 and $86,475 for the six months ended December 31, 2024 and 2023, respectively.
(b)Includes net charges from related parties of $38,757 and $35,683 for the three months ended December 31, 2024 and 2023, respectively, and $41,052 and $38,299 for the six months ended December 31, 2024 and 2023, respectively.
(c)Includes net charges from related parties of $19,693 and $16,630 for the three months ended December 31, 2024 and 2023, respectively, and $31,555 and $28,755 for the six months ended December 31, 2024 and 2023, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income (loss)	$1,111	$14,224	$(6,431)	$(4,597)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	20	9	40	18
Other comprehensive income, before income taxes	20	9	40	18
Income tax expense related to items of other comprehensive income	(7)	(3)	(13)	(6)
Other comprehensive income, net of income taxes	13	6	27	12
Comprehensive income (loss)	$1,124	$14,230	$(6,404)	$(4,585)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,431)	$(4,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,573	1,584
Benefit from deferred income taxes	(10,125)	(4,495)
Share-based compensation expense	10,259	10,719
Unrealized loss on equity investments with readily determinable fair value and warrants	5,831	8,397
Other non-cash adjustments	3,497	2,120
Change in assets and liabilities:
Accounts receivable, net	(45,614)	(32,529)
Net related party receivables	12,261	(1,365)
Prepaid expenses and other assets	(25,904)	(32,117)
Investments	(2,321)	(1,700)
Accounts payable	(3,499)	(4,132)
Net related party payables	747	(62)
Accrued and other liabilities	(29,592)	(55,612)
Deferred revenue	118,877	89,314
Operating lease right-of-use assets and lease liabilities	6,062	4,218
Net cash provided by (used in) operating activities	35,621	(20,257)
Cash flows from investing activities:
Capital expenditures	(892)	(990)
Purchases of investments	(1,410)	(4,248)
Net cash used in investing activities	(2,302)	(5,238)
Cash flows from financing activities:
Dividends paid	(600)	(648)
Taxes paid in lieu of shares issued for equity-based compensation	(11,773)	(8,084)
Proceeds from revolving credit facilities	—	75,000
Repayment of revolving credit facilities	—	(40,000)
Net cash (used in) provided by financing activities	(12,373)	26,268
Net increase in cash, cash equivalents and restricted cash	20,946	773
Cash, cash equivalents and restricted cash at beginning of period	94,907	40,459
Cash, cash equivalents and restricted cash at end of period	$115,853	$41,232

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$40	$45

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended December 31, 2024
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of September 30, 2024	$249	$8,353	$(162,504)	$(122,689)	$(938)	$(277,529)
Net income	—	—	—	1,111	—	1,111
Other comprehensive income	—	—	—	—	13	13
Comprehensive income	—	—	—	—	—	1,124
Share-based compensation	—	5,991	—	—	—	5,991
Tax withholding associated with shares issued for equity-based compensation	—	(2,711)	—	—	—	(2,711)
Common stock issued under stock incentive plans	—	(1,857)	1,857	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(11)	—	(11)
Balance as of December 31, 2024	$249	$9,776	$(160,647)	$(121,589)	$(925)	$(273,136)

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

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2024
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	$249	$19,079	$(169,547)	$(115,139)	$(952)	$(266,310)
Net loss	—	—	—	(6,431)	—	(6,431)
Other comprehensive income	—	—	—	—	27	27
Comprehensive loss	—	—	—	—	—	(6,404)
Share-based compensation	—	10,259	—	—	—	10,259
Tax withholding associated with shares issued for equity-based compensation	—	(10,662)	—	—	—	(10,662)
Common stock issued under stock incentive plans	—	(8,900)	8,900	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(19)	—	(19)
Balance as of December 31, 2024	$249	$9,776	$(160,647)	$(121,589)	$(925)	$(273,136)

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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“fiscal year 2024”). The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full fiscal year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the sports teams’ games are played.

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information about specific expense categories in the notes to the financial statements. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2028 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its disclosures.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and six months ended December 31, 2024, the Company recorded impairment losses of $109 on receivables or contract assets arising from contracts with customers. For the three and six months ended December 31, 2023, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Event-related (a)	$139,370	$122,449	$145,455	$128,270
Media rights (b)	126,902	122,547	134,255	129,766
Sponsorship, signage and suite licenses	79,413	69,316	84,601	74,630
League distributions and other	12,074	12,586	46,755	37,278
Total revenues from contracts with customers	$357,759	$326,898	$411,066	$369,944
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2024 and June 30, 2024:

	December 31,	June 30,
	2024	2024
Receivables from contracts with customers, net (a)	$76,059	$19,930
Contract assets, current (b)	10,595	14,054
Deferred revenue, including non-current portion (c), (d)	268,702	149,825
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2024 and June 30, 2024, the Company’s receivables reported above included $2,666 and $0, respectively, related to contracts with customers that are related parties. See Note 16 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments.
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
(c)Deferred revenue, including non-current portion, primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The Company’s deferred revenue related to local media rights was $8,492 and $0 as of December 31, 2024 and June 30, 2024, respectively. See Note 16 for further details on these related party arrangements.
(d)Revenue recognized for the six months ended December 31, 2024 relating to the deferred revenue balance as of June 30, 2024 was $74,514.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2025 (remainder)	$121,591
Fiscal year ending June 30, 2026	143,225
Fiscal year ending June 30, 2027	89,430
Fiscal year ending June 30, 2028	53,116
Fiscal year ending June 30, 2029	41,684
Thereafter	31,654
$480,700

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net earnings (loss) allocable to common shares, basic and diluted (numerator):
Net income (loss)	$1,111	$14,224	$(6,431)	$(4,597)
Less: Dividends to other-than-common stockholders (a)	11	(1)	19	5
Net earnings (loss) allocable to common shares, basic and diluted (numerator):	$1,100	$14,225	$(6,450)	$(4,602)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,100	24,017	24,074	23,994
Dilutive effect of shares issuable under share-based compensation plans	67	48	—	—
Weighted-average shares for diluted EPS	24,167	24,065	24,074	23,994
Weighted-average shares excluded from diluted EPS	—	—	79	71

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.05	$0.59	$(0.27)	$(0.19)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.05	$0.59	$(0.27)	$(0.19)
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s sports teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $7,586 and $8,419 for the three and six months ended December 31, 2024, respectively. There were no Team personnel transactions for the three and six months ended December 31, 2023.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2024	June 30, 2024	December 31, 2023
Captions on the consolidated balance sheets:
Cash and cash equivalents	$107,823	$89,136	$37,880
Restricted cash (a)	8,030	5,771	3,352
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$115,853	$94,907	$41,232
_________________
(a)Restricted cash as of December 31, 2024, June 30, 2024 and December 31, 2023 included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information).
Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (the “Sublease Agreement”), and a lease agreement for an aircraft. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements (as defined below) as leases under the ASC Topic 842, Leases. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information regarding the Company’s accounting policies associated with its leases.
During the second quarter of fiscal 2025, the Company amended and restated the Sublease Agreement to enter into a short term lease for new principal executive offices through December 31, 2024. The Company has recorded the short term operating lease costs for this amendment within Selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2024.
In November 2021, Sphere Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York, which was assigned to MSG Entertainment in connection with the MSGE Distribution (the “New MSGE Lease Agreement”). In January 2025, the Company entered into a new sublease agreement with MSG Entertainment for new principal executive offices at Two Pennsylvania Plaza in New York with a lease term equivalent to the New MSGE Lease Agreement term, which ends January 31, 2046 (the “New Sublease Agreement”) and fixed lease payment obligations of $167,444 over the lease term. The Company will record a lease right-of-use asset and liability based on the present value of minimum lease fixed payments over the lease term utilizing the Company’s incremental borrowing rate in the third quarter of fiscal 2025. In addition, in connection with the New MSGE Lease Agreement, the Company entered into a commitment whereby if the New MSGE Lease Agreement were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices in Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046.
As of December 31, 2024, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 7 to 31 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of December 31, 2024 and June 30, 2024:

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2024	June 30, 2024
Right-of-use assets:
Operating leases	Right-of-use lease assets	$685,692	$694,566
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$49,854	$50,267
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	747,553	749,952
Total lease liabilities		$797,407	$800,219
_________________
(a)As of December 31, 2024, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,276 and $715,368, respectively, that are payable to MSG Entertainment. As of June 30, 2024, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,689 and $715,507, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three and six months ended December 31, 2024 and 2023:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
		2024	2023	2024	2023
Operating lease cost	Direct operating expenses	$26,781	$24,362	$28,092	$25,673
Operating lease cost	Selling, general and administrative expenses	1,962	2,320	4,433	4,640
Short term lease costs	Selling, general and administrative expenses	3,971	—	3,971	—
Total lease cost		$32,714	$26,682	$36,496	$30,313
Supplemental Information
For the six months ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $26,463 and $26,095, respectively.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheet as of December 31, 2024 was 29.4 years. The weighted average discount rate was 7.11% as of December 31, 2024 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of December 31, 2024 were as follows:

Fiscal year ending June 30, 2025 (remainder)	$25,417
Fiscal year ending June 30, 2026	52,155
Fiscal year ending June 30, 2027	53,516
Fiscal year ending June 30, 2028	54,919
Fiscal year ending June 30, 2029	56,363
Thereafter	1,985,246
Total lease payments	2,227,616
Less imputed interest	(1,430,209)
Total lease liabilities	$797,407

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2025, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of December 31, 2024 and June 30, 2024 was $226,523.
The Company’s indefinite-lived intangible assets as of December 31, 2024 and June 30, 2024 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2025, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
Note 9. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following:

	December 31, 2024	June 30, 2024
Equity method investments:
NRG	$7,020	$7,536
Other equity method investments	4,672	5,038
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	13,664	17,380
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	22,267	18,837
Equity investments without readily determinable fair values (a)	7,273	6,757
Derivative instruments:
Xtract One warrants	3,838	6,995
Total investments	$58,734	$62,543
_________________
(a)During the three and six months ended December 31, 2024, the Company recorded impairment charges and reductions in carrying value resulting from observable price changes of $894 related to its equity securities without readily determinable fair values in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. During the three and six months ended December 31, 2023, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Equity Method Investments
NRG
In April 2023, the Company sold its controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization, to Hard Carry Gaming, Inc. (“NRG”), a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company received preferred shares representing approximately 25% of the capital stock of NRG. The Company deconsolidated the CLG business and recorded the investment in NRG at fair value as an equity method investment in the fourth quarter of fiscal year 2023. During the three and six months ended December 31, 2024, the Company recognized its net share of losses of $286 and $516, respectively, in Miscellaneous (expense) income, net within the Company’s consolidated statements of operations. During the three and six months ended December 31, 2023, the Company recognized its net share of losses of $442 and $857, respectively, in Miscellaneous (expense) income, net within the Company’s consolidated statements of operations. As of December 31, 2024 and June 30, 2024, the Company’s ownership in NRG was approximately 25%.
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
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	December 31, 2024		June 30, 2024
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$7,721	$13,664	$7,721	$17,380
Other equity investments with readily determinable fair values	18,898	22,267	16,510	18,837
	$26,619	$35,931	$24,231	$36,217
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous (expense) income, net within the Company’s consolidated statements of operations, for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Unrealized (loss) gain - Xtract One common stock	$(3,183)	$1,761	$(3,716)	$(4,792)
Unrealized gain - other equity investments with readily determinable fair values	77	821	1,042	691
Realized gain - other equity investments with readily determinable fair values	66	18	66	44
	$(3,040)	$2,600	$(2,608)	$(4,057)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	December 31, 2024	June 30, 2024
Assets:
Money market accounts	I	$68,906	$37,594
Time deposits	I	35,858	49,510
Equity investments	I	35,931	36,217
Warrants	III	3,838	6,995
Total assets measured at fair value		$144,533	$130,316
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 9 for further details regarding equity investments.
Level III Inputs
The Company’s Level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous (expense) income, net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Expected term	1.55 years	1.80 years
Expected volatility	58.61%	64.15%
Risk-free interest rate	4.20%	4.73%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Balance at beginning of period	$5,951	$7,680	$6,995	$13,098
Unrealized (losses) gains on warrants	(2,113)	1,122	(3,157)	(4,296)
Balance at end of period	$3,838	$8,802	$3,838	$8,802

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2024		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$30,000	$30,000	$30,000	$30,000
Long-term debt (b)	$275,000	$275,000	$275,000	$275,000
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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy or insolvency event (as set forth in the Knicks Credit Agreement) with respect to the obligor (including MSG Networks) under any local media rights agreement. Borrowings under the Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

outstanding balance under the Knicks Revolving Credit Facility was $275,000 as of December 31, 2024, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of December 31, 2024 was 5.70%. During the six months ended December 31, 2024, the Company made interest payments of $9,029 in respect of the Knicks Revolving Credit Facility. In addition, on January 23, 2025, the Company made a principal repayment of $8,000 under the Knicks Revolving Credit Facility.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2024, Knicks LLC was in compliance with this financial covenant.
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
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy or insolvency event (as set forth in the Rangers Credit Agreement) with respect to the obligor (including MSG Networks) under any local media rights agreement. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings outstanding under the Rangers Revolving Credit Facility as of December 31, 2024 and the Company did not make any interest payments during the six months ended December 31, 2024 in respect of the Rangers Revolving Credit Facility.
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
The Rangers Credit Agreement includes an event of default upon a bankruptcy or insolvency event with respect to a material media rights counterparty, including MSG Networks.
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2024, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. The advanced amount may be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the Rangers NHL Advance Agreement was $30,000 as of December 31, 2024 and was recorded as Debt in the accompanying consolidated balance sheet. During the six months ended December 31, 2024, the Company made interest payments of $450. In addition, on January 3, 2025, the Company made a principal repayment of $6,000 under the Rangers NHL Advance Agreement.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	December 31, 2024	June 30, 2024
Other current assets	$1,145	$1,145
Other assets	1,092	1,665

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
The following table presents components of net periodic benefit cost for the Pension Plans included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2024 and 2023. Components of net periodic benefit cost are reported in Miscellaneous (expense) income, net:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Interest cost	$63	$68	$126	$136
Recognized actuarial loss	20	9	40	18
Net periodic benefit cost	$83	$77	$166	$154
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
Expense related to the 401(k) Plan and Excess Savings Plan for the three and six months ended December 31, 2024 was $1,244 and $2,527, respectively, and $1,314 and $2,608 for the three and six months ended December 31, 2023, respectively.
Executive Deferred Compensation Plan
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”).
The Company recorded compensation expense of $142 and $1,107 for the three and six months ended December 31, 2024, respectively, and $839 and $735 for the three and six months ended December 31, 2023, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $142 and $1,107 for the three and six months ended December 31, 2024, respectively, and $839 and $735 for the three and six months ended December 31, 2023, respectively, within Miscellaneous (expense) income, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	December 31, 2024	June 30, 2024
Non-current assets (included in investments)	$22,267	$18,837
Current liabilities (included in accrued employee related costs)	(1,337)	(1,233)
Non-current liabilities (included in other employee related costs)	(20,930)	(17,604)

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
Share-based compensation expense is recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $5,991 and $10,259 for the three and six months ended December 31, 2024, respectively, and $6,570 and $10,719 for the three and six months ended December 31, 2023, respectively. There were no costs related to share-based compensation that were capitalized for the three and six months ended December 31, 2024 and 2023.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by current and former employees of the Company and non-employee directors, for the six months ended December 31, 2024:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2024	105	153	$170.61
Granted	53	46	$207.95
Vested	(54)	(59)	$170.14
Forfeited / Cancelled	(2)	(3)	$173.51
Unvested award balance, December 31, 2024	102	137	$186.27
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the six months ended December 31, 2024 was $23,527. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s current and former employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 51 of these RSUs, with an aggregate value of $10,662, inclusive of $24 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2024.
The fair value of RSUs that vested during the six months ended December 31, 2023 was $19,195. The weighted-average fair value per share at grant date of RSUs granted during the six months ended December 31, 2023 was $177.39.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the six months ended December 31, 2024:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2024	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of December 31, 2024	94	$138.78	2.96	$8,153
Exercisable as of December 31, 2024	94	$138.78	2.96	$8,153

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
During the six months ended December 31, 2024 and 2023, the Company did not repurchase any shares under its share repurchase program. As of December 31, 2024, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 16. Related Party Transactions
As of December 31, 2024, certain members of the Dolan family, including certain trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 2.9% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represented approximately 70.8% of the aggregate voting power of the Company’s outstanding common stock as of December 31, 2024. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of December 31, 2024:
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of December 31, 2024:
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
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues (a)	$80,217	$77,658	$89,121	$86,475
Operating expenses:
Expense pursuant to the Services Agreement	$7,976	$9,539	$16,453	$19,426
Rent expense pursuant to Sublease Agreement	4,284	752	5,178	1,502
Costs associated with the Sponsorship sales and service representation agreements	6,029	5,550	8,641	8,151
Operating lease expense associated with the Arena License Agreements	26,781	24,362	28,092	25,673
Other costs associated with the Arena License Agreements	13,806	12,817	14,819	13,621
Other operating credits, net	(426)	(707)	(576)	(1,319)
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
Income tax expense for the three months ended December 31, 2024 of $698 reflects an effective tax rate of 39%. Income tax benefit for the six months ended December 31, 2024 of $6,350 reflects an effective tax rate of 50%.
Income tax expense for the three months ended December 31, 2023 of $10,784 reflects an effective tax rate of 43%. Income tax benefit for the six months ended December 31, 2023 of $4,360 reflects an effective tax rate of 49%.
During the six months ended December 31, 2024, the Company made income tax payments, net of refunds, of $17,831.

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
•developments affecting the regional sports network industry, including the effects of such developments on MSG Networks Inc.’s (“MSG Networks”) solvency, its ability to perform its obligations under its local media rights agreements with us and our ability to broadcast the games of our teams if MSG Networks ceases to perform its obligations under its local media rights agreements with us;
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
•activities or other developments, such as the domestic terrorism recently experienced in New Orleans, that discourage or may discourage congregation at prominent places of public assembly, including Madison Square Garden Arena (“The Garden”) where the home games of the New York Knickerbockers (the “Knicks”) and the New York Rangers (the “Rangers”) are played;
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

•the impact of governmental regulations or laws, including potential legislation related to ticketing, changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions (including for The Garden) and the ability for us and Madison Square Garden Entertainment Corp. (“MSG Entertainment”) to maintain necessary permits or licenses;
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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, and (iii) certain contractual obligations.
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

Results of Operations
Comparison of the three and six months ended December 31, 2024 versus the three and six months ended December 31, 2023
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues	$357,759	$326,898	$30,861	9%	$411,066	$369,944	$41,122	11%
Direct operating expenses	275,753	232,225	43,528	19%	283,964	235,745	48,219	20%
Selling, general and administrative expenses	67,900	65,066	2,834	4%	120,487	118,622	1,865	2%
Depreciation and amortization	791	790	1	NM	1,573	1,584	(11)	(1)%
Operating income	13,315	28,817	(15,502)	(54)%	5,042	13,993	(8,951)	(64)%
Other income (expense):
Interest income	690	619	71	11%	1,554	1,072	482	45%
Interest expense	(5,587)	(7,419)	1,832	25%	(11,642)	(14,348)	2,706	19%
Miscellaneous (expense) income, net	(6,609)	2,991	(9,600)	NM	(7,735)	(9,674)	1,939	20%
Income (loss) before income taxes	1,809	25,008	(23,199)	(93)%	(12,781)	(8,957)	(3,824)	(43)%
Income tax (expense) benefit	(698)	(10,784)	10,086	94%	6,350	4,360	1,990	46%
Net income (loss)	$1,111	$14,224	$(13,113)	(92)%	$(6,431)	$(4,597)	$(1,834)	(40)%
______________
NM - Percentage is not meaningful
Revenues
Revenues increased $30,861, or 9%, to $357,759 for the three months ended December 31, 2024 as compared to the prior year period. Revenues increased $41,122, or 11%, to $411,066 for the six months ended December 31, 2024 as compared to the prior year period.
The net increases were attributable to the following:

	Three	Six
	Months	Months
Increase in pre/regular season ticket-related revenues	$14,339	$14,766
Increase in suite revenues	7,016	7,268
Increase in sponsorship and signage revenues	3,082	2,704
Increase in revenues from league distributions	2,649	12,376
Increase in pre/regular season food, beverage and merchandise sales	2,107	2,438
Increase in revenues from local media rights fees	1,666	1,800
Other net increases (decreases)	2	(230)
	$30,861	$41,122
The increases in pre/regular season ticket-related revenues for the three and six months ended December 31, 2024 were primarily due to the Knicks and the Rangers playing a combined 3 additional home games at The Garden during the current year periods as compared to the prior year periods and higher average per-game revenue. The Knicks played 17 games at The Garden during the three and six months ended December 31, 2024 as compared to 15 games during the prior year periods. The Rangers played 18 games at The Garden during the three months ended December 31, 2024 and 20 games at The Garden during the six months ended December 31, 2024 as compared to 17 and 19 games, respectively, during the prior year periods.

The increases in suite revenues for the three and six months ended December 31, 2024 were primarily due to the Knicks and the Rangers playing additional home games at The Garden during the current year periods as compared to the prior year periods and higher net sales of suite products.
The increases in sponsorship and signage revenues for the three and six months ended December 31, 2024 were primarily due the Knicks and the Rangers playing additional home games at The Garden during the current year periods as compared to the prior year periods and higher net sales of existing sponsorship and signage inventory.
The increase in revenues from league distributions for the three months ended December 31, 2024 was primarily due to increased national media rights fees in the current year period. The increase in revenues from league distributions for the six months ended December 31, 2024 was primarily due to an increase in certain league distributions unrelated to national media rights fees and increased national media rights fees in the current year period.
The increases in pre/regular season food, beverage, and merchandise sales for the three and six months ended December 31, 2024 were primarily due to higher average per-game revenue and the Knicks and the Rangers playing additional home games at The Garden during the current year periods as compared to the prior year periods, partially offset by lower online sales of merchandise.
The increases in revenues from local media rights fees for the three and six months ended December 31, 2024 were primarily due to contractual rate increases, partially offset by a reduction in rights fees due to a decrease in the number of games exclusively available to MSG Networks during the current fiscal year as compared to the prior fiscal year.
Direct operating expenses
Direct operating expenses increased $43,528, or 19%, to $275,753 for the three months ended December 31, 2024 as compared to the prior year period. Direct operating expenses increased $48,219, or 20%, to $283,964 for the six months ended December 31, 2024 as compared to the prior year period.
The net increases were attributable to the following:

	Three	Six
	Months	Months
Increase in team personnel compensation	$15,248	$15,247
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	14,873	18,999
Increase in net provisions for certain team personnel transactions	7,586	8,419
Increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	2,418	2,418
Increase in other team operating expenses	2,299	1,882
Increase in pre/regular season expense associated with merchandise sales	1,104	1,254
	$43,528	$48,219
The increases in team personnel compensation for the three and six months ended December 31, 2024 were primarily due to changes in the Knicks roster.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	Increase	2024	2023	Increase
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$38,457	$23,584	$14,873	$41,417	$22,418	$18,999
The increases in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three and six months ended December 31, 2024 were primarily due to higher estimated NBA luxury tax expense, partially offset by lower provisions for league revenue sharing expense (net of escrow and excluding playoffs). The increases in estimated NBA luxury tax expense were the result of the expectation that the Knicks will be a significant luxury tax payer for the 2024-25 season based on their roster as of December 31, 2024, whereas the Knicks were not a luxury tax payer for the 2023-24 season. The Knicks received an equal share of the portion of luxury tax receipts that were distributed to non-paying teams for the 2023-24 season.

The actual net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the 2024-25 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Net provisions for certain team personnel transactions for the three and six months ended December 31, 2024 reflect provisions recorded for player trades of $7,586. In addition, for the six months ended December 31, 2024, net provisions for certain team personnel transactions reflect provisions for waiver/contract terminations of $833.
The increases in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the three and six months ended December 31, 2024 were a result of the Knicks and the Rangers playing additional home games at The Garden during the current year periods as compared to the prior year periods.
Other team operating expenses primarily consist of expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel, player insurance, and league assessments. The increases in other team operating expenses for the three and six months ended December 31, 2024 were primarily due to the Knicks and the Rangers playing additional home games at The Garden during the current year periods as compared to the prior year periods and higher average per-game expenses.
The increases in pre/regular season expense associated with merchandise sales for the three and six months ended December 31, 2024 were primarily related to higher merchandise sales as a result of higher average per-game revenue and the Knicks and the Rangers playing additional home games at The Garden during the current year periods as compared to the prior year periods, partially offset by lower online sales of merchandise.
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
Selling, general and administrative expenses for the three months ended December 31, 2024 increased $2,834, or 4%, to $67,900 as compared to the prior year period driven by higher operating lease costs of $3,613 and higher professional fees of $2,713, partially offset by lower employee compensation and related benefits of $2,648 and lower other general and administrative expenses.
Selling, general and administrative expenses for the six months ended December 31, 2024 increased $1,865, or 2%, to $120,487 as compared to the prior year period driven by higher professional fees of $3,901 and higher operating lease costs of $3,764, partially offset by (i) lower employee compensation and related benefits of $3,278, (ii) lower sales and marketing costs of $1,406, and (iii) lower other general and administrative expenses.
Operating income
Operating income for the three months ended December 31, 2024 decreased $15,502, or 54%, to $13,315 as compared to the prior year period primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
Operating income for the six months ended December 31, 2024 decreased $8,951, or 64%, to $5,042 as compared to the prior year period primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
Interest income
Interest income for the three months ended December 31, 2024 increased $71, or 11%, to $690 as compared to the prior year period primarily due to higher average cash balances in the current year period, partially offset by lower average interest rates.
Interest income for the six months ended December 31, 2024 increased $482, or 45%, to $1,554 as compared to the prior year period primarily due to higher average cash balances in the current year period.

Interest expense
Interest expense for the three months ended December 31, 2024 decreased $1,832, or 25%, to $5,587 as compared to the prior year period primarily due to lower average borrowings under the Rangers Revolving Credit Facility in the current year period and lower average interest rates under the Knicks Revolving Credit Facility in the current year period.
Interest expense for the six months ended December 31, 2024 decreased $2,706, or 19%, to $11,642 as compared to the prior year period primarily due to lower average borrowings under the Rangers Revolving Credit Facility in the current year period and lower average interest rates under the Knicks Revolving Credit Facility in the current year period, partially offset by higher average borrowings under the Knicks Revolving Credit Facility in the current year period.
Miscellaneous (expense) income, net
Miscellaneous (expense) income, net for the three months ended December 31, 2024 reflected net expense of $6,609 and Miscellaneous (expense) income, net for the three months ended December 31, 2023 reflected net income of $2,991. The decrease in Miscellaneous (expense) income, net as compared to the prior year period was primarily due to the recognition of unrealized losses in the current year period as compared to unrealized gains in the prior year period related to the Company’s investments in Xtract One common stock and warrants.
Miscellaneous (expense) income, net for the six months ended December 31, 2024 reflected net expense of $7,735 and Miscellaneous (expense) income, net for the six months ended December 31, 2023 reflected net expense of $9,674. The decrease in Miscellaneous (expense) income, net as compared to the prior year period was primarily due to lower unrealized losses in the current year period related to the Company’s investments in Xtract One common stock and warrants.
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

The following are the reconciliations of operating income to adjusted operating income for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2024	2023	$	%	2024	2023	$	%
Operating income	$13,315	$28,817	$(15,502)	(54)%	$5,042	$13,993	$(8,951)	(64)%
Depreciation and amortization	791	790			1,573	1,584
Share-based compensation	5,991	6,570			10,259	10,719
Remeasurement of deferred compensation plan liabilities	142	839			1,107	735
Adjusted operating income (a)	$20,239	$37,016	$(16,777)	(45)%	$17,981	$27,031	$(9,050)	(33)%
_________________
(a)Adjusted operating income includes operating lease costs which is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Pursuant to GAAP, recognition of operating lease costs is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. Adjusted operating income includes operating lease costs of (i) $17,447 and $18,301 of expense paid in cash for the three and six months ended December 31, 2024, respectively, and $15,409 and $16,238 of expense paid in cash for the three and six months ended December 31, 2023, respectively, and (ii) a non-cash expense of $9,334 and $9,791 for the three and six months ended December 31, 2024, respectively, and $8,953 and $9,435 for the three and six months ended December 31, 2023, respectively.
For the three months ended December 31, 2024, adjusted operating income decreased $16,777, or 45%, to $20,239 as compared to the prior year period. The decrease in adjusted operating income was primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
For the six months ended December 31, 2024, adjusted operating income decreased $9,050, or 33%, to $17,981 as compared to the prior year period. The decrease in adjusted operating income was primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
Adjusted operating income for fiscal year 2025 is expected to reflect higher team personnel compensation and corresponding NBA luxury tax due to Knicks 2024-25 season roster.

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
As of December 31, 2024, we had $107,823 in Cash and cash equivalents. In addition, as of December 31, 2024, the Company’s deferred revenue obligations were $222,146, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites.
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
We believe we have sufficient liquidity, including approximately $107,823 in Cash and cash equivalents as of December 31, 2024, along with $250,000 of additional available borrowing capacity under existing credit facilities (as of December 31, 2024), to fund our operations and satisfy any obligations for the foreseeable future. If MSG Networks were to experience a bankruptcy or insolvency event (as set forth in each of the credit facilities), we would be prevented, absent a cure or waiver, from making borrowings under our revolving credit facilities. The Rangers Credit Agreement also includes an event of default upon a bankruptcy or insolvency event with respect to a material media rights counterparty, including MSG Networks. There were no borrowings outstanding under the Rangers Revolving Credit Facility as of December 31, 2024.
On January 3, 2025, the Company made a principal repayment of $6,000 under the Rangers NHL Advance Agreement and on January 23, 2025, the Company made a principal repayment of $8,000 under the Knicks Revolving Credit Facility.
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
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31,
	2024	2023
Net loss	$(6,431)	$(4,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	11,035	18,325
Changes in working capital assets and liabilities	31,017	(33,985)
Net cash provided by (used in) operating activities	35,621	(20,257)
Net cash used in investing activities	(2,302)	(5,238)
Net cash (used in) provided by financing activities	(12,373)	26,268
Net increase in cash, cash equivalents and restricted cash	$20,946	$773
Operating Activities
Net cash provided by (used in) operating activities for the six months ended December 31, 2024 improved by $55,878 to $35,621 as compared to the prior year period. The improvement was primarily due to changes in working capital assets and liabilities, partially offset by the decrease in net income (loss) adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) a higher increase in deferred revenue of $29,563 primarily due to higher collections of ticket, sponsorship, and suite sales in advance of recognition, (ii) a lower decrease in accrued and other liabilities of $26,020 primarily due to increased accruals for NBA luxury tax in the current year period and lower payments related to employee compensation in the current year period, (iii) a decrease in net related party receivables of $13,626 primarily due to primarily due to the timing of collections related to the Company’s arena license agreements and sponsorship sales and service representation agreements, and (iv) a lower increase in prepaid expenses and other assets of $6,213 primarily due to lower contract assets, current in the current year period and higher collections of other receivables in the current year period. These changes were partially offset by a higher increase in accounts receivable, net of $13,085 primarily due to higher receivables related to league distributions in the current year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2024 decreased by $2,936 to $2,302 as compared to the prior year period primarily due to lower purchases of investments in the current year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2024 was $12,373 as compared to net cash provided by financing activities for the six months ended December 31, 2023 of $26,268. This was primarily due to additional borrowings under the Company’s credit facilities in the prior year period partially offset by higher principal repayments in the prior year period.
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
Goodwill
The carrying amount of goodwill as of December 31, 2024 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2024:

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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of December 31, 2024, we had a total of $275 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of December 31, 2024 and continuing for a full year would increase interest expense by approximately $2.8 million. See Note 12 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Credit Agreement, Rangers Credit Agreement, and Rangers NHL Advance Agreement.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Local Media Rights Are a Significant Revenue Stream for Our Business and Decreases in Local Media Rights Revenue, including from a Work-Out or Bankruptcy of MSG Networks, Could Have a Material Negative Effect on our Business and Results of Operations.
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
In recent years, certain regional sports networks have experienced financial difficulties. For example, in March 2023, Diamond Sports Group, an unconsolidated subsidiary of Sinclair Broadcasting Group Inc., which licensed and distributed sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code. As a result, the majority of Diamond Sports Group’s media rights agreements were either rejected in connection with the bankruptcy proceedings or expired without renewal. For example, during its bankruptcy, Diamond Sports Group ended its media rights agreements with a number of NHL, NBA and MLB teams, and emerged from bankruptcy owning rights to 29 teams (compared to 42 teams prior to its bankruptcy).
MSG Networks was not able to refinance its credit facilities prior to their maturity in October 2024 and entered into a forbearance agreement with its lenders that initially terminated on November 8, 2024 and that has been extended numerous times with a current termination date of February 4, 2025. According to recent public filings, MSG Networks anticipates that any further extension would be for at least several weeks. MSG Networks has indicated that it is pursuing a work-out of its indebtedness and, if the work-out is not successful, may seek bankruptcy protection prior to the lenders exercising their rights under its credit facilities. The expiration of MSG Networks’ affiliation agreement with Altice without renewal on December 31, 2024 could increase the risk that MSG Networks will seek bankruptcy protection. As part of a work-out, MSG Networks has sought to renegotiate its media rights agreements prior to expiration, including to reduce the fees thereunder, and in the absence of renegotiation, may seek to discharge those agreements as part of a bankruptcy proceeding. Media rights revenues for the Knicks and Rangers totaled $175.3 million in fiscal year 2024 and stated rights fees for fiscal year 2025 total up to approximately $186.7 million (which amounts are subject to reduction if games broadcast by the leagues’ national broadcast partners exceed certain numbers of games). If MSG Networks were to discharge its media rights agreements with us as part of a bankruptcy proceeding, we would lose a significant recurring revenue stream with stated rights fees that increase annually, and would also lose the exposure provided by the MSG Networks broadcasting related to the Knicks and the Rangers, any of which could have a material negative effect on our business and results of operations. Although we would pursue alternative sources of distribution for home and away games of the Knicks and the Rangers, as well as other team-related programming, there can be no assurances as to the timing or success of such alternative sources of distribution, all of which would be subject to the approval of the applicable league. In addition, financial difficulties by MSG Networks may have negative implications under our credit facilities. For example, the Rangers Credit Agreement (as defined herein), which had no borrowings outstanding as of December 31, 2024, includes an event of default upon a bankruptcy or insolvency event (as set forth in the Rangers Credit Agreement) with respect to a material media rights counterparty, including MSG Networks. See “— Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of December 31, 2024, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has funded and expects to continue to fund stock repurchases, if any, through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended December 31, 2024, the Company did not make any share repurchases under its share repurchase program.

Item 6. Exhibits
(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of January 6, 2025, between Madison Square Garden Sports Corp. and Victoria M. Mink (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2025).†

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of February 2025.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer