Form 10-Q
period 2025-03-31
Madison Square Garden Sports Corp.
filed 2025-05-02
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 25, 2025:

Class A Common Stock par value $0.01 per share	—	19,488,096
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2025	June 30, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$96,536	$89,136
Restricted cash	8,500	5,771
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2025 and June 30, 2024	110,044	33,781
Net related party receivables	29,149	32,255
Prepaid expenses	35,297	30,956
Other current assets	39,761	25,043
Total current assets	319,287	216,942
Property and equipment, net of accumulated depreciation and amortization of $52,813 and $52,281 as of March 31, 2025 and June 30, 2024, respectively	29,407	28,541
Right-of-use lease assets	763,469	694,566
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	53,425	62,543
Other assets	8,743	13,533
Total assets	$1,504,498	$1,346,292

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	March 31, 2025	June 30, 2024
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$6,948	$9,900
Net related party payables	6,530	6,718
Debt	24,000	30,000
Accrued liabilities:
Employee related costs	138,962	133,930
League-related accruals	170,159	120,876
Other accrued liabilities	53,652	21,613
Operating lease liabilities, current	51,015	50,267
Deferred revenue	165,923	148,678
Total current liabilities	617,189	521,982
Long-term debt	267,000	275,000
Operating lease liabilities, noncurrent	848,534	749,952
Defined benefit obligations	944	4,103
Other employee related costs	47,257	43,493
Deferred tax liabilities, net	6,305	16,925
Deferred revenue, noncurrent	718	1,147
Total liabilities	1,787,947	1,612,602
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,486 and 19,423 shares outstanding as of March 31, 2025 and June 30, 2024, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2025 and June 30, 2024	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2025 and June 30, 2024	—	—
Additional paid-in capital	11,855	19,079
Treasury stock, at cost, 961 and 1,025 shares as of March 31, 2025 and June 30, 2024, respectively	(158,826)	(169,547)
Accumulated deficit	(135,816)	(115,139)
Accumulated other comprehensive loss	(911)	(952)
Total equity	(283,449)	(266,310)
Total liabilities and equity	$1,504,498	$1,346,292

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues (a)	$424,197	$429,954	$835,263	$799,898

Operating expenses:
Direct operating expenses (b)	316,335	273,026	600,299	508,771
Selling, general and administrative expenses (c)	74,697	76,398	195,184	195,020
Depreciation and amortization	823	788	2,396	2,372
Operating income	32,342	79,742	37,384	93,735
Other income (expense):
Interest income	1,051	477	2,605	1,549
Interest expense	(5,020)	(6,921)	(16,662)	(21,269)
Miscellaneous expense, net	(5,743)	(1,403)	(13,478)	(11,077)
	(9,712)	(7,847)	(27,535)	(30,797)
Income before income taxes	22,630	71,895	9,849	62,938
Income tax expense	(36,857)	(34,018)	(30,507)	(29,658)
Net (loss) income	$(14,227)	$37,877	$(20,658)	$33,280

Basic (loss) earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.59)	$1.58	$(0.86)	$1.39
Diluted (loss) earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.59)	$1.57	$(0.86)	$1.38
Weighted-average number of common shares outstanding:
Basic	24,103	24,028	24,084	24,005
Diluted	24,103	24,100	24,084	24,076
_________________
(a)Includes revenues from related parties of $67,704 and $86,944 for the three months ended March 31, 2025 and 2024, respectively, and $156,825 and $173,419 for the nine months ended March 31, 2025 and 2024, respectively.
(b)Includes net charges from related parties of $47,476 and $49,907 for the three months ended March 31, 2025 and 2024, respectively, and $88,528 and $88,206 for the nine months ended March 31, 2025 and 2024, respectively.
(c)Includes net charges from related parties of $22,439 and $18,707 for the three months ended March 31, 2025 and 2024, respectively, and $53,994 and $47,462 for the nine months ended March 31, 2025 and 2024, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net (loss) income	$(14,227)	$37,877	$(20,658)	$33,280
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	21	10	61	28
Other comprehensive income, before income taxes	21	10	61	28
Income tax expense related to items of other comprehensive income	(7)	(3)	(20)	(9)
Other comprehensive income, net of income taxes	14	7	41	19
Comprehensive (loss) income	$(14,213)	$37,884	$(20,617)	$33,299

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(20,658)	$33,280
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,396	2,372
Benefit from deferred income taxes	(10,640)	(9,139)
Share-based compensation expense	14,159	18,069
Unrealized loss on equity investments with readily determinable fair value and warrants	11,471	9,969
Other non-cash adjustments	3,652	3,136
Change in assets and liabilities:
Accounts receivable, net	(76,263)	(36,704)
Net related party receivables	3,106	(7,221)
Prepaid expenses and other assets	(15,270)	(49,252)
Investments	(1,963)	(2,067)
Accounts payable	(2,949)	(3,190)
Net related party payables	(195)	(563)
Accrued and other liabilities	87,795	47,831
Deferred revenue	16,816	(51,625)
Operating lease right-of-use assets and lease liabilities	30,427	28,884
Net cash provided by (used in) operating activities	41,884	(16,220)
Cash flows from investing activities:
Capital expenditures	(3,248)	(1,084)
Purchases of investments	(2,101)	(4,605)
Net cash used in investing activities	(5,349)	(5,689)
Cash flows from financing activities:
Dividends paid	(633)	(682)
Taxes paid in lieu of shares issued for equity-based compensation	(11,773)	(8,084)
Proceeds from revolving credit facilities	—	75,000
Repayment of revolving credit facilities	(8,000)	(40,000)
Repayment of NHL advance	(6,000)	—
Net cash (used in) provided by financing activities	(26,406)	26,234
Net increase in cash, cash equivalents and restricted cash	10,129	4,325
Cash, cash equivalents and restricted cash at beginning of period	94,907	40,459
Cash, cash equivalents and restricted cash at end of period	$105,036	$44,784

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$22	$105

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2025
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	$249	$9,776	$(160,647)	$(121,589)	$(925)	$(273,136)
Net loss	—	—	—	(14,227)	—	(14,227)
Other comprehensive income	—	—	—	—	14	14
Comprehensive loss	—	—	—	—	—	(14,213)
Share-based compensation	—	3,900	—	—	—	3,900
Common stock issued under stock incentive plans	—	(1,821)	1,821	—	—	—
Balance as of March 31, 2025	$249	$11,855	$(158,826)	$(135,816)	$(911)	$(283,449)

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

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2025
	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	$249	$19,079	$(169,547)	$(115,139)	$(952)	$(266,310)
Net loss	—	—	—	(20,658)	—	(20,658)
Other comprehensive income	—	—	—	—	41	41
Comprehensive loss	—	—	—	—	—	(20,617)
Share-based compensation	—	14,159	—	—	—	14,159
Tax withholding associated with shares issued for equity-based compensation	—	(10,662)	—	—	—	(10,662)
Common stock issued under stock incentive plans	—	(10,721)	10,721	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(19)	—	(19)
Balance as of March 31, 2025	$249	$11,855	$(158,826)	$(135,816)	$(911)	$(283,449)

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
Madison Square Garden Sports Corp. (together with its subsidiaries, collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional sports franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. These professional sports franchises are collectively referred to herein as the “sports teams” or the “teams.” The Company also owns and operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three months ended March 31, 2025, the Company did not have any impairment losses on contract assets arising from contracts with customers. For the nine months ended March 31, 2025, the Company recorded impairment losses of $109 on contract assets arising from contracts with customers. For the three and nine months ended March 31, 2025, the Company did not have any impairment losses on receivables arising from contracts with customers. For the three and nine months ended March 31, 2024, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Event-related (a)	$176,756	$177,826	$322,211	$306,096
Media rights (b)	123,544	139,579	257,799	269,345
Sponsorship, signage and suite licenses	113,701	101,402	198,302	176,032
League distributions and other	10,196	11,147	56,951	48,425
Total revenues from contracts with customers	$424,197	$429,954	$835,263	$799,898
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees, (ii) revenue from the distribution through league-wide national television contracts, and (iii) other local radio rights fees. Revenues from media rights for the three and nine months ended March 31, 2025 reflect a reduction in expected revenues from local media rights fees for the 2024-25 season as a result of proposed amendments to the Knicks’ and Rangers’ local media rights agreements with MSG Networks contemplated in the Transaction Support Agreement (as defined below).

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2025 and June 30, 2024:

	March 31,	June 30,
	2025	2024
Receivables from contracts with customers, net (a)	$91,448	$19,930
Contract assets, current (b)	28,059	14,054
Deferred revenue, including non-current portion (c), (d)	166,641	149,825
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2025 and June 30, 2024, the Company’s receivables reported above included $30,532 and $0, respectively, related to contracts with customers that are related parties. See Note 16 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and player compensation recoveries and luxury tax payments. As of March 31, 2025 and June 30, 2024, the Company had receivable balances related to escrow and player compensation recoveries of $14,667 and $0, respectively, recorded in Accounts receivable, net.
(b)Contract assets, current, which are reported as Other current assets in the accompanying consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional. The Company had contract assets related to local media rights of $6,507 and $0 as of March 31, 2025 and June 30, 2024, respectively. See Note 16 for further details on these related party arrangements.
(c)Deferred revenue, including non-current portion, primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer.
(d)Revenue recognized for the nine months ended March 31, 2025 relating to the deferred revenue balance as of June 30, 2024 was $115,264.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2025. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2025 (remainder)	$23,903
Fiscal year ending June 30, 2026	153,698
Fiscal year ending June 30, 2027	96,694
Fiscal year ending June 30, 2028	58,905
Fiscal year ending June 30, 2029	46,842
Thereafter	34,870
$414,912

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Computation of (Loss) Earnings per Common Share
The following table presents a reconciliation of (loss) earnings allocated to common shares and a reconciliation of weighted-average shares used in the calculations of basic and diluted (loss) income per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted (loss) income per common share, as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net (loss) earnings allocable to common shares, basic and diluted (numerator):
Net (loss) income	$(14,227)	$37,877	$(20,658)	$33,280
Less: Dividends to other-than-common stockholders (a)	—	—	19	5
Net (loss) earnings allocable to common shares, basic and diluted (numerator):	$(14,227)	$37,877	$(20,677)	$33,275

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,103	24,028	24,084	24,005
Dilutive effect of shares issuable under share-based compensation plans	—	72	—	71
Weighted-average shares for diluted EPS	24,103	24,100	24,084	24,076
Weighted-average shares excluded from diluted EPS	62	—	73	—

Basic (loss) earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.59)	$1.58	$(0.86)	$1.39
Diluted (loss) earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.59)	$1.57	$(0.86)	$1.38
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s sports teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net credit of $653 and a net provision of $2,170 for the three months ended March 31, 2025 and 2024, respectively, and a net provision of $7,766 and $2,170 for the nine months ended March 31, 2025 and 2024, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2025	June 30, 2024	March 31, 2024
Captions on the consolidated balance sheets:
Cash and cash equivalents	$96,536	$89,136	$40,033
Restricted cash (a)	8,500	5,771	4,751
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$105,036	$94,907	$44,784
_________________
(a)Restricted cash as of March 31, 2025, June 30, 2024 and March 31, 2024 included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information).
Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s principal executive offices under the Sublease Agreement with MSG Entertainment (as defined below), and a lease agreement for an aircraft. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements (as defined below) as leases under the ASC Topic 842, Leases. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information regarding the Company’s accounting policies associated with its leases.
During the second quarter of fiscal 2025, the Company amended and restated its prior sublease agreement with MSG Entertainment (the “Prior Sublease Agreement”) to enter into a short term lease for new principal executive offices through December 31, 2024. The Company recorded the short term operating lease costs for this amendment within Selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended March 31, 2025.
In January 2025, the Company entered into a new sublease agreement with MSG Entertainment for new principal executive offices at Two Pennsylvania Plaza in New York with a lease term which ends January 31, 2046 (the “New Sublease Agreement” and together with the Prior Sublease Agreement, the “Sublease Agreement”) and fixed lease payment obligations of $167,444 over the lease term. The Company recorded a lease right-of-use asset and liability in the accompanying consolidated balance sheet as of March 31, 2025 based on the present value of minimum fixed lease payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date. In addition, the Company entered into a commitment whereby if the MSG Entertainment’s lease for principal executive offices at Two Pennsylvania Plaza in New York were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices at Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046.
As of March 31, 2025, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 7 to 30 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of March 31, 2025 and June 30, 2024:

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2025	June 30, 2024
Right-of-use assets:
Operating leases	Right-of-use lease assets	$763,469	$694,566
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$51,015	$50,267
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	848,534	749,952
Total lease liabilities		$899,549	$800,219
_________________
(a)As of March 31, 2025, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $44,437 and $817,504, respectively, that are payable to MSG Entertainment. As of June 30, 2024, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $43,689 and $715,507, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended March 31,		Nine Months Ended March 31,
		2025	2024	2025	2024
Operating lease costs	Direct operating expenses	$33,380	$35,370	$61,472	$61,043
Operating lease costs	Selling, general and administrative expenses	3,693	2,320	8,126	6,960
Short term lease costs	Selling, general and administrative expenses	—	—	3,971	—
Total lease cost		$37,073	$37,690	$73,569	$68,003
Supplemental Information
For the nine months ended March 31, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities was $39,172 and $39,119, respectively.
For the nine months ended March 31, 2025, non-cash additions to right-of-use assets and operating lease liabilities were $86,201.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheet as of March 31, 2025 was 28.4 years. The weighted average discount rate was 7.05% as of March 31, 2025 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of March 31, 2025 were as follows:

Fiscal year ending June 30, 2025 (remainder)	$12,708
Fiscal year ending June 30, 2026	54,369
Fiscal year ending June 30, 2027	59,716
Fiscal year ending June 30, 2028	62,388
Fiscal year ending June 30, 2029	63,874
Thereafter	2,129,295
Total lease payments	2,382,350
Less imputed interest	(1,482,801)
Total lease liabilities	$899,549

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2025, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of March 31, 2025 and June 30, 2024 was $226,523.
The Company’s indefinite-lived intangible assets as of March 31, 2025 and June 30, 2024 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2025, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
Note 9. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following:

	March 31, 2025	June 30, 2024
Equity method investments:
NRG	$6,994	$7,536
Other equity method investments	4,513	5,038
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	10,277	17,380
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	21,773	18,837
Equity investments without readily determinable fair values (a)	7,964	6,757
Derivative instruments:
Xtract One warrants	1,904	6,995
Total investments	$53,425	$62,543
_________________
(a)During the three and nine months ended March 31, 2025, the Company recorded impairment charges and reductions in carrying value resulting from observable price changes of $0 and $894, respectively, related to its equity securities without readily determinable fair values in Miscellaneous expense, net within the accompanying consolidated statements of operations. During the three and nine months ended March 31, 2024, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Equity Method Investments
NRG
The Company holds preferred shares of the capital stock of Hard Carry Gaming, Inc. (“NRG”), a professional gaming and entertainment company. During the three and nine months ended March 31, 2025, the Company recognized its net share of losses of $26 and $542, respectively, in Miscellaneous expense, net within the Company’s consolidated statements of operations. During the three and nine months ended March 31, 2024, the Company recognized its net share of income of $140 and losses of $718, respectively, in Miscellaneous expense, net within the Company’s consolidated statements of operations. As of March 31, 2025 and June 30, 2024, the Company’s ownership in NRG was approximately 25%.
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
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	March 31, 2025		June 30, 2024
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$7,721	$10,277	$7,721	$17,380
Other equity investments with readily determinable fair values	18,723	21,773	16,510	18,837
	$26,444	$32,050	$24,231	$36,217
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous expense, net within the Company’s consolidated statements of operations, for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Unrealized loss - Xtract One common stock	$(3,387)	$(853)	$(7,103)	$(5,645)
Unrealized (loss) gain - other equity investments with readily determinable fair values	(319)	809	723	1,501
Realized gain - other equity investments with readily determinable fair values	184	12	250	55
	$(3,522)	$(32)	$(6,130)	$(4,089)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	March 31, 2025	June 30, 2024
Assets:
Money market accounts	I	$50,026	$37,594
Time deposits	I	44,741	49,510
Equity investments	I	32,050	36,217
Warrants	III	1,904	6,995
Total assets measured at fair value		$128,721	$130,316
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 9 for further details regarding equity investments.
Level III Inputs
The Company’s Level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous expense, net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
Expected term	1.43 years	1.80 years
Expected volatility	61.41%	64.15%
Risk-free interest rate	3.97%	4.73%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Balance at beginning of period	$3,838	$8,802	$6,995	$13,098
Unrealized losses on warrants	(1,934)	(1,529)	(5,091)	(5,825)
Balance at end of period	$1,904	$7,273	$1,904	$7,273

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2025		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$24,000	$24,000	$30,000	$30,000
Long-term debt (b)	$267,000	$267,000	$275,000	$275,000
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
Note 11. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 7 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2024 other than the New Sublease Agreement described in Note 7 and activities in the ordinary course of business.
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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy or insolvency event (as set forth in the Knicks Credit Agreement) with respect to the obligor (including MSG Networks) under any local media rights agreement. Borrowings under the Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During the nine months ended March 31, 2025, the Company made principal repayments of $8,000 under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $267,000 as of March 31, 2025, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of March 31, 2025 was 5.67%. During the nine months ended March 31, 2025, the Company made interest payments of $12,897 in respect of the Knicks Revolving Credit Facility.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2025, Knicks LLC was in compliance with this financial covenant.
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
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy or insolvency event (as set forth in the Rangers Credit Agreement) with respect to the obligor (including MSG Networks) under any local media rights agreement. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings outstanding under the Rangers Revolving Credit Facility as of March 31, 2025 and the Company did not make any interest payments during the nine months ended March 31, 2025 in respect of the Rangers Revolving Credit Facility.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2025, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. The advanced amount may be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. During the nine months ended March 31, 2025, the Company made principal repayments of $6,000 under the Rangers NHL Advance Agreement. The outstanding balance under the Rangers NHL Advance Agreement was $24,000 as of March 31, 2025 and was recorded as Debt in the accompanying consolidated balance sheet. During the nine months ended March 31, 2025, the Company made interest payments of $688 in respect of the Rangers NHL Advance Agreement.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	March 31, 2025	June 30, 2024
Other current assets	$1,145	$1,145
Other assets	806	1,665

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
The following table presents components of net periodic benefit cost for the Pension Plans included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024. Components of net periodic benefit cost are reported in Miscellaneous expense, net:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest cost	$63	$68	$189	$204
Recognized actuarial loss	21	10	61	28
Net periodic benefit cost	$84	$78	$250	$232
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
Expense related to the 401(k) Plan and Excess Savings Plan for the three and nine months ended March 31, 2025 was $1,500 and $4,027, respectively, and $1,261 and $3,869 for the three and nine months ended March 31, 2024, respectively.
Executive Deferred Compensation Plan
See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”).
The Company recorded (compensation cost credits)/compensation expense of $(134) and $973 for the three and nine months ended March 31, 2025, respectively, and $821 and $1,556 for the three and nine months ended March 31, 2024, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded (losses)/gains of $(134) and $973 for the three and nine months ended March 31, 2025, respectively, and $821 and $1,556 for the three and nine months ended March 31, 2024, respectively, within Miscellaneous expense, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	March 31, 2025	June 30, 2024
Non-current assets (included in investments)	$21,773	$18,837
Current liabilities (included in accrued employee related costs)	(1,226)	(1,233)
Non-current liabilities (included in other employee related costs)	(20,547)	(17,604)

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
Share-based compensation expense is recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $3,900 and $14,159 for the three and nine months ended March 31, 2025, respectively, and $7,350 and $18,069 for the three and nine months ended March 31, 2024, respectively. There were no costs related to share-based compensation that were capitalized for the three and nine months ended March 31, 2025 and 2024.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by current and former employees of the Company and non-employee directors, for the nine months ended March 31, 2025:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2024	105	153	$170.61
Granted	54	46	$207.94
Vested	(64)	(59)	$174.98
Forfeited / Cancelled	(2)	(3)	$173.51
Unvested award balance, March 31, 2025	93	137	$184.48
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the nine months ended March 31, 2025 was $25,713. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s current and former employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 55 of these RSUs, with an aggregate value of $10,662, inclusive of $24 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2025.
The fair value of RSUs that vested during the nine months ended March 31, 2024 was $21,192. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2024 was $177.62.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the nine months ended March 31, 2025:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2024	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of March 31, 2025	94	$138.78	2.71	$5,249
Exercisable as of March 31, 2025	94	$138.78	2.71	$5,249

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Stock Repurchase Program
Effective as of October 1, 2015, the Company’s board of directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”). Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
During the nine months ended March 31, 2025 and 2024, the Company did not repurchase any shares under its share repurchase program. As of March 31, 2025, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 16. Related Party Transactions
As of March 31, 2025, certain members of the Dolan family, including certain trusts for members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 2.6% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represented approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock as of March 31, 2025. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of March 31, 2025:
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
•Sponsorship sales and service representation agreements (the “Sponsorship Sales and Service Representation Agreements”) pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition, under these agreements, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets;
•Team sponsorship allocation agreement with MSG Entertainment, pursuant to which the sports teams receive an allocation of sponsorship and signage revenues associated with sponsorship agreements that include the assets of both the Company and MSG Entertainment;
•Services agreement (the “Services Agreement”) pursuant to which the Company (i) receives certain services from MSG Entertainment, such as information technology, executive support, accounts payable, payroll, human resources, and other corporate functions, and communications, marketing and facilities-related services, in exchange for service fees and (ii) provides certain services to MSG Entertainment, such as certain communications services, in exchange for service fees;
•Arrangements pursuant to which the Company provides MSG Entertainment certain services associated with the management of ticketing, premium hospitality sales, sponsorship sales, and other business operations services;
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•Other agreements with MSG Entertainment entered into in connection with the Sphere Distribution, including a trademark license agreement and certain other arrangements.
The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of March 31, 2025:
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
On April 24, 2025, Knicks LLC and Rangers LLC (collectively, the “Teams”), entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with respect to amendments to the media rights agreements between subsidiaries of MSG Networks and the Teams and the restructuring of the debt of subsidiaries of MSG Networks (the “Transactions”). The Transaction Support Agreement contemplates entering into amendments to the media rights agreements to which the Teams are a party, effective as of January 1, 2025, as follows:
•New York Knicks:
◦a reduction of 28% in the annual rights fee;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks;
•New York Rangers:
◦a reduction of 18% in the annual rights fee;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks; and
•the issuance by MSG Networks of penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
The Transactions will be consummated upon the execution of definitive documents containing terms consistent with those set forth in the Transaction Support Agreement.
Prior to April 1, 2024, the Company was also party to arrangements with MSG Entertainment and Sphere Entertainment pursuant to which the Company provided certain sponsorship services to MSG Entertainment and Sphere Entertainment in exchange for services fees.
The Company is also party to dry lease arrangements and time-sharing with MSG Entertainment in connection with aircraft leased by the Company and MSG Entertainment, respectively, as well as arrangements with MSG Entertainment and Sphere Entertainment pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of such aircraft.
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
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues (a)	$67,704	$86,944	$156,825	$173,419
Operating expenses:
Expense pursuant to the Services Agreement	$10,383	$9,131	$26,836	$28,557
Rent expense pursuant to Sublease Agreement	1,973	731	7,151	2,233
Costs associated with the Sponsorship Sales and Service Representation Agreements	8,568	7,260	17,209	15,411
Operating lease expense associated with the Arena License Agreements	33,380	35,370	61,472	61,043
Other costs associated with the Arena License Agreements	16,746	16,788	31,565	30,409
Other operating credits, net	(1,135)	(666)	(1,711)	(1,985)
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
Income tax expense for the three and nine months ended March 31, 2025 of $36,857 and $30,507, respectively, reflects an effective tax rate of 163% and 310%, respectively.
Income tax expense for the three and nine months ended March 31, 2024 of $34,018 and $29,658, respectively, reflects an effective tax rate of 47%.
During the nine months ended March 31, 2025, the Company made income tax payments, net of refunds, of $20,958.
The Company was notified in March of 2025 that the State of New York was commencing an audit of the state income tax returns for the fiscal years ended June 30, 2022 and 2023. The Company does not expect the examinations, when finalized, to result in material changes.
The Company had $35,963 and $15,775 of accrued federal and state income tax, recorded within other accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2025 and June 30, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”), including stated annual local media rights fees for the year ended June 30, 2026. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•general economic conditions, especially in the New York City metropolitan area, including the impact of a recession on our business;
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
•changes in international trade policies and practices, including tariffs, and the economic impacts, volatility and uncertainty resulting therefrom;
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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2025 compared to the three and nine months ended March 31, 2024.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, and (iii) certain contractual obligations.
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

Matters Affecting Comparability
Proposed Amendments to Media Rights Agreements
On April 24, 2025, New York Knicks, LLC and New York Rangers, LLC (collectively, the “Teams”), entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with respect to amendments to the media rights agreements between subsidiaries of MSG Networks and the Teams and the restructuring of the debt of subsidiaries of MSG Networks (the “Transactions”). The Transaction Support Agreement contemplates entering into amendments to the media rights agreements to which the Teams are a party, effective as of January 1, 2025, as follows:
•New York Knicks:
◦a reduction of 28% in the annual rights fee;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks;
•New York Rangers:
◦a reduction of 18% in the annual rights fee;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks; and
•the issuance by MSG Networks of penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
The Transactions will be consummated upon the execution of definitive documents containing terms consistent with those set forth in the Transaction Support Agreement.
As a result of the proposed amendments to the media rights agreements contemplated by the Transaction Support Agreement, media rights fees revenues for the three and nine months ended March 31, 2025 have been recorded at the applicable reduced rate described above. The Company also expects to record media rights fees reflecting the reduced rates described above in future periods.
Knicks and Rangers Home Games at The Garden
The Company’s operating results are impacted by the number of home games the Knicks and the Rangers play at The Garden during each quarter of the fiscal year. For the three months ended March 31, 2025 the Knicks and the Rangers played two fewer combined home games at The Garden during the current year period as compared to the prior year period. For the nine months ended March 31, 2025 the Knicks and the Rangers playing a combined one additional home game at The Garden during the current year period as compared to the prior year period. The Knicks played 23 games at The Garden during the three months ended March 31, 2025 and 40 games at The Garden during the nine months ended March 31, 2025 as compared to 26 and 41 games, respectively, during the prior year periods. The Rangers played 20 games at The Garden during the three months ended March 31, 2025 and 40 games at The Garden during the nine months ended March 31, 2025 as compared to 19 and 38 games, respectively, during the prior year periods.

Results of Operations
Comparison of the three and nine months ended March 31, 2025 versus the three and nine months ended March 31, 2024
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues	$424,197	$429,954	$(5,757)	(1)%	$835,263	$799,898	$35,365	4%
Direct operating expenses	316,335	273,026	43,309	16%	600,299	508,771	91,528	18%
Selling, general and administrative expenses	74,697	76,398	(1,701)	(2)%	195,184	195,020	164	—%
Depreciation and amortization	823	788	35	4%	2,396	2,372	24	1%
Operating income	32,342	79,742	(47,400)	(59)%	37,384	93,735	(56,351)	(60)%
Other income (expense):
Interest income	1,051	477	574	NM	2,605	1,549	1,056	68%
Interest expense	(5,020)	(6,921)	1,901	(27)%	(16,662)	(21,269)	4,607	(22)%
Miscellaneous expense, net	(5,743)	(1,403)	(4,340)	NM	(13,478)	(11,077)	(2,401)	22%
Income before income taxes	22,630	71,895	(49,265)	(69)%	9,849	62,938	(53,089)	(84)%
Income tax expense	(36,857)	(34,018)	(2,839)	8%	(30,507)	(29,658)	(849)	3%
Net (loss) income	$(14,227)	$37,877	$(52,104)	NM	$(20,658)	$33,280	$(53,938)	NM
______________
NM - Percentage is not meaningful
Revenues
Revenues decreased $5,757, or 1%, to $424,197 for the three months ended March 31, 2025 as compared to the prior year period. Revenues increased $35,365, or 4%, to $835,263 for the nine months ended March 31, 2025 as compared to the prior year period.
The net (decrease) increase were attributable to the following:

	Three	Nine
	Months	Months
Decrease in revenues from local media rights fees	$(18,638)	$(16,837)
Decrease in pre/regular season food, beverage and merchandise sales	(2,534)	(96)
Increase in sponsorship and signage revenues	8,898	11,602
Increase in suite revenues	3,401	10,669
Increase in revenues from league distributions	2,446	14,822
Increase in pre/regular season ticket-related revenues	506	15,272
Other net increases (decreases)	164	(67)
	$(5,757)	$35,365
The decreases in revenues from local media rights fees for the three and nine months ended March 31, 2025 were primarily due to a reduction in expected local media rights fees for the 2024-25 season as a result of proposed amendments to the Knicks’ and Rangers’ local media rights agreements with MSG Networks contemplated in the Transaction Support Agreement. As a result of the amendments contemplated by the Transaction Support Agreement, the Company expects revenues from local media rights fees will be $1,098 lower for the three months ended June 30, 2025, as compared to the prior year period. Stated annual local media rights fees, subject to adjustments in certain circumstances, including if the Company does not make available a minimum number of games in the year, after consideration of the media rights amendments contemplated in the Transaction Support Agreement are anticipated to be $162,939 and $139,237 for the years ended June 30, 2025 and 2026, respectively.
The decrease in pre/regular season food, beverage, and merchandise sales for the three months ended March 31, 2025 was primarily due to lower average per-game revenue, lower online sales of merchandise, and the Knicks and the Rangers playing two fewer combined home games at The Garden during the current year period as compared to the prior year period. The decrease in pre/regular season food, beverage, and merchandise sales for the nine months ended March 31, 2025 was primarily due to lower online sales of merchandise, partially offset by the Knicks and the Rangers playing a combined one additional home game at The Garden during the current year period as compared to the prior year period and higher average per-game revenue. Merchandise sales for the three and nine months ended March 31, 2024 included the positive impact of new Rangers’ jersey launches.
The increase in sponsorship and signage revenues for the three months ended March 31, 2025 was primarily due to higher net sales of existing sponsorship and signage inventory, partially offset by the Knicks and the Rangers playing two fewer combined home games at The Garden during the current year period as compared to the prior year period. The increase in sponsorship and signage revenues for the nine months ended March 31, 2025 was primarily due to higher net sales of existing sponsorship and signage inventory.
The increase in suite revenues for the three months ended March 31, 2025 was primarily due higher net sales of suite products, partially offset by the Knicks and the Rangers playing two fewer combined home games at The Garden during the current year period as compared to the prior year period. The increase in suite revenues for the nine months ended March 31, 2025 was primarily due higher net sales of suite products and the Knicks and the Rangers playing a combined one additional home game at The Garden during the current year period as compared to the prior year period.
The increase in revenues from league distributions for the three months ended March 31, 2025 was primarily due to increased national media rights fees in the current year period. The increase in revenues from league distributions for the nine months ended March 31, 2025 was primarily due to an increase in certain league distributions unrelated to national media rights fees and increased national media rights fees in the current year period.
The increase in pre/regular season ticket-related revenues for the three months ended March 31, 2025 was primarily due to higher average per-game revenue, partially offset by the Knicks and the Rangers playing two fewer combined home games at The Garden during the current year period as compared to the prior year period. The increase in pre/regular season ticket-related revenues for the nine months ended March 31, 2025 was primarily due to higher average per-game revenue and the Knicks and the Rangers playing a combined one additional home game at The Garden during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses increased $43,309, or 16%, to $316,335 for the three months ended March 31, 2025 as compared to the prior year period. Direct operating expenses increased $91,528, or 18%, to $600,299 for the nine months ended March 31, 2025 as compared to the prior year period.
The net increases were attributable to the following:

	Three	Nine
	Months	Months
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$33,808	$52,808
Increase in team personnel compensation	14,692	29,939
Increase in other team operating expenses	1,091	2,972
(Decrease) increase in net (credits) provisions for certain team personnel transactions	(2,823)	5,596
(Decrease) increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	(1,989)	429
Decrease in pre/regular season expense associated with merchandise sales	(1,470)	(216)
	$43,309	$91,528

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	Increase	2025	2024	Increase
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$53,911	$20,103	$33,808	$95,329	$42,521	$52,808
The increases in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three and nine months ended March 31, 2025 were primarily due to higher NBA luxury tax expense. In addition, the increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three months ended March 31, 2025 was partially due to higher provisions for league revenue sharing expense (net of escrow and excluding playoffs). The increases in NBA luxury tax expense were the result of the Knicks being a significant luxury tax payer for the 2024-25 season based on their roster as of March 31, 2025, whereas the Knicks were not a luxury tax payer for the 2023-24 season. The Knicks received an equal share of the portion of luxury tax receipts that were distributed to non-paying teams for the 2023-24 season.
The actual net provisions for league revenue sharing expense (net of escrow and excluding playoffs) for the 2024-25 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The increases in team personnel compensation for the three and nine months ended March 31, 2025 were primarily due to changes in the Knicks roster.
Other team operating expenses primarily consist of expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel, player insurance, and league assessments. The increase in other team operating expenses for the three months ended March 31, 2025 was primarily due to higher average per-game expenses, partially offset by the Knicks and the Rangers playing two fewer combined home games at The Garden during the current year period as compared to the prior year period. The increase in other team operating expenses for the nine months ended March 31, 2025 was primarily due to higher average per-game expenses and the Knicks and the Rangers playing a combined one additional home game at The Garden during the current year period as compared to the prior year period.
Net (credits) provisions for certain team personnel transactions were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	Decrease	2025	2024	Increase (Decrease)
Season-ending player injuries	$133	$2,170	$(2,037)	$133	$2,170	$(2,037)
Player trades	(786)	—	(786)	6,800	—	6,800
Waivers/contract terminations	—	—	—	833	—	833
Net (credits) provisions for certain team personnel transactions	$(653)	$2,170	$(2,823)	$7,766	$2,170	$5,596
The decrease in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the three months ended March 31, 2025 was a result of the Knicks and the Rangers playing two fewer combined home games at The Garden during the current year period as compared to the prior year period. The increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the nine months ended March 31, 2025 was a result of the Knicks and the Rangers playing a combined one additional home game at The Garden during the current year period as compared to the prior year period.
Recognition of operating lease costs is recorded on a straight-line basis over the term of the applicable agreement based upon the value of total future payments under the arrangement. Operating lease costs associated with the Knicks and the Rangers playing home games at The Garden includes operating lease costs of (i) $21,747 and $40,048 of expense paid in cash for the three and nine months ended March 31, 2025, respectively, and $22,372 and $38,610 of expense paid in cash for the three and nine months ended March 31, 2024, respectively, and (ii) a non-cash expense of $11,633 and $21,424 for the three and nine months ended March 31, 2025, respectively, and $12,998 and $22,433 for the three and nine months ended March 31, 2024, respectively.
The decrease in pre/regular season expense associated with merchandise sales for the three months ended March 31, 2025 was primarily related to lower average per-game revenue, lower online sales of merchandise, and the Knicks and the Rangers playing two fewer combined home games at The Garden during the current year period as compared to the prior year period. The decrease in pre/regular season expense associated with merchandise sales for the nine months ended March 31, 2025 was primarily due to higher reserves for obsolete inventory recorded in the prior year period as compared to the current year period.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, costs under the Services Agreement, professional fees, and operating lease costs, (ii) fees related to the Sponsorship Sales and Service Representation Agreements, and (iii) sales and marketing costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.

Selling, general and administrative expenses for the three months ended March 31, 2025 decreased $1,701, or 2%, to $74,697 as compared to the prior year period driven by lower employee compensation and related benefits of $12,423, primarily related to executive management transition costs recognized in the prior year period, and lower other general and administrative expenses, partially offset by (i) higher professional fees of $7,617, (ii) higher costs related to the Services Agreement of $1,844, (iii) higher operating lease costs of $1,373, and (iv) higher fees related to the Sponsorship Sales and Service Representation Agreements of $1,182.
Selling, general and administrative expenses for the nine months ended March 31, 2025 increased $164 to $195,184 as compared to the prior year period driven by (i) higher professional fees of $11,518, (ii) higher operating lease costs of $5,138, and (iii) higher fees related to the Sponsorship Sales and Service Representation Agreements of $1,686, offset by lower employee compensation and related benefits of $15,701, primarily related to executive management transition costs recognized in the prior year period, lower sales and marketing costs of $2,202, and lower other general and administrative expenses.
Operating income
Operating income for the three months ended March 31, 2025 decreased $47,400, or 59%, to $32,342 as compared to the prior year period primarily due to higher direct operating expenses and, to a lesser extent, lower revenues.
Operating income for the nine months ended March 31, 2025 decreased $56,351, or 60%, to $37,384 as compared to the prior year period primarily due to higher direct operating expenses, partially offset by higher revenues.
Interest income
Interest income for the three months ended March 31, 2025 increased $574 to $1,051 as compared to the prior year period primarily due to higher average cash balances in the current year period, partially offset by lower average interest rates.
Interest income for the nine months ended March 31, 2025 increased $1,056, or 68%, to $2,605 as compared to the prior year period primarily due to higher average cash balances in the current year period, partially offset by lower average interest rates.
Interest expense
Interest expense for the three months ended March 31, 2025 decreased $1,901, or 27%, to $5,020 as compared to the prior year period primarily due to lower average borrowings under the Rangers Revolving Credit Facility in the current year period and lower average interest rates under the Knicks Revolving Credit Facility in the current year period.
Interest expense for the nine months ended March 31, 2025 decreased $4,607, or 22%, to $16,662 as compared to the prior year period primarily due to lower average borrowings under the Rangers Revolving Credit Facility in the current year period and lower average interest rates under the Knicks Revolving Credit Facility in the current year period.
Miscellaneous expense, net
Miscellaneous expense, net for the three months ended March 31, 2025 increased $4,340 to $5,743 as compared to the prior year period primarily due to higher unrealized losses in the current year period as compared to the prior year period related to the Company’s investments in Xtract One common stock and warrants and the net impact of the remeasurement of the fair value of assets under the Deferred Compensation Plan.
Miscellaneous expense, net for the nine months ended March 31, 2025 increased $2,401, or 22%, to $13,478 as compared to the prior year period primarily due to higher unrealized losses in the current year period related to the Company’s investments in equity investments without readily determinable fair values and Xtract One common stock and warrants, and lower unrealized gains in the current year period related to the remeasurement of the fair value of assets under the Deferred Compensation Plan.
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
The following are the reconciliations of operating income to adjusted operating income for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Operating income	$32,342	$79,742	$(47,400)	(59)%	$37,384	$93,735	$(56,351)	(60)%
Depreciation and amortization	823	788			2,396	2,372
Share-based compensation	3,900	7,350			14,159	18,069
Remeasurement of deferred compensation plan liabilities	(134)	821			973	1,556
Adjusted operating income	$36,931	$88,701	$(51,770)	(58)%	$54,912	$115,732	$(60,820)	(53)%
For the three months ended March 31, 2025, adjusted operating income decreased $51,770, or 58%, to $36,931 as compared to the prior year period. The decrease in adjusted operating income was primarily due to higher direct operating expenses and, to a lesser extent, lower revenues.
For the nine months ended March 31, 2025, adjusted operating income decreased $60,820, or 53%, to $54,912 as compared to the prior year period. The decrease in adjusted operating income was primarily due to higher direct operating expenses, partially offset by higher revenues.

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
As of March 31, 2025, we had $96,536 in Cash and cash equivalents. In addition, as of March 31, 2025, the Company’s deferred revenue obligations were $124,958, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites.
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
We believe we have sufficient liquidity, including approximately $96,536 in Cash and cash equivalents as of March 31, 2025, along with $258,000 of additional available borrowing capacity under existing credit facilities (as of March 31, 2025), to fund our operations and satisfy any obligations for the foreseeable future. If MSG Networks were to experience a bankruptcy or insolvency event (as set forth in each of the credit facilities), we would be prevented, absent a cure or waiver, from making borrowings under our revolving credit facilities. The Rangers Credit Agreement also includes an event of default upon a bankruptcy or insolvency event with respect to a material media rights counterparty, including MSG Networks. There were no borrowings outstanding under the Rangers Revolving Credit Facility as of March 31, 2025. In addition, we had an outstanding receivable balance of $30,101 as of March 31, 2025 from MSG Networks related to unpaid amounts under the media rights agreements. If MSG Networks were to experience a bankruptcy or insolvency event, some or all of this accounts receivable balance could be impaired.
Financing Agreements and Stock Repurchases
See Note 12 and Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2024 other than the New Sublease Agreement described in Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31,
	2025	2024
Net (loss) income	$(20,658)	$33,280
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:	21,038	24,407
Changes in working capital assets and liabilities	41,504	(73,907)
Net cash provided by (used in) operating activities	41,884	(16,220)
Net cash used in investing activities	(5,349)	(5,689)
Net cash (used in) provided by financing activities	(26,406)	26,234
Net increase in cash, cash equivalents and restricted cash	$10,129	$4,325
Operating Activities
Net cash provided by (used in) operating activities for the nine months ended March 31, 2025 improved by $58,104 to $41,884 as compared to the prior year period. The improvement was primarily due to changes in working capital assets and liabilities, partially offset by the decrease in net (loss) income adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) an increase in deferred revenue of $68,441 primarily due to higher collections of ticket, suites, and sponsorship sales in advance of recognition, (ii) a higher increase in accrued and other liabilities of $39,964 primarily due to increased accruals for NBA luxury tax in the current year period, (iii) a lower increase in prepaid expenses and other assets of $33,982 primarily due to a lower increase in contract assets in the current year period primarily due to lower revenue recognized under the Company’s local media rights agreements, and (iv) a decrease in net related party receivables of $10,327 primarily due to the timing of collections related to the Company’s Sponsorship Sales and Service Representation Agreements. These changes were partially offset by a higher increase in accounts receivable, net of $39,559 primarily due to higher accounts receivable from MSG Networks related to unpaid amounts under the local media rights agreements.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2025 decreased by $340 to $5,349 as compared to the prior year period primarily due to lower purchases of investments in the current year period, partially offset by higher capital expenditures.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2025 was $26,406 as compared to net cash provided by financing activities for the nine months ended March 31, 2024 of $26,234. This was primarily due to additional borrowings under the Company’s credit facilities in the prior year period and, to a lesser extent, the impact of principal repayments under the Rangers NHL Advance Agreement in the current year period and higher taxes paid in lieu of shares issued for equity-based compensation in the current year period. These were partially offset by lower repayments under the Company’s credit facilities in the current year period.
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
Goodwill
The carrying amount of goodwill as of March 31, 2025 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2025:

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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of March 31, 2025, we had a total of $267 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of March 31, 2025 and continuing for a full year would increase interest expense by approximately $2.7 million. See Note 12 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Credit Agreement, Rangers Credit Agreement, and Rangers NHL Advance Agreement.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Local Media Rights Are a Significant Revenue Stream for Our Business. Decreases in Local Media Rights Revenue Have Had an Adverse Effect on our Business and Results of Operations, and the Effect of Future Reductions, Including from a Bankruptcy of MSG Networks, Could be Material.
Business conditions impacting our broadcasting partner, MSG Networks, including the work-out or bankruptcy of MSG Networks (as discussed below) and/or actions by the NBA or NHL or their national broadcast partners, have in the past adversely affected and could in the future materially adversely affect the revenue that can be derived from these media rights.
In October 2015, the Knicks and the Rangers entered into 20-year local media rights agreements with MSG Networks, a regional sports network and wholly-owned subsidiary of Sphere Entertainment. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming.
In recent years, certain regional sports networks have experienced significant financial difficulties. For example, in March 2023, Diamond Sports Group, an unconsolidated subsidiary of Sinclair Broadcasting Group Inc., which licensed and distributed sports content in a number of regional markets, filed for protection under Chapter 11 of the bankruptcy code. As a result, the majority of Diamond Sports Group’s media rights agreements were either rejected in connection with the bankruptcy proceedings or expired without renewal. For example, during its bankruptcy, Diamond Sports Group ended its media rights agreements with a number of NHL, NBA and MLB teams, and emerged from bankruptcy owning rights to 29 teams (compared to 42 teams prior to its bankruptcy).
MSG Networks was not able to refinance its credit facilities prior to their maturity in October 2024 and entered into a forbearance agreement with its lenders while pursuing a work-out of its indebtedness. On April 25, 2025, MSG Networks announced that it had reached an agreement among its lenders, the Knicks and the Rangers, and Sphere Entertainment to support certain proposed transactions to reduce and restructure its credit facilities (collectively, the “Proposed Transactions”). As part of this debt restructuring, the Knicks and the Rangers agreed to certain amendments to those local media rights agreements, including, effective as of January 1, 2025, fee reductions of 28% for the Knicks and 18% for the Rangers with no annual rights fee escalators. As proposed, the term of the media rights agreements would also be reduced to end after the 2028-29 seasons, subject to a right of first refusal in favor of MSG Networks. As a result of the proposed amendments, the Company expects that media rights fees will be approximately $1.1 million lower for the three months ended June 30, 2025 compared to the prior year period. Stated annual local media rights fees, subject to adjustments in certain circumstances, including if the Company does not make available a minimum number of games to MSG Networks in the year, after consideration of the media rights amendments contemplated in the Transaction Support Agreement are anticipated to be approximately $162.9 million and $139.2 million for the years ending June 30, 2025 and 2026, respectively. The Proposed Transactions, including the amendments to the media rights agreements, are subject to the execution of definitive documentation. See “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Matters Affecting Comparability — Proposed Amendments to Media Rights Agreements” of this Quarterly Report on Form 10-Q for more information regarding the amendments to the local media rights agreements.
Although the parties have agreed to work together and use commercially reasonable and timely efforts to support, implement and finalize the Proposed Transactions, if the Proposed Transactions are not successfully implemented, MSG Networks could seek bankruptcy protection prior to the lenders exercising their rights under its credit facilities. MSG Networks may also seek bankruptcy protection if its business conditions deteriorate at a more rapid pace than it currently expects, including as a result of carriage disputes between MSG Networks and its distributors.
If MSG Networks were to discharge its media rights agreements with us as part of a bankruptcy proceeding, we would lose a significant recurring revenue stream, and would also lose the exposure provided by the MSG Networks broadcasting related to the Knicks and the Rangers, any of which could have a material negative effect on our business and results of operations. Although we would pursue alternative sources of distribution for home and away games of the Knicks and the Rangers, as well as other team-related programming, there can be no assurances as to the timing or success of such alternative sources of distribution, all of which would be subject to the approval of the applicable league.
In addition, we had an outstanding receivable balance of $30.1 million at March 31, 2025 from MSG Networks related to unpaid amounts under the media rights agreements. If MSG Networks were to experience a bankruptcy or insolvency event, some or all of this accounts receivable balance could be impaired, which may have a material adverse effect on our liquidity.
Financial difficulties by MSG Networks also may have negative implications under our credit facilities. For example, if MSG Networks were to experience a bankruptcy or insolvency event (as set forth in each of the Knicks Credit Agreement and Rangers Credit Agreement), we would be prevented, absent a cure or waiver, from making borrowings under our revolving credit facilities. Further, the Rangers Credit Agreement (as defined herein), which had no borrowings outstanding as of March 31, 2025, includes an event of default upon a bankruptcy or insolvency event with respect to a material media rights counterparty, including MSG Networks. See “— Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2025, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has funded and expects to continue to fund stock repurchases, if any, through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended March 31, 2025, the Company did not make any share repurchases under its share repurchase program.

Item 6. Exhibits
(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of January 6, 2025, between Madison Square Garden Sports Corp. and Victoria M. Mink (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2025).†

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May 2025.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer