Form 10-K
period 2025-06-30
Madison Square Garden Sports Corp.
filed 2025-08-12
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number: 1-36900
MADISON SQUARE GARDEN SPORTS CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-3373056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	,	New York	,	NY	10121
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (212) 465-4111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Sports Corp. computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.3 billion.
Number of shares of common stock outstanding as of July 31, 2025:

Class A Common Stock par value $0.01 per share	—	19,488,096
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2025 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Sports Corp., is a Nevada corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Sports, LLC and its direct and indirect subsidiaries.
The Company was originally incorporated in Delaware on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All of the outstanding common stock of the Company was distributed to MSG Networks stockholders (the “MSGS Distribution”) on September 30, 2015.
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
On June 10, 2025, the Company completed its conversion from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada.
Unless the context otherwise requires, all references to MSG Entertainment, Sphere Entertainment and MSG Networks refer to such entity, together with its direct and indirect subsidiaries.
The Company reports on a fiscal year basis ending on June 30th. In this Annual Report on Form 10-K, the years ended on June 30, 2025, 2024 and 2023 are referred to as “fiscal year 2025”, “fiscal year 2024”, and “fiscal year 2023”, respectively.
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
•Local media rights agreements with MSG Networks;
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
•Maximize the value of our exclusive live sports content. The Company receives a pro-rata share of fees related to the NBA’s and NHL’s national and international media rights agreements, which provides a significant recurring revenue stream for the Company. In July 2024, the NBA entered into new 11-year media rights agreements with The Walt Disney Company, NBCUniversal and Amazon, which will take effect starting with 2025-26 season and will expire following the 2035-36 season. The NHL’s U.S. national media rights agreements with The Walt Disney Company and WarnerMedia, LLC will expire following the 2027-28 season. The NHL’s agreement with Rogers Communications (Canada) was set to expire following the 2025-26 season, but in April 2025, the NHL and Rogers Communications entered into a new 12-year media rights agreement beginning with the 2026-27 season. In addition, the Company receives fees related to local media rights. In October 2015, the Knicks and the Rangers entered into 20-year local media rights agreements with MSG Networks, creating a significant recurring revenue stream for the Company. In June 2025, those respective agreements were amended in connection with the restructuring of the debt of subsidiaries of MSG Networks (see Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information) and are now set to expire at the end of the 2028-29 seasons. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. MSG Networks makes this content available to our fans on its regional sports networks, MSG Network and MSG Sportsnet, and through its direct to consumer and authenticated streaming offering, MSG+ (which is now included in the Gotham Sports streaming product).
•Utilize our unique assets and an integrated approach to drive sponsorship and suite sales. The Company possesses powerful and attractive assets that also benefit from being part of a broader sports, entertainment and media offering as a result of the Company’s various agreements with MSG Entertainment. These agreements enable us to partner with MSG Entertainment and Sphere Entertainment on an integrated approach to marketing partnerships and corporate hospitality solutions to drive sponsorship, signage and suite sales. For example:
◦Our assets are highly sought after by companies that value the popularity of our sports franchises, the demographic makeup of our fans, and our unique position in the New York market. The attractiveness of our assets is further strengthened by the Sponsorship Sales and Service Representation Agreements and Arena License Agreements (as defined below) with MSG Entertainment, which create compelling, broad-based marketing platforms by combining our professional sports brands and MSG Entertainment’s live entertainment assets and Sphere Entertainment’s media assets. This integrated approach to marketing partnerships — which delivers unrivaled sports, entertainment and media exposure in the New York market — has already attracted world-class partners such as JPMorgan Chase, Anheuser-Busch, Experience Abu Dhabi, Caesars Sportsbook, Delta Air Lines, Lenovo and its subsidiary Motorola, Dunkin Donuts, Benjamin Moore, Lexus, PepsiCo, Spectrum, Ticketmaster, MSC Cruises and Verizon, among others.
◦Our Arena License Agreements with MSG Entertainment enable MSG Entertainment to offer corporate hospitality solutions that bring together our live sporting events with MSG Entertainment’s live entertainment offerings and provide for the sharing of revenues from such offerings. For example, The Garden offers a variety of suite and club products, including 23 Event Level spaces consisting of 22 suites and an event level club, 58 Lexus Level suites, 18 Infosys Level suites, the Madison Club and the HUB Loft. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers, with the majority being multi-year agreements, most of which have annual escalators. We believe the unique combination of our live sporting events and MSG Entertainment’s live entertainment offerings, along with the continued importance of corporate hospitality to our guests, positions us well to continue to grow this area of the business.
•Continue to invest in the fan experience. The strong loyalty of our fans has been driven in part by our commitment to the fan experience, which we will continue to build on through our relationship with MSG Entertainment, owner and operator of The Garden. Working with MSG Entertainment, we offer first-class operations, innovative event presentation, premium food and beverage offerings, and unique and exclusive merchandise, as well as team apps designed to create a seamless experience for our fans. Our goal is to deliver the best in-venue experience in the industry — whether our guests are first-time visitors, repeat customers, season ticket holders, suite holders or club members.
Our Business
Our Sports Franchises
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, some of the greatest athletes to ever play the game and a large and passionate global fan base. As the Knicks head into the 2025-26 season, the team is coming off a trip to the Eastern Conference Finals.
New York Rangers
The Rangers hockey club is one of the NHL’s “Original Six” franchises. Heading into its centennial year, the Rangers are a storied franchise and one of the league’s marquee teams, with four Stanley Cup Championships and one of the most passionate, loyal and enthusiastic fan bases. The Rangers reached the Eastern Conference Finals two of the past four seasons and captured the Presidents’ Trophy for the league’s best regular season record in the 2023-24 season.
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
Media Rights
We generally license the local media rights for our sports teams’ home and away games. The Knicks and the Rangers are party to media rights agreements with MSG Networks covering the local telecast and radio rights for the Knicks and the Rangers. Each local telecast agreement has a remaining term of approximately four years.
Our Community
The Company has a long history of leveraging the power of its brands to benefit communities across the tri-state area.
The Company’s 2024 Corporate Social Responsibility Report can be found on our website under “Our Community”. As part of our company-wide philanthropic efforts, the Knicks and the Rangers both run large community-based youth sports programs — Jr. Knicks and Jr. Rangers — focused on eliminating barriers and creating more inclusive opportunities for all kids to enjoy basketball and hockey. Over 485,000 young people participated in these programs in fiscal year 2025. The Company is also dedicated to affecting positive change through other social impact and cause-related initiatives including philanthropic food and other in-kind donations. For example, we partnered with MSG Entertainment to host various theme nights during Knicks and Rangers games throughout the season and invited our employee resource groups (“ERGs”), which are open to all employees, to participate: Asian American and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women.
The Company also strengthened its commitment to higher education institutions to increase campus recruitment pipelines. In partnership with the Knicks and our social impact team, we hosted the 4th Annual Historically Black Colleges and Universities (“HBCU”) Night highlighting the important contributions of these institutions and awarded a $60,000 scholarship to a New York City high school student attending an HBCU in the fall.
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
Talent
As of June 30, 2025, we had 514 full-time union and non-union employees and 493 part-time union and non-union employees.
We are committed to fostering a strong, inclusive workplace community where all employees feel supported, valued and empowered to grow. Our approach includes:
A culture of accountability: Our performance management practices promote transparency, accountability, and alignment with our business goals. Through ongoing, actionable feedback and development-focused conversations, we support individual growth and recognize contributions at every level. Continuous learning is also promoted and supported through an online learning platform and tuition assistance.
Supporting total well-being: Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: domestic partner coverage; medical, dental and vision plan options; life insurance benefits for the employee and their dependents; a 401k plan with employer match; an employee assistance program which also provides assistance with child and elder care resources; legal support; pet insurance; wellness programs and financial planning seminars. These resources are intended to support the physical, emotional and financial well-being of our employees.
Meaningful employee engagement programs: We invest in meaningful programming that builds connections, recognition, and a sense of belonging across our workforce. From culture-focused campaigns and milestone celebrations to our Employee Resource Groups and employee recognition, these efforts reinforce our shared purpose of making the unforgettable happen.
In addition, approximately 11.4% of our employees were represented by unions as of June 30, 2025, most of whom are our players. There are 38 union employees subject to CBAs that expired as of June 30, 2025 and no union employees subject to CBAs that will expire by June 30, 2026.
Labor relations in general and in the sports industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. The NBA players and the NHL players are covered by CBAs between the National Basketball Players Association (“NBPA”) and the NBA and between the NHL Players’ Association (“NHLPA”) and the NHL, respectively. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. On June 30, 2011, the prior CBA between the NBA and NBPA expired and there was a work stoppage for approximately five months until a new CBA was entered into in December 2011. The current NBA CBA expires after the 2029-30 season, but each of the NBA and the NBPA has the right to terminate the CBA effective following the 2028-29 season. On September 15, 2012, the then-existing CBA between the NHL and NHLPA expired and there was a work stoppage for approximately four months until a new CBA was entered into in January 2013. The current NHL CBA expires on September 15, 2026 (with the possibility of a one-year extension in certain circumstances). On July 8, 2025, the NHL and the NHLPA announced that a new four-year CBA had been ratified by the NHL Board of Governors and the NHL players. The new NHL CBA expires after the 2029-30 season. The NBA and NHL playoff games for the 2019-20 seasons experienced postponements due to player, team and/or league protests and decisions.
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

Item 1A. Risk Factors
Sports Business Risks
Our Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. The Knicks and Rangers and other sports franchises compete for attendance, viewership and/or advertising, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, streaming devices and applications, and other alternative sources, as well as with other leisure-time activities and entertainment options in the New York City metropolitan area, such as television, motion pictures, concerts, music festivals and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment. During some or all of the basketball and hockey seasons, our sports teams face competition from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets), professional soccer (including the New York Red Bulls, the New York City Football Club and the NJ/NY Gotham FC), professional women’s basketball (including the New York Liberty), collegiate sporting events, such as the Big East basketball tournament, other sporting events, including those held at The Garden, and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other NHL hockey teams located in the New York City metropolitan area (the Islanders and the Devils) as well as with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with another NBA team located in the New York City metropolitan area (the Nets) as well as with other NBA teams and the NBA itself.
As a result of the large number of options available, we face strong competition for the New York City metropolitan area sports fan base. We must compete with these other sports teams and sporting events, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than us, and, as a consequence, our business and results of operations may be materially negatively affected. The success of our business is also largely dependent on our ability to attract strong attendance to our professional sports franchises’ home games at The Garden.
Our sports teams also compete with other teams in their leagues to attract players. For example, players who are free agents are generally permitted to sign with the team of their choice. These players may make their decision based upon a number of factors, including the compensation they are offered, the makeup and competitiveness of the team bidding for their services, geographic preferences and other non-economic factors. There can be no assurance that we will be able to retain players upon expiration of their contracts or draft, sign and develop talented players to replace those who leave for other teams, retire or are injured, traded or released.
Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and the Rangers, Which Cannot Be Assured.
Our financial results have historically been substantially dependent on, and are expected to continue to substantially depend in large part on, the Knicks and the Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. In addition, the popularity of our sports teams impacts television ratings, which could affect the long-term value of the media rights for the Knicks and/or the Rangers. Furthermore, success in the regular season may qualify one or both of our sports teams for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our sports teams and, more importantly, by generating increased excitement and interest in our sports teams, which can help drive a number of our revenue streams, including by improving attendance and sponsorships, in subsequent seasons. The Knicks last qualified for the post-season during the 2024-25 NBA season and the Rangers last qualified for the post-season during the 2023-24 NHL season. In addition, league, team and/or player actions or inactions, including protests, may impact the popularity of the Knicks, the Rangers or the leagues in which they play. There can be no assurance that any of our sports teams, including the Knicks and the Rangers, will maintain continued popularity or compete in post-season play in the future.

Our Basketball and Hockey Decisions, Especially Those Concerning Player and Coach Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.
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
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have increased significantly and are expected to continue to increase significantly in the future. Although CBAs between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. In addition, both of the NBA and NHL CBAs include salary floors, which limit our ability to decrease costs below a certain amount. Future CBAs may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we have paid the NBA a luxury tax in the past and we may also be obligated to pay the NBA a luxury tax in future years, the calculation of which is determined by a formula based on the aggregate salaries paid to our Knicks players. The Knicks were a luxury tax payer for the 2024-25 season and therefore did not receive receipts that were distributed to non-tax paying teams. Based on the current roster, the Knicks would also be a luxury tax payer for the 2025-26 season. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Expenses — Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax.”
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
•The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the local, national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our sports teams and the leagues, and the Internet and mobile-based activities of our sports teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. For example, during the fiscal year ended June 30, 2025, the NBA entered into new national media rights agreements that increased the number of games available for national distribution. We receive a share of the income the NBA and the NHL generate from these contracts, which expire at various times. There can be no assurance that the NBA or the NHL will be able to renew or replace these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. Even though we agreed to substantially reduce the amount of media rights fees we receive from MSG Networks for the right to telecast games of the Knicks and the Rangers, we still receive significant revenues from MSG Networks for media rights. Changes to league rules, regulations and/or agreements, including changes to league schedules and national and international media rights, have in the past impacted and in the future will likely continue to impact the availability of games covered by our local media rights and negatively affect the rights fees we receive from MSG Networks, which could negatively affect our business and results of operations. For example, under the new NBA media rights agreements, when the NBA allocates additional Knicks games to the national broadcasters, our revenues under the local media rights agreements with MSG Networks would likely be reduced.
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
•The NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2025, the Knicks and the Rangers recorded approximately $81.7 million in estimated revenue sharing expenses, net of escrow. The actual amounts for the 2024-25 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player and Coach Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may be substantially impacted by serious and/or untimely injuries to, or illness of, our players. Even if we take health and safety precautions and comply with government protocols, our players may nevertheless contract serious illnesses or suffer serious injuries, and, as a result, our ability to participate in games may be substantially impacted. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury.

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
Business conditions impacting our broadcasting partner, MSG Networks, including the work-out of MSG Networks (as discussed below) and/or actions by the NBA or NHL or their national broadcast partners, have in the past adversely affected and could in the future materially adversely affect the revenue that can be derived from these media rights.
In October 2015, the Knicks and the Rangers entered into 20-year local media rights agreements with MSG Networks, a regional sports network and wholly-owned subsidiary of Sphere Entertainment. These agreements provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming.
In recent years, regional sports networks, including MSG Networks, have experienced significant financial difficulties.
MSG Networks was not able to refinance its credit facilities prior to their maturity in October 2024. After a series of forbearances from its lenders, on June 27, 2025, MSG Networks restructured its indebtedness, with MSG Networks’ lenders writing off approximately $510 million of indebtedness. As part of MSG Networks’ debt restructuring process, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and the Knicks and the Rangers, on the other hand, were amended to effect fee reductions of 28% for the Knicks and 18% for the Rangers, both effective as of January 1, 2025, with no annual rights fee escalators. In addition, the term of the media rights agreements was reduced to end after the 2028-29 seasons, subject to a right of first refusal in favor of MSG Networks. As a result of the amendments, media rights fees for the Knicks and the Rangers were approximately $17.9 million lower for the fiscal year ended June 30, 2025 compared to the prior fiscal year. Local media rights revenues for the Knicks and the Rangers totaled $157.4 million in the fiscal year ended June 30, 2025, compared to $175.3 million in the fiscal year ended June 30, 2024. Stated annual local media rights fees, subject to reduction in certain circumstances, including if the Company does not make available a minimum number of games in the year, after consideration of the media rights amendments are approximately $139.2 million for the year ending June 30, 2026 as compared to $162.9 million in stated annual local media rights fees for the year ended June 30, 2025. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Matters Affecting Comparability — Amendments to Media Rights Agreements” for more information regarding the amendments to the local media rights agreements.
Although MSG Networks completed the workout of its indebtedness on June 27, 2025, MSG Networks could in the future default on its obligations under the media rights agreements or seek bankruptcy protection, including as a result of loss carriage of its programming by its distributors through non-renewal of affiliation agreements, loss of subscribers or transition of MSG Networks to a more limited tier of service.
If MSG Networks were to default on its media rights agreements with us or discharge its media rights agreements with us as part of a bankruptcy proceeding or otherwise, we would lose a significant recurring revenue stream, and would also lose the exposure provided by the MSG Networks broadcasting related to the Knicks and the Rangers, any of which could have a material negative effect on our business and results of operations. Although we would pursue alternative sources of distribution for home and away games of the Knicks and the Rangers, as well as other team-related programming, there can be no assurances as to the timing or success of such alternative sources of distribution, all of which would be subject to the approval of the applicable league.

Financial difficulties by MSG Networks also may have negative implications under our credit facilities. For example, if MSG Networks were to experience a bankruptcy or insolvency event (as set forth in each of the Knicks Credit Agreement and Rangers Credit Agreement), we would be prevented, absent a cure or waiver, from making borrowings under our revolving credit facilities. Further, the Rangers Credit Agreement (as defined herein), which had no borrowings outstanding as of June 30, 2025, includes an event of default upon a bankruptcy or insolvency event with respect to a material media rights counterparty, including MSG Networks. See “— Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.”
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
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may lead to reductions in, among other things, corporate sponsorship and advertising and decreases in attendance at live sports events, demand for suite licenses and food and beverage and merchandise sales, some of which we have experienced in the past and may experience in the future. In addition, inflation, which has risen significantly in recent years, has resulted in and may continue to result in increased operational costs. Volatility in, and uncertainty regarding inflation rates, as well as continued elevated interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, disruptions to financial markets, inflation, recession, high unemployment, reduced tourism and other geopolitical events, including another outbreak similar to the COVID-19 pandemic, and the resulting negative effects on consumers’ and businesses’ discretionary spending have in the past materially negatively affected, and may in the future materially negatively affect, our business and results of operations.
Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.
Our subsidiaries have incurred substantial indebtedness. In 2021, each of New York Knicks, LLC and New York Rangers, LLC, each wholly-owned subsidiaries of the Company, amended and restated its prior credit agreement (as amended, amended and restated, supplemented, waived or otherwise modified from time to time, the “Knicks Credit Agreement” and the “Rangers Credit Agreement,” respectively) with a syndicate of lenders providing for senior secured revolving credit facilities of $275 million and $250 million, respectively (the “Knicks Revolving Credit Facility” and the “Rangers Revolving Credit Facility,” respectively). As of June 30, 2025, the outstanding balance under the Knicks Revolving Credit Facility was $267 million and the Rangers Revolving Credit Facility was undrawn. Both credit facilities expire in December 2026. Furthermore, in 2020, New York Rangers, LLC received a $30 million advance from the NHL, which is payable upon demand by the NHL (the “NHL Advance Agreement”). As of June 30, 2025, the outstanding balance under the NHL Advance Agreement was $24 million.
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
Furthermore, the substantial majority of our indebtedness and available borrowing capacity, including any borrowings under the Knicks Revolving Credit Facility and the Rangers Revolving Credit Facility, bear interest at variable rates that are linked to changing market interest rates. As a result, increases in market interest rates increase our interest expense and our debt service obligations. For example, our interest expense increased from approximately $22.9 million in fiscal year 2023 to approximately $27.6 million in fiscal year 2024, despite a reduction in the aggregate outstanding principal amount of the revolving credit facilities. If interest rates were to increase in the future (including in connection with rising inflation), this would further increase the amount of interest expense that we would have to pay in connection with our variable interest rate indebtedness, which could cause our interest expense to be substantial relative to our revenues and cash outflows.
All borrowings under the Knicks Revolving Credit Facility and the Rangers Revolving Credit Facility are subject to the satisfaction of certain conditions, including representations as to the absence of a bankruptcy event (as defined in the respective credit agreements) with respect to the obligor under any local media rights agreement. In addition, the Rangers Credit

Agreement includes an event of default that is implicated by a bankruptcy event with respect to a material media rights counterparty, including MSG Networks. If MSG Networks were to experience a bankruptcy event, the Knicks and the Rangers would be prevented, absent a cure or waiver, from making additional borrowings under the revolving credit facilities. In addition, the Rangers would be required, absent a cure or waiver, to repay any amounts borrowed under the Rangers Revolving Credit Facility (which is currently undrawn).
The Knicks Credit Agreement includes covenants and events of default that may be implicated by a shortfall in the amount of national media rights revenue received by the Knicks. The Rangers Credit Agreement includes covenants and events of default that may be implicated by a shortfall in the amount of national and local media rights revenue received by the Rangers. If the NBA and/or NHL 2025-26 seasons are delayed, shortened, suspended or cancelled, the Knicks or the Rangers may be required, absent a cure or waiver, to repay certain amounts borrowed under the revolving credit facilities. If we are unable to repay such amounts due to liquidity constraints, we may need to pursue other sources of financing, including through issuances of equity and/or asset sales.
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
We Have in the Past Incurred Substantial Net Losses, Operating Losses, Adjusted Operating Losses and Negative Cash Flow and There Can Be No Assurance We Will Not Incur Net Losses, Operating Losses, Adjusted Operating Losses or Negative Cash Flow Again in the Future.
We incurred a net loss of approximately $22.4 million in the fiscal year ended June 30, 2025. We have, in prior periods, incurred operating losses, adjusted operating losses and negative cash flow and there can be no assurance that we will not incur net losses, operating losses, adjusted operating losses or negative cash flow again in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses will likely be considered by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
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
The Garden is subject to zoning and building regulations, including a zoning special permit. The original permit was granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years and again in September 2023 for five years. The Garden sits above Penn Station. The federal government and relevant rail agencies are considering proposals to redevelop Penn Station, which proposed redevelopment would impact The Garden. Certain government officials and special interest groups have in the past used, and may in the future use, the renewal process for the zoning special permit to pressure MSG Entertainment to contribute to the redevelopment of Penn Station, relocate The Garden or sell all or portions of The

Garden complex. For example, in June 2023, the New York Metropolitan Transportation Authority, New Jersey Transit and Amtrak, which operate commuter rail services from Penn Station, issued a compatibility report asserting that The Garden imposes severe constraints on Penn Station that restrict efforts to make its desired improvements. There can be no assurance regarding the future renewal of the permit or the terms thereof, and the failure to obtain such renewal or to do so on favorable terms could have a material negative effect on our business.
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
A Change to or Withdrawal of a New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities, such as parking lots and transit improvements. The Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2025, the tax exemption was $43.0 million. From time to time there have been calls to repeal or amend the tax exemption. For example, in January 2023, a number of elected representatives from New York issued a public letter, and in July 2023, the New York City Independent Budget Office issued a public report, in each case noting the tax exemption status should be reexamined. Any repeal of the tax exemption status would require legislative action by the New York State legislature.
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
Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Labor difficulties may include players’ strikes or protests or management lockouts. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. For example, the NHL has experienced lockouts in the past that resulted in a regular season being shortened and the cancellation of the entire season, with a recent lockout during the 2012-13 NHL season, which resulted in a regular season that was shortened from 82 to 48 games. The current NHL CBA expires on September 15, 2026 (with the possibility of a one-year extension in certain circumstances). On July 8, 2025, the NHL and the NHLPA announced that a new four-year CBA had been ratified by the NHL Board of Governors and the NHL players. The new NHL CBA expires after the 2029-30 season. The NBA has also experienced lockouts in the past that resulted in regular seasons being shortened, with the most recent lockout during the 2011-12 season, which resulted in a regular season that was shortened from 82 games to 66 games. The current NBA CBA expires after the 2029-30 season, but each of the NBA and NBPA has the right to terminate the CBA effective following the 2028-29 season. Labor disputes, such as players’ strikes, protests or lockouts, with the unions with which we have CBAs have in the past had and could in the future have a material negative effect on our business and results of operations.
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
We have various agreements with Sphere Entertainment, including local media rights agreements with MSG Networks (a wholly-owned subsidiary of Sphere Entertainment) which provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. In addition, in connection with the Sphere Distribution, we agreed to provide Sphere Entertainment with indemnities with respect to liabilities arising out of our businesses and Sphere Entertainment agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to Sphere Entertainment. See “— Local Media Rights Are a Significant Revenue Stream for Our Business, Decreases in Local Media Rights Revenue Have Had an Adverse Effect on our Business and Results of Operations, and the Effect of Future Reductions, Including from a Bankruptcy of MSG Networks, Could be Material.”
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
Our business is subject to a variety of laws and regulations, including working conditions, labor, immigration and employment laws, health, safety and sanitation requirements, and laws relating to ticketing practices and tax regulations. In addition, our business may be subject to future laws and regulations in these and other areas, which may create incremental and new compliance obligations. We are unable to predict the outcome or effects of any potential legislative or regulatory proposals on our businesses. Any changes to the legal and regulatory framework applicable to our businesses could have an adverse impact on our business and results of operations.
Changes in tax regulations could limit the availability of tax benefits or deductions that the Company expects to claim or otherwise increase the taxes imposed on the Company’s operations. For example, to the extent the expansion of Section 162(m) of the U.S. Internal Revenue Code, which will become effective for the Company’s fiscal year ending June 30, 2028, reduces the amount of tax deductions available to us, our income tax expense would increase, which would reduce our net income.
Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability that could have a material negative effect on our business and results of operations.

Our business was also materially impacted by government actions taken in response to the COVID-19 pandemic, and could be materially impacted by government actions in response to a pandemic or other public health emergency in the future. See “ — Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Other Public Health Emergency, such as the COVID-19 Pandemic.”
In addition, changes in international trade policies and practices, including tariffs, and the economic impacts, volatility and uncertainty resulting therefrom, could have an adverse impact on our business and results of operations.
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
The data protection landscape continues to evolve in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and numerous other states including New Jersey, Virginia, Colorado, Utah and Connecticut have also passed similar laws, and various additional states may do so in the near future. Additionally, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business. As new privacy- and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance with such laws and regulations, may increase.
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
If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA, which took effect in January 2023. Numerous other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
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
In addition, we are required to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could provide information to bad actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
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
We have two classes of common stock:
•Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which is entitled to one vote per share and is entitled collectively to elect a number of directors constituting at least 25% of our Board of Directors; and
•Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), which is generally entitled to ten votes per share and is entitled collectively to elect the remainder of our Board of Directors.
As of June 30, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 2.6% of our outstanding Class A Common Stock and approximately 70.7% of the total voting power of all our outstanding common stock (in each case, inclusive of options exercisable and RSUs vesting within 60 days of June 30, 2025) in matters other than the election of directors. Of that amount, certain Dolan family trusts (the “Excluded Trusts”) collectively own 76.5% of the outstanding Class B Common Stock. The trustees of the Excluded Trusts are members of the Dolan family. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of holders of our Class B Common Stock (other than the Excluded Trusts) to be cast as a block with respect to all matters to be voted on by such holders of Class B Common Stock.
Shares of Class B Common Stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (other than the Excluded Trusts) are to be voted on all matters in accordance with the determination of the Dolan Family Committee. The “Dolan Family Committee” consists of James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction.
The Dolan Family Group, which includes the Excluded Trusts is able to prevent a change in control of the Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group. The Dolan Family Group, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our articles of incorporation and the approval of fundamental corporate transactions.
In addition, the affirmative vote or consent of the holders of at least 66 2⁄3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:
•the authorization or issuance of any additional shares of Class B Common Stock; and
•any amendment, alteration or repeal of any of the provisions of our articles of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
As a result, the Dolan Family Group, which includes the Excluded Trusts, also has the power to prevent such issuance or amendment.
The Dolan Family Group also controls MSG Entertainment, Sphere Entertainment and AMC Networks Inc. (“AMC Networks”).

We Have Elected to Be a “Controlled Company” for NYSE Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of NYSE.
Members of the Dolan Family Group have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of The New York Stock Exchange (“NYSE”). As a controlled company, we have the right to elect not to comply with the corporate governance rules of NYSE requiring: (i) a majority of independent directors on our Board, (ii) an independent corporate governance and nominating committee and (iii) an independent compensation committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board of Directors has elected to comply with the NYSE requirement for an independent compensation committee.
Future Stock Sales, Including as a Result of the Exercise of Registration Rights by Certain of Our Stockholders, Could Adversely Affect the Trading Price of Our Class A Common Stock.
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with members of the Dolan Family Group, certain Dolan family interests, and the Dolan Family Foundation that provide them with “demand” and “piggyback” registration rights with respect to approximately 5.0 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
Transfers and Ownership of Our Common Stock Are Subject to Restrictions Under Rules of the NBA and NHL and Our Articles of Incorporation Provide Us with Remedies Against Holders Who Do Not Comply with Those Restrictions.
The Company is the owner of professional sports franchises in the NBA and NHL. As a result, transfers and ownership of our common stock are subject to certain restrictions under the governing documents of the NBA and NHL as well as the Company’s consent and other agreements with the NBA and NHL in connection with their approval of the MSGS Distribution and the Sphere Distribution. These restrictions are described under “Description of Capital Stock — Class A Common Stock and Class B Common Stock — Transfer Restrictions” in Exhibit 4.5 to this Annual Report on Form 10-K. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or NHL as a result of violations of these restrictions, our articles of incorporation provide that, if a transfer of shares of our common stock to a person or the ownership of shares of our common stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of common stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Directors, Officers and Employees with MSG Entertainment, Sphere Entertainment and/or AMC Networks, Which Means Those Officers and Directors Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment and Sphere Entertainment and as Non-Executive Chairman of AMC Networks, and our Executive Vice President, David Granville-Smith, also serves as the Executive Vice President of Sphere Entertainment and AMC Networks. Furthermore, eight members of our Board of Directors (including James L. Dolan) are also directors of MSG Entertainment, nine members of our Board of Directors (including James L. Dolan) are also directors of Sphere Entertainment and six members of our Board of Directors (including James L. Dolan) are also directors of AMC Networks. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Entertainment, Sphere Entertainment and AMC Networks. Further, our Senior Vice President, Deputy General Counsel and Secretary, Mark C. Cresitello, also serves as Senior Vice President, Deputy General Counsel and Secretary of MSG Entertainment and Sphere Entertainment. We refer to these persons as “Overlap Persons.” As a result, these Overlap Persons do not devote their full time and attention to the Company’s affairs. The Overlap Persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Entertainment, Sphere Entertainment and/or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Entertainment, Sphere Entertainment or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors, officers and employees hold stock and/or stock options or other equity awards of an Other Entity. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for the Company and an Other Entity. See “Certain Relationships and Potential Conflicts of Interest” in the Company’s Definitive Proxy Statement filed with the SEC on October

24, 2024 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Entertainment, Sphere Entertainment and/or AMC Networks that may arise.
Our Overlapping Directors and Executive Officers with MSG Entertainment, Sphere Entertainment and/or AMC Networks May Result in the Diversion of Corporate Opportunities to MSG Entertainment, Sphere Entertainment and/or AMC Networks and Other Conflicts, and Provisions in Our Articles of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s articles of incorporation acknowledge that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of an Other Entity and their respective subsidiaries and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s articles of incorporation provide that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our articles of incorporation) to one or more Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our articles of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Duties of Directors and Officers Regarding Potential Business Opportunities; Renunciation of Interest in Potential Business Opportunities” in Exhibit 3.1 to this Annual Report on Form 10-K for more information.
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
Our Audit Committee is responsible for overseeing the Company’s risk management on behalf of our Board of Directors, which includes overseeing the Company’s management of its cybersecurity and data privacy. The CSO (or a senior member of his team) reports annually to the Audit Committee regarding the Company’s information security and cybersecurity risks. In addition, the Company’s CFO and Head of Legal communicate with the Company’s Audit Committee or its chair upon the occurrence of specified types of cybersecurity-related events, in accordance with the Company’s incident response policy. The Head of Legal, the CFO and the Vice President, Internal Audit & SOX of MSG Entertainment (who provides services to the Company) also attend quarterly meetings of the Audit Committee to provide quarterly reports with updates on, among other things, cybersecurity risks facing the Company and the occurrence of cybersecurity-related events during each quarter. The Audit Committee reports to the Board of Directors at least annually regarding its responsibilities and actions taken throughout the year, which includes any significant activities regarding its oversight of risks from cybersecurity threats.
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
The Company is party to a Sublease Agreement with MSG Entertainment for office space of approximately 64,000 square feet housing the Company’s administrative and executive offices at Two Pennsylvania Plaza in New York City.
Item 3. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), is listed on the NYSE under the symbol “MSGS.”
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from June 30, 2020 through June 30, 2025. The comparison assumes an investment of $100 on June 30, 2020 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
6/30/25
Madison Square Garden Sports Corp.
Russell 3000 Index
Bloomberg Americas Entertainment Index

	6/30/20	6/30/21	6/30/22	6/30/23	6/30/24	6/30/25
Madison Square Garden Company Sports Corp.	$100.00	$117.48	$102.80	$134.02	$134.08	$148.92
Russell 3000 Index	100.00	144.16	124.18	147.71	181.87	209.69
Bloomberg Americas Entertainment Index	100.00	230.15	121.64	144.03	145.28	155.90
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2025, there were 552 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2025, there were 15 holders of record of our Class B Common Stock.
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
Issuer Purchases of Equity Securities
As of June 30, 2025, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended June 30, 2025, the Company did not engage in any share repurchase activity under its share repurchase program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) including stated annual local media rights fees for the year ending June 30, 2026. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams;
•costs associated with player injuries, waivers or contract terminations of players, coaches and other team personnel;
•changes in professional sports teams’ compensation, including the impact of signing free agents and executing trades, subject to league salary caps and the impact of luxury tax;
•general economic conditions, especially in the New York City metropolitan area, including any economic downturn, recession, financial instability or inflation;
•the demand for sponsorship arrangements and for advertising;
•competition, for example, from other teams and other sports and entertainment options;
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
•developments affecting the regional sports network industry, including the effects of such developments on MSG Networks Inc.’s (“MSG Networks”) solvency and its ability to perform its obligations under its local media rights agreements with us;
•a default by our subsidiaries under their respective credit facilities;
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
•a pandemic or another public health emergency, including a resurgence of the COVID-19 pandemic, and our ability to effectively manage the impacts, including labor market disruptions;
•activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including Madison Square Garden Arena (“The Garden”) where the home games of the New York Knickerbockers (the “Knicks”) and the New York Rangers (the “Rangers”) are played;
•the impact of governmental regulations or laws, changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions (including for The Garden) and the ability for us and Madison Square Garden Entertainment Corp. (“MSG Entertainment”) to maintain necessary permits or licenses;
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
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed approximately 67% of the issued and outstanding shares of common stock of MSG Entertainment to its stockholders (the “MSGE Distribution”). All agreements between the Company and MSG Entertainment described herein were between the Company and Sphere Entertainment prior to the MSGE Distribution (except agreements entered into after the MSGE Distribution Date).
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
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2025 and 2024. For the comparison of our results of operations for the years ended June 30, 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 13, 2024.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2025 and 2024. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off-balance sheet arrangements that existed as of June 30, 2025.
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

Business Overview
The Company owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the Knicks of the NBA and the Rangers of the NHL. Both the Knicks and the Rangers play their home games at The Garden. The Company’s other professional sports franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. Our professional sports franchises are collectively referred to herein as “our sports teams” or the “teams.” In addition, the Company previously owned a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. In April 2023, the Company sold its controlling interest in CLG to Hard Carry Gaming Inc. (“NRG”), a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
Revenue Sources
We earn revenue from several primary sources: ticket sales and a portion of suite rental fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, sponsorships and signage, food and beverage sales at The Garden and merchandising. We also earn substantial fees from MSG Networks for the local media rights to telecast the games of our sports teams. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our sports teams and general economic and health and safety conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets and premium hospitality, potentially greater food, beverage and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year.
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
The Company and MSG Networks are parties to media rights agreements covering the local telecast rights for the Knicks and the Rangers. On June 27, 2025, our sports teams and MSG Networks entered into amendments with respect to the media rights agreements. See “— Factors Affecting Operating Results — Amendments to Media Rights Agreements” for more information.
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
Other
Amounts collected for ticket sales, media rights, suite licenses and clubs, sponsorships, and venue signage in advance the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue and are recognized as revenues when earned.
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
In addition, we are party to long term leases with MSG Entertainment that end June 30, 2055 that allow the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”). The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ending June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year. Recognition of operating lease costs is recorded on a straight-line basis over the term of the applicable agreement based upon the value of total future payments under the arrangement. Operating lease costs associated with the Knicks and the Rangers playing home games at The Garden includes operating lease costs of (i) $44,052 and $42,769 of expense paid in cash for the years ended June 30, 2025 and 2024, respectively, and (ii) a non-cash expense of $23,566 and $24,850 for the years ended June 30, 2025 and 2024, respectively.
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
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the NBA CBA), with the amount of luxury tax owed determined based on that season’s luxury tax bracket and tax rates. The luxury tax bracket for the 2024-25 season was $5,168 and the luxury tax bracket for subsequent seasons will increase annually at the same rate as the NBA salary cap. Through the 2024-25 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $3.25 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, through the 2024-25 season, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Beginning with the 2025-26 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.00 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $4.75 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, beginning with the 2025-26 season, for teams that are taxpayers in at least three of the four previous seasons, the above tax rates are increased by $2.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan (described below) and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. For the 2024-25 season, the Knicks were a luxury tax payer and we recorded luxury tax expense of $38,035 for the year ended June 30, 2025. For the 2023-24 season, the Knicks were not a luxury tax payer and we recorded $11,968 of luxury tax proceeds from tax-paying teams for the year ended June 30, 2024. Tax obligations for years beyond the 2024-25 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
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
The NBA also has a revenue sharing plan that generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to potential reduction based on individual team market size. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues (as defined in the plan); 50% of aggregate league-wide luxury tax proceeds (see above); and collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources and are recorded as revenues from league distributions.
Our net provisions for revenue sharing, net of escrow, for the year ended June 30, 2025 was approximately $37,904. The actual amounts for the 2024-25 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
NHL CBA. The current NHL CBA expires on September 15, 2026 (with the possibility of a one-year extension in certain circumstances). On July 8, 2025, the NHL and the National Hockey League Players’ Association (“NHLPA”) announced that a new four-year CBA had been ratified by the NHL Board of Governors and the NHL players. The new NHL CBA expires after the 2029-30 season. The NHL CBA provides for a salary floor (i.e., a floor on each team’s aggregate player salaries) and a “hard” salary cap (i.e., teams may not exceed a stated maximum, which is adjusted each season based upon league-wide revenues).
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
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds not more than 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. Our net provisions for revenue sharing, net of escrow, for the year ended June 30, 2025 was approximately $43,828. The actual amounts for the 2024-25 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.
The new NHL CBA includes certain changes to league rules and regulations, including replacing one preseason home game with a regular season home game, and changes to the revenue sharing plan which, beginning with the 2026-27 season, will be funded as follows: a) 50% from contributions by the top eleven revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game in the first round of the playoffs and 50% of its gate receipts for each home playoff game in subsequent playoff rounds; and (c) the remainder from centrally-generated NHL sources.
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
Other Expenses
Other expenses primarily include Selling, general and administrative expenses that consist of (i) administrative costs, including compensation, costs under the Company’s services agreement with MSG Entertainment, operating lease costs and professional fees, (ii) fees related to the Company’s Sponsorship Sales and Service Representation Agreements (as defined below), and (iii) sales and marketing costs.

Factors Affecting Operating Results
General
Our operating results are largely dependent on the continued popularity and/or on-court or on-ice competitiveness of our Knicks and Rangers teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these transactions was $49,148 and $781 for fiscal years 2025 and 2024, respectively. These expenses add to the volatility of our operating results. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. Our performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — Economic and Business Relationship Risks —Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Amendments to Media Rights Agreements
On June 27, 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and Knicks LLC and Rangers LLC (each as defined herein), on the other hand, were amended, as follows:
•New York Knicks:
◦A modification to the annual rights fee to effect a 28% reduction as of January 1, 2025;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks;
•New York Rangers:
◦A modification to the annual rights fee to effect an 18% reduction as of January 1, 2025;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks; and
Concurrent with the amendments to the media rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
As a result of the amendments to the media rights agreements, media rights fees revenues for the year ended June 30, 2025 have been recorded at the applicable reduced rate described above. The Company will also record media rights fees revenues reflecting the reduced rates described above in future periods.

Results of Operations
Comparison of the Year Ended June 30, 2025 versus the Year Ended June 30, 2024
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2025	2024	Amount	Percentage
Revenues	$1,039,220	$1,027,149	$12,071	1%

Direct operating expenses	755,118	616,514	138,604	22%
Selling, general and administrative expenses	266,076	261,433	4,643	2%
Depreciation and amortization	3,218	3,164	54	2%
Operating income	14,808	146,038	(131,230)	(90)%
Other income (expense):
Interest income	4,034	2,787	1,247	45%
Interest expense	(21,652)	(27,589)	5,937	(22)%
Miscellaneous expense, net	(14,462)	(15,568)	1,106	(7)%
(Loss) income before income taxes	(17,272)	105,668	(122,940)	NM
Income tax expense	(5,166)	(46,897)	41,731	(89)%
Net (loss) income	$(22,438)	$58,771	$(81,209)	NM

NM — Percentage is not meaningful
Revenues
Revenues for the year ended June 30, 2025 increased $12,071, or 1%, to $1,039,220 as compared to the prior year. The net increase was attributable to the following:

Increase in pre/regular season ticket-related revenues	$14,911
Increase in sponsorship and signage revenues	11,362
Increase in suite revenues	10,857
Increase in revenues from league distributions	8,013
Decrease in revenues from local media rights fees	(17,935)
Decrease in playoff related revenues	(13,233)
Decrease in pre/regular season food, beverage and merchandise sales	(1,944)
Other net increases	40
$12,071
The increase in pre/regular season ticket-related revenues was primarily due to higher average per-game revenue.
The increase in sponsorship and signage revenues was primarily due to higher net sales of existing sponsorship and signage inventory.
The increase in suite revenues was primarily due to higher net sales of suite products.
The increase in revenues from league distributions was primarily due to an increase in certain league distributions unrelated to national media rights fees and increased national media rights fees in the current year, partially offset by the absence of a non-recurring territorial fee from the NHL of approximately $7 million recognized in the prior year.
The decrease in revenues from local media rights fees was primarily due to a reduction in local media rights fees for the 2024-25 season as a result of amendments to the Knicks’ and Rangers’ local media rights agreements with MSG Networks entered into in the fourth quarter of fiscal year 2025. Stated annual local media rights fees, subject to adjustments in certain circumstances, including if the Company does not make available a minimum number of games in the year, after consideration of the media rights amendments are $139,237 for the year ending June 30, 2026 as compared to $162,939 in stated annual local media rights fees for the year ended June 30, 2025.

The decrease in playoff related revenues was primarily due to the Rangers playing eight home playoff games in the prior year as compared to not qualifying for the playoffs in the current year. This decrease was partially offset by higher per-game Knicks playoff revenue and the Knicks playing an additional two home playoff games at The Garden in the current year as compared to the prior year. The Knicks played nine home playoff games at The Garden in the current year as the team advanced to the Eastern Conference Finals as compared to seven home playoff games in the prior year.
The decrease in pre/regular season food, beverage and merchandise sales was primarily due to lower online sales of merchandise. Merchandise sales for the year ended June 30, 2024 included the positive impact of new Rangers’ jersey launches.
Direct operating expenses
Direct operating expenses generally include:
•compensation expense for our sports teams’ players and certain other team personnel;
•arena license fees recognized as operating lease costs associated with the Knicks and the Rangers playing home games at The Garden;
•cost of team personnel transactions for waivers/contract termination costs, trades, and season-ending player injuries (net of anticipated insurance recoveries) of players and other team personnel, including coaches;
•NBA and NHL revenue sharing (net of escrow and excluding playoffs) and NBA luxury tax;
•other team operating expenses including variable day-of-event costs, team travel, player insurance, operating costs of the Company’s training center, and league assessments; and
•the cost of merchandise sales.
Direct operating expenses for the year ended June 30, 2025 increased $138,604, or 22%, to $755,118 as compared to the prior year. The net increase was attributable to the following:

Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$62,628
Increase in net provisions for certain team personnel transactions	48,367
Increase in team personnel compensation	32,820
Increase in other team operating expenses	1,367
Decrease in playoff related expenses	(5,786)
Decrease in pre/regular season expense associated with merchandise sales	(792)
$138,604
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Years Ended June 30,		Increase
	2025	2024
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$106,962	$44,334	$62,628
The increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax was primarily due to higher NBA luxury tax expense and, to a lesser extent, higher provisions for league revenue sharing expense (net of escrow and excluding playoffs). The increase in NBA luxury tax expense was the result of the Knicks being a significant luxury tax payer for the 2024-25 season, whereas the Knicks were not a luxury tax payer for the 2023-24 season. The Knicks received an equal share of the portion of luxury tax receipts that were distributed to non-paying teams for the 2023-24 season. Based on the current roster the Knicks would be a luxury tax payer for the 2025-26 season, however the final determination will be based upon the Knicks roster at the end of the 2025-26 regular season.
The actual net provisions for league revenue sharing expense (net of escrow and excluding playoffs) for the 2024-25 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.

Net provisions for certain team personnel transactions were as follows:

	Years Ended June 30,		Increase (Decrease)
	2025	2024
Waivers/contract terminations	$39,215	$(332)	$39,547
Player trades	9,800	(1,500)	11,300
Season-ending player injuries	133	2,613	(2,480)
Net provisions for certain team personnel transactions	$49,148	$781	$48,367
The increase in team personnel compensation was primarily due to changes in the Knicks roster.
The increase in other team operating expenses was primarily due to higher team travel and player insurance, partially offset by lower event presentation expenses.
The decrease in playoff related expenses was primarily due to the Rangers playing eight home playoff games in the prior year as compared to not qualifying for the playoffs in the current year. This decrease was partially offset by higher per-game Knicks playoff expenses and the Knicks playing an additional two home playoff games at The Garden in the current year as compared to the prior year.
The decrease in pre/regular season expense associated with merchandise sales was primarily due to lower online sales of merchandise as compared to the prior year.
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
Selling, general and administrative expenses for the year ended June 30, 2025 increased $4,643, or 2%, to $266,076 as compared to the prior year primarily due to (i) higher professional fees of $15,196, (ii) higher operating lease costs of $5,904, (iii) higher fees related to the Sponsorship Sales and Service Representation Agreements of $1,768, and (iv) higher playoff related expenses of $1,473, partially offset by lower employee compensation and related benefits of $16,861, primarily related to executive management transition costs recognized in the prior year, and lower sales and marketing costs of $3,546.
Operating income
For the year ended June 30, 2025, operating income decreased $131,230, or 90%, to $14,808 as compared to the prior year. The decrease in operating income was primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
Interest income
Interest income increased $1,247, or 45%, to $4,034 as compared to the prior year. The increase was primarily due to higher average cash balances in the current year, partially offset by lower average interest rates.
Interest expense
Interest expense decreased $5,937, or 22%, to $21,652 as compared to the prior year. The decrease was primarily due to lower average borrowings under the Rangers Revolving Credit Facility and lower average interest rates under the Knicks Revolving Credit Facility in the current year.
Miscellaneous expense, net
The decrease in Miscellaneous expense, net of $1,106, or 7%, relates to the Company’s investments.
Income taxes
Income tax expense for the year ended June 30, 2025 of $5,166, reflecting an effective tax rate of (30)%, differs from the income tax benefit derived from applying the statutory federal rate of 21% to pretax loss primarily due to nondeductible officers’ compensation of $5,291 and state and local tax expense of $2,686.
Income tax expense for the year ended June 30, 2024 of $46,897, reflecting an effective tax rate of 44%, differs from the income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due to state and local tax expense of $18,348 and nondeductible officers’ compensation of $5,899.

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
The following is a reconciliation of operating income to adjusted operating income:

	Years Ended June 30,
	2025	2024	Change	Percentage
Operating income	$14,808	$146,038	$(131,230)	(90)%
Depreciation and amortization	3,218	3,164
Share-based compensation	17,935	21,291
Remeasurement of deferred compensation plan liabilities	2,195	1,749
Adjusted operating income	$38,156	$172,242	$(134,086)	(78)%
For the year ended June 30, 2025, adjusted operating income decreased $134,086, or 78%, to $38,156 as compared to the prior year. The decrease in adjusted operating income was primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facilities. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Knicks Credit Agreement, the Rangers Credit Agreement, and the Rangers NHL Advance Agreement (each as defined therein).
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, repurchases of shares of the Company’s Class A Common Stock, dividends, if declared, and investments.
As of June 30, 2025, we had $144,617 in Cash and cash equivalents. In addition, as of June 30, 2025, the Company’s deferred revenue obligations were $146,222, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites.
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
We believe we have sufficient liquidity, including approximately $144,617 in Cash and cash equivalents as of June 30, 2025, along with $258,000 of additional available borrowing capacity under existing credit facilities (as of June 30, 2025), to fund our operations and satisfy any obligations, for the foreseeable future. If MSG Networks were to experience a bankruptcy or insolvency event (as set forth in each of the credit facilities), we would be prevented, absent a cure or waiver, from making borrowings under our revolving credit facilities. The Rangers Credit Agreement also includes an event of default upon a bankruptcy or insolvency event with respect to a material media rights counterparty, including MSG Networks. There were no borrowings outstanding under the Rangers Revolving Credit Facility as of June 30, 2025. See “Item 1A. Risk Factors — Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.”
Financing Agreements and Stock Repurchases
See Note 13 and Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the years ended June 30, 2025 and 2024:

	Years Ended June 30,
	2025	2024
Net (loss) income	$(22,438)	$58,771
Adjustments to reconcile net (loss) income to net cash provided by operating activities	(13,542)	35,175
Changes in working capital assets and liabilities	127,587	(1,815)
Net cash provided by operating activities	$91,607	$92,131
Net cash used in investing activities	(6,920)	(8,898)
Net cash used in financing activities	(26,406)	(28,785)
Net increase in cash, cash equivalents and restricted cash	$58,281	$54,448
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2025 decreased by $524 to $91,607 as compared to the prior year. The decrease was due to the decrease in net (loss) income adjusted for non-cash items, offset by the impact of changes in working capital assets and liabilities. The changes in working capital assets and liabilities were primarily driven by (i) increase in accrued and other liabilities of $66,787 primarily due to increased accruals for NBA luxury tax, revenue sharing, and league assessments in the current year period, (ii) a decrease in net related party receivables of $44,959 primarily due to the timing of collections related to the Company’s Arena License Agreements and Sponsorship Sales and Service Representation Agreements, and (iii) an increase in deferred revenue of $34,907 primarily due to higher collections of ticket, suites, and sponsorship sales in advance of recognition. These changes were partially offset by an increase in prepaid expenses and other assets of $17,459 primarily driven by the timing of payments related to employee compensation.
Investing Activities
Net cash used in investing activities for the year ended June 30, 2025 decreased by $1,978 to $6,920 as compared to the prior year primarily due to lower purchases of investments in the current year, partially offset by higher capital expenditures.
Financing Activities
Net cash used in financing activities for the year ended June 30, 2025 decreased by $2,379 to $26,406 as compared to the prior year primarily due to lower repayments under the Company’s credit facilities in the current year, partially offset by additional borrowings under the Company’s credit facilities in the prior year and, to a lesser extent, the impact of principal repayments under the Rangers NHL Advance Agreement in the current year and higher taxes paid in lieu of shares issued for equity-based compensation in the current year.
Contractual Obligations and Off-Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business as of June 30, 2025 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off-balance sheet arrangements (a)	$924,710	$291,215	$477,356	$113,504	$42,635
Contractual obligations reflected on the balance sheet:
Short-term debt (b)	24,000	24,000	—	—	—
Leases (c)	2,369,642	54,369	122,104	129,235	2,063,934
Long-term debt (d)	267,000	—	267,000	—	—
Contractual obligations (e)	112,394	68,584	30,737	5,715	7,358
	2,773,036	146,953	419,841	134,950	2,071,292
Total (f)	$3,697,746	$438,168	$897,197	$248,454	$2,113,927
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
(c)Includes contractually obligated minimum license fees under the Arena License Agreement, which fees are characterized as lease payments for operating leases having an initial noncancelable term in excess of one year under GAAP. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2025.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 24% of the Company’s consolidated total assets as of June 30, 2025 and consisted of the following:

Goodwill	$226,523
Indefinite-lived intangible assets	103,644
Property and equipment, net	28,962
$359,129
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and for the year ended June 30, 2025, the Company had one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2025:

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
Lease Accounting
The Company’s leases primarily consist of the lease of the Company’s corporate offices under the Sublease Agreement (as defined below) with MSG Entertainment for our principal executive offices at Two Pennsylvania Plaza in New York, an aircraft lease, and the lease of the CLG Performance Center until April 2023. In, addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the Accounting Standards Codification Topic 842, Leases. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
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
In November 2021, Sphere Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York, which was assigned to MSG Entertainment in connection with the MSGE Distribution (the “New MSGE Lease Agreement”). In accordance with the terms of the Prior Sublease Agreement (as defined below) and the New MSGE Lease Agreement, the lease term of the Prior Sublease Agreement was extended until October 31, 2024. The Company accounted for this extension as a lease remeasurement and remeasured the ROU asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement.
During the second quarter of fiscal 2025, the Company amended and restated its prior sublease agreement with MSG Entertainment (the “Prior Sublease Agreement”) to enter into a short term lease for new principal executive offices through December 31, 2024. The Company recorded the short term operating lease costs for this amendment within Selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended June 30, 2025.
In January 2025, the Company entered into a new sublease agreement with MSG Entertainment for new principal executive offices at Two Pennsylvania Plaza in New York with a lease term which ends January 31, 2046 (the “New Sublease Agreement” and together with the Prior Sublease Agreement, the “Sublease Agreement”) and fixed lease payment obligations of $167,444 over the lease term. The Company recorded a lease right-of-use asset and liability in the accompanying consolidated balance sheet as of June 30, 2025 based on the present value of minimum fixed lease payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date. In addition, the Company entered into a commitment whereby if the MSG Entertainment’s lease for principal executive offices at Two Pennsylvania Plaza in New York were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices at Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046.

In addition, the Company is party to long term leases with MSG Entertainment that end June 30, 2055 that allow the Knicks and the Rangers to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ending June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.
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
In June 2023, the Company entered into a lease agreement for an aircraft with a term through December 30, 2031. The lease ROU asset and operating lease liability were recorded in the Company’s consolidated balance sheet based on the present value of minimum lease fixed payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date.
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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our credit facilities. As of June 30, 2025, we had a total of $267 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of June 30, 2025 and continuing for a full year would increase interest expense approximately $2.7 million.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the

period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.
The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated financial statements:
	Schedule II — Valuation and Qualifying Accounts	49
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

2.2	Plan of Conversion of Madison Square Garden Sports Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 11, 2025).
3.1	Articles of Incorporation of Madison Square Garden Sports Corp., dated June 10, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 11, 2025).
3.2	Bylaws of Madison Square Garden Sports Corp., dated June 10, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 11, 2025).
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

10.2	Madison Square Garden Sports Corp. 2015 Employee Stock Plan, as amended (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement filed on October 24, 2024). †
10.3
Madison Square Garden Sports Corp. 2015 Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement filed on October 24, 2024). †

10.4
Form of Indemnification Agreement between Madison Square Garden Sports Corp. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 11, 2025).

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
10.13
Employment Agreement, dated as of January 6, 2025, between Madison Square Garden Sports Corp. and Victoria M. Mink (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2025). †

10.14
Employment Agreement dated as of June 15, 2023, between Madison Square Garden Sports Corp. and David Granville-Smith (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed on August 17, 2023).†

10.15
Employment Agreement, dated as of June 17, 2024, between Madison Square Garden Sports Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024).†

10.16
Employment Agreement dated as of July 3, 2024, between Madison Square Garden Sports Corp. and Jamaal Lesane (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2024). †

10.17
Employment Agreement dated as of April 25, 2023 between Madison Square Garden Sports Corp. and Alex Shvartsman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †

10.18	Employment Agreement dated as of October 1, 2024 between Madison Square Garden Sports Corp. and Bryan Warner. †
10.19
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.20
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.21
Security Agreement, dated as of September 30, 2016, between New York Knicks, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2016).

10.22
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

EXHIBIT NO.	DESCRIPTION
10.23
Amendment No. 2 dated as of March 19, 2021, to the Credit Agreement, dated as of January 25, 2017, by and among New York Rangers, LLC, the lenders party thereto and JPMorgan Chase Bank N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 6, 2021).

10.24
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.25
Security Agreement, dated as of January 25, 2017, between New York Rangers, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2017).

10.26
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

10.29
Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Knicks, LLC (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).*

10.30
Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).*

10.31
NBA Transaction Agreement, dated April 15, 2020, with the NBA and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

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

10.34
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between New York Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). *

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed on August 13, 2024).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed on August 13, 2024).

EXHIBIT NO.	DESCRIPTION
101	The following materials from Madison Square Garden Sports Corp. Annual Report on Form 10-K for the year ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
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

MADISON SQUARE GARDEN SPORTS CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2025
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	(4,160)	(177)	—	—	(4,337)
	$(4,160)	$(177)	$—	$—	$(4,337)

Year ended June 30, 2024
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	(2,728)	(1,432)	—	—	(4,160)
	$(2,728)	$(1,432)	$—	$—	$(4,160)

Year ended June 30, 2023
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	—	(2,728)	—	—	(2,728)
	$—	$(2,728)	$—	$—	$(2,728)

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 2025.

Madison Square Garden Sports Corp.

By:	/s/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victoria M. Mink, Bryan Warner and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 12, 2025
James L. Dolan
/s/ VICTORIA M. MINK	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	August 12, 2025
Victoria M. Mink
/s/ ALEXANDER SHVARTSMAN	Senior Vice President, Controller and Principal Accounting Officer	August 12, 2025
Alexander Shvartsman
/s/ CHARLES P. DOLAN	Director	August 12, 2025
Charles P. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 12, 2025
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 12, 2025
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 12, 2025
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 12, 2025
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 12, 2025
Thomas C. Dolan
/s/ JOSEPH M. COHEN	Director	August 12, 2025
Joseph M. Cohen
/s/ STEPHEN C. MILLS	Director	August 12, 2025
Stephen C. Mills
/s/ NELSON PELTZ	Director	August 12, 2025
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 12, 2025
Alan D. Schwartz
/s/ IVAN SEIDENBERG	Director	August 12, 2025
Ivan Seidenberg
/s/ BRIAN G. SWEENEY	Director	August 12, 2025
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 12, 2025
Vincent Tese
/s/ ANTHONY J. VINCIQUERRA	Director	August 12, 2025
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Madison Square Garden Sports Corp. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and equity, for each of the three years in the period ended June 30, 2025, and the related notes and the consolidated financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) is the majority beneficial owner of the Company, Sphere Entertainment Co., Madison Square Garden Entertainment Corp., AMC Networks, Inc., and other related entities. In addition, there are overlapping directors and executive officers between the entities. Each of these companies has been identified as a related party at June 30, 2025. The Company had entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, media rights, sales and service representation, team sponsorship allocation, sublease of office space, and other services, as well as certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, the Company’s Vice Chairman, and the Company’s Executive Vice President.
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
August 12, 2025
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Madison Square Garden Sports Corp. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025 of the Company and our report dated August 12, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
August 12, 2025

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$144,617	$89,136
Restricted cash	8,571	5,771
Accounts receivable, net	25,855	33,781
Net related party receivables	3,582	32,255
Prepaid expenses	43,417	30,956
Other current assets	25,053	25,043
Total current assets	251,095	216,942
Property and equipment, net	28,962	28,541
Right-of-use lease assets	760,456	694,566
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	54,720	62,543
Deferred tax assets, net	34,821	—
Other assets	12,753	13,533
Total assets	$1,472,974	$1,346,292

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2025	2024
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,336	$9,900
Net related party payables	4,807	6,718
Debt	24,000	30,000
Accrued liabilities:
Employee-related costs	98,924	133,930
League-related accruals	196,567	120,876
Other accrued liabilities	13,093	21,613
Operating lease liabilities, current	52,618	50,267
Deferred revenue	164,178	148,678
Total current liabilities	563,523	521,982
Long-term debt	267,000	275,000
Operating lease liabilities, noncurrent	841,050	749,952
Defined benefit obligations	4,086	4,103
Other employee-related costs	78,092	43,493
Deferred tax liabilities, net	—	16,925
Deferred revenue, noncurrent	662	1,147
Total liabilities	1,754,413	1,612,602
Commitments and contingencies (see Note 12)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common stock, par value $0.01, 120,000 shares authorized; 19,488 and 19,423 shares outstanding as of June 30, 2025 and 2024, respectively	204	204
Class B Common stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2025 and 2024	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2025 and 2024	—	—
Additional paid-in capital	15,348	19,079
Treasury stock, at cost, 960 and 1,025 shares as of June 30, 2025 and 2024, respectively	(158,543)	(169,547)
Accumulated deficit	(137,596)	(115,139)
Accumulated other comprehensive loss	(897)	(952)
Total equity	(281,439)	(266,310)
Total liabilities and equity	$1,472,974	$1,346,292

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2025	2024	2023
Revenues (a)	$1,039,220	$1,027,149	$887,447

Operating expenses:
Direct operating expenses (b)	755,118	616,514	548,811
Selling, general and administrative expenses (c)	266,076	261,433	249,885
Depreciation and amortization	3,218	3,164	3,577
Operating income	14,808	146,038	85,174
Other income (expense):
Interest income	4,034	2,787	2,392
Interest expense	(21,652)	(27,589)	(22,884)
Miscellaneous (expense) income, net	(14,462)	(15,568)	25,239
	(32,080)	(40,370)	4,747
(Loss) income before income taxes	(17,272)	105,668	89,921
Income tax expense	(5,166)	(46,897)	(44,293)
Net (loss) income	(22,438)	58,771	45,628
Less: Net loss attributable to nonredeemable noncontrolling interests	—	—	(2,165)
Net (loss) income attributable to Madison Square Garden Sports Corp.’s stockholders	$(22,438)	$58,771	$47,793

Basic (loss) earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.93)	$2.45	$1.90
Diluted (loss) earnings per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.93)	$2.44	$1.89
Weighted-average number of common shares outstanding:
Basic	24,089	24,011	24,090
Diluted	24,089	24,096	24,194
_______________
(a)Include revenues from related parties of $177,389, $197,640 and $190,000 for the years ended June 30, 2025, 2024 and 2023, respectively.
(b)Include net charges from related parties of $102,272, $104,611 and $100,545 for the years ended June 30, 2025, 2024 and 2023, respectively.
(c)Include net charges from related parties of $70,943, $63,442 and $62,103 for the years ended June 30, 2025, 2024 and 2023, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended June 30,
	2025		2024		2023
Net (loss) income		$(22,438)		$58,771		$45,628
Other comprehensive income, before income taxes:
Benefit plans:
Net unamortized (losses) gains arising during the period	$(437)		$18		$215
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	81		37		18
Settlement loss	437	81	30	85	30	263
Other comprehensive income, before income taxes		81		85		263
Income tax expense related to items of other comprehensive income		(26)		(28)		(86)
Other comprehensive income, net of income taxes		55		57		177
Comprehensive (loss) income		(22,383)		58,828		45,805
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests		—		—		(2,165)
Comprehensive (loss) income attributable to Madison Square Garden Sports Corp.’s stockholders		$(22,383)		$58,828		$47,970

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(22,438)	$58,771	$45,628
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,218	3,164	3,577
Share-based compensation expense	17,935	21,291	25,203
(Benefit from) provision for deferred income taxes	(51,769)	(7,135)	15,022
Unrealized loss (gain) on equity investments with readily determinable fair value and warrants	11,536	10,591	(26,561)
Other non-cash adjustments	5,538	7,264	3,330
Change in assets and liabilities:
Accounts receivable, net	7,926	6,358	5,976
Net related party receivables	28,673	(16,286)	11,534
Prepaid expenses and other assets	(12,978)	4,481	(5,666)
Investments	(2,503)	(2,683)	(10,575)
Accounts payable	(574)	803	(2,081)
Net related party payables	(1,920)	1,048	(13,927)
Accrued and other liabilities	66,389	(398)	69,019
Deferred revenue	15,015	(19,892)	7,590
Operating lease right-of-use assets and lease liabilities	27,559	24,754	24,404
Net cash provided by operating activities	91,607	92,131	152,473
Cash flows from investing activities:
Capital expenditures	(3,621)	(1,451)	(1,181)
Cash outflow associated with disposal of subsidiary	—	—	(3,024)
Purchases of investments	(3,399)	(7,447)	(13,554)
Other investing activities	100	—	—
Net cash used in investing activities	(6,920)	(8,898)	(17,759)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended June 30,
	2025	2024	2023
Cash flows from financing activities:
Accelerated share repurchase	—	—	(75,060)
Taxes paid in lieu of shares issued for equity-based compensation	(11,773)	(8,084)	(17,897)
Dividends paid	(633)	(701)	(170,923)
Proceeds from revolving credit facilities	—	75,000	215,000
Repayment of revolving credit facility	(8,000)	(95,000)	(140,000)
Repayment of NHL advance	(6,000)	—	—
Other financing activities	—	—	3,607
Net cash used in financing activities	(26,406)	(28,785)	(185,273)
Net increase (decrease) in cash, cash equivalents and restricted cash	58,281	54,448	(50,559)
Cash, cash equivalents and restricted cash at beginning of period	94,907	40,459	91,018
Cash, cash equivalents and restricted cash at end of period	$153,188	$94,907	$40,459

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$26	$40	$256

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Sports Corp. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of June 30, 2022	$249	$17,573	$(128,026)	$(35,699)	$(1,186)	$(147,089)	$1,712	$(145,377)
Net income (loss)	—	—	—	47,793	—	47,793	(2,165)	45,628
Other comprehensive income	—	—	—	—	177	177	—	177
Comprehensive income (loss)		—	—	—	—	47,970	(2,165)	45,805
Share-based compensation	—	25,203	—	—	—	25,203	—	25,203
Tax withholding associated with shares issued for equity-based compensation	—	(17,897)	—	—	—	(17,897)	—	(17,897)
Common stock issued under stock incentive plans	—	(9,179)	20,983	(8,928)	—	2,876	—	2,876
Dividends declared ($7.00 per share)	—	—	—	(172,734)	—	(172,734)	—	(172,734)
Accelerated share repurchase	—	1,649	(72,367)	(4,342)	—	(75,060)	—	(75,060)
Adjustments to noncontrolling interests	—	(503)	—	—	—	(503)	453	(50)
Balance as of June 30, 2023	$249	$16,846	$(179,410)	$(173,910)	$(1,009)	$(337,234)	$—	$(337,234)

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

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	$249	$19,079	$(169,547)	$(115,139)	$(952)	$(266,310)
Net loss	—	—	—	(22,438)	—	(22,438)
Other comprehensive income	—	—	—	—	55	55
Comprehensive loss	—	—	—	—	—	(22,383)
Share-based compensation	—	17,935	—	—	—	17,935
Tax withholding associated with shares issued for equity-based compensation	—	(10,662)	—	—	—	(10,662)
Common stock issued under stock incentive plans	—	(11,004)	11,004	—	—	—
Dividends declared ($7.00 per share)	—	—	—	(19)	—	(19)
Balance as of June 30, 2025	$249	$15,348	$(158,543)	$(137,596)	$(897)	$(281,439)

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Sports Corp. (together with its subsidiaries, collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company’s other professional sports franchises include two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. These professional sports franchises are collectively referred to herein as the “sports teams” or the “teams.” In addition, the Company previously owned a controlling interest in Counter Logic Gaming (“CLG”), a North American esports organization. In April 2023, the Company sold its controlling interest in CLG to Hard Carry Gaming Inc. (“NRG”), a professional gaming and entertainment company, in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
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
The Company was originally incorporated in Delaware on March 4, 2015 as an indirect, wholly-owned subsidiary of MSG Networks Inc. (“MSG Networks”). All the outstanding common stock of the Company was distributed to MSG Networks stockholders (the “MSGS Distribution”) on September 30, 2015.
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
On June 10, 2025, the Company completed its conversion from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada.
Unless the context otherwise requires, all references to MSG Entertainment, Sphere Entertainment and MSG Networks refer to such entity, together with its direct and indirect subsidiaries.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the years ended on June 30, 2025, 2024, and 2023 are referred to as “fiscal year 2025”, “fiscal year 2024”, and “fiscal year 2023”, respectively. The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. For consolidated subsidiaries where the Company’s ownership is less than 100%, the relevant amounts attributable to investors other than the Company are reflected under “Nonredeemable noncontrolling interests,” “Net loss attributable to nonredeemable noncontrolling interests” and “Comprehensive loss attributable to nonredeemable noncontrolling interests” on the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive (loss) income, respectively. All significant intracompany transactions and accounts within the Company’s consolidated financial statements have been eliminated.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Use of Estimates
The preparation of the accompanying financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, other current assets, goodwill, intangible assets, other long-lived assets, fair value of investments, deferred tax valuation allowance, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense (benefit), performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the financial statements to be reasonable.
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
Direct Operating Expenses
Direct operating expenses include compensation expense for the Company’s sports teams’ players and certain other team personnel, as well as NBA luxury tax, if applicable, NBA and NHL revenue sharing (net of escrow) and league assessments, event costs related to the presentation and production of the Company’s sporting events and other operating expenses, including expenses related to the Arena License Agreements with MSG Entertainment (the “Arena License Agreements”) which require the Company to pay arena license fees to MSG Entertainment in exchange for the right to use The Garden for games of the Knicks and the Rangers for a 35-year term.
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
The NBA and NHL each have collective bargaining agreements (each, a “CBA”) with the respective league’s players association, to which the Company is subject. On April 26, 2023, the NBA and the National Basketball Players Association (“NBPA”) announced that a new seven-year CBA had been ratified by the NBA Board of Governors and the NBA players. The new NBA CBA expires after the 2029-30 season, but each of the NBA and the NBPA has the right to terminate the CBA effective following the 2028-29 season. The current NHL CBA expires on September 15, 2026 (with the possibility of a one-year extension in certain circumstances). On July 8, 2025, the NHL and the National Hockey League Players’ Association (“NHLPA”) announced that a new four-year CBA had been ratified by the NHL Board of Governors and the NHL players. The new NHL CBA expires after the 2029-30 season.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the NBA CBA), with the amount of luxury tax owed determined based on that season’s luxury tax bracket and tax rates. The luxury tax bracket for the 2024-25 season was $5,168 and the luxury tax bracket for subsequent seasons will increase annually at the same rate as the NBA salary cap. Through the 2024-25 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $3.25 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, through the 2024-25 season, for teams that are taxpayers in at least three of four previous seasons, the above tax rates are increased by $1.00 for each increment. Beginning with the 2025-26 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.00 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $4.75 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, beginning with the 2025-26 season, for teams that are taxpayers in at least three of the four previous seasons, the above tax rates are increased by $2.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan (described below) and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
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
The NBA also has a revenue sharing plan that generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to potential reduction based on individual team market size. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues (as defined in the plan); 50% of aggregate league-wide luxury tax proceeds; and collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources and are recorded as revenues from league distributions.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The new NHL CBA includes certain changes to league rules and regulations, including replacing one preseason home game with a regular season home game, and changes to the revenue sharing plan which, beginning with the 2026-27 season, will be funded as follows: a) 50% from contributions by the top eleven revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game in the first round of the playoffs and 50% of its gate receipts for each home playoff game in subsequent playoff rounds; and (c) the remainder from centrally-generated NHL sources.
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
As of June 30, 2025 and 2024, the Company had revenue sharing liabilities, recorded within League-related accruals, of $135,276 and $109,011, respectively.
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
Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs classified in selling, general and administrative expenses were $5,730, $8,180 and $7,279 for the years ended June 30, 2025, 2024 and 2023, respectively.
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
Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to reserve for expected credit losses. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, historical experience, as well as current and expected economic conditions and industry trends. The Company had no allowance for doubtful accounts as of June 30, 2025 and 2024.
Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets consist of property and equipment, right-of-use (“ROU”) assets, goodwill,

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions of ASC 842, Leases that apply to arrangements between related parties under common control. The Company adopted this standard as of the beginning of fiscal year 2025 and the adoption did not have an impact on the Company’s consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted this standard as of June 30, 2025 and this standard has been applied retrospectively to all prior periods as presented in Note 20. Segment Information.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For the year ended June 30, 2025, the Company did not have any impairment losses on receivables arising from contracts with customers. For the year ended June 30, 2025, the Company recorded impairment losses of $109 on contract assets arising from contracts with customers. For the years ended 2024 and 2023, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
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

MADISON SQUARE GARDEN SPORTS CORP.
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
On June 27, 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and Knicks LLC and

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Rangers LLC (each as defined below), on the other hand, were amended, as follows:
•New York Knicks:
◦A modification to the annual rights fee to effect a 28% reduction as of January 1, 2025;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks;
•New York Rangers:
◦A modification to the annual rights fee to effect an 18% reduction as of January 1, 2025;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks; and
Concurrent with the amendments to the media rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
The amendments were accounted for as a modification under ASC Subtopic 606 with revenue for the year ended June 30, 2025 reflecting the change in the transaction price in the media rights agreements. The penny warrants issued to the Company were considered non-cash consideration under ASC Subtopic 606 and the fair value of consideration received was included in the change in transaction price as a result of the modification. Refer to Note 10 for further details regarding the penny warrant investment and corresponding fair value.
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
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements per ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
	2025	2024	2023
Event-related (a)	$462,533	$458,213	$362,527
Media rights (b)	285,566	297,756	288,965
Sponsorship, signage and suite licenses	230,184	210,742	196,483
League distributions and other	60,937	60,438	39,472
Total revenues from contracts with customers	$1,039,220	$1,027,149	$887,447
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2025, 2024 and 2023:

	June 30,	June 30,	June 30,
	2025	2024	2023
Receivables from contracts with customers, net (a)	$25,214	$19,930	$20,134
Contract assets, current (b)	14,095	14,054	19,465
Deferred revenue, including non-current portion (c) (d)	164,840	149,825	169,717
_________________
(a)Receivables from contracts with customers, which are reported in Accounts receivable, net in the Company’s consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2025, 2024 and 2023, the Company’s receivables from contracts with customers above included no receivables related to various related parties. See Note 17 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and luxury tax payments.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. There were no deferred revenue balances with related parties as of June 30, 2025, 2024 and 2023, respectively.
(d)Revenue recognized for the year ended June 30, 2025 relating to the deferred revenue balance as of July 1, 2024 was $128,632.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international television contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2026	$169,552
Fiscal year ending June 30, 2027	106,389
Fiscal year ending June 30, 2028	66,416
Fiscal year ending June 30, 2029	50,954
Fiscal year ending June 30, 2030	26,754
Thereafter	13,233
$433,298

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 4. Computation of (Loss) Earnings per Common Share
The following table presents a reconciliation of (loss) earnings allocated to common shares and a reconciliation of weighted-average shares used in the calculations of basic and diluted (loss) earnings per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted (loss) earnings per common share, as they were anti-dilutive:

	Years Ended June 30,
	2025	2024	2023
Net (loss) income allocable to common shares, basic and diluted (numerator):
Net (loss) income attributable to Madison Square Garden Sports Corp.’s stockholders	$(22,438)	$58,771	$47,793
Less: Dividends to other-than-common stockholders (a)	19	—	2,042
Net (loss) earnings allocable to common shares, basic and diluted (numerator):	$(22,457)	$58,771	$45,751

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,089	24,011	24,090
Dilutive effect of shares issuable under share-based compensation plans	—	85	104
Weighted-average shares for diluted EPS	24,089	24,096	24,194
Weighted-average shares excluded from diluted earnings per share	82	—	—

Basic (loss) earnings per common share attributable to Madison Square Garden Sports Corp’s stockholders	$(0.93)	$2.45	$1.90
Diluted (loss) earnings per common share attributable to Madison Square Garden Sports Corp’s stockholders	$(0.93)	$2.44	$1.89
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to the Company’s sports teams for (i) waivers/contract termination costs, (ii) player trades and (iii) season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $49,148, $781 and $4,412 for the years ended June 30, 2025, 2024 and 2023, respectively, which were recorded as direct operating expenses in the accompanying consolidated statements of operations.
Note 6. Cash, Cash Equivalent and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash:

	As of
	June 30, 2025	June 30, 2024	June 30, 2023
Captions on the consolidated balance sheets:
Cash and cash equivalents	$144,617	$89,136	$40,398
Restricted cash (a)	8,571	5,771	61
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$153,188	$94,907	$40,459
_________________
(a)See Note 2 for more information regarding the nature of restricted cash.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s corporate offices under the Sublease Agreement (as defined below) with MSG Entertainment for the Company’s principal executive offices at Two Pennsylvania Plaza in New York and a lease agreement for an aircraft. In addition, we are party to the Arena License Agreements, which are long term license agreements with MSG Entertainment that end June 30, 2055 that allow the Knicks and the Rangers to play their home games at The Garden. The Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the ASC Topic 842, Leases. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
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
In November 2021, Sphere Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York, which was assigned to MSG Entertainment in connection with the MSGE Distribution (the “New MSGE Lease Agreement”). In accordance with the terms of the Prior Sublease Agreement (as defined below) and the New MSGE Lease Agreement, the lease term of the Prior Sublease Agreement was extended until October 31, 2024. The Company accounted for this extension as a lease remeasurement and remeasured the ROU asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement.
During the second quarter of fiscal 2025, the Company amended and restated its prior sublease agreement with MSG Entertainment (the “Prior Sublease Agreement”) to enter into a short term lease for new principal executive offices through December 31, 2024. The Company recorded the short term operating lease costs for this amendment within Selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended June 30, 2025.
In January 2025, the Company entered into a new sublease agreement with MSG Entertainment for new principal executive offices at Two Pennsylvania Plaza in New York with a lease term which ends January 31, 2046 (the “New Sublease Agreement” and together with the Prior Sublease Agreement, the “Sublease Agreement”) and fixed lease payment obligations of $167,444 over the lease term. The Company recorded a lease right-of-use asset and liability in the accompanying consolidated balance sheet as of June 30, 2025 based on the present value of minimum fixed lease payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date. In addition, the Company entered into a commitment whereby if the MSG Entertainment’s lease for principal executive offices at Two Pennsylvania Plaza in New York were terminated under

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
certain circumstances, the Company would be required to enter into a new lease for executive offices at Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046.
In addition, the Company is party to long term leases with MSG Entertainment through June 30, 2055 that allow the Knicks and the Rangers to play their home games at The Garden. The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ended June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year.
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
In June 2023, the Company entered into a lease agreement for an aircraft with a term through December 30, 2031. The lease ROU asset and liability were recorded in the Company’s consolidated balance sheet based on the present value of minimum lease fixed payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date.
As of June 30, 2025, the Company’s existing operating leases, which are recorded in the accompanying consolidated financial statements, have remaining lease terms ranging from 7 to 30 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewal, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2025 and 2024:

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2025	June 30, 2024
Right-of-use assets:
Operating leases	Right-of-use lease assets	$760,456	$694,566
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	52,618	50,267
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	841,050	749,952
Total lease liabilities		$893,668	$800,219
_________________
(a)As of June 30, 2025, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $46,040 and $811,190, respectively, that are payable to MSG Entertainment. As of June 30, 2024, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $43,689 and $715,507, respectively, that were payable to Sphere Entertainment.
The following table summarizes the activity recorded within the Company’s consolidated statement of operations for the years ended June 30, 2025, 2024 and 2023:

		Years Ended June 30,
	Line Item in the Company’s Consolidated Statement of Operations	2025	2024	2023
Operating lease cost	Direct operating expenses	$67,619	$67,619	$68,233
Operating lease cost	Selling, general and administrative expenses	11,819	9,886	2,452
Short-term lease cost	Selling, general and administrative expenses	3,971	—	—
Short-term lease cost	Direct operating expenses	—	—	185
Total lease cost		$83,409	$77,505	$70,870

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Supplemental Information
For the years ended June 30, 2025, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $51,880, $52,700 and $44,986, respectively.
For the years ended June 30, 2025, 2024 and 2023, non-cash additions to ROU assets and operating lease liabilities were $86,201, $789 and $45,357, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheet as of June 30, 2025 and 2024 was 28.1 years and 29.8 years, respectively. The weighted average discount rate was 7.05% and 7.10% as of June 30, 2025 and 2024, respectively, and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of June 30, 2025 are as follows:

Fiscal year ending June 30, 2026	$54,369
Fiscal year ending June 30, 2027	59,716
Fiscal year ending June 30, 2028	62,388
Fiscal year ending June 30, 2029	63,874
Fiscal year ending June 30, 2030	65,361
Thereafter	2,063,934
Total lease payments	2,369,642
Less imputed interest	(1,475,974)
Total lease liabilities	$893,668
Note 8. Property and Equipment
As of June 30, 2025 and 2024, property and equipment consisted of the following assets:

	June 30, 2025	June 30, 2024	Estimated Useful Lives
Land	$5,153	$5,153
Buildings	51,713	51,645	Up to	45 years
Equipment	21,957	22,878	2 years	to	20 years
Leasehold improvements	658	564	Shorter of term of lease or life of improvement
Furniture and fixtures	2,841	555	4 years	to	10 years
Construction in progress	275	27
	82,597	80,822
Less accumulated depreciation and amortization	(53,635)	(52,281)
	$28,962	$28,541
Depreciation and amortization expense on property and equipment was $3,218, $3,164 and $3,410 for the years ended June 30, 2025, 2024 and 2023, respectively.
Note 9. Goodwill and Intangible Assets
During the first quarter of fiscal year 2025, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date. The Company’s goodwill was $226,523 as of June 30, 2025 and 2024.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company’s indefinite-lived intangible assets as of June 30, 2025 and 2024 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2025, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.
The Company had no intangible assets subject to amortization as of June 30, 2025 and 2024 as a result of the disposal of CLG in April 2023. Amortization expense for intangible assets was $167 for the year ended June 30, 2023.
Note 10. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following:

	June 30, 2025	June 30, 2024
Equity method investments:
NRG	$6,607	$7,536
MSG Networks	—	—
Other equity method investments	4,421	5,038
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	9,290	17,380
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	23,536	18,837
Equity investments without readily determinable fair values(a)	9,262	6,757
Derivative instruments:
Xtract One warrants	1,604	6,995
Total investments	$54,720	$62,543
_________________
(a)For the year ended June 30, 2025, the Company recorded impairment charges and reductions in carrying value resulting from observable price changes of $894 related to its equity securities without readily determinable fair values in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. For the year ended June 30, 2024, the Company did not have any impairment charges or changes in carrying value recorded to its equity securities without readily determinable fair values.
Equity Method Investments
The Company determined that it has the ability to exert significant influence over the investee and therefore accounts for these investments under the equity method of accounting.
NRG
In April 2023, the Company sold its controlling interest in CLG to NRG, a professional gaming and entertainment company in exchange for a noncontrolling equity interest in the combined NRG/CLG company. The Company received preferred shares representing approximately 25% of the capital stock of NRG. The Company recorded the investment in NRG at fair value as an equity method investment. The Company deconsolidated the CLG business in the fourth fiscal quarter of 2023 and recorded a loss of $1,031 within Miscellaneous (expense) income, net within the Company’s consolidated statement of operations for the year ended June 30, 2023. For the years ended June 30, 2025 and 2024, the Company recognized losses related to the investment in NRG of $929 and $4,412, respectively in Miscellaneous (expense) income, net within the Company’s consolidated statement of operations. As of June 30, 2025 and 2024, the Company’s ownership in NRG was approximately 25%.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
MSG Networks
On June 27, 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and Knicks LLC and Rangers LLC, on the other hand, were amended as further described in Note 3. Concurrent with the amendments to the media rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks. The Company has accounted for the penny warrants issued to the Company as in-substance common stock in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures, and the Company determined that it has the ability to exert significant influence over the investee. The Company recorded the investment in MSG Networks penny warrants at fair value as an equity method investment. The Company estimated the fair value of the MSG Networks warrants based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimated future cash flows.
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
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	June 30, 2025		June 30, 2024
	Cost Basis	Carrying Value / Fair Value	Cost Basis	Carrying Value / Fair Value
Xtract One common stock	$7,721	$9,290	$7,721	$17,380
Other equity investments with readily determinable fair values	19,263	23,536	16,510	18,837
	$26,984	$32,826	$24,231	$36,217
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous (expense) income, net within the Company’s consolidated statement of operations for the years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
	2025	2024	2023
Unrealized (loss) gain - Xtract One common stock	$(8,090)	$(5,966)	$15,625
Unrealized gain - other equity investments with readily determinable fair values	1,945	1,694	1,095
Realized gain (loss) - other equity investments with readily determinable fair values	250	55	(4)
	$(5,895)	$(4,217)	$16,716

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	June 30,
		2025	2024
Assets:
Money market accounts	I	$95,367	$37,594
Time deposits	I	48,263	49,510
Equity investments	I	32,826	36,217
Warrants	III	1,604	6,995
Total assets measured at fair value		$178,060	$130,316
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 10 for further details regarding equity investments.
Level III Inputs
The Company’s level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous (expense) income, net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Expected term	1.30 years	1.80 years
Expected volatility	70.78%	64.15%
Risk-free interest rate	3.85%	4.73%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Years Ended June 30,
	2025	2024
Balance at beginning of period	$6,995	$13,098
Purchases of warrants	—	215
Unrealized losses on warrants	(5,391)	(6,318)
Balance at ending of period	$1,604	$6,995

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets are as follows:

	June 30, 2025		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$24,000	$24,000	$30,000	$30,000
Long-term debt (b)	$267,000	$267,000	$275,000	$275,000
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
As of June 30, 2025, future cash payments required under contracts entered into by the Company in the normal course of business in excess of one year are as follows:

	Off-Balance Sheet Commitments(a)	Contractual Obligations reflected on the Balance Sheet(b)	Total(c)
Fiscal year ending June 30, 2026	$291,215	$68,584	$359,799
Fiscal year ending June 30, 2027	278,966	15,239	294,205
Fiscal year ending June 30, 2028	198,390	15,498	213,888
Fiscal year ending June 30, 2029	73,421	3,875	77,296
Fiscal year ending June 30, 2030	40,083	1,840	41,923
Thereafter	42,635	7,358	49,993
	$924,710	$112,394	$1,037,104
_________________
(a)Consist primarily of the Company’s obligations under employment agreements that the Company has with its sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.
(b)Contractual obligations reflected on the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel where services have been fully performed and that are being paid on a deferred basis.
(c)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 14 for further information on the Company’s pension obligations. In addition, see Note 7 for information on the contractual obligations related to future lease payments, which are reflected on the consolidated balance sheet as lease liabilities as of June 30, 2025.
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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy event (as defined in the Knicks Credit Agreement) with respect to the obligor under any local media rights agreement. Borrowings under the Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During the year ended June 30, 2025, the Company made principal repayments of $8,000 under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $267,000 as of June 30, 2025, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of June 30, 2025 was 5.68%. During the years ended June 30, 2025, 2024 and 2023, the Company made interest payments of $16,747, $18,481 and $13,085, respectively, in respect of the Knicks Revolving Credit Facility.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2025, Knicks LLC was in compliance with this financial covenant.

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
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy event (as defined in the Rangers Credit Agreement) with respect to the obligor under any local media rights agreement. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings under the Rangers Revolving Credit Facility as of June 30, 2025 and the Company did not make any interest payments during the year ended June 30, 2025 in respect of the Rangers Revolving Credit Facility. During the years ended June 30, 2024 and 2023, the Company made interest payments of $4,193 and $4,911, respectively, in respect of the Rangers Revolving Credit Facility.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2025, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the remaining advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. During the year ended June 30, 2025, the Company made principal repayments of $6,000 under the Rangers NHL Advance Agreement. The outstanding balance under the Rangers NHL Advance Agreement was $24,000 as of June 30, 2025 and was recorded as Debt in the accompanying consolidated balance sheet. During the years ended June 30, 2025, 2024 and 2023, the Company made interest payments of $858, $1,125 and $675, respectively, in respect of the Rangers NHL Advance Agreement.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	June 30, 2025	June 30, 2024
Other current assets	$1,145	$1,145
Other assets	520	1,665
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
The following table summarizes the projected benefit obligations and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2025 and 2024, associated with the Pension Plans based upon actuarial valuations as of those measurement dates:

	June 30,
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of period	$7,631	$7,837
Interest cost	251	272
Actuarial loss (gain)	437	(18)
Benefits paid	(390)	(248)
Plan settlements paid	(3,057)	(212)
Benefit obligation at end of period	$4,872	$7,631
The actuarial loss of $437, included in the change in benefit obligation for pension benefits in the year ended June 30, 2025, is primarily the result of demographic experience as well as a decrease in the discount rate as of June 30, 2025.
Amounts recognized in the consolidated balance sheets as of June 30, 2025 and 2024 consist of:

	June 30,
	2025	2024
Current liabilities (included in accrued employee-related costs)	$(786)	$(3,528)
Non-current liabilities (included in Defined benefit obligations)	(4,086)	(4,103)
	$(4,872)	$(7,631)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated other comprehensive loss, before income tax, as of June 30, 2025 and 2024 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	June 30,
	2025	2024
Actuarial loss	$(377)	$(458)
The following table presents components of net periodic benefit cost for the Pension Plans included in the accompanying consolidated statements of operations for the years ended June 30, 2025, 2024 and 2023. Components of net periodic benefit cost are reported in Miscellaneous (expense) income, net:

	Years Ended June 30,
	2025	2024	2023
Interest cost	$251	$272	$239
Recognized actuarial loss	81	37	18
Settlement loss recognized (a)	437	30	30
Net periodic benefit cost	$769	$339	$287
_________________
(a)For the years ended June 30, 2025, 2024 and 2023, lump-sum payments totaling $3,057, $212 and $253, respectively, were distributed to vested participants of the Excess Cash Balance Plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability as of June 30, 2025, 2024 and 2023, respectively. Assumptions used in calculating the settlement loss recognized include the discount rate used in remeasuring the projected benefit obligation which was 4.99% as of June 30, 2025, 5.53% as of June 30, 2024, and 5.57% as of June 30, 2023. Settlement charges of $437, $30 and $30 were recognized in Miscellaneous (expense) income, net for the years ended June 30, 2025, 2024 and 2023, respectively.
Other pre-tax changes in benefit obligations recognized in other comprehensive income for the years ended June 30, 2025, 2024 and 2023 are as follows:

	Years Ended June 30,
	2025	2024	2023
Actuarial (loss) gain, net	$(437)	$18	$215
Recognized actuarial loss	81	37	18
Settlement loss recognized	437	30	30
Total recognized in other comprehensive income	$81	$85	$263
Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2025 and 2024 are as follows:

	June 30,
	2025	2024
Discount rate	5.27%	5.51%
Interest crediting rate	4.74%	4.55%
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2025, 2024 and 2023 are as follows:

	Years Ended June 30,
	2025	2024	2023
Discount rate - projected benefit obligation	5.51%	5.44%	4.60%
Discount rate - interest cost	5.05%	5.15%	4.27%

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2025, 2024 and 2023 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments:

Fiscal year ending June 30, 2026	$804
Fiscal year ending June 30, 2027	433
Fiscal year ending June 30, 2028	433
Fiscal year ending June 30, 2029	430
Fiscal year ending June 30, 2030	427
Fiscal years ending June 30, 2031 – 2035	1,921
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
Expense related to the 401(k) Plan and Excess Savings Plan was $5,207, $5,008 and $4,897 for the years ended June 30, 2025, 2024 and 2023, respectively.
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
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for the years ended June 30, 2025, 2024 and 2023, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2025 and 2024 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Sports
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2025	2024		2025	2024	2023	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players’ Pension Plan	832172122	001	Yellow	Yellow	Implemented	$4,576	$4,254	$4,113	No	6/1/2030 (with certain termination rights becoming effective 6/2029)
			as of	as of
			2/2/2024	2/2/2023
National Hockey League Players’ Retirement Benefit Plan	462555356	001	Green	Green	No	1,309	1,198	1,413	No	9/15/2030
			as of	as of
			4/30/2024	4/30/2023
All Other Multiemployer Defined Benefit Pension Plans						—	10	453
						$5,885	$5,462	$5,979
The Company was not listed as providing more than 5 percent of the total contributions in any Form 5500 for the years ended June 30, 2025, 2024 and 2023.
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $1,286, $1,296 and $1,113 for the years ended June 30, 2025, 2024 and 2023, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $417, $270 and $274 for the years ended June 30, 2025, 2024 and 2023, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
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
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Miscellaneous (expense) income, net in the Company’s consolidated statements of operations. The Company recorded compensation expense of $2,195, $1,749 and $1,091 for the years ended June 30, 2025, 2024 and 2023, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $2,195, $1,749 and $1,091 for the years ended June 30, 2025, 2024 and 2023, respectively, within Miscellaneous (expense) income, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Amounts recognized in the consolidated balance sheets as of June 30, 2025 and 2024 related to the Deferred Compensation Plan consist of:

	June 30,	June 30,
	2025	2024
Non-current assets (included in investments)	$23,536	$18,837
Current liabilities (included in accrued employee-related costs)	(1,333)	(1,233)
Non-current liabilities (included in other employee-related costs)	(22,203)	(17,604)
Note 15. Share-based Compensation
The Company has two share-based compensation plans: the 2015 Employee Stock Plan (as amended, the “Employee Stock Plan”) and the 2015 Stock Plan for Non-Employee Directors (as amended, the “Non-Employee Director Plan”).
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
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 260 shares of the Company’s Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, restricted stock units granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
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
Share-based compensation expense was recognized in the consolidated statements of operations as a component of selling, general and administrative expenses. Share-based compensation expense recorded during the years ended June 30, 2025, 2024 and 2023 was $17,935, $21,291 and $25,203, respectively. There were no costs related to share-based compensation in operations that were capitalized for the years ended June 30, 2025, 2024 and 2023.
As of June 30, 2025, there was $20,563 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years for unvested RSUs and PSUs.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company, Sphere Entertainment, and MSG Entertainment employees, for the year ended June 30, 2025:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	RSUs	PSUs
Unvested award balance as of June 30, 2024	105	153	$170.61
Granted	56	48	$207.32
Vested	(64)	(59)	$174.98
Forfeited	(2)	(3)	$173.51
Unvested award balance as of June 30, 2025	95	139	$184.56
The fair value of RSUs and PSUs that vested during the year ended June 30, 2025 was $25,713. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 55 of these RSUs and PSUs, with an aggregate value of $10,662, inclusive of $24 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2025.
The fair value of RSUs and PSUs that vested during the years ended June 30, 2024 and 2023 was $23,463 and $40,944, respectively. The weighted-average fair value per share at grant date of RSUs and PSUs granted during the years ended June 30, 2024 and 2023 was $177.66 and $165.33, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the year ended June 30, 2025:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2024	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of June 30, 2025	94	$138.78	2.46	$6,584
Exercisable as of June 30, 2025	94	$138.78	2.46	$6,584
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
During the year ended June 30, 2025, the Company did not repurchase any shares under its share repurchase program. As of June 30, 2025, the Company had $184,639 of availability remaining under its stock repurchase authorization.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 17. Related Party Transactions
As of June 30, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100% of the Company’s outstanding Class B Common Stock and own approximately 2.6% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of June 30, 2025:
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
•Sponsorship sales and service representation agreements, entered into in April 2020 (the “Sponsorship Sales and Service Representation Agreements”), pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition, under these agreements, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets;
•Team sponsorship allocation agreement with MSG Entertainment, pursuant to which the teams receive an allocation of certain sponsorship and signage revenues associated with sponsorship agreements that include the assets of the Company, MSG Entertainment, and Sphere Entertainment, based on the percentage of revenue each company earns relative to the total contract value;
•Services agreement (the “Services Agreement”) pursuant to which the Company (i) receives certain services from MSG Entertainment, such as information technology, executive support, accounts payable, payroll, human resources, and other corporate functions, and communications, marketing and facilities-related services, in exchange for service fees and (ii) provides certain services to MSG Entertainment, such as certain communications, and legal services, in exchange for service fees;
•Arrangements pursuant to which the Company provides MSG Entertainment certain services associated with the management of ticketing, premium hospitality sales, sponsorship sales and other business operations services;
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
The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of June 30, 2025:
•Media rights agreements between the Company and MSG Networks, as amended in June 2025 and set to expire after the 2028-29 seasons, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
•An agreement with MSG Networks pursuant to which the Company was issued penny warrants exercisable for 19.9% of the equity interests in MSG Networks, as further described in Note 10;
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
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
	2025	2024	2023
Revenues (a)	$177,389	$197,640	$190,000
Operating expenses (credits):
Expense pursuant to the Services Agreement	36,491	37,346	36,458
Rent expense pursuant to Sublease Agreement	9,280	3,720	2,918
Costs associated with the Sponsorship Sales and Service Representation Agreements	20,876	19,319	19,329
Operating lease expense associated with the Arena License Agreements	67,619	67,619	67,619
Other costs associated with the Arena License Agreements	41,076	41,916	36,240
Other operating (credits) expenses, net	(2,127)	(1,867)	84
_________________
(a)     Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 18. Income Taxes
Income tax expense (benefit) attributable to operations is comprised of the following components:

	Years Ended June 30,
	2025	2024	2023
Current expense:
Federal	$30,094	$27,605	$23,161
State and other	26,841	26,427	6,110
	56,935	54,032	29,271
Deferred (benefit) expense:
Federal	(27,976)	(3,506)	(643)
State and other	(23,793)	(3,629)	15,665
	(51,769)	(7,135)	15,022
Income tax expense	$5,166	$46,897	$44,293
The income tax expense attributable to operations differs from the amount derived by applying the statutory federal rate to pre-tax (loss) income principally due to the effect of the following items:

	Years Ended June 30,
	2025	2024	2023
Federal tax (benefit) expense at statutory federal rate	$(3,627)	$22,190	$18,883
State income taxes, net of federal benefit	2,686	18,348	15,066
Change in the estimated applicable tax rate used to determine deferred taxes	47	29	1,788
Capital loss carryover	—	—	(2,728)
GAAP income of consolidated partnership attributable to non-controlling interests	—	—	455
Return to provision	(87)	(1,446)	366
Change in valuation allowance	177	1,432	2,728
Nondeductible officers’ compensation	5,291	5,899	5,238
Nondeductible disability insurance premiums expense	1,710	1,349	1,227
Other nondeductible expenses	559	631	558
Dividends received deduction	(1,159)	(814)	—
Excess tax benefit related to shared based-payments awards	(468)	(265)	636
Other	37	(456)	76
Income tax expense	$5,166	$46,897	$44,293

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2025 and 2024 are as follows:

	June 30,
	2025	2024
Deferred tax asset:
Capital loss and tax credit carryforwards	$4,333	$4,168
Accrued employee benefits	26,197	14,426
Accrued expenses	39,689	32,412
Restricted stock units and stock options	6,434	6,064
Arena deferred rent adjustment	42,094	34,342
NBA luxury tax	12,528	—
Investments	9,018	3,303
Deferred revenue accelerated for tax purposes	964	4,945
Other	5,695	58
Total deferred tax assets	146,952	99,718
Less valuation allowance	(4,337)	(4,160)
Net deferred tax assets	$142,615	$95,558

Deferred tax liabilities:
Intangible and other assets	$(103,482)	$(102,961)
Prepaid expenses	(4,312)	(9,522)
Total deferred tax liabilities	$(107,794)	$(112,483)

Net deferred tax asset (liability)	$34,821	$(16,925)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2025, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax assets related to capital loss carryforwards. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The Company does not have any uncertain tax positions as of June 30, 2025 and 2024.
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
The Company was notified in March of 2025 that the State of New York was commencing an audit of the state income tax returns for the fiscal years ended June 30, 2022 and 2023. The audit was finalized in July 2025 and resulted in no material changes.
The federal and state statute of limitations are currently open for tax returns for years starting with 2022.
During the years ended June 30, 2025, 2024 and 2023, the Company made income tax payments, net of refunds, of $65,733, $48,035 and $18,615, respectively.
On July 4, 2025, the Reconciliation Bill commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of others. The Company is currently evaluating the impact of these provisions on the Company’s consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 19. Additional Financial Information
Prepaid expenses consisted of the following:

	June 30, 2025	June 30, 2024
Prepaid employee-related costs	$34,850	$25,134
Other prepaid expenses	8,567	5,822
Total prepaid expenses	$43,417	$30,956
Concentration of Risk
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
The following individual non-related parties accounted for the following percentages of the Company’s consolidated receivable balances recorded in Accounts receivable, net and Other assets in the accompanying consolidated balance sheets:

	June 30,
	2025	2024
Entity A	17%	50%
Entity B	18%	16%
Entity C	17%	18%
The following individual non-related parties accounted for the following percentages of the Company’s consolidated revenue balances:

	Years Ended June 30,
	2025	2024	2023
Entity A	14%	13%	13%
Revenues from MSG Networks amounted to $157,389, $175,325 and $172,340 for the years ended June 30, 2025, 2024 and 2023, which represented 15%, 17% and 19%, respectively, of the Company’s consolidated revenues (see Note 17).
As of June 30, 2025, approximately 115 full-time and part-time employees, which represent approximately 11.4% of the Company’s workforce, are subject to CBAs. There are 38 union employees subject to CBAs that expired as of June 30, 2025 and there are no union employees subject to CBAs that will expire by June 30, 2026.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 20. Segment Information
The Company operates as one operating segment. The Company’s CODM is its Executive Chairman and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net (loss) income to assess financial performance and allocate resources. Consolidated net (loss) income is used by the CODM to make key operating decisions, such as entering into significant contracts, setting strategic objectives for the Company, and approving annual operating budgets, including approving significant investments in team personnel, and other key executive leadership positions. The CODM does not review segment assets at a different asset level or category than those disclosed in the accompanying consolidated balance sheets.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
	2025	2024	2023
Revenues	$1,039,220	$1,027,149	$887,447
Significant segment expenses:
Ticketing and sponsorship sales related expenses (a)	(64,272)	(62,347)	(62,651)
Marketing & event-related expenses (b)	(58,037)	(65,993)	(60,392)
Corporate & administrative (c)	(113,142)	(102,482)	(92,071)
Operating lease expenses and other rental expenses associated with the Arena License Agreements (d)	(69,337)	(69,288)	(69,749)
Team operating expenses (e)	(508,295)	(380,027)	(365,016)
Depreciation and amortization	(3,218)	(3,164)	(3,577)
Interest income	4,034	2,787	2,392
Interest expense	(21,652)	(27,589)	(22,884)
Miscellaneous (expense) income, net	(14,462)	(15,568)	25,239
Income tax expense	(5,166)	(46,897)	(44,293)
Other segment items (f)	(208,111)	(197,810)	(148,817)
Net (loss) income	$(22,438)	$58,771	$45,628
_________________
(a)     Ticketing and sponsorship sales related expenses consist of (i) expenses related to selling tickets to our sports teams’ home games and primarily include employee compensation and related benefits, credit card fees, and other general and administrative expenses, and (ii) fees related to the Company’s Sponsorship Sales and Service Representation Agreements and sponsorship fulfillment costs. See Note 17 for further details related to the Sponsorship Sales and Service Representation Agreements.
(b)     Marketing & event-related expenses primarily relate to marketing and production expenses and services provided to the Company by MSG Entertainment pursuant to the Arena License Agreements.
(c)     Corporate & administrative expenses include certain selling, general, and administrative costs.
(d)     Operating lease expenses and other rental expenses associated with the Arena License Agreements primarily consist of operating lease costs, commercial rent tax, and other expenses associated with the Arena License Agreements. See Note 17 for further details related to the Arena License Agreements.
(e)     Team operating expenses primarily consist of team personnel compensation (net of escrow), NBA luxury tax, expenses associated with day-to-day team operations, including for travel, player insurance, and operating costs of the Company’s training center in Greenburgh, NY.
(f)     Other segment items primarily consist of net provisions for league revenue sharing expense (excluding playoffs), league assessments, playoff related expenses, cost of goods sold and commission expense related to merchandise revenues, and share-based compensation expense.