Form 10-Q
period 2025-09-30
Madison Square Garden Sports Corp.
filed 2025-10-31
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 24, 2025:

Class A Common Stock par value $0.01 per share	—	19,529,890
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2025	June 30, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48,634	$144,617
Restricted cash	8,642	8,571
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2025 and June 30, 2025	42,618	25,855
Net related party receivables	26,684	3,582
Prepaid expenses	102,500	43,417
Other current assets	17,615	25,053
Total current assets	246,693	251,095
Property and equipment, net of accumulated depreciation and amortization of $54,446 and $53,635 as of September 30, 2025 and June 30, 2025, respectively	28,728	28,962
Right-of-use lease assets	758,422	760,456
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	73,515	54,720
Deferred tax assets, net	43,268	34,821
Other assets	36,609	12,753
Total assets	$1,517,402	$1,472,974

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	September 30, 2025	June 30, 2025
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$5,201	$9,336
Net related party payables	4,394	4,807
Debt	24,000	24,000
Accrued liabilities:
Employee-related costs	56,551	98,924
League-related accruals	156,564	196,567
Other accrued liabilities	5,794	13,093
Operating lease liabilities, current	54,233	52,618
Deferred revenue	330,587	164,178
Total current liabilities	637,324	563,523
Long-term debt	267,000	267,000
Operating lease liabilities, noncurrent	829,365	841,050
Other employee-related costs	77,257	82,178
Deferred revenue, noncurrent	634	662
Total liabilities	1,811,580	1,754,413
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,530 and 19,488 shares outstanding as of September 30, 2025 and June 30, 2025, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2025 and June 30, 2025	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2025 and June 30, 2025	—	—
Additional paid-in capital	4,403	15,348
Treasury stock, at cost, 918 and 960 shares as of September 30, 2025 and June 30, 2025, respectively	(151,524)	(158,543)
Accumulated deficit	(146,410)	(137,596)
Accumulated other comprehensive loss	(896)	(897)
Total equity	(294,178)	(281,439)
Total liabilities and equity	$1,517,402	$1,472,974
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2025	2024
Revenues (a)	$39,454	$53,307

Operating expenses:
Direct operating expenses (b)	8,279	8,211
Selling, general and administrative expenses (c)	57,789	52,587
Depreciation and amortization	811	782
Operating loss	(27,425)	(8,273)
Other income (expense):
Interest income	578	864
Interest expense	(5,591)	(6,055)
Miscellaneous income (expense), net	15,085	(1,126)
	10,072	(6,317)
Loss before income taxes	(17,353)	(14,590)
Income tax benefit	8,555	7,048
Net loss	$(8,798)	$(7,542)

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.37)	$(0.31)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.37)	$(0.31)
Weighted-average number of common shares outstanding:
Basic	24,116	24,049
Diluted	24,116	24,049
_________________
(a)Includes revenues from related parties of $6,760 and $8,904 for the three months ended September 30, 2025 and 2024, respectively.
(b)Includes net charges from related parties of $2,454 and $2,295 for the three months ended September 30, 2025 and 2024, respectively.
(c)Includes net charges from related parties of $14,732 and $11,862 for the three months ended September 30, 2025 and 2024, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2025	2024
Net loss	$(8,798)	$(7,542)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	2	20
Other comprehensive income, before income taxes	2	20
Income tax expense related to items of other comprehensive income	(1)	(6)
Other comprehensive income, net of income taxes	1	14
Comprehensive loss	$(8,797)	$(7,528)
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,798)	$(7,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	811	782
Benefit from deferred income taxes	(8,448)	(7,140)
Share-based compensation expense	4,844	4,268
Unrealized (gain) loss on equity investments with readily determinable fair value and warrants	(15,500)	612
Other non-cash adjustments	1,612	1,673
Change in assets and liabilities:
Accounts receivable, net	(16,763)	(11,521)
Net related party receivables	(23,102)	6,237
Prepaid expenses and other assets	(75,787)	(59,309)
Investments	(2,181)	(2,046)
Accounts payable	(4,190)	(4,697)
Net related party payables	(497)	(2,064)
Accrued and other liabilities	(95,300)	(93,834)
Deferred revenue	166,381	158,134
Operating lease right-of-use assets and lease liabilities	(8,036)	(9,711)
Net cash used in operating activities	(84,954)	(26,158)
Cash flows from investing activities:
Capital expenditures	(371)	(359)
Purchases of investments	(1,477)	(804)
Net cash used in investing activities	(1,848)	(1,163)
Cash flows from financing activities:
Dividends paid	(340)	(440)
Taxes paid in lieu of shares issued for equity-based compensation	(8,770)	(9,062)
Net cash used in financing activities	(9,110)	(9,502)
Net decrease in cash, cash equivalents and restricted cash	(95,912)	(36,823)
Cash, cash equivalents and restricted cash at beginning of period	153,188	94,907
Cash, cash equivalents and restricted cash at end of period	$57,276	$58,084

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$233	$232
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2025	2024
Common Stock Issued	$249	$249
Additional Paid-In Capital
Beginning Balance	15,348	19,079
Share-based compensation	4,844	4,268
Tax withholding associated with shares issued for equity-based compensation	(8,770)	(7,951)
Common stock issued under stock incentive plans	(7,019)	(7,043)
Ending Balance	4,403	8,353
Treasury Stock
Beginning Balance	(158,543)	(169,547)
Common stock issued under stock incentive plans	7,019	7,043
Ending Balance	(151,524)	(162,504)
Accumulated Deficit
Beginning Balance	(137,596)	(115,139)
Net loss	(8,798)	(7,542)
Dividends declared ($7.00 per share)	(16)	(8)
Ending Balance	(146,410)	(122,689)
Accumulated Other Comprehensive Loss
Beginning Balance	(897)	(952)
Other comprehensive income	1	14
Ending Balance	(896)	(938)
Total Equity	$(294,178)	$(277,529)
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“fiscal year 2025”). Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these Financial Statements. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full fiscal year. The dependence of MSG Sports on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the sports teams’ games are played.
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation and relate to the combination of Defined benefit obligations and Other employee-related costs in non-current liabilities in the consolidated balance sheets.

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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances annual disclosures related to the effective income tax rate reconciliation and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2026 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its income tax disclosures.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for the Company in the first quarter of fiscal year 2028. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three months ended September 30, 2025 and 2024, the Company did not have any impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements set forth in Accounting Standards Codification (“ASC”) Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Event-related (a)	$6,007	$6,085
Media rights (b)	5,100	7,353
Sponsorship, signage and suite licenses	4,655	5,188
League distributions and other	23,692	34,681
Total revenues from contracts with customers	$39,454	$53,307
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees from MSG Networks, (ii) revenue from the distribution through league-wide national media contracts, and (iii) other local radio rights fees.
On June 27, 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC (“Knicks LLC”) and New York Rangers, LLC (“Rangers LLC”), on the other hand, were amended, as follows:
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
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks.
Concurrent with the amendments to the media rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
The amendments were accounted for as a modification under ASC Subtopic 606 with revenue for the fiscal year ended June 30, 2025 reflecting the change in the transaction price in the media rights agreements. The penny warrants issued to the Company were considered non-cash consideration under ASC Subtopic 606 and the fair value of consideration received was included in the change in transaction price as a result of the modification. Refer to Note 9 for further details regarding the penny warrant investment and corresponding fair value.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2025 and June 30, 2025:

	September 30,	June 30,
	2025	2025
Receivables from contracts with customers, net (a)	$42,688	$25,214
Contract assets, current (b)	4,929	14,095
Deferred revenue, including non-current portion (c), (d)	331,221	164,840
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2025 and June 30, 2025, the Company’s receivables reported above included $466 and $0, respectively, related to contracts with customers that are related parties. See Note 15 for further details on these related party arrangements.
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
(c)Deferred revenue, including the non-current portion, primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The Company’s deferred revenue related to local media rights was $16,533 and $0 as of September 30, 2025 and June 30, 2025, respectively. See Note 15 for further details on these related party arrangements.
(d)Revenue recognized for the three months ended September 30, 2025 relating to the deferred revenue balance as of July 1, 2025 was $5,874.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2025. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international media contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2026 (remainder)	$174,402
Fiscal year ending June 30, 2027	126,804
Fiscal year ending June 30, 2028	86,519
Fiscal year ending June 30, 2029	57,720
Fiscal year ending June 30, 2030	32,725
Thereafter	17,977
$496,147

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

	Three Months Ended September 30,
	2025	2024
Net loss allocable to common shares, basic and diluted (numerator):
Net loss	$(8,798)	$(7,542)
Less: Dividends to other-than-common stockholders (a)	16	8
Net loss allocable to common shares, basic and diluted (numerator):	$(8,814)	$(7,550)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,116	24,049
Dilutive effect of shares issuable under share-based compensation plans	—	—
Weighted-average shares for diluted EPS	24,116	24,049
Weighted-average shares excluded from diluted EPS	80	92

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.37)	$(0.31)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.37)	$(0.31)
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s sports teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $2,382 and $833 for the three months ended September 30, 2025 and 2024, respectively.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	September 30, 2025	June 30, 2025	September 30, 2024
Captions on the consolidated balance sheets:
Cash and cash equivalents	$48,634	$144,617	$52,252
Restricted cash (a)	8,642	8,571	5,832
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$57,276	$153,188	$58,084
_________________
(a)Restricted cash as of September 30, 2025, June 30, 2025 and September 30, 2024 included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information).

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Leases
The Company’s leases primarily consist of the lease of the Company’s principal executive offices at Two Pennsylvania Plaza in New York under the Sublease Agreement with MSG Entertainment (as defined below) and a lease agreement for an aircraft. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements (as defined below) as leases under the ASC Topic 842, Leases. See Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information regarding the Company’s accounting policies associated with its leases.
During the second quarter of fiscal year 2025, the Company amended and restated its prior sublease agreement with MSG Entertainment (the “Prior Sublease Agreement”) to enter into a short term lease for new principal executive offices through December 31, 2024.
In January 2025, the Company entered into a new sublease agreement with MSG Entertainment for new principal executive offices at Two Pennsylvania Plaza in New York with a lease term which ends January 31, 2046 (the “New Sublease Agreement” and together with the Prior Sublease Agreement, the “Sublease Agreement”) and fixed lease payment obligations of $167,444 over the lease term. The Company recorded a lease right-of-use asset and liability based on the present value of minimum fixed lease payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date. In addition, the Company entered into a commitment whereby if MSG Entertainment’s lease for principal executive offices at Two Pennsylvania Plaza in New York were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices at Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046.
As of September 30, 2025, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 6 to 30 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2025 and June 30, 2025:

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2025	June 30, 2025
Right-of-use assets:
Operating leases	Right-of-use lease assets	$758,422	$760,456
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$54,233	$52,618
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	829,365	841,050
Total lease liabilities		$883,598	$893,668
_________________
(a)As of September 30, 2025, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $47,655 and $800,692, respectively, that are payable to MSG Entertainment. As of June 30, 2025, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $46,040 and $811,190, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three months ended September 30, 2025 and 2024:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended September 30,
		2025	2024
Operating lease costs	Direct operating expenses	$1,311	$1,311
Operating lease costs	Selling, general and administrative expenses	3,693	2,471
Total lease cost		$5,004	$3,782

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Supplemental Information
For the three months ended September 30, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities was $13,039 and $13,493, respectively.
For the three months ended September 30, 2025 and 2024, there were no non-cash additions to right-of-use assets and operating lease liabilities.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheet as of September 30, 2025 was 27.9 years. The weighted average discount rate was 7.05% as of September 30, 2025.
Maturities of operating lease liabilities as of September 30, 2025 were as follows:

Fiscal year ending June 30, 2026 (remainder)	$41,331
Fiscal year ending June 30, 2027	59,716
Fiscal year ending June 30, 2028	62,388
Fiscal year ending June 30, 2029	63,874
Fiscal year ending June 30, 2030	65,361
Thereafter	2,063,935
Total lease payments	2,356,605
Less imputed interest	(1,473,007)
Total lease liabilities	$883,598
Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2026, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of September 30, 2025 and June 30, 2025 was $226,523.
The Company’s indefinite-lived intangible assets as of September 30, 2025 and June 30, 2025 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2026, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following:

	September 30, 2025	June 30, 2025
Equity method investments:
Hard Carry Gaming, Inc. (“NRG”)	$6,333	$6,607
MSG Networks	—	—
Other equity method investments	4,332	4,421
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	18,116	9,290
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	26,680	23,536
Equity investments without readily determinable fair values (a)	10,739	9,262
Derivative instruments:
Xtract One warrants	7,315	1,604
Total investments	$73,515	$54,720
_________________
(a)During the three months ended September 30, 2025 and 2024, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations.
Equity Method Investments
NRG
The Company holds preferred shares of the capital stock of NRG, a professional gaming and entertainment company. During the three months ended September 30, 2025 and 2024, the Company recognized its net share of losses of $274 and $230, respectively, in Miscellaneous income (expense), net within the Company’s consolidated statements of operations. As of September 30, 2025 and June 30, 2025, the Company’s ownership in NRG was approximately 25%.
MSG Networks
In June 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and Knicks LLC and Rangers LLC, on the other hand, were amended as further described in Note 3. Concurrent with the amendments to the media rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks. The Company has accounted for the penny warrants issued to the Company as in-substance common stock in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures, and the Company determined that it has the ability to exert significant influence over the investee. The Company recorded the investment in MSG Networks penny warrants at fair value as an equity method investment. The Company estimated the fair value of the MSG Networks warrants based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimated future cash flows. During the three months ended September 30, 2025, the Company recognized no income or loss related to the MSG Networks equity method investment.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•Other equity investments held in trust under the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information regarding Deferred Compensation Plan. The Company recorded compensation expense of $963 and $965 for the three months ended September 30, 2025 and 2024, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $963 and $965 for the three months ended September 30, 2025 and 2024, respectively, within Miscellaneous income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The fair value of the Company’s investments in common stock of Xtract One and other investments held in trust are determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	September 30, 2025		June 30, 2025
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$7,721	$18,116	$7,721	$9,290
Other equity investments with readily determinable fair values	21,444	26,680	19,263	23,536
	$29,165	$44,796	$26,984	$32,826
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	September 30, 2025	June 30, 2025
Non-current assets (included in investments)	$26,680	$23,536
Current liabilities (included in accrued employee related costs)	(1,404)	(1,333)
Non-current liabilities (included in other employee related costs)	(25,276)	(22,203)
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous income (expense), net within the Company’s consolidated statements of operations, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Unrealized gain (loss) - Xtract One common stock	$8,826	$(533)
Unrealized gain - other equity investments with readily determinable fair values	963	965
	$9,789	$432

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	September 30, 2025	June 30, 2025
Assets:
Money market accounts	I	$39,625	$95,367
Time deposits	I	8,012	48,263
Equity investments	I	44,796	32,826
Warrants	III	7,315	1,604
Total assets measured at fair value		$99,748	$178,060
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 9 for further details regarding equity investments.
Level III Inputs
The Company’s Level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous income (expense), net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
Expected term	1.18 years	1.30 years
Expected volatility	78.49%	70.78%
Risk-free interest rate	3.67%	3.85%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Three Months Ended September 30,
	2025	2024
Balance at beginning of period	$1,604	$6,995
Unrealized gains (losses) on warrants	5,711	(1,044)
Balance at end of period	$7,315	$5,951

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets are as follows:

	September 30, 2025		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$24,000	$24,000	$24,000	$24,000
Long-term debt (b)	$267,000	$267,000	$267,000	$267,000
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
Note 11. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 7 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2025, other than activities in the ordinary course of business.
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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy or insolvency event (as defined in the Knicks Credit Agreement) with respect to the obligor under any local media rights agreement. Borrowings under the Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.500% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.500% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The outstanding balance under

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

the Knicks Revolving Credit Facility was $267,000 as of September 30, 2025, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of September 30, 2025 was 5.51%. During the three months ended September 30, 2025 and 2024, the Company made interest payments in respect of the Knicks Revolving Credit Facility of $3,883 and $4,793, respectively.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2025, Knicks LLC was in compliance with this financial covenant.
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
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions, including a representation as to the absence of a bankruptcy or insolvency event (as defined in the Rangers Credit Agreement) with respect to the obligor under any local media rights agreement. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.500% to 1.000% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.500% to 2.000% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.375% to 0.625% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings under the Rangers Revolving Credit Facility as of September 30, 2025. The Company did not make any interest payments in respect of the Rangers Revolving Credit Facility during the three months ended September 30, 2025 and 2024.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2025, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the remaining advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the Rangers NHL Advance Agreement was $24,000 as of September 30, 2025 and was recorded as Debt in the accompanying consolidated balance sheet. During the three months ended September 30, 2025 and 2024, the Company made interest payments in respect of the Rangers NHL Advance Agreement of $180 and $225, respectively.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	September 30, 2025	June 30, 2025
Other current assets	$1,145	$1,145
Other assets	234	520
Note 13. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense is recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $4,844 and $4,268 for the three months ended September 30, 2025 and 2024, respectively. There were no costs related to share-based compensation that were capitalized for the three months ended September 30, 2025 and 2024.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by current and former employees of the Company and non-employee directors, for the three months ended September 30, 2025:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2025	95	139	$184.56
Granted	46	48	$195.27
Vested	(46)	(58)	$171.11
Forfeited / Cancelled	(1)	(1)	$193.53
Unvested award balance, September 30, 2025	94	128	$195.32
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the three months ended September 30, 2025 was $21,962. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s current and former employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 42 of these RSUs, with an aggregate value of $8,770, inclusive of $36 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2025.
The fair value of RSUs that vested during the three months ended September 30, 2024 was $21,227. The weighted-average fair value per share at grant date of RSUs granted during the three months ended September 30, 2024 was $205.31.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the three months ended September 30, 2025:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2025	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of September 30, 2025	94	$138.78	2.21	$8,277
Exercisable as of September 30, 2025	94	$138.78	2.21	$8,277
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
During the three months ended September 30, 2025 and 2024, the Company did not repurchase any shares under its share repurchase program. As of September 30, 2025, the Company had $184,639 of availability remaining under its stock repurchase authorization.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Related Party Transactions
As of September 30, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and owned approximately 3.2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represented approximately 70.8% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of September 30, 2025:
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
•Services agreement (the “Services Agreement”) pursuant to which the Company (i) receives certain services from MSG Entertainment, such as information technology, executive support, accounts payable, payroll, human resources, and other corporate functions, and communications, marketing and facilities-related services, in exchange for service fees and (ii) provides certain services to MSG Entertainment, such as certain communications and legal services, in exchange for service fees;
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
The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of September 30, 2025:
•Media rights agreements between the Company and MSG Networks, as amended in June 2025 and set to expire after the 2028-29 seasons, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•An agreement with MSG Networks pursuant to which the Company was issued penny warrants exercisable for 19.9% of the equity interests in MSG Networks, as further described in Note 9;
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
The Company is also party to time-sharing and dry lease arrangements with MSG Entertainment in connection with aircraft leased by the Company and MSG Entertainment as well as arrangements with MSG Entertainment and Sphere Entertainment pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of such aircraft.
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman and Chief Executive Officer with Sphere Entertainment and MSG Entertainment, (ii) the Company’s Vice Chairman with AMC Networks, Sphere Entertainment and MSG Entertainment, and (iii) the Company’s Executive Vice President with Sphere Entertainment and AMC Networks. Additionally, the Company, Sphere Entertainment, AMC Networks and MSG Entertainment allocate the costs of certain personal aircraft and helicopter usage by their shared executives.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Revenues (a)	$6,760	$8,904
Operating expenses:
Expense pursuant to the Services Agreement	$10,423	$8,477
Rent expense pursuant to Sublease Agreement	2,075	894
Costs associated with the Sponsorship Sales and Service Representation Agreements	2,604	2,612
Operating lease expense associated with the Arena License Agreements	1,311	1,311
Other costs associated with the Arena License Agreements	1,193	1,013
Other operating credits, net	(420)	(150)
___________________
(a)Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 16. Income Taxes
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes, nondeductible officers’ compensation, and players’ disability insurance premiums expense, partially offset in the current period by the impact of dividends received. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the three months ended September 30, 2025 of $8,555 reflects an effective tax rate of 49%.
Income tax benefit for the three months ended September 30, 2024 of $7,048 reflects an effective tax rate of 48%.
During the three months ended September 30, 2025 and 2024, the Company made income tax payments, net of refunds, of $11,836 and $10,280, respectively.
The Company was notified in March 2025 that the State of New York was commencing an audit of the state income tax returns for the fiscal years ended June 30, 2022 and 2023. The audit was finalized in July 2025 and resulted in no material changes.
On July 4, 2025, the Reconciliation Bill, commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”), was enacted into law. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives and accelerating the phase-out of others. The Company evaluated these provisions and concluded the provisions did not have a material impact on the Company’s consolidated financial statements.
Note 17. Additional Financial Information
The following table summarizes the composition and amounts of prepaid expenses included in the accompanying consolidated balance sheets as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
Prepaid employee-related costs	$73,220	$34,850
Other prepaid expenses	29,280	8,567
Total prepaid expenses	$102,500	$43,417

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 18. Segment Information
The Company operates as one operating segment. The Company’s CODM is its Executive Chairman and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income (loss) to assess financial performance and allocate resources. Consolidated net income (loss) is used by the CODM to make key operating decisions, such as entering into significant contracts, setting strategic objectives for the Company, and approving annual operating budgets, including approving significant investments in team personnel, and other key executive leadership positions. The CODM does not review segment assets at a different asset level or category than those disclosed in the accompanying consolidated balance sheets.
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Revenues	$39,454	$53,307
Significant segment expenses:
Ticketing and sponsorship sales related expenses (a)	(8,178)	(8,515)
Marketing & event-related expenses (b)	(8,922)	(8,151)
Corporate & administrative (c)	(26,395)	(23,237)
Operating lease expenses and other rental expenses associated with the Arena License Agreements (d)	(1,345)	(1,344)
Team operating expenses (e)	(13,009)	(11,647)
Other segment items (f)	(8,219)	(7,904)
Depreciation and amortization	(811)	(782)
Interest income	578	864
Interest expense	(5,591)	(6,055)
Miscellaneous income (expense), net	15,085	(1,126)
Income tax benefit	8,555	7,048
Net loss	$(8,798)	$(7,542)
_________________
(a)Ticketing and sponsorship sales related expenses consist of (i) expenses related to selling tickets to our sports teams’ home games and primarily include employee compensation and related benefits, credit card fees, and other general and administrative expenses, and (ii) fees related to the Company’s Sponsorship Sales and Service Representation Agreements and sponsorship fulfillment costs. See Note 15 for further details related to the Sponsorship Sales and Service Representation Agreements.
(b)Marketing & event-related expenses primarily relate to marketing and production expenses and services provided to the Company by MSG Entertainment pursuant to the Arena License Agreements.
(c)Corporate & administrative expenses include certain selling, general, and administrative costs.
(d)Operating lease expenses and other rental expenses associated with the Arena License Agreements primarily consist of operating lease costs, commercial rent tax, and other expenses associated with the Arena License Agreements. See Note 15 for further details related to the Arena License Agreements.
(e)Team operating expenses primarily consist of team personnel compensation (net of escrow), NBA luxury tax, expenses associated with day-to-day team operations, including for travel and player insurance, and operating costs of the Company’s training center in Greenburgh, NY.
(f)Other segment items primarily consist of net provisions for league revenue sharing expense (excluding playoffs), league assessments, playoff related expenses, cost of goods sold and commission expense related to merchandise revenues, and share-based compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”), including stated annual local media rights fees for the fiscal year ended June 30, 2026. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•general economic conditions, especially in the New York City metropolitan area, including any economic downturn, recession, financial instability, impact from Government shutdowns or inflation;
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
•a pandemic or another public health emergency and our ability to effectively manage the impacts, including labor market disruptions;
•activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including Madison Square Garden Arena (“The Garden”) where the home games of the New York Knickerbockers (the “Knicks”) and the New York Rangers (the “Rangers”) are played;
•the impact of governmental regulations or laws, changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions (including for The Garden) or tax deductions and the ability for us and Madison Square Garden Entertainment Corp. (“MSG Entertainment”) to maintain necessary permits or licenses;
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
•certain restrictions on transfer and ownership of our common stock related to our ownership of professional sports franchises in the NBA and NHL; and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (our “2025 Form 10-K”).
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the 2025 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports,” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and (iii) certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recent Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, if any, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2026. This section should be read together with our critical accounting policies, which are discussed in our 2025 Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Factors Affecting Operating Results
Amendments to Media Rights Agreements
On June 27, 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC (“Knicks LLC”) and New York Rangers, LLC (“Rangers LLC”), on the other hand, were amended, as follows:
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
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to a right of first refusal in favor of MSG Networks.
Concurrent with the amendments to the media rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
As a result of the amendments to the media rights agreements, media rights fees revenues for the three months ended September 30, 2025 have been recorded at the applicable reduced rate described above. The Company also expects to record media rights fees reflecting the reduced rates described above in future periods.

Results of Operations
Comparison of the three months ended September 30, 2025 versus the three months ended September 30, 2024
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenues	$39,454	$53,307	$(13,853)	(26)%
Direct operating expenses	8,279	8,211	68	1%
Selling, general and administrative expenses	57,789	52,587	5,202	10%
Depreciation and amortization	811	782	29	4%
Operating loss	(27,425)	(8,273)	(19,152)	NM
Other income (expense):
Interest income	578	864	(286)	(33)%
Interest expense	(5,591)	(6,055)	464	(8)%
Miscellaneous income (expense), net	15,085	(1,126)	16,211	NM
Loss before income taxes	(17,353)	(14,590)	(2,763)	(19)%
Income tax benefit	8,555	7,048	1,507	21%
Net loss	$(8,798)	$(7,542)	$(1,256)	(17)%
______________
NM - Percentage is not meaningful
Revenues
Revenues decreased $13,853, or 26%, to $39,454 for the three months ended September 30, 2025 as compared to the prior year period.
The net decrease was attributable to the following:

Decrease in revenues from league distributions	$(11,429)
Decrease in revenues from local media rights fees	(2,253)
Other net decreases	(171)
$(13,853)
The decrease in revenues from league distributions for the three months ended September 30, 2025 was primarily due to a decrease in certain league distributions unrelated to national media rights fees.
The decrease in revenues from local media rights fees for the three months ended September 30, 2025 was primarily due to reduced local media rights fees as a result of amendments to the Knicks’ and Rangers’ local media rights agreements with MSG Networks entered into in the fourth quarter of fiscal year 2025, and to a lesser extent, a reduction in rights fees due to a decrease in the number of games exclusively available to MSG Networks during the current fiscal year as compared to the prior fiscal year. Stated annual local media rights fees, subject to adjustments in certain circumstances, including if the Company does not make available a minimum number of games in the year, after consideration of the media rights amendments are $139,237 for the year ending June 30, 2026 as compared to $162,939 in stated annual local media rights fees for the fiscal year ended June 30, 2025.

Direct operating expenses
Direct operating expenses increased $68, or 1%, to $8,279 for the three months ended September 30, 2025 as compared to the prior year period.
The net increase was attributable to the following:

Increase in net provisions for certain team personnel transactions	$1,549
Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	(2,428)
Other net increases	947
$68
Net provisions for certain team personnel transactions for the three months ended September 30, 2025 and 2024 reflect provisions recorded for waiver/contract terminations of $2,382 and $833, respectively.
The decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three months ended September 30, 2025 was due to the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow).
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
Selling, general and administrative expenses for the three months ended September 30, 2025 increased $5,202, or 10%, to $57,789 as compared to the prior year period driven by (i) higher costs related to the Services Agreement of $1,614, (ii) higher operating lease costs of $1,222, (iii) higher employee compensation and related benefits of $1,008, and (iv) higher other general and administrative expenses.
Operating loss
Operating loss for the three months ended September 30, 2025 increased $19,152 to $27,425 as compared to the prior year period primarily due to lower revenues and higher selling, general and administrative expenses.
Interest income
Interest income for the three months ended September 30, 2025 decreased $286, or 33%, to $578 as compared to the prior year period primarily due to lower average interest rates and lower average cash balances in the current year period.
Interest expense
Interest expense for the three months ended September 30, 2025 decreased $464, or 8%, to $5,591 as compared to the prior year period primarily due to lower average interest rates and lower average borrowings under the Knicks Revolving Credit Facility in the current year period, partially offset by higher other interest expense.
Miscellaneous income (expense), net
Miscellaneous income (expense), net for the three months ended September 30, 2025 reflected net income of $15,085 and miscellaneous income (expense), net for the three months ended September 30, 2024 reflected net expense of $1,126. The increase in miscellaneous income (expense), net relates to changes in fair value in the Company’s investments.
Income taxes
See Note 16 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s income taxes.
Changes in tax regulations could limit the availability of tax benefits or deductions that the Company expects to claim or otherwise increase the taxes imposed on the Company’s operations. For example, to the extent the expansion of Section 162(m) of the U.S. Internal Revenue Code, which will become effective for the Company’s fiscal year ending June 30, 2028, reduces the amount of tax deductions available to us, our income tax expense would increase, which would reduce our net income. See “Item 1A. Risk Factors—Operational Risks—We Are Subject to Governmental Regulation, Which Can Change, and Any

Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations” in our 2025 Form 10-K.
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
The following are the reconciliations of operating loss to adjusted operating loss for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024	$	%
Operating loss	$(27,425)	$(8,273)	$(19,152)	NM
Depreciation and amortization	811	782
Share-based compensation	4,844	4,268
Remeasurement of deferred compensation plan liabilities	963	965
Adjusted operating loss	$(20,807)	$(2,258)	$(18,549)	NM
For the three months ended September 30, 2025, adjusted operating loss increased $18,549 to $20,807 as compared to the prior year period. The increase in adjusted operating loss was primarily due to lower revenues and higher selling, general and administrative expenses.
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

As of September 30, 2025, we had $48,634 in Cash and cash equivalents. In addition, as of September 30, 2025, the Company’s deferred revenue obligations were $302,021, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets, suites, sponsorships, and local media rights.
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
We believe we have sufficient liquidity, including approximately $48,634 in Cash and cash equivalents as of September 30, 2025, along with $258,000 of additional available borrowing capacity under existing credit facilities (as of September 30, 2025), to fund our operations and satisfy any obligations for the foreseeable future. If MSG Networks were to experience a bankruptcy or insolvency event (as set forth in each of the credit facilities), we would be prevented, absent a cure or waiver, from making borrowings under our revolving credit facilities. The Rangers Credit Agreement also includes an event of default upon a bankruptcy or insolvency event with respect to a material media rights counterparty, including MSG Networks. There were no borrowings outstanding under the Rangers Revolving Credit Facility as of September 30, 2025. See “Item 1A. Risk Factors — Economic and Business Relationship Risks — Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.” in our 2025 Form 10-K.
Financing Agreements and Stock Repurchases
See Note 12 and Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2025 other than activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Net loss	$(8,798)	$(7,542)
Adjustments to reconcile net loss to net cash used in operating activities:	(16,681)	195
Changes in working capital assets and liabilities	(59,475)	(18,811)
Net cash used in operating activities	(84,954)	(26,158)
Net cash used in investing activities	(1,848)	(1,163)
Net cash used in financing activities	(9,110)	(9,502)
Net decrease in cash, cash equivalents and restricted cash	$(95,912)	$(36,823)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2025 increased by $58,796 to $84,954 as compared to the prior year period. The increase in net cash used in operating activities was primarily due to changes in working capital assets and liabilities and the decrease in net loss adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) an increase in net related party receivables of $29,339 primarily due to the timing of collections related to the Company’s Arena License Agreements., (ii) a higher increase in prepaid expenses and other assets of $16,478 primarily due to higher prepayments related to team personnel compensation and income taxes in the current year period, and (iii) a higher increase in accounts receivable, net, of $5,242 primarily due to the lack of receipts related to NBA luxury tax in the current year period, partially offset by higher collections of sponsorship sales in the current year period. These changes were partially offset by a higher increase in deferred revenue of $8,247 primarily due to higher collections of ticket sales in advance of recognition in the current year period.

Investing Activities
Net cash used in investing activities for the three months ended September 30, 2025 increased by $685 to $1,848 as compared to the prior year period primarily due to higher purchases of investments in the current year period.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2025 decreased by $392 to $9,110 as compared to the prior year period primarily due to lower taxes paid in lieu of shares issued for equity-based compensation and lower dividends paid in the current year period.
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
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2026. There have been no material changes to the Company’s critical accounting policies from those set forth in our 2025 Form 10-K.
Goodwill
The carrying amount of goodwill as of September 30, 2025 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company elected to perform the qualitative assessment of impairment for the Company’s reporting unit for the fiscal year 2026 impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•market capitalization;
•cost factors;
•overall financial performance of the reporting unit;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2026, and there was no impairment of goodwill. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2025:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2026, and there were no impairments identified. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amount.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our interest rate risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2025 Form 10-K.
Potential interest rate risk exposure:
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facilities.
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of September 30, 2025, we had a total of $267 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of September 30, 2025 and continuing for a full year would increase interest expense by approximately $2.7 million. See Note 12 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Knicks Credit Agreement, Rangers Credit Agreement, and Rangers NHL Advance Agreement.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2025, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has funded and expects to continue to fund stock repurchases, if any, through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended September 30, 2025, the Company did not make any share repurchases under its share repurchase program.

Item 6. Exhibits
(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Form of Restricted Stock Units Agreement Under the 2015 Employee Stock Plan, As Amended. †
10.2	Form of Performance Restricted Stock Units Agreement Under the 2015 Employee Stock Plan, As Amended. †
10.3	Form of Stock Options Agreement Under the 2015 Employee Stock Plan, As Amended. †
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of October 2025.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer