Form 10-Q
period 2025-12-31
Madison Square Garden Sports Corp.
filed 2026-02-06
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 30, 2026:

Class A Common Stock par value $0.01 per share	—	19,539,816
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2025	June 30, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,302	$144,617
Restricted cash	—	8,571
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2025 and June 30, 2025	90,184	25,855
Net related party receivables	20,375	3,582
Prepaid expenses	82,818	43,417
Other current assets	24,881	25,053
Total current assets	299,560	251,095
Property and equipment, net of accumulated depreciation and amortization of $54,294 and $53,635 as of December 31, 2025 and June 30, 2025, respectively	28,597	28,962
Right-of-use lease assets	750,978	760,456
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	72,365	54,720
Deferred tax assets, net	36,644	34,821
Other assets	26,429	12,753
Total assets	$1,544,740	$1,472,974

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	December 31, 2025	June 30, 2025
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,977	$9,336
Net related party payables	4,986	4,807
Debt	24,000	24,000
Accrued liabilities:
Employee-related costs	99,300	98,924
League-related accruals	192,235	196,567
Other accrued liabilities	8,119	13,093
Operating lease liabilities, current	55,875	52,618
Deferred revenue	249,117	164,178
Total current liabilities	641,609	563,523
Long-term debt	267,000	267,000
Operating lease liabilities, noncurrent	841,014	841,050
Other employee-related costs	76,591	82,178
Deferred revenue, noncurrent	606	662
Total liabilities	1,826,820	1,754,413
Commitments and contingencies (see Note 11)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,540 and 19,488 shares outstanding as of December 31, 2025 and June 30, 2025, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of December 31, 2025 and June 30, 2025	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of December 31, 2025 and June 30, 2025	—	—
Additional paid-in capital	6,598	15,348
Treasury stock, at cost, 908 and 960 shares as of December 31, 2025 and June 30, 2025, respectively	(149,858)	(158,543)
Accumulated deficit	(138,175)	(137,596)
Accumulated other comprehensive loss	(894)	(897)
Total equity	(282,080)	(281,439)
Total liabilities and equity	$1,544,740	$1,472,974
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues (a)	$403,424	$357,759	$442,878	$411,066

Operating expenses:
Direct operating expenses (b)	311,389	275,753	319,668	283,964
Selling, general and administrative expenses (c)	69,065	67,900	126,854	120,487
Depreciation and amortization	790	791	1,601	1,573
Operating income (loss)	22,180	13,315	(5,245)	5,042
Other income (expense):
Interest income	496	690	1,074	1,554
Interest expense	(6,210)	(5,587)	(11,801)	(11,642)
Miscellaneous (expense) income, net	(1,506)	(6,609)	13,579	(7,735)
	(7,220)	(11,506)	2,852	(17,823)
Income (loss) before income taxes	14,960	1,809	(2,393)	(12,781)
Income tax (expense) benefit	(6,717)	(698)	1,838	6,350
Net income (loss)	$8,243	$1,111	$(555)	$(6,431)

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.34	$0.05	$(0.02)	$(0.27)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.34	$0.05	$(0.02)	$(0.27)
Weighted-average number of common shares outstanding:
Basic	24,165	24,100	24,141	24,074
Diluted	24,223	24,167	24,141	24,074
_________________
(a)Includes revenues from related parties of $58,057 and $80,217 for the three months ended December 31, 2025 and 2024, respectively, and $64,817 and $89,121 for the six months ended December 31, 2025 and 2024, respectively.
(b)Includes net charges from related parties of $45,151 and $38,757 for the three months ended December 31, 2025 and 2024, respectively, and $47,605 and $41,052 for the six months ended December 31, 2025 and 2024, respectively.
(c)Includes net charges from related parties of $20,344 and $19,693 for the three months ended December 31, 2025 and 2024, respectively, and $35,076 and $31,555 for the six months ended December 31, 2025 and 2024, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$8,243	$1,111	$(555)	$(6,431)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	2	20	4	40
Other comprehensive income, before income taxes	2	20	4	40
Income tax expense related to items of other comprehensive income	—	(7)	(1)	(13)
Other comprehensive income, net of income taxes	2	13	3	27
Comprehensive income (loss)	$8,245	$1,124	$(552)	$(6,404)
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(555)	$(6,431)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,601	1,573
Benefit from deferred income taxes	(1,824)	(10,125)
Share-based compensation expense	11,032	10,259
Unrealized (gain) loss on equity investments with readily determinable fair value and warrants	(16,353)	5,831
Other non-cash adjustments	5,408	3,497
Change in assets and liabilities:
Accounts receivable, net	(64,329)	(45,614)
Net related party receivables	(16,793)	12,261
Prepaid expenses and other assets	(49,109)	(25,904)
Investments	(2,437)	(2,321)
Accounts payable	(1,351)	(3,499)
Net related party payables	189	747
Accrued and other liabilities	(15,570)	(29,592)
Deferred revenue	84,883	118,877
Operating lease right-of-use assets and lease liabilities	12,699	6,062
Net cash (used in) provided by operating activities	(52,509)	35,621
Cash flows from investing activities:
Capital expenditures	(1,228)	(892)
Purchases of investments	(1,515)	(1,410)
Net cash used in investing activities	(2,743)	(2,302)
Cash flows from financing activities:
Dividends paid	(472)	(600)
Taxes paid in lieu of shares issued for equity-based compensation	(11,097)	(11,773)
Payments for financing costs	(5,065)	—
Net cash used in financing activities	(16,634)	(12,373)
Net (decrease) increase in cash, cash equivalents and restricted cash	(71,886)	20,946
Cash, cash equivalents and restricted cash at beginning of period	153,188	94,907
Cash, cash equivalents and restricted cash at end of period	$81,302	$115,853

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$36	$40
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Common Stock Issued	$249	$249	$249	$249
Additional Paid-In Capital
Beginning Balance	4,403	8,353	15,348	19,079
Share-based compensation	6,188	5,991	11,032	10,259
Tax withholding associated with shares issued for equity-based compensation	(2,327)	(2,711)	(11,097)	(10,662)
Common stock issued under stock incentive plans	(1,666)	(1,857)	(8,685)	(8,900)
Ending Balance	6,598	9,776	6,598	9,776
Treasury Stock
Beginning Balance	(151,524)	(162,504)	(158,543)	(169,547)
Common stock issued under stock incentive plans	1,666	1,857	8,685	8,900
Ending Balance	(149,858)	(160,647)	(149,858)	(160,647)
Accumulated Deficit
Beginning Balance	(146,410)	(122,689)	(137,596)	(115,139)
Net income (loss)	8,243	1,111	(555)	(6,431)
Dividends declared ($7.00 per share)	(8)	(11)	(24)	(19)
Ending Balance	(138,175)	(121,589)	(138,175)	(121,589)
Accumulated Other Comprehensive Loss
Beginning Balance	(896)	(938)	(897)	(952)
Other comprehensive income	2	13	3	27
Ending Balance	(894)	(925)	(894)	(925)
Total Equity	$(282,080)	$(273,136)	$(282,080)	$(273,136)
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and six months ended December 31, 2025, the Company did not record any impairment losses on receivables or contract assets arising from contracts with customers. For the three and six months ended December 31, 2024, the Company did not record any impairment losses on receivables arising from contracts with customers. For the three and six months ended December 31, 2024, the Company recorded impairment losses of $109 on contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements set forth in Accounting Standards Codification (“ASC”) Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Event-related (a)	$167,238	$139,370	$173,245	$145,455
Media rights (b)	122,345	126,902	127,445	134,255
Sponsorship, signage and suite licenses	98,450	79,413	103,105	84,601
League distributions and other	15,391	12,074	39,083	46,755
Total revenues from contracts with customers	$403,424	$357,759	$442,878	$411,066
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2025 and June 30, 2025:

	December 31,	June 30,
	2025	2025
Receivables from contracts with customers, net (a)	$88,922	$25,214
Contract assets, current (b)	9,782	14,095
Deferred revenue, including non-current portion (c), (d)	249,723	164,840
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2025 and June 30, 2025, the Company’s receivables reported above included $3,392 and $0, respectively, related to contracts with customers that are related parties. See Note 15 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow.
(b)Contract assets, current, which are reported as Other current assets in the accompanying consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional. The Company had contract asset balances related to local media rights of $337 and $0 as of December 31, 2025 and June 30, 2025, respectively. See Note 15 for further details on these related party arrangements.
(c)Deferred revenue, including the non-current portion, primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. The Company’s deferred revenue related to local media rights was $1,375 and $0 as of December 31, 2025 and June 30, 2025, respectively. See Note 15 for further details on these related party arrangements.
(d)Revenue recognized for the six months ended December 31, 2025 relating to the deferred revenue balance as of July 1, 2025 was $86,572.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local media rights arrangements with MSG Networks, league-wide national and international media contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2026 (remainder)	$113,547
Fiscal year ending June 30, 2027	156,494
Fiscal year ending June 30, 2028	113,379
Fiscal year ending June 30, 2029	71,180
Fiscal year ending June 30, 2030	45,750
Thereafter	29,974
$530,324

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income (loss) allocable to common shares, basic and diluted (numerator):
Net income (loss)	$8,243	$1,111	$(555)	$(6,431)
Less: Dividends to other-than-common stockholders (a)	8	11	24	19
Net income (loss) allocable to common shares, basic and diluted (numerator):	$8,235	$1,100	$(579)	$(6,450)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,165	24,100	24,141	24,074
Dilutive effect of shares issuable under share-based compensation plans	58	67	—	—
Weighted-average shares for diluted EPS	24,223	24,167	24,141	24,074
Weighted-average shares excluded from diluted EPS	—	—	69	79

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.34	$0.05	$(0.02)	$(0.27)
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.34	$0.05	$(0.02)	$(0.27)
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include a net provision or credit for transactions relating to the Company’s sports teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). There were no Team personnel transactions for the three months ended December 31, 2025. Team personnel transactions were a net provision of $2,382 for the six months ended December 31, 2025. Team personnel transactions were a net provision of $7,586 and $8,419 for the three and six months ended December 31, 2024, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	December 31, 2025	June 30, 2025	December 31, 2024
Captions on the consolidated balance sheets:
Cash and cash equivalents	$81,302	$144,617	$107,823
Restricted cash (a)	—	8,571	8,030
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$81,302	$153,188	$115,853
_________________
(a)Restricted cash as of June 30, 2025 and December 31, 2024 included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information).
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
During the second quarter of fiscal year 2025, the Company amended and restated its prior sublease agreement with MSG Entertainment (the “Prior Sublease Agreement”) to enter into a short-term lease for new principal executive offices through December 31, 2024. The Company recorded the short-term operating lease costs for this amendment within Selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2024.
In January 2025, the Company entered into a new sublease agreement with MSG Entertainment for new principal executive offices at Two Pennsylvania Plaza in New York with a lease term which ends January 31, 2046 (the “New Sublease Agreement” and together with the Prior Sublease Agreement, the “Sublease Agreement”) and fixed lease payment obligations of $167,444 over the lease term. The Company recorded a lease right-of-use asset and liability based on the present value of minimum fixed lease payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date. In addition, the Company entered into a commitment whereby if MSG Entertainment’s lease for principal executive offices at Two Pennsylvania Plaza in New York were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices at Two Pennsylvania Plaza directly with the landlord, with a consistent lease term ending January 31, 2046.
As of December 31, 2025, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 6 to 30 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of December 31, 2025 and June 30, 2025:

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2025	June 30, 2025
Right-of-use assets:
Operating leases	Right-of-use lease assets	$750,978	$760,456
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$55,875	$52,618
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	841,014	841,050
Total lease liabilities		$896,889	$893,668
_________________
(a)As of December 31, 2025, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $49,296 and $813,546, respectively, that are payable to MSG Entertainment. As of June 30, 2025, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $46,040 and $811,190, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three and six months ended December 31, 2025 and 2024:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
		2025	2024	2025	2024
Operating lease costs	Direct operating expenses	$30,081	$26,781	$31,392	$28,092
Operating lease costs	Selling, general and administrative expenses	3,693	1,962	7,386	4,433
Short-term lease costs	Selling, general and administrative expenses	—	3,971	—	3,971
Total lease cost		$33,774	$32,714	$38,778	$36,496
Supplemental Information
For the six months ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities was $26,078 and $26,463, respectively.
For the six months ended December 31, 2025 and 2024, there were no non-cash additions to right-of-use assets and operating lease liabilities.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheet as of December 31, 2025 was 27.7 years. The weighted average discount rate was 7.05% as of December 31, 2025.
Maturities of operating lease liabilities as of December 31, 2025 were as follows:

Fiscal year ending June 30, 2026 (remainder)	$28,292
Fiscal year ending June 30, 2027	59,716
Fiscal year ending June 30, 2028	62,388
Fiscal year ending June 30, 2029	63,874
Fiscal year ending June 30, 2030	65,361
Thereafter	2,063,935
Total lease payments	2,343,566
Less imputed interest	(1,446,677)
Total lease liabilities	$896,889

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2026, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of December 31, 2025 and June 30, 2025 was $226,523.
The Company’s indefinite-lived intangible assets as of December 31, 2025 and June 30, 2025 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2026, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
Note 9. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following:

	December 31, 2025	June 30, 2025
Equity method investments:
Hard Carry Gaming, Inc. (“HCG”)	$6,166	$6,607
MSG Networks	—	—
Other equity method investments (a)	2,094	4,421
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	18,408	9,290
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	27,452	23,536
Equity investments without readily determinable fair values (b)	10,777	9,262
Derivative instruments:
Xtract One warrants	7,468	1,604
Total investments	$72,365	$54,720
_________________
(a)During the three and six months ended December 31, 2025, the Company recorded other than temporary impairments of $2,073 related to its other equity method investments in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. During the three and six months ended December 31, 2024, the Company did not record any impairments related to its other equity method investments.
(b)During the three and six months ended December 31, 2025, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations. During the three and six months ended December 31, 2024, the Company recorded impairment charges and reductions in carrying value resulting from observable price changes of $894 related to its equity securities without readily determinable fair values in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations.
Equity Method Investments
HCG
The Company holds preferred shares of the capital stock of HCG, an online video production company. During the three and six months ended December 31, 2025, the Company recognized its net share of losses of $167 and $441, respectively, in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. During the three and six months ended December 31, 2024, the Company recognized its net share of losses of $286 and $516, respectively, in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. As of December 31, 2025 and June 30, 2025, the Company’s ownership in HCG was approximately 25%.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

MSG Networks
In June 2025, the media rights agreements between subsidiaries of MSG Networks, on the one hand, and Knicks LLC and Rangers LLC, on the other hand, were amended as further described in Note 3. Concurrent with the amendments to the media rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks. The Company has accounted for the penny warrants issued to the Company as in-substance common stock in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures, and the Company determined that it has the ability to exert significant influence over the investee. The Company recorded the investment in MSG Networks penny warrants at fair value as an equity method investment. The Company estimated the fair value of the MSG Networks warrants based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimated future cash flows. During the three and six months ended December 31, 2025, the Company recognized no income or loss related to the MSG Networks equity method investment.
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
•Other equity investments held in trust under the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information regarding Deferred Compensation Plan. The Company recorded compensation expense of $516 and $1,479 for the three and six months ended December 31, 2025, respectively, and $142 and $1,107 for the three and six months ended December 31, 2024, respectively, in Selling, general and administrative expenses within the accompanying consolidated statements of operations to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $516 and $1,479 for the three and six months ended December 31, 2025, respectively, and $142 and $1,107 for the three and six months ended December 31, 2024, respectively, in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The fair value of the Company’s investments in common stock of Xtract One and other investments held in trust are determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	December 31, 2025		June 30, 2025
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$7,721	$18,408	$7,721	$9,290
Other equity investments with readily determinable fair values	22,216	27,452	19,263	23,536
	$29,937	$45,860	$26,984	$32,826

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	December 31, 2025	June 30, 2025
Non-current assets (included in investments)	$27,452	$23,536
Current liabilities (included in accrued employee-related costs)	(1,433)	(1,333)
Non-current liabilities (included in other employee-related costs)	(26,019)	(22,203)
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous (expense) income, net within the accompanying consolidated statements of operations, for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Unrealized gain (loss) - Xtract One common stock	$292	$(3,183)	$9,118	$(3,716)
Unrealized gain - other equity investments with readily determinable fair values	408	77	1,371	1,042
Realized gain - other equity investments with readily determinable fair values	108	66	108	66
	$808	$(3,040)	$10,597	$(2,608)
Note 10. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	December 31, 2025	June 30, 2025
Assets:
Money market accounts	I	$64,325	$95,367
Time deposits	I	15,758	48,263
Equity investments	I	45,860	32,826
Warrants	III	7,468	1,604
Total assets measured at fair value		$133,411	$178,060
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 9 for further details regarding equity investments.
Level III Inputs
The Company’s Level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous (expense) income, net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
Expected term	1.05 years	1.30 years
Expected volatility	84.40%	70.78%
Risk-free interest rate	3.49%	3.85%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Balance at beginning of period	$7,315	$5,951	$1,604	$6,995
Unrealized gains (losses) on warrants	153	(2,113)	5,864	(3,157)
Balance at end of period	$7,468	$3,838	$7,468	$3,838
The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets are as follows:

	December 31, 2025		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$24,000	$24,000	$24,000	$24,000
Long-term debt (b)	$267,000	$267,000	$267,000	$267,000
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
On November 6, 2020, the Company amended and restated the 2016 Knicks Credit Agreement (the “2020 Knicks Credit Agreement”). On December 14, 2021, Knicks LLC entered into Amendment No. 2 to the 2020 Knicks Credit Agreement, which amended and restated the 2020 Knicks Credit Agreement (as amended and restated, the “2021 Knicks Credit Agreement”).
On November 6, 2025, Knicks LLC entered into Amendment No. 1 to the 2021 Knicks Credit Agreement, which amended and restated the 2021 Knicks Credit Agreement (as amended and restated, the “2025 Knicks Credit Agreement”).
The 2025 Knicks Credit Agreement provides for a senior secured revolving credit facility of up to $425,000 (the “Knicks Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the 2025 Knicks Credit Agreement is November 6, 2030. Amounts borrowed may be distributed to the Company except during an event of default.
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2025 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.375% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.375% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $267,000 as of December 31, 2025, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of December 31, 2025 was 5.08%. During the six months ended December 31, 2025 and 2024, the Company made interest payments in respect of the Knicks Revolving Credit Facility of $7,477 and $9,029, respectively. In addition, on February 3, 2026, the Company made a principal repayment of $25,000 under the Knicks Revolving Credit Facility.
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
In addition to the financial covenant described above, the 2025 Knicks Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Knicks Revolving Credit Facility contains certain restrictions on the ability of Knicks LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Knicks Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Knicks Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any Knicks LLC’s collateral.
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2025, Knicks LLC was in compliance with this financial covenant.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

On November 6, 2020, the Company amended and restated the 2017 Rangers Credit Agreement (the “2020 Rangers Credit Agreement”). On December 14, 2021, Rangers LLC entered into Amendment No. 3 to the 2020 Rangers Credit Agreement, which amended and restated the 2020 Rangers Credit Agreement (as amended and restated, the “2021 Rangers Credit Agreement”).
On November 6, 2025, Rangers LLC entered into Amendment No. 1 to the 2021 Rangers Credit Agreement, which amended the 2021 Rangers Credit Agreement (as amended, the “2025 Rangers Credit Agreement”).
The 2025 Rangers Credit Agreement provides for a senior secured revolving credit facility of up to $250,000 (the “Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the 2025 Rangers Credit Agreement is November 6, 2030. Amounts borrowed may be distributed to the Company except during an event of default.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.375% to 0.625% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.375% to 1.625% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.350% to 0.400% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings under the Rangers Revolving Credit Facility as of December 31, 2025. The Company did not make any interest payments in respect of the Rangers Revolving Credit Facility during the six months ended December 31, 2025 and 2024.
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
Subject to customary notice and minimum amount conditions, Rangers LLC may voluntarily prepay outstanding loans under the Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to SOFR-based loans). Rangers LLC is required to make mandatory prepayments in certain circumstances, including without limitation if qualified revenues are less than 17% of the maximum available amount under the 2025 Rangers Credit Agreement.
In addition to the financial covenant described above, the 2025 Rangers Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Rangers Revolving Credit Facility contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the Rangers Revolving Credit Facility.
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of December 31, 2025, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. It is expected that the remaining advanced amount will be set off against funds that would otherwise be paid, distributed or transferred by the NHL to Rangers LLC. The outstanding balance under the Rangers NHL Advance Agreement was $24,000 as of December 31, 2025 and was recorded as Debt in the accompanying consolidated balance sheet. During the six months ended December 31, 2025 and 2024, the Company made interest payments in respect of the Rangers NHL Advance Agreement

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

of $360 and $450, respectively. In addition, on January 5, 2026, the Company made a principal repayment of $7,500 under the Rangers NHL Advance Agreement.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	December 31, 2025 (a)	June 30, 2025
Other current assets	$1,130	$1,145
Other assets	4,330	520
_________________
(a)In connection with the 2025 Knicks Revolving Credit Facility and 2025 Rangers Revolving Credit Facility, the Company incurred $5,065 in deferred financing costs during the six months ended December 31, 2025.
Note 13. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense is recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $6,188 and $11,032 for the three and six months ended December 31, 2025, respectively, and $5,991 and $10,259 for the three and six months ended December 31, 2024, respectively. There were no costs related to share-based compensation that were capitalized for the three and six months ended December 31, 2025 and 2024.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by current and former employees of the Company and non-employee directors, for the six months ended December 31, 2025:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2025	95	139	$184.56
Granted	55	48	$198.04
Vested	(55)	(58)	$175.63
Forfeited / Cancelled	(3)	(3)	$195.07
Unvested award balance, December 31, 2025	92	126	$195.30
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the six months ended December 31, 2025 was $24,092. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s current and former employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 52 of these RSUs, with an aggregate value of $11,097, inclusive of $36 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2025.
The fair value of RSUs that vested during the six months ended December 31, 2024 was $23,527. The weighted-average fair value per share at grant date of RSUs granted during the six months ended December 31, 2024 was $207.95.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the six months ended December 31, 2025:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2025	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of December 31, 2025	94	$138.78	1.96	$11,247
Exercisable as of December 31, 2025	94	$138.78	1.96	$11,247
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
During the six months ended December 31, 2025 and 2024, the Company did not repurchase any shares under its share repurchase program. As of December 31, 2025, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
As of December 31, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 3.2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represented approximately 70.8% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Networks Inc. (“AMC Networks”).
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of December 31, 2025:
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of December 31, 2025:
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues (a)	$58,057	$80,217	$64,817	$89,121
Operating expenses:
Expense pursuant to the Services Agreement	$9,823	$7,976	$20,246	$16,453
Rent expense pursuant to Sublease Agreement	2,051	4,284	4,126	5,178
Costs associated with the Sponsorship Sales and Service Representation Agreements	6,841	6,029	9,445	8,641
Operating lease expense associated with the Arena License Agreements	30,081	26,781	31,392	28,092
Other costs associated with the Arena License Agreements	17,388	13,806	18,581	14,819
Other operating credits, net	(689)	(426)	(1,109)	(576)
___________________
(a)Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.
Note 16. Income Taxes
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes, nondeductible officers’ compensation, and players’ disability insurance premiums expense, partially offset by the impact of dividends received. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax expense for the three months ended December 31, 2025 of $6,717 reflects an effective tax rate of 45%. Income tax benefit for the six months ended December 31, 2025 of $1,838 reflects an effective tax rate of 77%.
Income tax expense for the three months ended December 31, 2024 of $698 reflects an effective tax rate of 39%. Income tax benefit for the six months ended December 31, 2024 of $6,350 reflects an effective tax rate of 50%.
During the six months ended December 31, 2025 and 2024, the Company made income tax payments, net of refunds, of $15,143 and $17,831, respectively.
The Company was notified in March 2025 that the State of New York was commencing an audit of the state income tax returns for the fiscal years ended June 30, 2022 and 2023. The audit was finalized in July 2025 and resulted in no material changes.
On July 4, 2025, the Reconciliation Bill, commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”), was enacted into law. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives and accelerating the phase-out of others. The Company evaluated these provisions and concluded the provisions did not have a material impact on the accompanying consolidated financial statements.
Note 17. Additional Financial Information
The following table summarizes the composition and amounts of prepaid expenses included in the accompanying consolidated balance sheets as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
Prepaid employee-related costs	$54,248	$34,850
Other prepaid expenses	28,570	8,567
Total prepaid expenses	$82,818	$43,417

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues	$403,424	$357,759	$442,878	$411,066
Significant segment expenses:
Ticketing and sponsorship sales related expenses (a)	(24,006)	(20,699)	(32,184)	(29,214)
Marketing & event-related expenses (b)	(21,639)	(18,924)	(30,561)	(27,075)
Corporate & administrative (c)	(25,376)	(27,694)	(51,771)	(50,931)
Operating lease expenses and other rental expenses associated with the Arena License Agreements (d)	(30,868)	(27,461)	(32,213)	(28,805)
Team operating expenses (e)	(215,635)	(197,184)	(228,644)	(208,831)
Other segment items (f)	(62,930)	(51,691)	(71,149)	(59,595)
Depreciation and amortization	(790)	(791)	(1,601)	(1,573)
Interest income	496	690	1,074	1,554
Interest expense	(6,210)	(5,587)	(11,801)	(11,642)
Miscellaneous (expense) income, net	(1,506)	(6,609)	13,579	(7,735)
Income tax (expense) benefit	(6,717)	(698)	1,838	6,350
Net income (loss)	$8,243	$1,111	$(555)	$(6,431)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”), including stated annual local media rights fees for the fiscal year ending June 30, 2026. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2025 compared to the three and six months ended December 31, 2024.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, and (iii) certain contractual obligations.
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
Factors Affecting Operating Results
General
Our operating results are largely dependent on the continued popularity and/or on-court or on-ice competitiveness of our Knicks and Rangers teams, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. Our performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — Economic and Business Relationship Risks —Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.” in our 2025 Form 10-K.
In addition, our future performance is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as decrease levels of sponsorship and venue signage revenues.
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
As a result of the amendments to the media rights agreements, media rights fees revenues for the three and six months ended December 31, 2025 have been recorded at the applicable reduced rate described above. The Company also expects to record media rights fees reflecting the reduced rates described above in future periods.
Knicks and Rangers Home Games at The Garden
The Company’s operating results are impacted by the number of home games the Knicks and the Rangers play at The Garden during each quarter of the fiscal year. For the three and six months ended December 31, 2025, the Knicks and the Rangers played a combined four additional home games at The Garden during the current year periods as compared to the prior year periods. The Knicks played 20 games at The Garden during the three and six months ended December 31, 2025 as compared to 17 games during the prior year periods. The Rangers played 19 games at The Garden during the three months ended December 31, 2025 and 21 games at The Garden during the six months ended December 31, 2025 as compared to 18 and 20 games, respectively, during the prior year periods.

Results of Operations
Comparison of the three and six months ended December 31, 2025 versus the three and six months ended December 31, 2024
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues	$403,424	$357,759	$45,665	13%	$442,878	$411,066	$31,812	8%
Direct operating expenses	311,389	275,753	35,636	13%	319,668	283,964	35,704	13%
Selling, general and administrative expenses	69,065	67,900	1,165	2%	126,854	120,487	6,367	5%
Depreciation and amortization	790	791	(1)	—%	1,601	1,573	28	2%
Operating income (loss)	22,180	13,315	8,865	67%	(5,245)	5,042	(10,287)	NM
Other income (expense):
Interest income	496	690	(194)	(28)%	1,074	1,554	(480)	(31)%
Interest expense	(6,210)	(5,587)	(623)	11%	(11,801)	(11,642)	(159)	1%
Miscellaneous (expense) income, net	(1,506)	(6,609)	5,103	77%	13,579	(7,735)	21,314	NM
Income (loss) before income taxes	14,960	1,809	13,151	NM	(2,393)	(12,781)	10,388	81%
Income tax (expense) benefit	(6,717)	(698)	(6,019)	NM	1,838	6,350	(4,512)	(71)%
Net income (loss)	$8,243	$1,111	$7,132	NM	$(555)	$(6,431)	$5,876	91%
______________
NM - Percentage is not meaningful
Revenues
Revenues increased $45,665, or 13%, to $403,424 for the three months ended December 31, 2025 as compared to the prior year period. Revenues increased $31,812, or 8%, to $442,878 for the six months ended December 31, 2025 as compared to the prior year period.
The net increases were attributable to the following:

	Three	Six
	Months	Months
Increase in pre/regular season ticket-related revenues	$25,644	$25,316
Increase in revenues from league distributions	18,603	7,174
Increase in suite revenues	11,808	11,905
Increase in sponsorship and signage revenues	7,229	6,598
Increase in pre/regular season food, beverage and merchandise sales	4,048	4,374
Decrease in revenues from local media rights fees	(21,939)	(24,192)
Other net increase	272	637
	$45,665	$31,812
The increases in pre/regular season ticket-related revenues for the three and six months ended December 31, 2025 were primarily due to the Knicks and the Rangers playing a combined four additional home games at The Garden during the current year periods as compared to the prior year periods and higher average per-game revenue.
The increases in revenues from league distributions for the three and six months ended December 31, 2025 were primarily due to increased rights fees under the NBA’s new national media rights agreements, which began with the 2025-26 NBA regular season, in the current year periods. In addition, for the six months ended December 31, 2025, the increase was partially offset by a decrease in certain league distributions unrelated to national media rights fees.

The increases in suite revenues for the three and six months ended December 31, 2025 were primarily due to higher net sales of suite products and the Knicks and the Rangers playing a combined four additional home games at The Garden during the current year periods as compared to the prior year periods.
The increases in sponsorship and signage revenues for the three and six months ended December 31, 2025 were primarily due to higher net sales of existing sponsorship and signage inventory and the Knicks and the Rangers playing a combined four additional home games at The Garden during the current year periods as compared to the prior year periods.
The increases in pre/regular season food, beverage and merchandise sales for the three and six months ended December 31, 2025 were primarily due to higher online sales of merchandise, the Knicks and the Rangers playing a combined four additional home games at The Garden during the current year periods as compared to the prior year periods, and higher average per-game revenue. Merchandise sales for the three and six months ended December 31, 2025 included the positive impact of new Rangers’ jersey launches.
The decreases in revenues from local media rights fees for the three and six months ended December 31, 2025 were primarily due to reduced local media rights fees as a result of amendments to the Knicks’ and Rangers’ local media rights agreements with MSG Networks entered into in the fourth quarter of fiscal year 2025, and, to a lesser extent, a reduction in rights fees due to a decrease in the number of games exclusively available to MSG Networks during the current fiscal year as compared to the prior fiscal year. Stated annual local media rights fees, subject to adjustments in certain circumstances, including if the Company does not make available a minimum number of games in the year, after consideration of the media rights amendments are $139,237 for the fiscal year ending June 30, 2026 as compared to $162,939 in stated annual local media rights fees for the fiscal year ended June 30, 2025.
Direct operating expenses
Direct operating expenses increased $35,636, or 13%, to $311,389 for the three months ended December 31, 2025 as compared to the prior year period. Direct operating expenses increased $35,704, or 13%, for the six months ended December 31, 2025 as compared to the prior year period.
The net increases were attributable to the following:

	Three	Six
	Months	Months
Increase in team personnel compensation	$18,792	$18,792
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	12,989	10,562
Increase in other team operating expenses	5,772	6,557
Increase in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	3,300	3,300
Increase in pre/regular season expense associated with merchandise sales	2,369	2,530
Decrease in net provisions for certain team personnel transactions	(7,586)	(6,037)
	$35,636	$35,704
The increases in team personnel compensation for the three and six months ended December 31, 2025 were primarily due to changes in the Knicks and the Rangers rosters.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	Increase	2025	2024	Increase
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$51,446	$38,457	$12,989	$51,979	$41,417	$10,562
The increases in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three and six months ended December 31, 2025 were primarily due to higher provisions for league revenue sharing expense (net of escrow and excluding playoffs) and higher NBA luxury tax expense. In addition, for the six months ended December 31, 2025, the increase was partially offset by the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow).

The actual net provisions for league revenue sharing expense (net of escrow and excluding playoffs) for the 2025-26 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Other team operating expenses primarily consist of expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel, player insurance, and league assessments. The increases in other team operating expenses for the three and six months ended December 31, 2025 were primarily due to higher average per-game expenses and the Knicks and the Rangers playing a combined four additional home games at The Garden during the current year periods as compared to the prior year periods.
The increases in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the three and six months ended December 31, 2025 were a result of the Knicks and the Rangers playing a combined four additional home games at The Garden during the current year periods as compared to the prior year periods.
Recognition of operating lease costs is recorded on a straight-line basis over the term of the applicable agreement based upon the value of total future payments under the arrangement. Operating lease costs associated with the Knicks and the Rangers playing home games at The Garden includes operating lease costs of (i) $20,185 and $21,064 of expense paid in cash for the three and six months ended December 31, 2025, respectively, and $17,447 and $18,301 of expense paid in cash for the three and six months ended December 31, 2024, respectively, and (ii) a non-cash expense of $9,896 and $10,327 for the three and six months ended December 31, 2025, respectively, and $9,334 and $9,791 for the three and six months ended December 31, 2024, respectively.
The increases in pre/regular season expense associated with merchandise sales for the three and six months ended December 31, 2025 were primarily due to higher online sales of merchandise, the Knicks and the Rangers playing a combined four additional home games at The Garden during the current year periods as compared to the prior year periods, and higher average per-game revenue.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	(Decrease) Increase	2025	2024	(Decrease) Increase
Player trades	$—	$7,586	$(7,586)	$—	$7,586	$(7,586)
Waivers/contract terminations	—	—	—	2,382	833	1,549
Net provisions for certain team personnel transactions	$—	$7,586	$(7,586)	$2,382	$8,419	$(6,037)
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, costs under the Services Agreement with MSG Entertainment (the “Services Agreement”), professional fees, and operating lease costs, (ii) fees related to the Sponsorship Sales and Service Representation Agreements, and (iii) sales and marketing costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.
Selling, general and administrative expenses for the three months ended December 31, 2025 increased $1,165, or 2%, to $69,065 as compared to the prior year period driven by (i) higher employee compensation and related benefits of $2,096, (ii) higher costs related to the Services Agreement of $1,424, (iii) higher sales and marketing costs of $1,227, and (iv) higher other general and administrative expenses, partially offset by the timing of lower operating lease costs of $2,240, and lower professional fees of $2,070.
Selling, general and administrative expenses for the six months ended December 31, 2025 increased $6,367, or 5%, to $126,854 as compared to the prior year period driven by (i) higher employee compensation and related benefits of $3,103, (ii) higher costs related to the Services Agreement of $3,038, (iii) higher sales and marketing costs of $1,389, and (iv) higher other general and administrative expenses, partially offset by lower professional fees of $1,982.
Operating income (loss)
Operating income for the three months ended December 31, 2025 increased $8,865, or 67%, to $22,180 as compared to the prior year period primarily due to higher revenues, partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses.

Operating income (loss) for the six months ended December 31, 2025 decreased $10,287 to an operating loss of $5,245 as compared to the prior year period driven by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
Interest income
Interest income for the three months ended December 31, 2025 decreased $194, or 28%, to $496 as compared to the prior year period.
Interest income for the six months ended December 31, 2025 decreased $480, or 31%, to $1,074 as compared to the prior year period.
Interest expense
Interest expense for the three months ended December 31, 2025 increased $623, or 11%, to $6,210 as compared to the prior year period.
Interest expense for the six months ended December 31, 2025 increased $159, or 1%, to $11,801 as compared to the prior year period.
Miscellaneous (expense) income, net
Miscellaneous (expense) income, net for the three months ended December 31, 2025 and 2024 reflected net expense of $1,506 and $6,609, respectively. The decrease in miscellaneous (expense) income, net relates to changes in fair value in the Company’s investments.
Miscellaneous (expense) income, net for the six months ended December 31, 2025 reflected net income of $13,579 and miscellaneous (expense) income, net for the six months ended December 31, 2024 reflected net expense of $7,735. The increase in miscellaneous (expense) income, net relates to changes in fair value in the Company’s investments.
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
The following are the reconciliations of operating income (loss) to adjusted operating income for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
Operating income (loss)	$22,180	$13,315	$8,865	67%	$(5,245)	$5,042	$(10,287)	NM
Depreciation and amortization	790	791			1,601	1,573
Share-based compensation	6,188	5,991			11,032	10,259
Remeasurement of deferred compensation plan liabilities	516	142			1,479	1,107
Adjusted operating income	$29,674	$20,239	$9,435	47%	$8,867	$17,981	$(9,114)	(51)%
For the three months ended December 31, 2025, adjusted operating income increased $9,435, or 47%, to $29,674 as compared to the prior year period. The increase in adjusted operating income was primarily due to higher revenues, partially offset by higher direct operating expenses.
For the six months ended December 31, 2025, adjusted operating income decreased $9,114, or 51%, to $8,867 as compared to the prior year period. The decrease in adjusted operating income was primarily due to higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facilities. On November 6, 2025, the Company amended and extended the 2021 Knicks Credit Agreement and the 2021 Rangers Credit Agreement. See Note 12 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2025 Knicks Credit Agreement, the 2025 Rangers Credit Agreement, and the Rangers NHL Advance Agreement (each as defined therein).
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, repurchases of shares of the Company’s Class A Common Stock, dividends, if declared, and investments.
As of December 31, 2025, we had $81,302 in Cash and cash equivalents. In addition, as of December 31, 2025, the Company’s deferred revenue obligations were $205,141, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites.
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
We believe we have sufficient liquidity, including approximately $81,302 in Cash and cash equivalents as of December 31, 2025, along with $408,000 of additional available borrowing capacity under existing credit facilities (as of December 31, 2025), to fund our operations and satisfy any obligations for the foreseeable future.
On January 5, 2026, the Company made a principal repayment of $7,500 under the Rangers NHL Advance Agreement and on February 3, 2026, the Company made a principal repayment of $25,000 under the Knicks Revolving Credit Facility.

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
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2025 and 2024:

	Six Months Ended December 31,
	2025	2024
Net loss	$(555)	$(6,431)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:	(136)	11,035
Changes in working capital assets and liabilities	(51,818)	31,017
Net cash (used in) provided by operating activities	(52,509)	35,621
Net cash used in investing activities	(2,743)	(2,302)
Net cash used in financing activities	(16,634)	(12,373)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(71,886)	$20,946
Operating Activities
Net cash used in operating activities for the six months ended December 31, 2025 was $52,509 as compared to net cash provided by operating activities in the prior year period of $35,621. This change was primarily due to changes in working capital assets and liabilities and the change in net loss adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) a lower increase in deferred revenue of $33,994 primarily due to the timing of recognition of ticket-related and sponsorship and signage revenues, as well as the impact of lower revenues from local media rights fees, including the impact of amendments to the media rights agreements, (ii) an increase in net related party receivables of $29,054 primarily due to the timing of collections related to the Company’s Arena License Agreements and sponsorship sales and service representation agreements, (iii) a higher increase in prepaid expenses and other assets of $23,205 primarily due to higher prepayments related to team personnel compensation and income taxes in the current year period and (iv) a higher increase in accounts receivable, net, of $18,715 primarily due to the lack of receipts related to NBA luxury tax in the current year period and the timing of collections of sponsorship sales in the current year period. These changes were partially offset by a lower decrease in accrued and other liabilities of $14,022 primarily due to higher accruals for employee compensation in the current year period, partially offset by the impact of NBA luxury tax payments in the current year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2025 increased by $441 to $2,743 as compared to the prior year period primarily due to higher capital expenditures and higher purchases of investments in the current year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2025 increased by $4,261 to $16,634 as compared to the prior year period primarily due to payments for financing costs in the current year period, partially offset by lower taxes paid in lieu of shares issued for equity-based compensation in the current year period.
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
Goodwill
The carrying amount of goodwill as of December 31, 2025 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the accompanying consolidated balance sheet as of December 31, 2025:

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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of December 31, 2025, we had a total of $267 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of December 31, 2025 and continuing for a full year would increase interest expense by approximately $2.7 million. See Note 12 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2025 Knicks Credit Agreement, 2025 Rangers Credit Agreement, and Rangers NHL Advance Agreement.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of December 31, 2025, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has funded and expects to continue to fund stock repurchases, if any, through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended December 31, 2025, the Company did not make any share repurchases under its share repurchase program.

Item 6. Exhibits
(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 6, 2025, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2025).

10.2
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 6, 2025, by and among New York Rangers, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 7, 2025).

10.3
Employment Agreement, dated as of November 19, 2025, between Madison Square Garden Sports Corp. and Christopher Ripp (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2025).†

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of February 2026.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer