Form 10-Q
period 2026-03-31
Madison Square Garden Sports Corp.
filed 2026-05-08
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of May 1, 2026:

Class A Common Stock par value $0.01 per share	—	19,546,590
Class B Common Stock par value $0.01 per share	—	4,529,517

MADISON SQUARE GARDEN SPORTS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2026	June 30, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$107,039	$144,617
Restricted cash	—	8,571
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2026 and June 30, 2025	76,563	25,855
Net related party receivables	14,527	3,582
Prepaid expenses	43,219	43,417
Other current assets	54,208	25,053
Total current assets	295,556	251,095
Property and equipment, net of accumulated depreciation and amortization of $55,085 and $53,635 as of March 31, 2026 and June 30, 2025, respectively	27,917	28,962
Right-of-use lease assets	743,533	760,456
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	59,964	54,720
Deferred tax assets, net	30,756	34,821
Other assets	21,454	12,753
Total assets	$1,509,347	$1,472,974

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	March 31, 2026	June 30, 2025
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,881	$9,336
Net related party payables	4,877	4,807
Debt	16,500	24,000
Accrued liabilities:
Employee-related costs	173,247	98,924
League-related accruals	263,936	196,567
Other accrued liabilities	12,336	13,093
Operating lease liabilities, current	56,985	52,618
Deferred revenue	102,049	164,178
Total current liabilities	637,811	563,523
Long-term debt	242,000	267,000
Operating lease liabilities, noncurrent	852,308	841,050
Other employee-related costs	72,100	82,178
Deferred revenue, noncurrent	578	662
Total liabilities	1,804,797	1,754,413
Commitments and contingencies (see Note 12)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,547 and 19,488 shares outstanding as of March 31, 2026 and June 30, 2025, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of March 31, 2026 and June 30, 2025	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of March 31, 2026 and June 30, 2025	—	—
Additional paid-in capital	13,211	15,348
Treasury stock, at cost, 908 and 960 shares as of March 31, 2026 and June 30, 2025, respectively	(149,858)	(158,543)
Accumulated deficit	(158,158)	(137,596)
Accumulated other comprehensive loss	(894)	(897)
Total equity	(295,450)	(281,439)
Total liabilities and equity	$1,509,347	$1,472,974
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues (a)	$432,199	$424,197	$875,077	$835,263

Operating expenses:
Direct operating expenses (b)	354,503	316,335	674,171	600,299
Selling, general and administrative expenses (c)	73,699	74,697	200,553	195,184
Depreciation and amortization	790	823	2,391	2,396
Restructuring charges	1,244	—	1,244	—
Operating income (loss)	1,963	32,342	(3,282)	37,384
Other income (expense):
Interest income	733	1,051	1,807	2,605
Interest expense	(4,835)	(5,020)	(16,636)	(16,662)
Miscellaneous (expense) income, net	(11,155)	(5,743)	2,424	(13,478)
	(15,257)	(9,712)	(12,405)	(27,535)
(Loss) income before income taxes	(13,294)	22,630	(15,687)	9,849
Income tax expense	(6,689)	(36,857)	(4,851)	(30,507)
Net loss	$(19,983)	$(14,227)	$(20,538)	$(20,658)

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.83)	$(0.59)	$(0.85)	$(0.86)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.83)	$(0.59)	$(0.85)	$(0.86)
Weighted-average number of common shares outstanding:
Basic	24,167	24,103	24,149	24,084
Diluted	24,167	24,103	24,149	24,084
_________________
(a)Includes revenues from related parties of $62,238 and $67,704 for the three months ended March 31, 2026 and 2025, respectively, and $127,055 and $156,825 for the nine months ended March 31, 2026 and 2025, respectively.
(b)Includes net charges from related parties of $43,269 and $47,476 for the three months ended March 31, 2026 and 2025, respectively, and $90,874 and $88,528 for the nine months ended March 31, 2026 and 2025, respectively.
(c)Includes net charges from related parties of $22,458 and $22,439 for the three months ended March 31, 2026 and 2025, respectively, and $57,534 and $53,994 for the nine months ended March 31, 2026 and 2025, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(19,983)	$(14,227)	$(20,538)	$(20,658)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	1	21	5	61
Other comprehensive income, before income taxes	1	21	5	61
Income tax expense related to items of other comprehensive income	(1)	(7)	(2)	(20)
Other comprehensive income, net of income taxes	—	14	3	41
Comprehensive loss	$(19,983)	$(14,213)	$(20,535)	$(20,617)
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,538)	$(20,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,391	2,396
Deferred income taxes	4,063	(10,640)
Share-based compensation expense	17,645	14,159
Unrealized (gain) loss on equity investments with readily determinable fair value and warrants	(4,438)	11,471
Other non-cash adjustments	4,546	3,652
Change in assets and liabilities:
Accounts receivable, net	(50,708)	(76,263)
Net related party receivables	(10,945)	3,106
Prepaid expenses and other assets	(34,144)	(15,270)
Investments	(1,968)	(1,963)
Accounts payable	(1,440)	(2,949)
Net related party payables	81	(195)
Accrued and other liabilities	130,132	87,795
Deferred revenue	(62,213)	16,816
Operating lease right-of-use assets and lease liabilities	32,548	30,427
Net cash provided by operating activities	5,012	41,884
Cash flows from investing activities:
Capital expenditures	(1,371)	(3,248)
Purchases of investments	(2,258)	(2,101)
Distribution from equity method investee	1,602	—
Net cash used in investing activities	(2,027)	(5,349)
Cash flows from financing activities:
Dividends paid	(472)	(633)
Taxes paid in lieu of shares issued for equity-based compensation	(11,097)	(11,773)
Payments for financing costs	(5,065)	—
Repayment of revolving credit facilities	(25,000)	(8,000)
Repayment of NHL advance	(7,500)	(6,000)
Net cash used in financing activities	(49,134)	(26,406)
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,149)	10,129
Cash, cash equivalents and restricted cash at beginning of period	153,188	94,907
Cash, cash equivalents and restricted cash at end of period	$107,039	$105,036

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2	$22
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Common Stock Issued	$249	$249	$249	$249
Additional Paid-In Capital
Beginning Balance	6,598	9,776	15,348	19,079
Share-based compensation	6,613	3,900	17,645	14,159
Tax withholding associated with shares issued for equity-based compensation	—	—	(11,097)	(10,662)
Common stock issued under stock incentive plans	—	(1,821)	(8,685)	(10,721)
Ending Balance	13,211	11,855	13,211	11,855
Treasury Stock
Beginning Balance	(149,858)	(160,647)	(158,543)	(169,547)
Common stock issued under stock incentive plans	—	1,821	8,685	10,721
Ending Balance	(149,858)	(158,826)	(149,858)	(158,826)
Accumulated Deficit
Beginning Balance	(138,175)	(121,589)	(137,596)	(115,139)
Net loss	(19,983)	(14,227)	(20,538)	(20,658)
Dividends declared ($7.00 per share)	—	—	(24)	(19)
Ending Balance	(158,158)	(135,816)	(158,158)	(135,816)
Accumulated Other Comprehensive Loss
Beginning Balance	(894)	(925)	(897)	(952)
Other comprehensive income	—	14	3	41
Ending Balance	(894)	(911)	(894)	(911)
Total Equity	$(295,450)	$(283,449)	$(295,450)	$(283,449)
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
Potential Spin-off Transaction
On February 18, 2026, the Company’s board of directors (the “Board of Directors”) authorized management to explore a potential spin-off that would separate the Company’s Rangers business (“SpinCo”) from its Knicks business, creating two distinct publicly traded companies. If the Company proceeds with the spin-off transaction, the spin-off is expected to be structured as a tax-free distribution to all Company shareholders and upon completion of the contemplated separation, it is expected that record holders of Company Class A and Class B common stock would receive a pro-rata distribution of 100% of the common stock in SpinCo. The Company refers to the potential spin-off as the “Rangers Distribution”. There can be no

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

assurance that the Rangers Distribution will be completed in the manner described above, or at all. Completion of the Rangers Distribution would be subject to various conditions, including final approval by the Board of Directors, league approval, receipt of a tax opinion and the filing with the SEC and effectiveness of the Form 10 registration statement. The Company will maintain the current operating structure and will continue to report the financial results of its Rangers business in continuing operations until the Rangers Distribution is completed.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three and nine months ended March 31, 2026, the Company did not record any impairment losses on receivables or contract assets arising from contracts with customers. For the three months ended March 31, 2025, the Company did not have any impairment losses on contract assets arising from contracts with customers. For the nine months ended March 31, 2025, the Company recorded impairment losses of $109 on contract assets arising from contracts with customers. For the three and nine months ended March 31, 2025, the Company did not have any impairment losses on receivables arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements set forth in Accounting Standards Codification (“ASC”) Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Event-related (a)	$162,637	$176,756	$335,882	$322,211
Media rights (b)	140,621	123,544	268,066	257,799
Sponsorship, signage and suite licenses	113,129	113,701	216,234	198,302
League distributions and other	15,812	10,196	54,895	56,951
Total revenues from contracts with customers	$432,199	$424,197	$875,077	$835,263
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues, and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees from MSG Networks and (ii) revenue from distributions through league-wide national and international media contracts.
On June 27, 2025, the local telecast rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC (“Knicks LLC”) and New York Rangers, LLC (“Rangers LLC”), on the other hand, were amended, as follows:
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
Concurrent with the amendments to the local telecast rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
The amendments were accounted for as a modification under ASC Subtopic 606 with revenue for the fiscal year ended June 30, 2025 reflecting the change in the transaction price in the local telecast rights agreements. The penny warrants issued to the Company were considered non-cash consideration under ASC Subtopic 606 and the fair value of consideration received was included in the change in transaction price as a result of the modification. Refer to Note 10 for further details regarding the penny warrant investment and corresponding fair value.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2026 and June 30, 2025:

	March 31,	June 30,
	2026	2025
Receivables from contracts with customers, net (a)	$71,480	$25,214
Contract assets, current (b)	38,356	14,095
Deferred revenue, including non-current portion (c), (d)	102,627	164,840
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net, Other assets and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2026 and June 30, 2025, the Company’s receivables reported above included $2,374 and $0, respectively, related to contracts with customers that are related parties. See Note 16 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow.
(b)Contract assets, current, which are reported as Other current assets in the accompanying consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional. The Company had contract asset balances related to local media rights of $21,110 and $0 as of March 31, 2026 and June 30, 2025, respectively. See Note 16 for further details on these related party arrangements.
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
(d)Revenue recognized for the nine months ended March 31, 2026 relating to the deferred revenue balance as of July 1, 2025 was $137,877.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local telecast rights arrangements with MSG Networks, league-wide national and international media contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2026 (remainder)	$23,314
Fiscal year ending June 30, 2027	165,657
Fiscal year ending June 30, 2028	120,121
Fiscal year ending June 30, 2029	77,614
Fiscal year ending June 30, 2030	48,774
Thereafter	32,141
$467,621

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net loss allocable to common shares, basic and diluted (numerator):
Net loss	$(19,983)	$(14,227)	$(20,538)	$(20,658)
Less: Dividends to other-than-common stockholders (a)	—	—	24	19
Net loss allocable to common shares, basic and diluted (numerator):	$(19,983)	$(14,227)	$(20,562)	$(20,677)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,167	24,103	24,149	24,084
Dilutive effect of shares issuable under share-based compensation plans	—	—	—	—
Weighted-average shares for diluted EPS	24,167	24,103	24,149	24,084
Weighted-average shares excluded from diluted EPS	97	62	78	73

Basic loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.83)	$(0.59)	$(0.85)	$(0.86)
Diluted loss per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$(0.83)	$(0.59)	$(0.85)	$(0.86)
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Restructuring Charges
During the three and nine months ended March 31, 2026, the Company recorded restructuring charges related to termination benefits provided as part of a voluntary exit program the Company implemented during the three months ended March 31, 2026. As a result, the Company recognized restructuring charges of $1,244, which are recognized within accrued employee-related costs in the accompanying consolidated balance sheets.
There were no restructuring charges for the three and nine months ended March 31, 2025.

Restructuring Liability
June 30, 2025	$—
Restructuring charges	1,244
March 31, 2026	$1,244
Note 6. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations includes a net provision or credit for transactions relating to the Company’s sports teams for waiver/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $4,704 and $7,086 for the three and nine months ended March 31, 2026, respectively. Team personnel transactions were a net credit of $653 and a net provision of $7,766 for the three and nine months ended March 31, 2025, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash.

	As of
	March 31, 2026	June 30, 2025	March 31, 2025
Captions on the consolidated balance sheets:
Cash and cash equivalents	$107,039	$144,617	$96,536
Restricted cash (a)	—	8,571	8,500
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$107,039	$153,188	$105,036
_________________
(a)Restricted cash as of June 30, 2025 and March 31, 2025 included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information).
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
As of March 31, 2026, the Company’s existing operating leases, which are recorded in the accompanying financial statements, have remaining lease terms ranging from 6 to 29 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of March 31, 2026 and June 30, 2025:

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2026	June 30, 2025
Right-of-use assets:
Operating leases	Right-of-use lease assets	$743,533	$760,456
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$56,985	$52,618
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	852,308	841,050
Total lease liabilities		$909,293	$893,668
_________________
(a)As of March 31, 2026, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $50,407 and $826,060, respectively, that are payable to MSG Entertainment. As of June 30, 2025, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $46,040 and $811,190, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025:

	Line Item in the Company’s Consolidated Statement of Operations	Three Months Ended March 31,		Nine Months Ended March 31,
		2026	2025	2026	2025
Operating lease costs	Direct operating expenses	$30,080	$33,380	$61,472	$61,472
Operating lease costs	Selling, general and administrative expenses	3,693	3,693	11,079	8,126
Short-term lease costs	Selling, general and administrative expenses	—	—	—	3,971
Total lease cost		$33,773	$37,073	$72,551	$73,569
Supplemental Information
For the nine months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $40,002 and $39,172, respectively.
For the nine months ended March 31, 2026, there were no non-cash additions to right-of-use assets and operating lease liabilities. For the nine months ended March 31, 2025, non-cash additions to right-of-use assets and operating lease liabilities were $86,201.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheet as of March 31, 2026 was 27.5 years. The weighted average discount rate was 7.05% as of March 31, 2026.
Maturities of operating lease liabilities as of March 31, 2026 were as follows:

Fiscal year ending June 30, 2026 (remainder)	$14,367
Fiscal year ending June 30, 2027	59,716
Fiscal year ending June 30, 2028	62,388
Fiscal year ending June 30, 2029	63,874
Fiscal year ending June 30, 2030	65,361
Thereafter	2,063,935
Total lease payments	2,329,641
Less imputed interest	(1,420,348)
Total lease liabilities	$909,293

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Goodwill and Intangible Assets
During the first quarter of fiscal year 2026, the Company performed its annual impairment test of goodwill and determined that there were no impairments identified as of the impairment test date. The carrying amount of goodwill as of March 31, 2026 and June 30, 2025 was $226,523.
The Company’s indefinite-lived intangible assets as of March 31, 2026 and June 30, 2025 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2026, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
Note 10. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following:

	March 31, 2026	June 30, 2025
Equity method investments:
Hard Carry Gaming, Inc. (“HCG”)	$5,500	$6,607
MSG Networks	—	—
Other equity method investments (a)	2,000	4,421
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	11,564	9,290
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	26,681	23,536
Equity investments without readily determinable fair values (b)	11,519	9,262
Derivative instruments:
Xtract One warrants	2,700	1,604
Total investments	$59,964	$54,720
_________________
(a)During the three and nine months ended March 31, 2026, the Company recorded other than temporary impairments of $0 and $2,073, respectively, related to its other equity method investments in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. During the three and nine months ended March 31, 2025, the Company did not record any impairments related to its other equity method investments.
(b)During the three and nine months ended March 31, 2026, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations. During the three and nine months ended March 31, 2025, the Company recorded impairment charges and reductions in carrying value resulting from observable price changes of $0 and $894, respectively, related to its equity securities without readily determinable fair values in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations.
Equity Method Investments
HCG
The Company holds preferred shares of the capital stock of HCG, an online video production company. During the three and nine months ended March 31, 2026, the Company recognized its net share of income of $936 and $495, respectively, in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. During the three and nine months ended March 31, 2025, the Company recognized its net share of losses of $26 and $542, respectively, in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. As of March 31, 2026 and June 30, 2025, the Company’s ownership in HCG was approximately 25%.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

MSG Networks
In June 2025, the local telecast rights agreements between subsidiaries of MSG Networks, on the one hand, and Knicks LLC and Rangers LLC, on the other hand, were amended as further described in Note 3. Concurrent with the amendments to the local telecast rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks. The Company has accounted for the penny warrants issued to the Company as in-substance common stock in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures, and the Company determined that it has the ability to exert significant influence over the investee. The Company recorded the investment in MSG Networks penny warrants at fair value as an equity method investment. The Company estimated the fair value of the MSG Networks warrants based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimated future cash flows. During the three and nine months ended March 31, 2026, the Company recognized no income or loss related to the MSG Networks equity method investment.
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
•Other equity investments held in trust under the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information regarding Deferred Compensation Plan. The Company recorded (compensation cost credits)/compensation expense of $(302) and $1,177 for the three and nine months ended March 31, 2026, respectively, and $(134) and $973 for the three and nine months ended March 31, 2025, respectively, in Selling, general and administrative expenses within the accompanying consolidated statements of operations to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded (losses)/gains of $(302) and $1,177 for the three and nine months ended March 31, 2026, respectively, and $(134) and $973 for the three and nine months ended March 31, 2025, respectively, in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The fair value of the Company’s investments in common stock of Xtract One and other investments held in trust are determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The cost basis and carrying value of equity investments with readily determinable fair values are as follows:

	March 31, 2026		June 30, 2025
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$7,721	$11,564	$7,721	$9,290
Other equity investments with readily determinable fair values	21,339	26,681	19,263	23,536
	$29,060	$38,245	$26,984	$32,826

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes amounts recognized related to the Deferred Compensation Plan in the consolidated balance sheets:

	March 31, 2026	June 30, 2025
Non-current assets (included in investments)	$26,681	$23,536
Current liabilities (included in accrued employee-related costs)	(3,445)	(1,333)
Non-current liabilities (included in other employee-related costs)	(23,236)	(22,203)
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous (expense) income, net within the accompanying consolidated statements of operations, for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Unrealized (loss) gain - Xtract One common stock	$(6,844)	$(3,387)	$2,274	$(7,103)
Unrealized (loss) gain - other equity investments with readily determinable fair values	(302)	(319)	1,069	723
Realized gain - other equity investments with readily determinable fair values	—	184	108	250
	$(7,146)	$(3,522)	$3,451	$(6,130)
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Fair Value Hierarchy	March 31, 2026	June 30, 2025
Assets:
Money market accounts	I	$93,986	$95,367
Time deposits	I	12,123	48,263
Equity investments	I	38,245	32,826
Warrants	III	2,700	1,604
Total assets measured at fair value		$147,054	$178,060
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 10 for further details regarding equity investments.
Level III Inputs
The Company’s Level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous (expense) income, net in the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
Expected term	0.93 years	1.30 years
Expected volatility	83.21%	70.78%
Risk-free interest rate	3.68%	3.85%
The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Balance at beginning of period	$7,468	$3,838	$1,604	$6,995
Unrealized (losses) gains on warrants	(4,768)	(1,934)	1,096	(5,091)
Balance at end of period	$2,700	$1,904	$2,700	$1,904
The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets are as follows:

	March 31, 2026		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$16,500	$16,500	$24,000	$24,000
Long-term debt (b)	$242,000	$242,000	$267,000	$267,000
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
Note 12. Commitments and Contingencies
Commitments
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 8 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2025, other than activities in the ordinary course of business, except for the amendments to the Company’s credit facilities in November 2025 as discussed in Note 13.
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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2025 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.375% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.375% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During the nine months ended March 31, 2026, the Company made principal repayments of $25,000 under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $242,000 as of March 31, 2026, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of March 31, 2026 was 5.02%. During the nine months ended March 31, 2026 and 2025, the Company made interest payments in respect of the Knicks Revolving Credit Facility of $10,736 and $12,897, respectively.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2026, Knicks LLC was in compliance with this financial covenant.
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
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.375% to 0.625% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.375% to 1.625% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.350% to 0.400% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings under the Rangers Revolving Credit Facility as of March 31, 2026. The Company did not make any interest payments in respect of the Rangers Revolving Credit Facility during the nine months ended March 31, 2026 and 2025.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of March 31, 2026, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. During the nine months ended March 31, 2026, the Company made a principal repayment of $7,500 under the Rangers NHL Advance Agreement. The outstanding balance under the Rangers NHL Advance Agreement was $16,500 as of March 31, 2026 and was recorded as Debt in the accompanying consolidated balance sheet. During the nine months ended March 31, 2026 and 2025, the Company made interest payments in respect of the Rangers NHL Advance Agreement of $550 and $688, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets:

	March 31, 2026 (a)	June 30, 2025
Other current assets	$1,130	$1,145
Other assets	4,048	520
_________________
(a)In connection with the 2025 Knicks Revolving Credit Facility and 2025 Rangers Revolving Credit Facility, the Company incurred $5,065 in deferred financing costs during the nine months ended March 31, 2026.
Note 14. Share-based Compensation
See Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for more information regarding the Company’s 2015 Employee Stock Plan (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors.
Share-based compensation expense is recognized in the consolidated statements of operations as a component of Selling, general and administrative expenses. Share-based compensation expense was $6,613 and $17,645 for the three and nine months ended March 31, 2026, respectively, and $3,900 and $14,159 for the three and nine months ended March 31, 2025, respectively. There were no costs related to share-based compensation that were capitalized for the three and nine months ended March 31, 2026 and 2025.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units and performance restricted stock units, collectively referred to as “RSUs,” held by current and former employees of the Company and non-employee directors, for the nine months ended March 31, 2026:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance, June 30, 2025	95	139	$184.56
Granted	57	48	$199.53
Vested	(57)	(58)	$177.30
Forfeited / Cancelled	(3)	(3)	$195.07
Unvested award balance, March 31, 2026	92	126	$195.30
_____________________
(a)Weighted-average fair value per share at date of grant does not reflect any adjustments to awards granted prior to the Sphere Distribution.
The fair value of RSUs that vested during the nine months ended March 31, 2026 was $24,569. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the Company’s current and former employees’ required statutory tax withholding obligations for the applicable income and other employment taxes, 52 of these RSUs, with an aggregate value of $11,097, inclusive of $36 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2026.
The fair value of RSUs that vested during the nine months ended March 31, 2025 was $25,713. The weighted-average fair value per share at grant date of RSUs granted during the nine months ended March 31, 2025 was $207.94.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the nine months ended March 31, 2026:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2025	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of March 31, 2026	94	$138.78	1.71	$17,135
Exercisable as of March 31, 2026	94	$138.78	1.71	$17,135
Note 15. Stock Repurchase Program
Effective as of October 1, 2015, the Board of Directors authorized the repurchase of up to $525,000 of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”). Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
During the nine months ended March 31, 2026 and 2025, the Company did not repurchase any shares under its share repurchase program. As of March 31, 2026, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 16. Related Party Transactions
As of March 31, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and approximately 3.0% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represented approximately 70.8% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Global Media Inc. (formerly known as AMC Networks Inc., “AMC Global Media”).
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of March 31, 2026:
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
The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of March 31, 2026:
•Local telecast rights agreements between the Company and MSG Networks, as amended in June 2025 and set to expire after the 2028-29 seasons, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;
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
The Company is also party to time-sharing and dry lease arrangements with MSG Entertainment in connection with the aircraft leased by the Company and MSG Entertainment as well as arrangements with MSG Entertainment and Sphere Entertainment pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of such aircraft.
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman and Chief Executive Officer with Sphere Entertainment and MSG Entertainment, (ii) the Company’s Vice Chairman with AMC Global Media, Sphere Entertainment and MSG Entertainment, and (iii) the Company’s Executive Vice President with Sphere Entertainment and AMC Global Media. Additionally, the Company, Sphere Entertainment, AMC Global Media and MSG Entertainment allocate the costs of certain personal aircraft and helicopter usage by their shared executives.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues (a)	$62,238	$67,704	$127,055	$156,825
Operating expenses:
Expense pursuant to the Services Agreement	$10,059	$10,383	$30,305	$26,836
Rent expense pursuant to Sublease Agreement	2,044	1,973	6,170	7,151
Costs associated with the Sponsorship Sales and Service Representation Agreements	8,380	8,568	17,825	17,209
Operating lease expense associated with the Arena License Agreements	30,080	33,380	61,472	61,472
Other costs associated with the Arena License Agreements	15,432	16,746	34,013	31,565
Other operating credits, net	(268)	(1,135)	(1,377)	(1,711)
___________________
(a)Primarily consist of local media rights recognized from the licensing of team-related programming under the media rights agreements covering the Knicks and the Rangers.
Note 17. Income Taxes
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. However, at each interim period, the Company evaluates the reliability of this estimate. The Company has recorded income tax expense for the current interim period using the actual effective tax rate for the year-to-date period. This determination was primarily due to the significant impact of permanent differences relative to marginal pre-tax results. The effective tax rate differs from the statutory federal tax rate of 21% primarily due to state taxes, nondeductible officers’ compensation, and players’ disability insurance premiums expense.
Income tax expense for the three and nine months ended March 31, 2026 of $6,689 and $4,851, respectively reflects an effective tax rate of (50)% and (31)%, respectively.
Income tax expense for the three and nine months ended March 31, 2025 of $36,857 and $30,507, respectively, reflects an effective tax rate of 163% and 310%, respectively.
During the nine months ended March 31, 2026 and 2025, the Company made income tax payments, net of refunds, of $15,174 and $20,958, respectively.
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
Note 18. Additional Financial Information
The following table summarizes the composition and amounts of prepaid expenses included in the accompanying consolidated balance sheets as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
Prepaid employee-related costs	$28,185	$34,850
Other prepaid expenses	15,034	8,567
Total prepaid expenses	$43,219	$43,417

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues	$432,199	$424,197	$875,077	$835,263
Significant segment expenses:
Ticketing and sponsorship sales related expenses (a)	(25,197)	(26,246)	(57,381)	(55,460)
Marketing & event-related expenses (b)	(20,506)	(21,482)	(51,067)	(48,557)
Corporate & administrative (c)	(29,926)	(32,760)	(81,697)	(83,691)
Operating lease expenses and other rental expenses associated with the Arena License Agreements (d)	(30,867)	(34,229)	(63,080)	(63,034)
Team operating expenses (e)	(242,930)	(211,209)	(471,574)	(420,040)
Depreciation and amortization	(790)	(823)	(2,391)	(2,396)
Restructuring charges	(1,244)	—	(1,244)	—
Interest income	733	1,051	1,807	2,605
Interest expense	(4,835)	(5,020)	(16,636)	(16,662)
Miscellaneous (expense) income, net	(11,155)	(5,743)	2,424	(13,478)
Income tax expense	(6,689)	(36,857)	(4,851)	(30,507)
Other segment items (f)	(78,776)	(65,106)	(149,925)	(124,701)
Net loss	$(19,983)	$(14,227)	$(20,538)	$(20,658)
_________________
(a)Ticketing and sponsorship sales related expenses consist of (i) expenses related to selling tickets to our sports teams’ home games and primarily include employee compensation and related benefits, credit card fees, and other general and administrative expenses, and (ii) fees related to the Company’s Sponsorship Sales and Service Representation Agreements and sponsorship fulfillment costs. See Note 16 for further details related to the Sponsorship Sales and Service Representation Agreements.
(b)Marketing & event-related expenses primarily relate to marketing and production expenses and services provided to the Company by MSG Entertainment pursuant to the Arena License Agreements.
(c)Corporate & administrative expenses include certain selling, general, and administrative costs.
(d)Operating lease expenses and other rental expenses associated with the Arena License Agreements primarily consist of operating lease costs, commercial rent tax, and other expenses associated with the Arena License Agreements. See Note 16 for further details related to the Arena License Agreements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”), including stated annual local media rights fees for the fiscal year ending June 30, 2026 and the potential spin-off the Company’s New York Rangers (“Rangers”) business (the “Rangers Distribution”). See Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Rangers Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•geopolitical risks, including the direct and indirect impact of foreign wars and conflicts, including the conflict with Iran and related unrest in the Middle East, on international, domestic and local economies;
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
•activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including Madison Square Garden Arena (“The Garden”) where the home games of the New York Knickerbockers (the “Knicks”) and the Rangers are played;

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
•whether or not we pursue and complete the Rangers Distribution and, if so, its impact on our business, financial condition and results of operations; and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (our “2025 Form 10-K”).
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
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, and (iii) certain contractual obligations.
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
Amendments to Local Telecast Rights Agreements
On June 27, 2025, the local telecast rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC (“Knicks LLC”) and New York Rangers, LLC (“Rangers LLC”), on the other hand, were amended, as follows:
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
Concurrent with the amendments to the local telecast rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
As a result of the amendments to the local telecast rights agreements, local telecast rights fees revenues for the three and nine months ended March 31, 2026 and 2025 have been recorded at the applicable reduced rate described above. The Company also expects to record local telecast rights fees reflecting the reduced rates described above in future periods.
Knicks and Rangers Home Games at The Garden
The Company’s operating results are impacted by the number of home games the Knicks and the Rangers play at The Garden during each quarter of the fiscal year. For the three months ended March 31, 2026, the Knicks and the Rangers played a combined five fewer home games at The Garden during the current year period as compared to the prior year period. For the nine months ended March 31, 2026, the Knicks and the Rangers played a combined one fewer home game at The Garden during the current year period as compared to the prior year period. The Knicks played 19 games at The Garden during the three months ended March 31, 2026 and 39 games at The Garden during the nine months ended March 31, 2026 as compared to 23 and 40 games, respectively, during the prior year periods. As a result of the NBA Cup, the Knicks will play 43 pre/regular season home games at The Garden during the 25-26 season as compared to 44 pre/regular season home games during the 24-25 season. The Rangers played 19 games at The Garden during the three months ended March 31, 2026 and 40 games at The Garden during the nine months ended March 31, 2026 as compared to 20 and 40 games, respectively, during the prior year periods.
Results of Operations
Comparison of the three and nine months ended March 31, 2026 versus the three and nine months ended March 31, 2025
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues	$432,199	$424,197	$8,002	2%	$875,077	$835,263	$39,814	5%
Direct operating expenses	354,503	316,335	38,168	12%	674,171	600,299	73,872	12%
Selling, general and administrative expenses	73,699	74,697	(998)	(1)%	200,553	195,184	5,369	3%
Depreciation and amortization	790	823	(33)	(4)%	2,391	2,396	(5)	—%
Restructuring charges	1,244	—	1,244	NM	1,244	—	1,244	NM
Operating income (loss)	1,963	32,342	(30,379)	(94)%	(3,282)	37,384	(40,666)	NM
Other income (expense):
Interest income	733	1,051	(318)	(30)%	1,807	2,605	(798)	(31)%
Interest expense	(4,835)	(5,020)	185	(4)%	(16,636)	(16,662)	26	—%
Miscellaneous (expense) income, net	(11,155)	(5,743)	(5,412)	(94)%	2,424	(13,478)	15,902	NM
(Loss) income before income taxes	(13,294)	22,630	(35,924)	NM	(15,687)	9,849	(25,536)	NM
Income tax expense	(6,689)	(36,857)	30,168	82%	(4,851)	(30,507)	25,656	84%
Net loss	$(19,983)	$(14,227)	$(5,756)	(40)%	$(20,538)	$(20,658)	$120	1%
______________
NM - Percentage is not meaningful
Revenues
Revenues increased $8,002, or 2%, to $432,199 for the three months ended March 31, 2026 as compared to the prior year period. Revenues increased $39,814, or 5%, to $875,077 for the nine months ended March 31, 2026 as compared to the prior year period.
The net increases were attributable to the following:

	Three	Nine
	Months	Months
Increase in revenues from league distributions	$26,977	$34,151
Increase in suite revenues	131	12,036
(Decrease) increase in pre/regular season ticket-related revenues	(12,894)	12,422
Decrease in revenues from local media rights fees	(3,981)	(28,173)
(Decrease) increase in pre/regular season food, beverage and merchandise sales	(1,178)	3,196
(Decrease) increase in sponsorship and signage revenues	(703)	5,895
Other net (decrease) increase	(350)	287
	$8,002	$39,814
The increases in revenues from league distributions for the three and nine months ended March 31, 2026 were primarily due to increased rights fees under the NBA’s new national media rights agreements, which began with the 2025-26 NBA regular season, as well as an incremental league distribution received from the NBA in the current year related to the impact of the NBA Cup on the Knicks' 2025-26 game schedule. In addition, for the nine months ended March 31, 2026, the increase was partially offset by a decrease in certain league distributions unrelated to national media rights fees.
The increase in suite revenues for the three months ended March 31, 2026 was primarily due to higher net sales of suite products, offset by the Knicks and the Rangers playing a combined five fewer home games at The Garden during the current year period as compared to the prior year period. The increase in suite revenues for the nine months ended March 31, 2026 was primarily due to higher net sales of suite products.
The decrease in pre/regular season ticket-related revenues for the three months ended March 31, 2026 was primarily due to the Knicks and the Rangers playing a combined five fewer home games at The Garden during the current year period as compared to the prior year period, partially offset by higher average per-game revenue. The increase in pre/regular season ticket-related revenues for the nine months ended March 31, 2026 was primarily due to higher average per-game revenue, partially offset by the Knicks and the Rangers playing a combined one fewer home game during the current year period as compared to the prior year period.
The decrease in revenue from local media rights fees for the three months ended March 31, 2026 was primarily due to a reduction in local telecast rights fees due to a decrease in the number of games exclusively available to MSG Networks during the current fiscal year as compared to the prior fiscal year. The decrease in revenue from local media rights fees for the nine months ended March 31, 2026 was primarily due to reduced local telecast rights fees as a result of amendments to the Knicks’ and the Rangers’ local telecast rights agreements with MSG Networks entered into in the fourth quarter of fiscal year 2025, and a reduction in local telecast rights fees due to a decrease in the number of games exclusively available to MSG Networks during the current fiscal year as compared to the prior fiscal year. Stated annual local media rights fees, subject to adjustments in certain circumstances, including if the Company does not make available a minimum number of games in the year, after consideration of the local telecast rights amendments are $139,237 for the fiscal year ending June 30, 2026 as compared to $162,939 in stated annual local media rights fees for the fiscal year ended June 30, 2025.
The decrease in pre/regular season food, beverage and merchandise sales for the three months ended March 31, 2026 was primarily due to the Knicks and the Rangers playing a combined five fewer home games at The Garden during the current year period as compared to the prior year period, partially offset by higher average per-game revenue. The increase in pre/regular season food, beverage and merchandise sales for the nine months ended March 31, 2026 was primarily due to higher online sales of merchandise and higher average per-game revenue. Merchandise sales for the three and nine months ended March 31, 2026 included the positive impact of new Rangers’ jersey launches.
The decrease in sponsorship and signage revenues for the three months ended March 31, 2026 was primarily due to the Knicks and the Rangers playing a combined five fewer home games at The Garden during the current year period as compared to the prior year period, partially offset by higher net sales of existing sponsorship and signage inventory. The increase in sponsorship and signage revenues for the nine months ended March 31, 2026 was primarily due to higher net sales of existing sponsorship and signage inventory.
Direct operating expenses
Direct operating expenses increased $38,168, or 12%, to $354,503 for the three months ended March 31, 2026 as compared to the prior year period. Direct operating expenses increased $73,872, or 12%, to $674,171 for the nine months ended March 31, 2026 as compared to the prior year period.
The net increases were attributable to the following:

	Three	Nine
	Months	Months
Increase in team personnel compensation	$18,787	$37,581
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	15,421	25,981
Increase (decrease) in net provisions (credits) for certain team personnel transactions	5,357	(680)
Increase in other team operating expenses	2,189	8,745
Decrease in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden	(3,300)	—
(Decrease) increase in pre/regular season expense associated with merchandise sales	(286)	2,245
	$38,168	$73,872

The increases in team personnel compensation for the three and nine months ended March 31, 2026 were primarily due to changes in the Knicks and the Rangers rosters.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2026	2025	Increase	2026	2025	Increase
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$69,332	$53,911	$15,421	$121,310	$95,329	$25,981
The increases in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three and nine months ended March 31, 2026 were primarily due to higher provisions for league revenue sharing expense (net of escrow and excluding playoffs) and higher NBA luxury tax expense, partially offset by the net impact of adjustments to prior seasons’ revenue sharing expense (net of escrow).
The actual net provisions for league revenue sharing expense (net of escrow and excluding playoffs) for the 2025-26 seasons may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Net provisions (credits) for certain team personnel transactions were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Player trades	$4,739	$(786)	$5,525	$4,739	$6,800	$(2,061)
Waivers/contract terminations	(35)	—	(35)	2,347	833	1,514
Season-ending injuries	—	133	(133)	—	133	(133)
Net provisions (credits) for certain team personnel transactions	$4,704	$(653)	$5,357	$7,086	$7,766	$(680)
Other team operating expenses primarily consist of expenses associated with day-to-day operations, including variable day-of-event costs incurred at The Garden, team travel, player insurance, and league assessments. The increases in other team operating expenses for the three and nine months ended March 31, 2026 were primarily due to higher average per-game expenses. In addition, for the three months ended March 31, 2026, the increase was partially offset by the Knicks and the Rangers playing a combined five fewer home games at The Garden during the current year period as compared to the prior year period.
The decrease in operating lease costs associated with the Knicks and the Rangers playing home games at The Garden for the three months ended March 31, 2026 was a result of the Knicks and the Rangers playing a combined five fewer home games at The Garden during the current year period as compared to the prior year period.
Recognition of operating lease costs is recorded on a straight-line basis over the term of the applicable agreement based upon the value of total future payments under the arrangement. Operating lease costs associated with the Knicks and the Rangers playing home games at The Garden includes (i) $20,185 and $41,249 of expense paid in cash for the three and nine months ended March 31, 2026, respectively, and $21,747 and $40,048 of expense paid in cash for the three and nine months ended March 31, 2025, respectively, and (ii) a non-cash expense of $9,896 and $20,223 for the three and nine months ended March 31, 2026, respectively, and $11,633 and $21,424 for the three and nine months ended March 31, 2025, respectively.
The decrease in pre/regular season expense associated with merchandise sales for the three months ended March 31, 2026 was primarily due to the Knicks and the Rangers playing a combined five fewer home games at The Garden during the current year period as compared to the prior year period, partially offset by higher average per-game revenue. The increase in pre/regular season expense associated with merchandise sales for the nine months ended March 31, 2026 was primarily due to higher online sales of merchandise and higher average per-game revenue. Merchandise sales for the three and nine months ended March 31, 2026 included the positive impact of new Rangers’ jersey launches.

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
Selling, general and administrative expenses for the three months ended March 31, 2026 decreased $998, or 1%, to $73,699 as compared to the prior year period primarily driven by lower professional fees of $7,183 and lower other general and administrative expenses, partially offset by higher employee compensation and related benefits of $7,528, primarily due to executive management transition costs of $6,939 recognized in the current year period.
Selling, general and administrative expenses for the nine months ended March 31, 2026 increased $5,369, or 3%, to $200,553 as compared to the prior year period primarily driven by (i) higher employee compensation and related benefits of $10,632, including executive management transition costs of $6,939 recognized in the current year period, (ii) higher costs related to the Services Agreement of $2,523 and (iii) higher other general and administrative expenses. The increase was partially offset by lower professional fees of $9,167.
Restructuring charges
Restructuring charges for the three and nine months ended March 31, 2026 were $1,244 due to termination benefits provided as part of a voluntary exit program the Company implemented during the three months ended March 31, 2026. There were no restructuring charges for the three and nine months ended March 31, 2025.
Operating income (loss)
Operating income for the three months ended March 31, 2026 decreased $30,379, or 94%, to $1,963 as compared to the prior year period primarily due to higher direct operating expenses, partially offset by higher revenues.
Operating income (loss) for the nine months ended March 31, 2026 reflected an operating loss of $3,282 and operating income (loss) for the nine months ended March 31, 2025 reflected operating income of $37,384. The decrease was primarily driven by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, partially offset by higher revenues.
Interest income
Interest income for the three months ended March 31, 2026 decreased $318, or 30%, to $733 as compared to the prior year period.
Interest income for the nine months ended March 31, 2026 decreased $798, or 31%, to $1,807 as compared to the prior year period.
Interest expense
Interest expense for the three months ended March 31, 2026 decreased $185, or 4%, to $4,835 as compared to the prior year period.
Interest expense for the nine months ended March 31, 2026 decreased $26 to $16,636 as compared to the prior year period.
Miscellaneous (expense) income, net
Miscellaneous (expense) income, net for the three months ended March 31, 2026 and 2025 reflected net expense of $11,155 and $5,743, respectively. The decrease in miscellaneous (expense) income, net relates to changes in fair value in the Company’s investments.
Miscellaneous (expense) income, net for the nine months ended March 31, 2026 reflected net income of $2,424 and miscellaneous (expense) income, net for the nine months ended March 31, 2025 reflected net expense of $13,478. The increase in miscellaneous (expense) income, net relates to changes in fair value in the Company’s investments.
Income taxes
See Note 17 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s income taxes.
Changes in tax regulations could limit the availability of tax benefits or deductions that the Company expects to claim or otherwise increase the taxes imposed on the Company’s operations. For example, to the extent the expansion of Section 162(m) of the U.S. Internal Revenue Code, which will become effective for the Company’s fiscal year ending June 30, 2028, reduces the amount of tax deductions available to us, our income tax expense would increase, which would reduce our net income, all of which could have a significant impact on our business and results of operations. See “Item 1A. Risk Factors—Operational Risks—We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations” in our 2025 Form 10-K.
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
The following are the reconciliations of operating income (loss) to adjusted operating income for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Operating income (loss)	$1,963	$32,342	$(30,379)	(94)%	$(3,282)	$37,384	$(40,666)	NM
Depreciation and amortization	790	823			2,391	2,396
Share-based compensation	6,613	3,900			17,645	14,159
Restructuring charges	1,244	—			1,244	—
Remeasurement of deferred compensation plan liabilities	(302)	(134)			1,177	973
Adjusted operating income	$10,308	$36,931	$(26,623)	(72)%	$19,175	$54,912	$(35,737)	(65)%
______________
NM - Percentage is not meaningful
For the three months ended March 31, 2026, adjusted operating income decreased $26,623, or 72%, to $10,308 as compared to the prior year period. The decrease in adjusted operating income was primarily due to higher direct operating expenses, partially offset by higher revenues and lower selling, general and administrative expenses.
For the nine months ended March 31, 2026, adjusted operating income decreased $35,737, or 65%, to $19,175 as compared to the prior year period. The decrease in adjusted operating income was primarily due to higher direct operating expenses partially offset by higher revenues.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facilities. On November 6, 2025, the Company amended and extended the 2021 Knicks Credit Agreement and the 2021 Rangers Credit Agreement. See Note 13 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2025 Knicks Credit Agreement, the 2025 Rangers Credit Agreement, and the Rangers NHL Advance Agreement (each as defined therein).
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, repurchases of shares of the Company’s Class A Common Stock, dividends, if declared, and investments.
As of March 31, 2026, we had $107,039 in Cash and cash equivalents. In addition, as of March 31, 2026, the Company’s deferred revenue obligations were $78,250, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites.
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
We believe we have sufficient liquidity, including approximately $107,039 in Cash and cash equivalents as of March 31, 2026, along with $433,000 of additional available borrowing capacity under existing credit facilities (as of March 31, 2026), to fund our operations and satisfy any obligations for the foreseeable future.
Financing Agreements and Stock Repurchases
See Note 13 and Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2025 other than activities in the ordinary course of business.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2026 and 2025:

	Nine Months Ended March 31,
	2026	2025
Net loss	$(20,538)	$(20,658)
Adjustments to reconcile net loss to net cash provided by operating activities:	24,207	21,038
Changes in working capital assets and liabilities	1,343	41,504
Net cash provided by operating activities	5,012	41,884
Net cash used in investing activities	(2,027)	(5,349)
Net cash used in financing activities	(49,134)	(26,406)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46,149)	$10,129
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2026 decreased by $36,872 to $5,012. The decrease was primarily due to changes in working capital assets and liabilities, partially offset by the change in net loss adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) a decrease in deferred revenue of $79,029 primarily due to the timing of collection of ticket-related revenues, (ii) a higher increase in prepaid expenses and other assets of $18,874 primarily due to a higher increase in contract assets related to the Company’s local media rights agreements and (iii) an increase in net related party receivables of $14,051 primarily due to the timing of collections related to the Company’s Arena License Agreements.

These changes were partially offset by (i) a higher increase in accrued and other liabilities of $42,337 primarily due to higher accruals for employee compensation and league revenue sharing (net of escrow) in the current year period, partially offset by the impact of NBA luxury tax payments in the the current year period and lower accruals for income taxes in the current year period and (ii) a lower increase in accounts receivable, net, of $25,555 primarily due to the timing of collections from MSG Networks related to the Company’s local media rights agreements.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2026 decreased by $3,322 to $2,027 as compared to the prior year period primarily due to lower capital expenditures in the current year period and a distribution from an equity method investee in the current year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2026 increased by $22,728 to $49,134 as compared to the prior year period primarily due to higher principal repayments under the Company’s credit facilities in the current year period and payments for financing costs in the current year period.
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
Goodwill
The carrying amount of goodwill as of March 31, 2026 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the accompanying consolidated balance sheet as of March 31, 2026:

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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. As of March 31, 2026, we had a total of $242 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of March 31, 2026 and continuing for a full year would increase interest expense by approximately $2.4 million. See Note 13 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2025 Knicks Credit Agreement, 2025 Rangers Credit Agreement, and Rangers NHL Advance Agreement.

Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2026, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has funded and expects to continue to fund stock repurchases, if any, through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended March 31, 2026, the Company did not make any share repurchases under its share repurchase program.
Item 5. Other Information
Director or Officer Adoption or Termination of Trading Agreements
On February 25, 2026, James L. Dolan, the Company’s Executive Chairman and Chief Executive Officer, agreed to pledge 189,613 shares of Class A Common Stock of the Company (and certain trusts for the benefit of members of the Dolan family agreed to pledge 33,680 shares of Class A Common Stock of the Company) to JPMorgan Chase Bank, N.A. to secure obligations under a Secured Margin Line of Credit Note (the “Note”) pursuant to a Margin Line of Credit Collateral Agreement (the "Collateral Agreement"). Extensions of credit under the Note shall be made from time to time for various tenors as set forth in the Note. The transactions contemplated by the Collateral Agreement are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

Item 6. Exhibits
(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of April 28, 2026, between Madison Square Garden Sports Corp. and Paul DiCicco (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2026).†

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Madison Square Garden Sports Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of May 2026.

Madison Square Garden Sports Corp.

By:	/S/ VICTORIA M. MINK
	Name:	Victoria M. Mink
	Title:	Executive Vice President, Chief Financial Officer and Treasurer