Form 10-K
period 2026-06-30
Madison Square Garden Sports Corp.
filed 2026-08-13
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Sports Corp. computed by reference to the price at which the common equity was last sold on New York Stock Exchange as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.9 billion.
Number of shares of common stock outstanding as of July 31, 2026:

Class A Common Stock par value $0.01 per share	—	19,550,424
Class B Common Stock par value $0.01 per share	—	4,529,517
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2026 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Sports Corp. is a Nevada corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Sports” or the “Company” refer collectively to Madison Square Garden Sports Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Sports, LLC and its direct and indirect subsidiaries.
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
The Company reports on a fiscal year basis ending on June 30th. In this Annual Report on Form 10-K, the years ended on June 30, 2026, 2025 and 2024 are referred to as “fiscal year 2026”, “fiscal year 2025”, and “fiscal year 2024”, respectively.
Potential Spin-off Transaction
On February 18, 2026, the Company’s board of directors (the “Board of Directors”) authorized management to explore a potential spin-off that would separate the Company’s New York Rangers (“Rangers”) business from its New York Knickerbockers (“Knicks”) business, creating two distinct publicly traded companies. On April 28, 2026, the Company incorporated MSGS Spinco, Inc., a Nevada corporation and direct, wholly owned subsidiary of the Company (“Spinco”), to hold the Rangers business. If the Company proceeds with the spin-off transaction, the spin-off is expected to be structured as a tax-free distribution to all Company stockholders and upon completion of the contemplated separation, it is expected that each record holder of Company Class A common stock would receive one share of Spinco Class A common stock for every two shares of Company Class A common stock held, and each record holder of Company Class B common stock would receive one share of Spinco Class B common stock for every two shares of Company Class B Common Stock held, representing a pro-rata distribution of 100% of the common stock of Spinco. The Company refers to the potential spin-off as the “Rangers Distribution”. There can be no assurance that the Rangers Distribution will be completed in the manner described above, or at all. Completion of the Rangers Distribution would be subject to various conditions, including final approval by the Board of Directors, league approval, receipt of a tax opinion and the filing with the Securities and Exchange Commission (“SEC”) and effectiveness of the Form 10 registration statement. The Company will maintain the current operating structure and will continue to report the financial results of its Rangers business in continuing operations until the Rangers Distribution is completed.
Overview
The Company owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the Knicks of the National Basketball Association (“NBA”) and the Rangers of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”), also known as The World’s Most Famous Arena. The Company also includes two development league teams — the Hartford Wolf Pack of the American Hockey League (“AHL”) and the Westchester Knicks of the NBA G League (“NBAGL”). Our professional sports franchises are collectively referred to herein as our “sports teams.” The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.

Our Strengths
•Iconic sports franchises with renowned global brands;
•Enduring and meaningful presence in the New York metropolitan area, the nation’s largest media market;
•Deep connections with large and passionate fan bases that span a wide demographic mix;
•Multi-year sponsorship and suite agreements through a strategic partnership with MSG Entertainment;
•National media rights agreements through the NBA and NHL;
•Local telecast rights agreements with MSG Networks;
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
Our Strategy
Our strategy is to leverage the strength and popularity of our professional sports franchises and our unique position in the nation’s largest media market to grow our business and increase the long-term value of our sports assets. Key components of our strategy include:
•Developing championship-caliber teams. Our core goal is to develop and maintain teams that consistently compete for championships. Competitive teams help support and drive revenue streams across the Company during the regular season and, when our teams qualify for the postseason, the Company benefits from incremental home playoff games. The ownership and operation of NBA and NHL development teams — the Westchester Knicks and the Hartford Wolf Pack — as well as the operation of our professional sports teams performance center, are part of our strategy to develop championship-caliber teams.
•Employ a ticketing policy that gives the Company a direct relationship with our fan bases. Our large and loyal fan bases have placed us among the league leaders in ticket sales as our teams consistently play to at or near capacity crowds at The Garden. Tickets to our sports teams’ home games are sold through membership plans (full season and partial plans); group sales; and single-game tickets, which are purchased on an individual basis (as opposed to third-party sales). We generally review and set the price of our tickets before the start of each team’s season; however, we dynamically price our single-game tickets throughout the season to align with fan demand.
•Maximize the value of our exclusive live sports content. The Company receives a pro-rata share of fees related to the NBA’s and NHL’s national and international media rights agreements, which provide a significant recurring revenue stream for the Company. The NBA’s agreements with The Walt Disney Company, NBCUniversal and Amazon, which took effect starting with the 2025-26 season, will expire following the 2035-36 season. The NHL’s U.S. national media rights agreements with The Walt Disney Company and WarnerMedia, LLC will expire following the 2027-28 season. In April 2025, the NHL and Rogers Communications (Canada) entered into a new 12-year media rights agreement, which will take effect beginning with the 2026-27 season and will expire following the 2037-2038 season. In addition, the Company receives fees related to local media rights. The Knicks’ and the Rangers’ local telecast rights agreements with MSG Networks, which expire at the end of the 2028-29 seasons, provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. MSG Networks makes this content available to our fans on its regional sports networks, MSG Network and MSG Sportsnet, and through its direct to consumer and authenticated streaming offering, MSG+ (which is included in the Gotham Sports streaming product, and is anticipated to be available through the DAZN streaming product during the 2026-2027 NBA and NHL seasons).
•Utilize our unique assets and an integrated approach to drive sponsorship and suite sales. The Company possesses powerful and attractive assets that also benefit from being part of a broader sports, entertainment and media offering as a result of the Company’s various agreements with MSG Entertainment. These agreements enable us to partner with MSG Entertainment and Sphere Entertainment on an integrated approach to marketing partnerships and corporate hospitality solutions to drive sponsorship, signage and suite sales. For example:
◦Our assets are highly sought after by companies that value the popularity of our sports franchises, the demographic makeup of our fans, and our unique position in the New York market. The attractiveness of our assets is further strengthened by the Sponsorship Sales and Service Representation Agreements and Arena License Agreements (as defined below) with MSG Entertainment, which create compelling, broad-based marketing platforms by combining our professional sports brands with MSG Entertainment’s live entertainment assets and Sphere Entertainment’s media assets. This integrated approach to marketing partnerships — which delivers unrivaled sports, entertainment and media exposure in the New York market — has attracted world-class partners across a wide range of industries.
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
•Continue to invest in the fan experience. The strong loyalty of our fans has been driven in part by our commitment to the fan experience, which we will continue to build on through our relationship with MSG Entertainment, owner and operator of The Garden. Working with MSG Entertainment, we offer first-class operations, innovative event presentation, premium food and beverage offerings, and unique and exclusive merchandise, as well as team mobile apps designed to create a seamless experience for our fans. Our goal is to deliver the best in-venue experience in the industry — whether our guests are first-time visitors, repeat customers, season ticket holders, suite holders or club members.
Our Business
Our Sports Franchises
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes some of the greatest athletes to ever play the game and a large and passionate global fan base. The Knicks have made nine trips to the NBA Finals and won three NBA Championships, including the 2026 NBA Championship.
New York Rangers
The Rangers hockey club is one of the NHL’s “Original Six” franchises and celebrated its centennial during the 2025-26 season. As a storied franchise and one of the league’s marquee teams, the Rangers have won four Stanley Cup Championships and have a loyal and enthusiastic fan base.
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
Arena License Agreements
Madison Square Garden, The World’s Most Famous Arena, is the home for the Knicks and the Rangers pursuant to Arena License Agreements with MSG Entertainment. The Arena License Agreements provide revenue opportunities through the sharing of certain suites and clubs, sponsorship and signage, food and beverage, merchandise and sales arrangements with MSG Entertainment. The Arena License Agreements have a term of 35 years and expire in June 2055. See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information.
Our Professional Sports Teams Performance Center
The Company owns the Madison Square Garden Training Center in Greenburgh, NY. The approximately 114,000 square-foot facility features two basketball courts and one NHL regulation-sized hockey rink, and is equipped with well-appointed private areas and office space and exercise and training rooms with dedicated equipment for each team as well as the latest technology and other first-class amenities.

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
Media Rights
We generally license the local media rights for our sports teams’ home and away games. The Knicks and the Rangers are party to media rights agreements with MSG Networks covering the local telecast and radio rights for the Knicks and the Rangers. Each local telecast agreement has a remaining term of approximately three years.
Our Community
The Company has a long history of leveraging the power of its brands to benefit communities across the tri-state area.
The Company’s most recent Corporate Social Responsibility Report, which is released in collaboration with MSG Entertainment and Sphere Entertainment, can be found on our website under “Our Community”. As part of our company-wide philanthropic efforts, the Knicks and the Rangers both run large community-based youth sports programs — Jr. Knicks and Jr. Rangers — focused on eliminating barriers and creating more inclusive opportunities for all kids to enjoy basketball and hockey. Jr. Knicks programs include youth basketball clinics, summer camps, basketball leagues, equipment donations, and partnerships with over 80 youth basketball organizations across the tri-state area. In fiscal year 2025, over 200,000 youth participated in Knicks youth programs. Jr. Rangers activities include youth hockey clinics, summer camps, a girls’ hockey league, equipment donations and other ‘learn to play’ initiatives in the community. In fiscal year 2025, Jr. Rangers programming extended across more than 1,350 individual sessions and 50 locations.
The Company is also dedicated to affecting positive change through other social impact and cause-related initiatives including philanthropic, food and other in-kind donations.
Garden of Dreams Foundation
The centerpiece of the Company’s philanthropy is the Garden of Dreams Foundation (“GDF”), a non-profit organization that assists young people in need. Since it was established in 2006, the Garden of Dreams Foundation has donated nearly $100 million in grants and other donations, impacting more than 480,000 young people and their families. GDF focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. In partnership with the Company, MSG Entertainment and Sphere Entertainment, GDF provides young people in our communities with access to educational and skills opportunities, mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. Each year, as part of its Season of Giving, GDF partners with the Knicks, Rangers and MSG Entertainment’s Radio City Rockettes on a wide range of charitable programs. GDF further supports its mission by providing a core group of non-profit partners with critical funding to support their long-term success.
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
Our business is also subject to certain regulations applicable to our Internet websites and mobile applications, including data privacy laws in various jurisdictions. These include, but are not limited to, the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (the “CPRA”). These laws obligate us to comply with certain consumer and employee rights concerning data we may collect about these individuals. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications is subject to a range of other federal, state and local laws, such as accessibility for persons with disabilities and consumer protection regulations. In addition, to the extent any of our websites seeks to collect information from children under 13 years of age or is intended primarily for children under 13 years of age, it is also subject to the Children’s Online Privacy Protection Act, which places restrictions on websites’ and online services’ collection and use of personally identifiable information from children under 13 years of age without prior parental consent. Our business is also subject to a variety of laws and regulations, including working conditions, labor, immigration and employment laws and health, safety and sanitation requirements. See “Item 1A. Risk Factors — Operational Risks — We Are Subject to Data Privacy, Data Protection and Data Security Regulations and Laws and Could Face Substantial Penalties if We Fail to Comply With Such Regulations and Laws” and “— We Are Subject to Governmental Regulation, Including Tax Laws and Regulations, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Competition
Our business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL, AHL and NBAGL teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the New York Yankees (the “Yankees”) and the New York Mets (the “Mets”)), two National Football League teams (the New York Giants (the “Giants”) and the New York Jets (the “Jets”)), two additional NHL teams (the New York Islanders (the “Islanders”) and the New Jersey Devils (the “Devils”)), a second NBA team (the Brooklyn Nets (the “Nets”)), two Major League Soccer franchises (the New York Red Bulls and the New York City Football Club), a Women’s National Basketball Association team (the New York Liberty), a National Women’s Soccer League team (the NJ/NY Gotham FC) and a Professional Women's Hockey League team (the New York Sirens). In addition, there are a number of other men’s and women’s amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to many other non-sports related entertainment options.
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
See “Item 1A. Risk Factors — Sports Business Risks — Our Business Faces Intense and Wide-Ranging Competition, Which

May Have a Material Negative Effect on Our Business and Results of Operations” and “— Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and the Rangers, Including the Significant Additional Revenue Generated by Advancing in the Playoffs, Which Cannot Be Assured.”
Human Capital Resources
At MSG Sports, we believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees in order to attract, develop and retain a high performing and diverse workforce.
Talent
As of June 30, 2026, we had 522 full-time union and non-union employees and 495 part-time union and non-union employees.
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
Meaningful employee engagement programs: We invest in meaningful programming that builds connections, recognition, and a sense of belonging across our workforce. From culture-focused campaigns and milestone celebrations to employee recognition, these efforts reinforce our shared purpose of making the unforgettable happen.
In addition, approximately 11.7% of our employees were represented by unions as of June 30, 2026, most of whom are our players. There were no union employees subject to CBAs that expired as of June 30, 2026 and no union employees subject to CBAs that will expire by June 30, 2027.
Labor relations in general and in the sports industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. The NBA players and the NHL players are covered by CBAs between the National Basketball Players Association (“NBPA”) and the NBA and between the NHL Players’ Association (“NHLPA”) and the NHL, respectively. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. On June 30, 2011, the prior CBA between the NBA and NBPA expired and there was a work stoppage for approximately five months until a new CBA was entered into in December 2011. The current NBA CBA expires after the 2029-30 season, but each of the NBA and the NBPA has the right to terminate the CBA effective following the 2028-29 season. On September 15, 2012, the then-existing CBA between the NHL and NHLPA expired and there was a work stoppage for approximately four months until a new CBA was entered into in January 2013. The current NHL CBA expires after the 2029-30 season. The NBA and NHL playoff games for the 2019-20 seasons experienced postponements due to player, team and/or league protests and decisions.
See “Item 1A. Risk Factors — Economic and Business Relationship Risks — Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”

Financial Information about Geographic Areas
Substantially all of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Available Information
Our telephone number is 212-465-4111, our website is http://www.msgsports.com and the investor relations section of our website is http://investor.msgsports.com. Through the investor relations section of our website, we make available, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports and other statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials become available as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Copies of these filings are also available on the SEC’s website (www.sec.gov). References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.
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

Item 1A. Risk Factors
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For a more complete discussion of the material risks facing our business, please see below.
Sports Business Risks
•Competition with other sports franchises, leisure-time activities, and other entertainment options may adversely affect our business and results of operations.
•Our business may be adversely affected if the popularity and competitive success of the Knicks and Rangers decline.
•Our decisions concerning player and coach selection or salaries may have a negative impact on our business and results of operations.
•The actions of the NBA and NHL may have a material negative effect on our business and results of operations.
•Injuries and illnesses suffered by our players may adversely affect the success of the business.
Economic and Business Relationship Risks
•Decreases in local media rights revenue, including as a result of the financial condition of MSG Networks, may adversely affect our business and results of operations.
•Our business may be negatively affected by economic conditions.
•The indebtedness of certain subsidiaries could have a negative effect on our business.
•We may require additional financing to fund our ongoing operations, the availability of which is highly uncertain.
•We have in the past incurred substantial net losses, operating losses, adjusted operating losses and negative cash flow, and there can be no assurance that we will not do so again in the future.
•We do not own The Garden.
•A change to or withdrawal of a New York City real estate tax exemption could adversely affect our business and results of operations.
•Labor matters may have a material negative effect on our business and results of operations.
•The Company relies on the performance of our affiliated entities, which cannot be assured.
•Our business is subject to seasonal fluctuations, and our operating results vary substantially from period to period.
•The Company may pursue acquisitions that may not be successful.
Operational Risks
•Our operations and operating results may be negatively affected by a public health emergency, terrorist activity or government regulation.
•We may face substantial penalties if we fail to comply with data privacy, data protection and data security regulations and laws.
•Cybersecurity and other technology-related risks could disrupt our business, damage our brands and reputation, create legal exposure and result in financial losses.
•The interruption or unavailability of third-party facilities, systems or software may adversely affect our business, financial condition and results of operations.
•Any disruption of or interference with our use of cloud computing services could impact our operations and adversely affect our business.
•Our business may be negatively affected by intellectual property claims.
•Weather or other conditions may impact our games and adversely affect our business and results of operations.
•Personal injuries, accidents or adverse outcomes or negative publicity in litigation could adversely affect our business and results of operations.

Corporate Governance Risks
•The Dolan Family has the ability to prevent or cause a change in control or to approve, prevent or influence certain actions by the Company.
•We are a “controlled company” and have elected not to comply with certain corporate governance rules of the NYSE.
•Future stock sales could negatively affect the trading price of our Class A Common Stock.
•Transfers and ownership of our common stock are subject to certain restrictions.
•We share certain directors, officers and employees with other companies, which may result in conflicts.
•Our overlapping directors and executive officers may result in the diversion of corporate opportunities to other companies, and provisions in our articles of incorporation may provide us no remedy in that circumstance.
Risks Relating to the Impact of the Potential Rangers Distribution
•We may not complete the Rangers Distribution on the expected terms or at all, and our pursuit of the transaction could create costs and uncertainty.
•The Rangers Distribution could result in significant tax liability.
•We may have a significant indemnity obligation to Spinco if the Rangers Distribution is treated as a taxable transaction.
•The tax rules applicable to the Rangers Distribution, if consummated, may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the Rangers Distribution.
•We may not enjoy all the benefits of scale that we achieved prior to the Rangers Distribution, if consummated.
•If the Rangers Distribution is consummated, the combined value of Company and Spinco shares may not equal or exceed the pre-distribution value of Company shares.
•If the Rangers Distribution is consummated, we will rely on Spinco’s performance under various agreements.
Sports Business Risks
Our Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. The Knicks and Rangers and other sports franchises compete for attendance, viewership and/or advertising, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, streaming devices and applications, and other alternative sources, as well as with other leisure-time activities and entertainment options in the New York City metropolitan area, such as television, motion pictures, concerts, music festivals and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment. During some or all of the basketball and hockey seasons, our sports teams face competition from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets), professional soccer (including the New York Red Bulls, the New York City Football Club and the NJ/NY Gotham FC), professional women’s hockey (including the New York Sirens), professional women’s basketball (including the New York Liberty), collegiate sporting events, such as the Big East basketball tournament, other sporting events, including those held at The Garden, and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other NHL hockey teams located in the New York City metropolitan area (the Islanders and the Devils) as well as with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with another NBA team located in the New York City metropolitan area (the Nets) as well as with other NBA teams and the NBA itself.
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
Our Business Is Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and the Rangers, Including the Significant Additional Revenue Generated by Advancing in the Playoffs, Which Cannot Be Assured.
Our financial results are substantially dependent on, and are expected to continue to substantially depend in large part on, the Knicks and the Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which have a direct effect on ticket sales for the teams’ home games, a large source of revenue for our sports teams. In addition, the popularity of our sports teams can generate fan enthusiasm, resulting in sustained premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. In addition, the popularity of our sports teams impacts television ratings, which could affect the long-term value of the media rights for the Knicks and/or the Rangers. Furthermore, success in the regular season may qualify one or both of our sports teams for participation in post-season playoffs, which provides us with a significant source of additional revenue, operating income and adjusted operating income. The increased revenue is generated by the additional number of home games played by our sports teams and, importantly, the increased excitement and interest in our sports teams can help drive a number of our revenue streams, including by improving attendance and sponsorships, in subsequent seasons. The Knicks last qualified for the post-season during the 2025-26 NBA season and the Rangers last qualified for the post-season during the 2023-24 NHL season. In addition, league, team and/or player actions or inactions, including protests, may impact the popularity of the Knicks, the Rangers or the leagues in which they play. There can be no assurance that any of our sports teams, including the Knicks and the Rangers, will maintain continued popularity or compete in post-season play in the future.
Our Basketball and Hockey Decisions, Especially Those Concerning Player and Coach Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.
Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term growth and asset value creation. The competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, coaches and team executives, for whom we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration or contract negotiation with existing players, terminating and waiving players and replacing coaches and team executives. Any of these actions could increase expenses (including incurring NBA luxury tax) for a particular period, subject to any salary cap restrictions contained in the respective leagues’ CBAs. There can be no assurance that any actions taken by management to generate and increase our long-term growth and asset value creation will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have increased significantly and are expected to continue to increase significantly in the future. Although CBAs between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. In addition, both of the NBA and NHL CBAs include salary floors, which limit our ability to decrease costs below a certain amount. Future CBAs may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we have paid the NBA a luxury tax in the past and we may also be obligated to pay the NBA a luxury tax in future years, the calculation of which is determined by a formula based on the aggregate salaries paid to our Knicks players. The Knicks were a luxury tax payer for the 2025-26 season and therefore did not receive receipts that were distributed to non-tax paying teams. Based on the current roster, the Knicks would also be a luxury tax payer for the 2026-27 season. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Expenses — Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax.”
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
•The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the local, national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our sports teams and the leagues, and the Internet and mobile-based activities of our sports teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. For example, during fiscal year 2025, the NBA entered into new national media rights agreements that increased the number of games available for national distribution. As a result, during the 2025-26 season, 34 Knicks games were broadcast nationally, inclusive of games also broadcast by MSG Networks, as compared to 25 games during the 2024-25 season. We receive a share of the income the NBA and the NHL generate from these contracts, which expire at various times. There can be no assurance that the NBA or the NHL will be able to renew or replace these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. Even though we previously agreed to substantially reduce the amount of media rights fees we receive from MSG Networks for the right to telecast games of the Knicks and the Rangers during fiscal year 2025, we still receive significant revenues from MSG Networks for media rights. Changes to league rules, regulations and/or agreements, including changes to league schedules and national and international media rights, have in the past impacted and in the future will likely continue to impact the availability of games covered by our local media rights and negatively affect the rights fees we receive from MSG Networks, which could negatively affect our business and results of operations. For example, during the 2025-26 season, our revenues under the local telecast rights agreements with MSG Networks were reduced by $13.2 million as a result of the decrease in the number of games exclusively available to MSG Networks, compared to a reduction of $5.2 million in the 2024-25 season.
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
•The NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan, and the NHL imposes an escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2026, the Knicks and the Rangers recorded approximately $109.6 million in estimated revenue sharing expenses, net of escrow, and $44.4 million in luxury tax expense. The actual amounts for the 2025-26 season may vary significantly from the estimate based on actual operating results for the respective leagues and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Our Basketball and Hockey Decisions, Especially Those Concerning Player and Coach Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
•The NBA and the NHL impose certain restrictions on the ability of owners to undertake certain types of transactions in respect of teams, including a change in ownership and team relocation. The NBA and NHL have also imposed significant restrictions on amounts of financing and/or certain types of financings and the rights of those financing providers. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Financing Agreements and Stock Repurchases” and Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interest of the Company and its stockholders if we were unable to obtain any required league approvals in a timely manner or at all.
•The possibility of further NBA and/or NHL expansion could create increased competition for the Knicks and the Rangers, respectively. The most recent NHL expansion occurred in 2021 with the addition of the Seattle Kraken (following the addition of the Vegas Golden Knights in 2017). The most recent NBA expansion occurred in 2004 with the addition of the Charlotte Bobcats (now Charlotte Hornets), and in March 2026, the NBA Board of Governors authorized the league to formally explore potential expansion franchises in Las Vegas and Seattle. Because revenue from national media rights agreements is divided equally among all NBA and NHL teams, any further expansion would dilute the revenue realized by the Knicks and/or the Rangers from such agreements. Expansion also increases competition for talented players among NBA and/or NHL teams. Any expansion in the New York City metropolitan area, in particular, could also draw fan, consumer and viewership interest away from the Knicks and/or the Rangers.
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
Injuries to, and Illness of, Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may be substantially impacted by serious and/or untimely injuries to, or illness of, our players. Even if we take health and safety precautions, our players may nevertheless contract serious illnesses or suffer serious injuries, and, as a result, our ability to participate in games may be substantially impacted. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player is unable to play as a result of injury or death. These salaries represent significant financial commitments for our sports teams. We maintain insurance policies to mitigate some of the risk of paying certain player salaries in the event of a player’s death or disability. In the event of injuries sustained resulting in lost services (as defined in the applicable insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. In no event do the insurance policies provide for payment of lost revenues from any impacts of reduced popularity or competitive success as a result of player injuries. Such insurance may not be available in every circumstance, may not be available on terms that are commercially feasible, or may contain significant dollar limits and/or exclusions from coverage for pre-existing medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
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
Local media rights represent a significant revenue stream for the Company. In fiscal year 2026, we recorded $125.7 million of local media rights revenues, which represented 11% of our total revenues in fiscal year 2026, compared to $157.4 million in fiscal year 2025, which represented 15% of our total revenues.
Business conditions impacting our broadcasting partner, MSG Networks, including the work-out of MSG Networks (as discussed below) and/or actions by the NBA or NHL or their national broadcast partners, have in the past adversely affected and could in the future materially adversely affect the revenue that can be derived from these media rights.

In October 2015, the Knicks and the Rangers entered into 20-year local telecast rights agreements with MSG Networks, a regional sports network and wholly-owned subsidiary of Sphere Entertainment to provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming.
In recent years, regional sports networks, including MSG Networks, have experienced significant financial difficulties.
MSG Networks was not able to refinance its credit facilities prior to their maturity in October 2024. After a series of forbearances from its lenders, on June 27, 2025, MSG Networks restructured its indebtedness, with MSG Networks’ lenders writing off approximately $510 million of indebtedness. As part of MSG Networks’ debt restructuring process, the local telecast rights agreements between subsidiaries of MSG Networks, on the one hand, and the Knicks and the Rangers, on the other hand, were amended to effect fee reductions of 28% for the Knicks and 18% for the Rangers, both effective as of January 1, 2025, with no annual rights fee escalators. In addition, the term of the local telecast rights agreements was reduced to end after the 2028-29 seasons. In connection with the expiration of each of the rights agreements, MSG Networks has the right to make a firm offer for an additional term of not less than three seasons and the right to match a third party offer that provides for rights fees that are not at least 110% of the rights fees for the first three years of the term specified in the firm offer. As a result of the amendments and other terms of the local telecast rights agreements, media rights fees for the Knicks and the Rangers were approximately $17.9 million lower for fiscal year 2025, compared to the prior fiscal year, and approximately $31.6 million lower for fiscal year 2026, compared to fiscal year 2025. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Matters Affecting Comparability — Amendments to Media Rights Agreements” for more information regarding the amendments to the local telecast rights agreements.
Although MSG Networks completed the workout of its indebtedness on June 27, 2025, MSG Networks could in the future default on its obligations under the local telecast rights agreements or seek bankruptcy protection, including as a result of loss of carriage of its programming by its distributors through non-renewal of affiliation agreements, loss of subscribers or transition of MSG Networks to a more limited tier of service.
If MSG Networks were to default on its local telecast rights agreements with us or discharge its local telecast rights agreements with us as part of a bankruptcy proceeding or otherwise, or if we do not renew the agreements upon their expiration, we would lose a significant recurring revenue stream, and would also lose the exposure provided by the MSG Networks broadcasting related to the Knicks and the Rangers, any of which could have a material negative effect on our business and results of operations. Although we would pursue alternative sources of distribution for home and away games of the Knicks and the Rangers, as well as other team-related programming, there can be no assurances as to the timing or success of such alternative sources of distribution, all of which would be subject to the approval of the applicable league.
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn, Recession, Financial Instability or Inflation.
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) to our games, license suites at The Garden, spend on food and beverages and merchandise and drive continued advertising and sponsorship revenues, and these revenues are sensitive to general economic conditions, recessions, fears of recessions and consumer behavior, including due to the impacts of tariffs.
Consumer and corporate spending have in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may lead to reductions in, among other things, corporate sponsorship and advertising and decreases in attendance at live sports events, demand for suite licenses and food and beverage and merchandise sales, some of which we have experienced in the past and may experience in the future. In addition, inflation, which has risen significantly in recent years, has resulted in and may continue to result in increased operational costs. Volatility in, and uncertainty regarding inflation rates, as well as continued elevated interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, disruptions to financial markets, inflation, recession, high unemployment, the imposition of tariffs, reduced tourism and other geopolitical events, including another outbreak similar to the COVID-19 pandemic, and the resulting negative effects on consumers’ and businesses’ discretionary spending have in the past materially negatively affected, and may in the future materially negatively affect, our business and results of operations.
Certain of Our Subsidiaries Have Incurred Substantial Indebtedness, and the Occurrence of an Event of Default Under Our Subsidiaries’ Credit Facilities or Our Inability to Repay Such Indebtedness When Due Could Substantially Impair the Assets of Those Subsidiaries and Have a Negative Effect on Our Business.
Our subsidiaries have in the past incurred and could in the future incur substantial indebtedness. In 2025, each of New York Knicks, LLC and New York Rangers, LLC, each a wholly-owned subsidiary of the Company, amended and restated its prior credit agreement (as amended, amended and restated, supplemented, waived or otherwise modified from time to time, the “Knicks Credit Agreement” and the “Rangers Credit Agreement,” respectively) with a syndicate of lenders providing for senior secured revolving credit facilities of $425 million and $250 million, respectively (the “Knicks Revolving Credit Facility” and the “Rangers Revolving Credit Facility,” respectively). As of June 30, 2026, the outstanding balance under the Knicks Revolving Credit Facility was $242 million and the Rangers Revolving Credit Facility was undrawn. Both credit facilities expire in November 2030. Furthermore, in 2020, New York Rangers, LLC received a $30 million advance from the NHL, which is payable upon demand by the NHL (the “NHL Advance Agreement”). As of June 30, 2026, the outstanding balance under the NHL Advance Agreement was $16.5 million.
Our ability to make payments on, or repay or refinance, such indebtedness, and to fund our operations, depends largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. See “— We May Require Additional Financing to Fund Our Ongoing Operations, the Availability of Which is Highly Uncertain.”
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
The Knicks Credit Agreement includes covenants and events of default that may be implicated by a shortfall in the amount of national media rights revenue received by the Knicks. The Rangers Credit Agreement includes covenants and events of default that may be implicated by a shortfall in the amount of national and local media rights revenue received by the Rangers. If the NBA and/or NHL 2026-27 seasons are delayed, shortened, suspended or cancelled, the Knicks or the Rangers may be required, absent a cure or waiver, to repay certain amounts borrowed under the revolving credit facilities. If we are unable to repay such amounts due to liquidity constraints, we may need to pursue other sources of financing, including through issuances of equity and/or asset sales.
We May Require Additional Financing to Fund Our Ongoing Operations, the Availability of Which is Highly Uncertain.
We may require additional financing to fund our ongoing operations or otherwise engage in transactions that depend on our ability to obtain financing. The public and private capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers. For example, the global economy, including credit and financial markets, has in recent years experienced extreme volatility and disruptions, including diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.
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
We incurred a net loss of approximately $22.4 million in fiscal year 2025. We have, in prior periods, incurred operating losses, adjusted operating losses and negative cash flow and there can be no assurance that we will not incur net losses, operating losses, adjusted operating losses or negative cash flow again in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses will likely be considered by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.”
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
The Garden is subject to zoning and building regulations, including a zoning special permit. The original permit was granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years and again in September 2023 for five years. The Garden sits above Penn Station. The federal government, Amtrak and other relevant rail agencies are advancing a proposed redevelopment of Penn Station, which proposed redevelopment could affect The Garden and may require coordination with, or concessions from, MSG Entertainment. Certain government officials and special interest groups have in the past used, and may in the future use, the renewal process for the zoning special permit to pressure MSG Entertainment to make financial contributions or other concessions in connection with the redevelopment of Penn Station, relocate The Garden or sell or transfer all or portions of The Garden complex. For example, in connection with the 2023 renewal process, in June 2023, the New York Metropolitan Transportation Authority, New Jersey Transit and Amtrak, which operate commuter rail services from Penn Station, issued a compatibility report asserting that The Garden imposes severe constraints on Penn Station that restrict efforts to make the rail agencies’ desired improvements. In June 2026, MSG Entertainment announced that it had entered into a non-binding memorandum of understanding with the Amtrak-selected master developer related to the proposed redevelopment of Penn Station that, among other things, acknowledged that The Garden must remain fully operational at all times during the redevelopment as required by MSG Entertainment and contemplated the transfer of the Infosys Theater at MSG, subject to further negotiation, definitive documentation and other agreements. There can be no assurance regarding the future renewal of the permit or the terms thereof, or regarding the timing, scope, terms or completion of any Penn Station redevelopment or related arrangements, and the failure to obtain such renewal or to do so on favorable terms or the effects of any such redevelopment or arrangements could have a material negative effect on our business.
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
A Change to or Withdrawal of a New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities, such as parking lots and transit improvements. The Madison Square Garden complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2026, the tax exemption was $45.2 million. From time to time there have been calls to repeal or amend the tax exemption. For example, in January 2023, a number of elected representatives from New York issued a public letter, and in July 2023, the New York City Independent Budget Office issued a public report, in each case noting the tax exemption status should be reexamined. Any repeal of the tax exemption status would require legislative action by the New York State legislature.
Under the Arena License Agreements, the Knicks and the Rangers are each generally responsible for 50% of any real estate or similar taxes applicable to The Garden, with those percentages subject to reduction or increase in certain circumstances, as further described in the applicable Arena License Agreement.
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

Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Labor difficulties may include players’ strikes or protests or management lockouts. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. For example, the NHL has experienced lockouts in the past that resulted in a regular season being shortened and the cancellation of the entire season, with a lockout during the 2012-13 NHL season resulting in a regular season that was shortened from 82 to 48 games. The current NHL CBA expires after the 2029-30 season. The NBA has also experienced lockouts in the past that resulted in regular seasons being shortened, with the most recent lockout during the 2011-12 season, which resulted in a regular season that was shortened from 82 games to 66 games. The current NBA CBA expires after the 2029-30 season, but each of the NBA and NBPA has the right to terminate the CBA effective following the 2028-29 season. Labor disputes, such as players’ strikes, protests or lockouts, with the unions with which we have CBAs have in the past had and could in the future have a material negative effect on our business and results of operations.
MSG Entertainment provides certain services to us through various commercial agreements, including day-of-game services. These services are provided by MSG Entertainment employees who are subject to CBAs. Any labor disputes, such as strikes or lockouts, with the unions with which MSG Entertainment has CBAs could impact staffing on Knicks and Rangers game days. In addition, we and MSG Entertainment have in the past faced difficulty in maintaining staffing on Knicks and Rangers game days and have been operating in an increasingly competitive labor market. If we and/or MSG Entertainment are unable to attract and retain qualified people or to do so on reasonable terms, or if game day staffing is impacted due to a labor dispute, we could suffer operational difficulties and the fan experience at Knicks and Rangers games may be adversely impacted. Competition for qualified employees has required higher wages, which has resulted in higher labor costs. If wages and labor costs increase further, this could have an adverse effect on our business and results of operations. See “— We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements.”
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
We have various agreements with Sphere Entertainment, including local telecast rights agreements with MSG Networks (a wholly-owned subsidiary of Sphere Entertainment) which provide MSG Networks with exclusive local linear and digital rights to home and away games of the Knicks and the Rangers, as well as other team-related programming. In addition, in connection with the Sphere Distribution, we agreed to provide Sphere Entertainment with indemnities with respect to liabilities arising out of our businesses and Sphere Entertainment agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to Sphere Entertainment. See “— Local Media Rights Are a Significant Revenue Stream for Our Business, Decreases in Local Media Rights Revenue Have Had an Adverse Effect on our Business and Results of Operations, and the Effect of Future Reductions, Including from a Bankruptcy of MSG Networks, Could be Material.”
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
Operational Risks
Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Other Public Health Emergency.
A major epidemic or pandemic, or the threat of such an event, has in the past materially affected, and could in the future materially adversely affect, attendance at our games or, depending on its severity, halt our operations entirely. Although the Company saw a return to normal business operations and schedules for the Knicks and the Rangers following the COVID-19 pandemic, it is unclear to what extent a resurgence of COVID-19, including variants thereof, or another pandemic or public health emergency, could result in renewed governmental and/or league restrictions on attendance or otherwise impact attendance of games at The Garden, demand for our sponsorship, tickets and other premium inventory or otherwise impact the Company’s operations and operating results. If, due to a resurgence of COVID-19 or another pandemic or public health emergency, the NBA and the NHL do not play a minimum number of games required under the league-wide media rights agreements or the Knicks or the Rangers do not make available to MSG Networks the number of games during the season required under the local telecast rights agreements, the amounts of revenues we earn could be substantially reduced depending upon the number of games not played or not made available to MSG Networks and an event of default may occur under the Knicks and the Rangers credit agreements.
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
We Are Subject to Governmental Regulation, Including Tax Laws and Regulations, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
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
Changes in tax laws and regulations have limited and in the future could further limit the availability of tax benefits or deductions that the Company expects to claim or otherwise increase the taxes imposed on the Company’s operations. For example, Section 162(m) of the U.S. Internal Revenue Code (the “Code”) generally limits a publicly held corporation’s deduction for compensation paid to each “covered employee” to $1 million per year. Effective for our tax year beginning July 1, 2027, Section 162(m) expands the definition of “covered employee” to include the five highest compensated employees for the taxable year other than our principal executive officer, principal financial officer, and three highest compensated executive officers. This expanded provision will apply to players on our sports teams and would cause a significant amount of compensation expense to be nondeductible in fiscal year 2028 and beyond. Based on compensation arrangements currently in place for the 2027-28 season and other assumptions, we estimate that the expansion will result in approximately $59 million of additional income tax expense in fiscal year 2028 and a corresponding reduction in our net income
Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability that could have a material negative effect on our business and results of operations.
Our business was also materially impacted by government actions taken in response to the COVID-19 pandemic, and could be materially impacted by government actions in response to a pandemic or other public health emergency in the future. See “ — Our Operations and Operating Results Have Been, and May in the Future Be, Materially Impacted by a Pandemic or Other Public Health Emergency.”
In addition, changes in international trade policies and practices, including tariffs and trade barriers, and the economic impacts, volatility and uncertainty resulting therefrom, could have an adverse impact on our business and results of operations.
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
Through our operations, we collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites or mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. The increased use of mobile and cloud technologies heightens these and other operational risks, as do hybrid work arrangements. The rapid development and increased availability of advanced artificial intelligence technologies may further heighten these risks by increasing the speed, scale and sophistication of cyber threats and making security vulnerabilities easier to identify and exploit. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners and employees, independent contractors and vendors, is important to our business. We take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. See “— We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit customer, sponsor, partner, Company, employee, vendor, independent contractor, and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. Advanced artificial intelligence tools may also increase the likelihood and speed of successful cyberattacks or the misuse or inadvertent exposure of sensitive, proprietary or confidential information. A compromise could affect the security of information on our network, or that of a third-party service provider, including MSG Entertainment or our vendors’ systems to which we outsource information technology services, including technology relating to season ticket holders and purchases of individual game tickets, and certain payment processing. For example, we receive certain information technology services from MSG Entertainment under our services agreement, and in December 2025, MSG Entertainment identified and, with the assistance of a security firm, has taken measures to address a security incident involving MSG Entertainment’s Oracle E-Business Suite Enterprise Resource Planning system, which we utilize. The incident resulted from an Oracle system vulnerability that was exploited by a threat actor that targeted hundreds of companies using Oracle E-Business Suite. The Oracle E-Business Suite instance we utilize is hosted on a server that is managed by a third-party and the Company’s network was not involved in the incident. We determined that this breach was not material to our business and results of operations. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. Given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a security incident could potentially persist for an extended period of time before being detected. We may not be able to anticipate the incident or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. As a result, our or our customers’ or affiliates’ sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent. See “— Economic and Business Relationship Risks — We Rely on Affiliated Entities’ Performance, Including Performance of Financial Obligations, Under Various Agreements” for a discussion of services MSG Entertainment performs on our behalf.
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
If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA (as expanded by the CPRA) provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information. Numerous other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations, or other liabilities.
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
In addition, we are required to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. As the regulatory environment and disclosure expectations relating to cybersecurity and artificial intelligence continue to evolve, we may face additional governance, transparency and regulatory challenges, including an increased risk that our controls, practices or disclosures are viewed as insufficient or misleading. Such mandatory disclosures are costly, could provide information to bad actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
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
We Rely Upon Cloud Computing Services to Operate Certain Aspects of Our Business and Any Disruption of or Interference With Our Use of These Services Would Impact Our Operations and Our Business Could Be Adversely Impacted.
Cloud computing services provide a distributed computing infrastructure platform for our business operations. We have established our software and computer systems so as to utilize data processing, storage capabilities and other services provided by third parties. Those third parties’ facilities are vulnerable to damage or interruption from, among other things, design defects, the age of the technology, network failures, technology modernization initiatives, malfunctions in maintenance updates or security patches, natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. We have experienced, and we expect that in the future we will experience interruptions, delays and outages in service and availability from third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Given this, along with the fact that we cannot easily switch our cloud operations to another cloud provider, without significant costs, or at all, any disruption of or interference with our use of cloud providers would impact our operations and our business.
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
These risks may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. Incidents in connection with one of our games or an event hosted by MSG Entertainment at The Garden could also reduce attendance at our other games and may have a negative impact on our revenue and results of operations. Under the Arena License Agreements, MSG Entertainment and the Company have reciprocal indemnity obligations to each other in connection with their respective acts or omissions in or about The Garden during the home games of the Knicks and the Rangers. We, the NBA, and the NHL maintain insurance policies that provide coverage for incidents in the ordinary course of business, but there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances.
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
As of June 30, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our Class B Common Stock, approximately 3.0% of our outstanding Class A Common Stock and approximately 70.8% of the total voting power of all our outstanding common stock (in each case, inclusive of options exercisable and RSUs vesting within 60 days of June 30, 2026) in matters other than the election of directors. Of that amount, certain Dolan family trusts (the “Excluded Trusts”) collectively own 80.4% of the outstanding Class B Common Stock. The trustees of the Excluded Trusts are members of the Dolan family. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of holders of our Class B Common Stock (other than the Excluded Trusts) to be cast as a block with respect to all matters to be voted on by such holders of Class B Common Stock.
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
The Dolan Family Group, by virtue of their stock ownership, have the ability to determine all matters requiring approval by stockholders (other than the election of the Class A Directors and any matters requiring a separate vote by the holders of the Class A Common Stock) and are able collectively to control stockholder decisions on matters on which holders of our Class A Common Stock and Class B Common Stock vote together as a single class (including, but not limited to, a change-in-control and the amendment of our articles of incorporation), and to elect up to 75% of the Company’s Board of Directors. The Company’s capital structure and the disparate voting rights of the Company’s Class A Common Stock and Class B Common Stock may have antitakeover effects, including that the Dolan Family Group is able to prevent a change in control of the Company or other fundamental corporate transaction that our stockholders might consider in their best interest. No person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group, which includes the Excluded Trusts.
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
The Dolan Family Group also controls MSG Entertainment, Sphere Entertainment and AMC Global Media Inc. (formerly known as AMC Networks Inc., “AMC Global Media”).
We Have Elected to Be a “Controlled Company” for NYSE Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of NYSE.
Members of the Dolan Family Group have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of The New York Stock Exchange (the “NYSE”). As a controlled company, we have the right to elect not to comply with the corporate governance rules of the NYSE requiring: (i) a majority of independent directors on our Board of Directors, (ii) an independent corporate governance and nominating committee and (iii) an independent compensation committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board of Directors has elected to comply with the NYSE requirement for an independent compensation committee.
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
We also may issue additional shares of Class B Common Stock and may provide registration rights with respect to those shares. Any new shares of Class B Common Stock issued generally will be entitled to ten votes per share. Future issuances of Class B Common Stock would be dilutive to the voting power of Class A Common Stock on matters where both classes of the Company’s common stock vote together as a single class. In addition, sales of a substantial number of shares of Class A Common Stock, including sales pursuant to the registration rights agreements described above, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities. It is possible that the Rangers Distribution, whether or not consummated, could lead to increased sales of our Class A Common Stock.

Transfers and Ownership of Our Common Stock Are Subject to Restrictions Under Rules of the NBA and NHL and Our Articles of Incorporation Provide Us with Remedies Against Holders Who Do Not Comply with Those Restrictions.
The Company is the owner of professional sports franchises in the NBA and NHL. As a result, transfers and ownership of our common stock are subject to certain restrictions under the constituent documents of the NBA and NHL as well as the Company’s consent and other agreements with the NBA and NHL in connection with their approval of the MSGS Distribution and the Sphere Distribution. These restrictions are described under “Description of Capital Stock — Class A Common Stock and Class B Common Stock — Transfer Restrictions” in Exhibit 4.5 to this Annual Report on Form 10-K. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or NHL as a result of violations of these restrictions, our articles of incorporation provide that, if a transfer of shares of our common stock to a person or the ownership of shares of our common stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of common stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Directors, Officers and Employees with MSG Entertainment, Sphere Entertainment and/or AMC Global Media, Which Means Those Officers and Directors Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman and Chief Executive Officer of MSG Entertainment and Sphere Entertainment and as Non-Executive Chairman of AMC Global Media, and our Executive Vice President, David Granville-Smith, also serves as the Executive Vice President of Sphere Entertainment and AMC Global Media. Furthermore, eight members of our Board of Directors (including James L. Dolan) are also directors of MSG Entertainment, nine members of our Board of Directors (including James L. Dolan) are also directors of Sphere Entertainment and four members of our Board of Directors (including James L. Dolan) are also directors of AMC Global Media. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSG Entertainment, Sphere Entertainment and AMC Global Media. Further, our Senior Vice President, Deputy General Counsel and Secretary, Mark C. Cresitello, also serves as Senior Vice President, Deputy General Counsel and Secretary of MSG Entertainment and Sphere Entertainment. We refer to these persons as “Overlap Persons.” As a result, these Overlap Persons do not devote their full time and attention to the Company’s affairs. The Overlap Persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG Entertainment, Sphere Entertainment and/or AMC Global Media on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG Entertainment, Sphere Entertainment or AMC Global Media (each of the foregoing, including its subsidiaries and successors, an “Other Entity”) and us. In addition, certain of our directors, officers and employees hold stock and/or stock options or other equity awards of an Other Entity. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for the Company and an Other Entity. See “Certain Relationships and Potential Conflicts of Interest” in the Company’s most recent Definitive Annual Meeting Proxy Statement for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG Entertainment, Sphere Entertainment and/or AMC Global Media that may arise.
We also expect to have overlapping executive officers and directors with Spinco following the Rangers Distribution, if consummated. James L. Dolan will serve as the Executive Chairman and Chief Executive Officer of both the Company and Spinco, Jamaal Lesane will serve as the Chief Operating Officer of both the Company and Spinco, David Granville-Smith will serve as Executive Vice President of both the Company and Spinco, Paul DiCicco will serve as the Executive Vice President, Chief Financial Officer and Treasurer of both the Company and Spinco and Bryan Warner will serve as the Senior Vice President, Head of Legal of both the Company and Spinco. In addition, three of the members of our Board of Directors (including James L. Dolan) are expected to serve as directors of Spinco.
Our Overlapping Directors and Executive Officers with MSG Entertainment, Sphere Entertainment and/or AMC Global Media May Result in the Diversion of Corporate Opportunities to MSG Entertainment, Sphere Entertainment and/or AMC Global Media and Other Conflicts, and Provisions in Our Articles of Incorporation May Provide Us No Remedy in That Circumstance.
The Company’s articles of incorporation acknowledge that directors and officers of the Company may also be serving as directors, officers, employees or agents of an Other Entity and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s articles of incorporation provide that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our articles of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our articles of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Duties of Directors and Officers Regarding Potential Business Opportunities; Renunciation of Interest in Potential Business Opportunities” in our Articles of Incorporation, filed as Exhibit 3.1 to this Annual Report on Form 10-K for more information.
Risks Relating to the Impact of the Potential Rangers Distribution
We May Not Complete the Rangers Distribution on the Expected Terms or at All, and Our Pursuit of the Transaction Could Adversely Affect Our Business and Results of Operations.
The Rangers Distribution remains subject to various conditions and approvals, and there can be no assurance that it will be consummated on the expected terms, on the anticipated timeline or at all. The process of pursuing the Rangers Distribution may require significant management time and incremental costs, create uncertainty among employees, business partners, fans and lenders and affect our ability to execute our business plans. If the Rangers Distribution is not completed, we may not realize the anticipated benefits of the transaction and may have incurred significant costs in connection with the proposed transaction.
The Rangers Distribution Could Result in Significant Tax Liability.
We expect to obtain an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the Rangers Distribution will qualify as a tax-free distribution under the Code. The opinion will not be binding on the IRS or the courts. Certain transactions related to the Rangers Distribution that are not expected to be addressed by the opinion could result in the recognition of income or gain by us. The opinion will rely on factual representations and reasonable assumptions, which, if incorrect or inaccurate, may jeopardize the ability to rely on such opinion. We do not intend to request a ruling from the IRS as to the U.S. federal income tax consequences of the Rangers Distribution.
If the Rangers Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would recognize taxable gain in an amount equal to the excess of the fair market value of Spinco common stock distributed in the Rangers Distribution over our tax basis therein (i.e., as if we had sold such Spinco stock in a taxable sale for its fair market value). In addition, the receipt by our stockholders of common stock of Spinco would be a taxable distribution, and each U.S. holder that received Spinco common stock in the Rangers Distribution would be treated as if the U.S. holder had received a distribution equal to the fair market value of Spinco common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of our earnings and profits, then as a non-taxable return of capital to the extent of the holder’s tax basis in our common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to us and our stockholders would be substantial. See “— We May Have a Significant Indemnity Obligation to Spinco if the Rangers Distribution Is Treated as a Taxable Transaction.”
We May Have a Significant Indemnity Obligation to Spinco if the Rangers Distribution Is Treated as a Taxable Transaction.
We expect to enter into a tax disaffiliation agreement with Spinco, which will set out each party’s rights and obligations with respect to federal, state, local or foreign taxes for periods before and after the Rangers Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the tax disaffiliation agreement, we expect to be required to indemnify Spinco for losses and taxes of Spinco resulting from the breach of certain covenants and for certain taxable gains recognized by Spinco, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify Spinco under the circumstances set forth in the tax disaffiliation agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
The Tax Rules Applicable to the Rangers Distribution, if Consummated, May Restrict us From Engaging in Certain Corporate Transactions or From Raising Equity Capital Beyond Certain Thresholds for a Period of Time After the Rangers Distribution.
To preserve the tax-free treatment of the Rangers Distribution to our and Spinco’s stockholders, under a tax disaffiliation agreement that would be entered into between the Company and Spinco, for the two-year period following the Rangers Distribution, we will be subject to restrictions with respect to our activities, including restrictions relating to certain issuances or repurchases of our common stock, asset sales, mergers and liquidations.
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

We May not Enjoy all the Benefits of Scale that We Achieved Prior to the Rangers Distribution, if Consummated.
If the Rangers Distribution is consummated, following the Rangers Distribution we will no longer share with Spinco the benefits of scope and scale in administrative and other overhead costs and expenses resulting from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, legal and human resources related functions. While we expect to enter into agreements with Spinco that govern a number of our commercial and other relationships after the Rangers Distribution, those arrangements will not fully capture the benefits we currently enjoy as a result of the common ownership of the Knicks and Rangers businesses.
If the Rangers Distribution Occurs, the Combined Post-Distribution Value of MSG Sports and Spinco Shares May Not Equal or Exceed the Pre-Distribution Value of MSG Sports Shares.
If the Rangers Distribution is consummated, following the Rangers Distribution, our Class A Common Stock will continue to be listed and traded on the NYSE. We cannot assure you that the combined trading price of our Class A Common Stock and Spinco Class A common stock after the Rangers Distribution, as adjusted for any changes in the combined capitalization of these companies, will be equal to or greater than the trading price of our Class A Common Stock prior to the Rangers Distribution. Until the market has fully evaluated our business without the business of Spinco, the price at which our Class A Common Stock trades may fluctuate significantly. Similarly, until the market has fully evaluated the business of Spinco, the price at which shares of Spinco Class A common stock trade may fluctuate significantly.
If the Rangers Distribution Occurs, We Will Rely on Spinco’s Performance Under Various Agreements.
If the Rangers Distribution occurs, we expect to enter into various agreements with Spinco, including a distribution agreement, a contribution agreement, a tax disaffiliation agreement, a transition services agreement under which each company will provide specified services to the other, an employee matters agreement, a group ticket sales services agreement under which Spinco will act as the Company’s sales and service representative and a lease agreement for the Madison Square Garden Training Center. We also expect to establish aircraft arrangements and to enter into a sponsorship allocation agreement with Spinco, MSG Entertainment and Sphere Entertainment. These agreements will govern our relationship with Spinco subsequent to the Rangers Distribution and will provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Rangers Distribution. These agreements will also include arrangements with respect to transition services and a number of on-going commercial relationships. Under the distribution agreement we will provide Spinco with indemnities with respect to liabilities arising out of our businesses and Spinco will provide us with indemnities with respect to liabilities arising out of the businesses we will transfer to Spinco. We and Spinco will each rely on the other to perform its obligations under all of these agreements. If Spinco were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, we could suffer operational difficulties and/or significant losses.
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
We have in the past experienced, and may experience again in the future, material cybersecurity incidents that may have an adverse effect on our business strategy, results of operations or financial condition by subjecting us to, among other things, reputational harm, legal or regulatory action and/or financial losses. See Item 1A. Risk Factors, including in the risk factor entitled “We Face Continually Evolving Cybersecurity and Other Technology-Related Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption to Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.”
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
Item 3. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), is listed on the NYSE under the symbol “MSGS.”
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 3000 Index and the Dow Jones U.S. Media Sector Index. This graph covers the period from June 30, 2021 through June 30, 2026. The comparison assumes an investment of $100 on June 30, 2021 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 3000 Index and the Dow Jones U.S. Media Sector Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.
Pursuant to SEC rules, our performance graph must include both a broad market equity index and a published industry or line-of-business index (or a self-constructed peer index) in addition to our Class A Common Stock. The rules also require that if a registrant selects a different index from an index used for the immediately preceding fiscal year, it must (i) explain the reason for the change and (ii) compare the registrant’s total return with that of both the newly selected index and the index used in the immediately preceding fiscal year. With respect to the published industry index, in prior years, we used the Bloomberg Americas Entertainment Index; however, that index was discontinued in 2025. Accordingly, we have used the Dow Jones U.S. Media Sector Index as a replacement for the discontinued index and because the Bloomberg Americas Entertainment Index was discontinued, we are unable to compare our cumulative total return with that index.

	6/30/21	6/30/22	6/30/23	6/30/24	6/30/25	6/30/26
Madison Square Garden Sports Corp.	$100.00	$87.50	$114.08	$114.13	$126.76	$243.77
Russell 3000 Index	100.00	86.13	102.46	126.15	145.45	178.65
Dow Jones U.S. Media Sector Index	100.00	58.44	58.40	58.88	66.77	56.84

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2026, there were 531 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share (“Class B Common Stock”). As of June 30, 2026, there were 22 holders of record of our Class B Common Stock.
Any decisions regarding the payment of dividends on our common stock will be made by our Board of Directors from time to time in accordance with applicable law, and there can be no assurance that dividends will be paid in the future.
Issuer Purchases of Equity Securities
As of June 30, 2026, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended June 30, 2026, the Company did not engage in any share repurchase activity under its share repurchase program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Sports Corp. and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Sports,” or the “Company”) including the potential spin-off of the Company’s New York Rangers (“Rangers”) business (the “Rangers Distribution”) through the distribution of the common stock of MSGS Spinco, Inc. (“Spinco”). See Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the Rangers Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and their ability to reach and advance in the playoffs;
•costs associated with player injuries, waivers or contract terminations of players, coaches and other team personnel;
•changes in professional sports teams’ compensation, including the impact of signing free agents and executing trades, subject to league salary floors and caps and the impact of luxury tax;
•general economic conditions, especially in the New York City metropolitan area, including any economic downturn, recession, financial instability, impacts from government shutdowns or inflation;
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
•developments affecting the regional sports network industry, including the effects of such developments on MSG Networks Inc.’s (“MSG Networks”) solvency and its ability to perform its obligations under its local telecast rights agreements with us;
•a default by our subsidiaries under their respective credit facilities;
•any NBA, NHL or other work stoppage;
•any economic, political or other actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;
•geopolitical risks, including the risks of foreign wars and conflicts, including the conflict with Iran and related unrest in the Middle East, on international, domestic and local economies;
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
•actual or threatened activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including Madison Square Garden Arena (“The Garden”) where the home games of the New York Knickerbockers (the “Knicks”) and the Rangers are played;

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
•whether or not we complete the Rangers Distribution and, if so, its impacts on our business, financial condition and results of operations;
•the tax-free treatment of the Rangers Distribution and the performance by the Company and Spinco of their obligations under transition services and other agreements expected to be entered into in connection with the Rangers Distribution; and
•the factors described under “Part I — Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in Item 8 of this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. In this MD&A, the years ended on June 30, 2026, 2025 and 2024 are referred to as “fiscal year 2026” and “fiscal year 2025”, and “fiscal year 2024”, respectively.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for fiscal years 2026 and 2025. For the comparison of our results of operations for fiscal years 2025 and 2024, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 12, 2025.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for fiscal years 2026 and 2025. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity and our contractual obligations and off-balance sheet arrangements that existed as of June 30, 2026.
Seasonality of Our Business. This section discusses the seasonal performance of the Company.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section includes a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies and estimates and recently issued accounting pronouncements, are discussed in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Business Overview
The Company owns and operates a portfolio of assets featuring some of the most recognized teams in all of sports, including the Knicks of the NBA and the Rangers of the NHL. Both the Knicks and the Rangers play their home games at The Garden. The Company also includes two development league teams — the Hartford Wolf Pack of the American Hockey League and the Westchester Knicks of the NBA G League. Our professional sports franchises are collectively referred to herein as “our sports teams” or the “teams.” The Company also operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
Revenue Sources
We earn revenue from several primary sources: ticket sales and a portion of suite rental fees at The Garden, our share of distributions from NHL and NBA league-wide national and international media contracts and other league-wide revenue sources, sponsorships and signage, food and beverage sales at The Garden and merchandising. We also earn substantial fees from MSG Networks for the local media rights to telecast the games of our sports teams. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our sports teams and general economic and health and safety conditions. In particular, when our sports teams have strong on-court and on-ice performance, we benefit from increased demand for tickets and premium hospitality, potentially greater food, beverage and merchandise sales from increased attendance and increased sponsorship opportunities. When our sports teams qualify for the playoffs, we also benefit from the attendance and in-game spending at the playoff games. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenue derives from media rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our sports teams. In addition, due to the NBA and NHL playing seasons, revenues from our business are typically concentrated in the second and third quarters of each fiscal year.
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
The Company and MSG Networks are parties to local telecast rights agreements covering the local telecast rights for the Knicks and the Rangers. On June 27, 2025, our sports teams and MSG Networks entered into amendments with respect to the local telecast rights agreements. See “— Factors Affecting Operating Results — Amendments to Local Telecast Rights Agreements” for more information.
National and international telecast arrangements differ by league. Fees paid by telecasters under these arrangements are pooled by each league and then generally shared equally among all teams.
Suites and Clubs
We earn revenue through the sale of suite and premium club licenses at The Garden, which are generally sold by MSG Entertainment to corporate customers via multi-year licenses. Under standard licenses, the licensee pays an annual license fee, which varies depending on the location and type of the suite or club. The license fee includes, for each seat in the suite or club, tickets for our home games and other events at The Garden that are presented by MSG Entertainment for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders separately pay for food and beverage service in their suites at The Garden. Food and non-alcoholic beverage service is included in the annual license fee paid by club members.
Because suite and club licenses cover both our games and events that MSG Entertainment presents at The Garden, suite and club rental revenue is shared between us and MSG Entertainment under the Arena License Agreements (as defined below). Pursuant to the Arena License Agreements, the Knicks and the Rangers are entitled to 35% and 32.5%, respectively, of the revenues received by MSG Entertainment in connection with suite and club licenses.
Sponsorships and Signage
We earn revenue through the sale of sponsorships and signage specific to the teams. Sales of team specific signage generally involve the sale of advertising space within The Garden during our sports teams’ home games and include the sale of signage on the ice and on the boards of the hockey rink during Rangers games, courtside during Knicks games, and/or on the various scoreboards and display panels at The Garden, as well as virtual signage during Knicks and Rangers broadcasts. We offer both television camera-visible and non-camera-visible signage space. We also earn a portion of revenues through MSG Entertainment’s sale of venue indoor signage space and sponsorship rights at The Garden that are not specific to our teams pursuant to the Arena License Agreements. Under the Arena License Agreements, the Knicks and the Rangers are entitled to 25% and 22.5% of revenue from certain shared arena sponsorship assets, respectively, and 20% and 17.5% of revenue from any arena naming rights, respectively.
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
Food, Beverage and Merchandise Sales
We earn revenue from the sale of food and beverages during our sports teams’ games at The Garden. In addition to concession-style sales of food and beverages, which represent the majority of food and beverage revenues, The Garden also provides higher-end dining at premium clubs as well as catering for suites. Pursuant to the Arena License Agreements, the Knicks and the Rangers receive 50% of net profits from the sales of food and beverages during their games at The Garden.
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
Other
Amounts collected for ticket sales, media rights, suite licenses and clubs, sponsorships, and venue signage in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue and are recognized as revenues when earned.
Expenses
Our most significant expenses are player and other team personnel salaries. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NBA and NHL revenue sharing, NBA luxury tax, when applicable, and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel, including coaches and team executives.
In addition, we are party to long term leases with MSG Entertainment that end June 30, 2055 that allow the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”). The Arena License Agreements provide for fixed payments to be made from inception through June 30, 2055 in 12 equal installments during each year of the contractual term. The contracted license fee for the first full contract year ended June 30, 2021 was approximately $22,500 for the Knicks and approximately $16,700 for the Rangers, and then for each subsequent year, the license fees are 103% of the license fees for the immediately preceding contract year. Recognition of operating lease costs is recorded on a straight-line basis over the term of the applicable agreement based upon the value of total future payments under the arrangement. Operating lease costs associated with the Knicks and the Rangers playing home games at The Garden includes operating lease costs of (i) $45,374 and $44,052 of expense paid in cash for fiscal years 2026 and 2025, respectively, and (ii) a non-cash expense of $22,245 and $23,566 for fiscal years 2026 and 2025, respectively.

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
NBA CBA. On April 26, 2023, the NBA and the National Basketball Players Association (“NBPA”) announced that a new seven-year CBA had been ratified by the NBA Board of Governors and the NBA players. The new NBA CBA expires after the 2029-30 season, but each of the NBA and the NBPA has the right to terminate the CBA effective following the 2028-29 season. The new CBA includes certain changes to certain league rules and regulations, including revised luxury tax rates which became effective with the 2025-26 season.
The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay any deficiency to the players on its roster) and a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay players more, sometimes substantially more, than the cap).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the NBA CBA). The amount of luxury tax owed is determined based upon the amount of aggregate player salaries exceeding the season’s luxury tax threshold and tax rates based upon that season’s luxury tax bracket. The luxury tax brackets for the 2024-25 and 2025-26 seasons were $5,168 and $5,685, respectively, and the luxury tax bracket for subsequent seasons will increase annually at the same rate as the NBA salary cap. Through the 2024-25 season, luxury tax rates for teams with aggregate player salaries above such threshold started at $1.50 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scaled up to $3.25 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applied for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, through the 2024-25 season, for teams that were taxpayers in at least three of four previous seasons, the above tax rates were increased by $1.00 for each increment. Beginning with the 2025-26 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.00 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $4.75 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, beginning with the 2025-26 season, for teams that are taxpayers in at least three of the four previous seasons, the above tax rates are increased by $2.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan (described below) and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. For the 2025-26 and 2024-25 seasons, the Knicks were a luxury tax payer and we recorded luxury tax expense of $44,437 and $38,035, respectively, for fiscal years 2026 and 2025. For the 2023-24 season, the Knicks were not a luxury tax payer and we recorded $11,968 of luxury tax proceeds from tax-paying teams for fiscal year 2024. Tax obligations for years beyond the 2025-26 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
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
Our net provisions for revenue sharing, net of escrow, for fiscal year 2026 were approximately $66,065. The actual amounts for the 2025-26 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
NHL CBA. The current NHL CBA was scheduled to expire on September 15, 2026. On July 8, 2025, the NHL and the National Hockey League Players’ Association announced that a new four-year CBA had been ratified by the NHL Board of Governors and the NHL players. The new NHL CBA will be effective on September 15, 2026 and expires after the 2029-30 season. The NHL CBA provides for a salary floor (i.e., a floor on each team’s aggregate player salaries) and a “hard” salary cap (i.e., teams may not exceed a stated maximum), which are adjusted each season based upon league-wide revenues.
NHL Escrow System/Revenue Sharing. The NHL CBA, applicable prior to the 2026-27 season, provides that each season the NHL players in the aggregate receive as player compensation 50% of that season’s league-wide revenues. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the escrow system, NHL teams may withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams in equal shares. In addition, the NHL CBA limits the amount of deductions to be withheld from player salaries each year. If annual escrow deductions from player salaries are insufficient to limit league-wide player salaries to 50% of that season’s league-wide revenues, any shortfall will be carried forward to future seasons and remain due from the players to the league. If the league’s aggregate player compensation for a season is less than the designated percentage (50%) of that season’s league-wide revenues, the deficiency is collected from the teams and distributed to the players.
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds not more than 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. Our net provisions for revenue sharing, net of escrow, for fiscal years 2026 and 2025 were approximately $43,530 and $43,828, respectively. The actual amounts for the 2025-26 and 2024-25 seasons may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors. The Rangers are consistently among the top ten revenue earning teams and, accordingly, have consistently contributed to the top ten revenue earning teams component of the plan.
The new NHL CBA, which is applicable starting with the 2026-27 season, includes certain changes to league rules and regulations, including replacing one preseason home game with a regular season home game, and changes to the revenue sharing plan which, beginning with the 2026-27 season, will be funded as follows: (a) 50% from contributions by the top eleven revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game in the first round of the playoffs and 50% of its gate receipts for each home playoff game in subsequent playoff rounds; and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top eleven revenue earning teams and, accordingly, are expected to contribute to the top eleven revenue earning teams component of the plan.
Other Team Operating Expenses
Our teams also pay expenses associated with day-to-day operations, including for travel, equipment maintenance and player insurance. Direct variable day-of-event costs incurred at The Garden, such as the costs of front-of-house and back-of-house staff, including electricians, laborers, box office staff, ushers, security, and event production, are charged to the Company, and we also incur costs associated with VIP amenities provided to certain ticket holders.
In addition, our team operating expenses include operating costs of the Company’s training center in Greenburgh, NY. The operation of the Hartford Wolf Pack is reported as a net Rangers player development expense.
As members of the NBA and NHL, the Knicks and the Rangers, respectively, are also subject to league assessments, which include costs incurred by the NBA and NHL to operate each league. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. The NBA imposes on each team a 6% assessment on regular season ticket revenue.

Other Expenses
Other expenses primarily include selling, general and administrative expenses that consist of (i) administrative costs, including compensation, costs under the Company’s services agreement with MSG Entertainment, professional fees, and operating lease costs, (ii) fees related to the Company’s Sponsorship Sales and Service Representation Agreements (as defined below), and (iii) sales and marketing costs.
Factors Affecting Operating Results
General
Our operating results are largely dependent on the continued popularity and/or on-court or on-ice competitiveness of the Knicks and Rangers, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue. In addition, the popularity of our sports teams can generate fan enthusiasm, resulting in sustained premium seating, suite, sponsorship, food and beverage and merchandise sales. Furthermore, success in the regular season may qualify our sports teams for participation in post-season playoffs, which provides us with a significant source of additional revenue, operating income and adjusted operating income. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams.
A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expenses for these transactions were a net provision of $49,148 for fiscal year 2025. These expenses add to the volatility of our operating results. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. In addition, our performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — Economic and Business Relationship Risks —Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
In addition to our future performance being dependent upon the continued popularity and/or on-court or on-ice competitiveness of the Knicks and Rangers, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as decrease levels of sponsorship and venue signage revenues.

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
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to MSG Networks’ right to make a firm offer for an additional term of not less than three seasons and to match a third-party offer unless the third-party offer provides rights fees for the first three years that are at least 110% of the rights fees specified in MSG Networks’ firm offer; and
•New York Rangers:
◦a modification to the annual rights fee to effect an 18% reduction as of January 1, 2025;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to MSG Networks’ right to make a firm offer for an additional term of not less than three seasons and to match a third-party offer unless the third-party offer provides rights fees for the first three years that are at least 110% of the rights fees specified in MSG Networks’ firm offer.
Concurrent with the amendments to the local telecast rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
As a result of the amendments to the local telecast rights agreements, local telecast rights fees revenues for fiscal years 2026 and 2025 have been recorded at the applicable reduced rate described above. The Company also expects to record local telecast rights fees revenues reflecting the reduced rates described above in future periods.

Results of Operations
Comparison of Fiscal Year 2026 versus Fiscal Year 2025
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2026	2025	Amount	Percentage
Revenues	$1,153,822	$1,039,220	$114,602	11%

Direct operating expenses	833,702	755,118	78,584	10%
Selling, general and administrative expenses	285,995	266,076	19,919	7%
Depreciation and amortization	3,179	3,218	(39)	(1)%
Restructuring charges	2,078	—	2,078	NM
Operating income	28,868	14,808	14,060	95%
Other income (expense):
Interest income	2,939	4,034	(1,095)	(27)%
Interest expense	(21,085)	(21,652)	567	(3)%
Miscellaneous income (expense), net	7,261	(14,462)	21,723	NM
Income (loss) before income taxes	17,983	(17,272)	35,255	NM
Income tax expense	(10,224)	(5,166)	(5,058)	98%
Net income (loss)	$7,759	$(22,438)	$30,197	NM

NM — Percentage is not meaningful
Revenues
Revenues for fiscal year 2026 increased $114,602, or 11%, to $1,153,822 as compared to fiscal year 2025. The net increase was attributable to the following:

Increase in playoff related revenues	$66,893
Increase in revenues from league distributions	41,361
Increase in pre/regular season ticket-related revenues	12,747
Increase in suite revenues	12,501
Increase in sponsorship and signage revenues	7,599
Increase in pre/regular season food, beverage and merchandise sales	4,701
Decrease in revenues from local media rights fees	(31,644)
Other net increases	444
$114,602
The increase in playoff related revenues was primarily due to higher average per-game Knicks playoff revenue and higher Knicks merchandise revenues during the team's playoff run as a result of winning the 2026 NBA Championship in fiscal year 2026 as compared to the Knicks advancing to the Eastern Conference Finals in fiscal year 2025. The Knicks played nine home playoff games at The Garden in both fiscal year 2026 and fiscal year 2025.
The increase in revenues from league distributions was primarily due to increased rights fees under the NBA’s new national media rights agreements, which began with the 2025-26 NBA regular season, and an incremental league distribution received from the NBA in fiscal year 2026 related to the impact of the NBA Cup on the Knicks' 2025-26 game schedule. This increase was partially offset by a decrease in certain league distributions unrelated to national media rights fees.
The increase in pre/regular season ticket-related revenues was primarily due to higher average per-game revenue, partially offset by the impact of the Knicks playing 43 pre/regular season home games at The Garden during the 2025-26 regular season as compared to 44 pre/regular season home games during the 2024-25 season as a result of the NBA Cup.
The increase in suite revenues was primarily due to higher net sales of suite products.

The increase in sponsorship and signage revenues was primarily due to higher net sales of existing sponsorship and signage inventory.
The increase in pre/regular season food, beverage and merchandise sales was primarily due to higher average per-game revenue and higher online sales of merchandise. Merchandise sales for fiscal year 2026 included the positive impact of new Rangers’ jersey launches.
The decrease in revenues from local media rights fees was primarily due to reduced local telecast rights fees as a result of the amendments to the Knicks’ and the Rangers’ local telecast rights agreements with MSG Networks and a reduction in local telecast rights fees due to a decrease in the number of games exclusively available to MSG Networks during fiscal year 2026 as compared to fiscal year 2025. Stated annual local media rights fees, subject to adjustments in certain circumstances, including if the Company does not make available a minimum number of games in the year, after consideration of the local telecast rights amendments were $139,237 for fiscal year 2026 as compared to $162,939 in stated annual local media rights fees for fiscal year 2025.
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
•the cost of merchandise sales; and
•playoff related expenses, which include NBA and NHL revenue sharing and other team operating expenses, as described above.
Direct operating expenses for fiscal year 2026 increased $78,584, or 10%, to $833,702 as compared to fiscal year 2025. The net increase was attributable to the following:

Increase in playoff related expenses	$49,532
Increase in team personnel compensation	41,266
Increase in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	23,256
Increase in other team operating expenses	11,168
Increase in pre/regular season expense associated with merchandise sales	2,535
Decrease in net (credits) provisions for certain team personnel transactions	(49,173)
$78,584
The increase in playoff related expenses was primarily due to the higher average per-game Knicks playoff expenses and higher expense associated with merchandise sales due to higher Knicks merchandise revenues during the team's playoff run as a result of winning the 2026 NBA Championship in fiscal year 2026 as compared to the Knicks advancing to the Eastern Conference Finals in fiscal year 2025.
The increase in team personnel compensation was primarily due to changes in the Knicks and the Rangers rosters.
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax were as follows:

	Years Ended June 30,		Increase
	2026	2025
Net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	$130,218	$106,962	$23,256
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
The increase in other team operating expenses was primarily due to higher league assessments and higher team travel expenses.
The increase in pre/regular season expense associated with merchandise sales was primarily due to higher average per-game revenue and higher online sales of merchandise. Merchandise sales for fiscal year 2026 included the positive impact of new Rangers’ jersey launches.
Net (credits) provisions for certain team personnel transactions were as follows:

	Years Ended June 30,		Change
	2026	2025
Player trades	$(2,661)	$9,800	$(12,461)
Waivers/contract terminations	2,636	39,215	(36,579)
Season-ending player injuries	—	133	(133)
Net (credits) provisions for certain team personnel transactions	$(25)	$49,148	$(49,173)
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, costs under the Company’s services agreement with MSG Entertainment, professional fees, and operating lease costs, (ii) fees related to the Sponsorship Sales and Service Representation Agreements, and (iii) sales and marketing costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.
Selling, general and administrative expenses for fiscal year 2026 increased $19,919, or 7%, to $285,995 as compared to fiscal year 2025 primarily driven by (i) higher playoff related expenses of $13,279, (ii) higher employee compensation and related benefits of $11,591, including executive management transition costs of $7,195 recognized in fiscal year 2026, (iii) expenses related to the Rangers Distribution of $3,754 and (iv) higher other general and administrative expenses. The increase was partially offset by lower other professional fees of $14,223.
Restructuring charges
Restructuring charges for fiscal year 2026 were $2,078 due to termination benefits provided as part of a voluntary exit program the Company implemented during fiscal year 2026. There were no restructuring charges for fiscal year 2025.
Operating income
Operating income increased $14,060, or 95%, to $28,868 as compared to fiscal year 2025, primarily due to higher revenues, partially offset by higher direct operating expenses and higher selling, general and administrative expenses.
Interest income
Interest income decreased $1,095, or 27%, to $2,939 as compared to fiscal year 2025, primarily due to lower average interest rates and lower average cash balances in fiscal year 2026.
Interest expense
Interest expense decreased $567, or 3%, to $21,085 as compared to fiscal year 2025.
Miscellaneous income (expense), net
Miscellaneous income (expense), net for fiscal year 2026 reflected net income of $7,261 and Miscellaneous income (expense), net for fiscal year 2025 reflected net expense of $14,462. The increase in Miscellaneous income (expense), net relates to changes in fair value in the Company’s investments.
Income taxes
Income tax expense for fiscal year 2026 of $10,224, reflecting an effective tax rate of 57%, differs from the income tax expense derived from applying the statutory federal rate of 21% to pretax income primarily due state and local tax expense of $4,434 and nondeductible officers’ compensation of $3,909.

Income tax expense for fiscal year 2025 of $5,166, reflecting an effective tax rate of (30)%, differs from the income tax benefit derived from applying the statutory federal rate of 21% to pretax loss primarily due to nondeductible officers’ compensation of $5,291 and state and local tax expense of $2,581.
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
The following is a reconciliation of operating income to adjusted operating income:

	Years Ended June 30,
	2026	2025	Change	Percentage
Operating income	$28,868	$14,808	$14,060	95%
Depreciation and amortization	3,179	3,218
Share-based compensation	21,524	17,935
Restructuring charges	2,078	—
Remeasurement of deferred compensation plan liabilities	3,077	2,195
Adjusted operating income	$58,726	$38,156	$20,570	54%
For fiscal year 2026, adjusted operating income increased $20,570, or 54%, to $58,726 as compared fiscal year 2025. The increase in adjusted operating income was primarily due to higher revenues, partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facilities. On November 6, 2025, the Company amended and extended the 2021 Knicks Credit Agreement and the 2021 Rangers Credit Agreement. See Note 14 to the consolidated financial statements included in Item 8 of this Annual

Report on Form 10-K for a discussion of the 2025 Knicks Credit Agreement, the 2025 Rangers Credit Agreement, and the Rangers NHL Advance Agreement (each as defined therein).
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, repurchases of shares of the Company’s Class A Common Stock, dividends, if declared, and investments.
As of June 30, 2026, we had $164,511 in Cash and cash equivalents. In addition, as of June 30, 2026, the Company’s deferred revenue obligations were $118,217, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites. The outstanding balance under the Knicks Revolving Credit Facility was $242,000 as of June 30, 2026 and the outstanding balance under the Rangers NHL Advance Agreement was $16,500 as of June 30, 2026. There were no borrowings under the Rangers Revolving Credit Facility as of June 30, 2026.
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
We believe we have sufficient liquidity, including $164,511 in Cash and cash equivalents as of June 30, 2026, along with $433,000 of additional available borrowing capacity under existing credit facilities (as of June 30, 2026), to fund our operations and satisfy any obligations, for the foreseeable future.
On July 22, 2026, the Company borrowed an additional $20,000 under the Knicks Revolving Credit Facility.
Financing Agreements and Stock Repurchases
See Note 14 and Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for fiscal years 2026 and 2025:

	Years Ended June 30,
	2026	2025
Net income (loss)	$7,759	$(22,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	28,101	(13,542)
Changes in working capital assets and liabilities	26,803	127,587
Net cash provided by operating activities	$62,663	$91,607
Net cash used in investing activities	(2,206)	(6,920)
Net cash used in financing activities	(49,134)	(26,406)
Net increase in cash, cash equivalents and restricted cash	$11,323	$58,281
Operating Activities
Net cash provided by operating activities for fiscal year 2026 decreased by $28,944 to $62,663 as compared to fiscal year 2025. The decrease was due to the impact of changes in working capital assets and liabilities, partially offset by the increase in net income (loss) adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) an increase in net related party receivables of $61,194 primarily due to the timing of collections related to the Company’s Arena License Agreements and Sponsorship Sales and Service Representation Agreements, (ii) an increase in accounts receivable of $34,255 primarily due to the timing of receipts from the NBA and the timing of collections of sponsorship sales, (iii) a lower increase in deferred revenue of $13,885 primarily due to the timing of collections of ticket, suites, and sponsorship sales in advance of recognition, and (iv) a lower increase in accrued and other liabilities of $8,510 primarily due to impact of NBA luxury tax payments in fiscal year 2026, partially offset by higher accruals for employee compensation and league revenue sharing (net of escrow) in fiscal year 2026. These changes were partially offset by an increase in accounts payable of $9,664 primarily due to the timing of payment of playoff related expenses and a lower decrease in prepaid expenses and other assets of $4,875 primarily driven by the timing of payments related to employee compensation.

Investing Activities
Net cash used in investing activities for fiscal year 2026 decreased by $4,714 to $2,206 as compared to fiscal year 2025 primarily due to lower capital expenditures in fiscal year 2026, the impact of a distribution received from an equity method investee in fiscal year 2026 and lower purchases of investments in fiscal year 2026.
Financing Activities
Net cash used in financing activities for fiscal year 2026 increased by $22,728 to $49,134 as compared to fiscal year 2025 primarily due to higher principal repayments under the Company’s credit facilities and Rangers NHL Advance Agreement in fiscal year 2026 and payments for financing costs in fiscal year 2026.
Contractual Obligations and Off-Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business as of June 30, 2026 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off-balance sheet arrangements (a)	$863,181	$288,035	$423,026	$102,121	$49,999
Contractual obligations reflected in the balance sheet:
Short-term debt (b)	16,500	16,500	—	—	—
Leases (c)	2,315,274	59,716	126,262	132,525	1,996,771
Long-term debt (d)	242,000	—	—	242,000	—
Contractual obligations (e)	148,651	120,050	19,170	3,772	5,659
	2,722,425	196,266	145,432	378,297	2,002,430
Total (f)	$3,585,606	$484,301	$568,458	$480,418	$2,052,429
_________________
(a)Contractual obligations not reflected in the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel where services are to be performed in future periods and that are generally guaranteed regardless of employee injury or termination.
(b)Consists of amounts under the Rangers NHL Advance Agreement. See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
(c)Includes contractually obligated minimum license fees under the Arena License Agreements, which fees are characterized as lease payments for operating leases having an initial noncancelable term in excess of one year under GAAP. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on the contractual obligations related to future lease payments, which are reflected in the consolidated balance sheet as lease liabilities as of June 30, 2026.
(d)Consists of amounts drawn under the Knicks Revolving Credit Facility. See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.
(e)Contractual obligations reflected in the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel where services have been fully performed and that are being paid on a deferred basis.
(f)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information in the Company’s pension obligations.
Seasonality of Our Business
The Company’s dependence on revenues from its NBA and NHL sports teams generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the teams’ games are played.

Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the consolidated financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
The Company may incur costs to obtain its multi-year sponsorship agreements. The Company assesses such costs for capitalization on a contract by contract basis. To the extent costs are capitalized, the Company estimates the useful life of the related contract asset which may be the underlying contract term or the estimated customer life depending on the facts and circumstances surrounding the contract. The contract asset is amortized over the estimated useful life.
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets accounted for approximately 23% of the Company’s consolidated total assets as of June 30, 2026 and consisted of the following:

Goodwill	$226,523
Indefinite-lived intangible assets	103,644
Property and equipment, net	27,163
$357,330
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and as of June 30, 2026, the Company had one reporting unit for goodwill impairment testing purposes.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the consolidated balance sheet as of June 30, 2026:

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
Lease Accounting
The Company’s leases primarily consist of the lease of the Company’s corporate offices under the Sublease Agreement (as defined below) with MSG Entertainment for the Company’s principal executive offices at Two Pennsylvania Plaza in New York and an aircraft lease. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements as leases under the Accounting Standards Codification Topic 842, Leases. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded in the consolidated balance sheet at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases, if any, are presented separate from operating lease ROU assets and are included within Property and equipment, net in the consolidated balance sheets. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
The Company is party to the Sublease Agreement for the Company’s principal executive offices at Two Pennsylvania Plaza in New York. The sublease ROU assets and liabilities are recorded in the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term.
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
During the second quarter of fiscal year 2025, the Company amended and restated its prior sublease agreement with MSG Entertainment (the “Prior Sublease Agreement”) to enter into a short term lease for new principal executive offices through December 31, 2024. The Company recorded the short term operating lease costs for this amendment within Selling, general and administrative expenses in the consolidated statements of operations for fiscal year 2025.
In January 2025, the Company entered into a new sublease agreement with MSG Entertainment for new principal executive offices at Two Pennsylvania Plaza in New York with a lease term which ends January 31, 2046 (the “New Sublease Agreement” and together with the Prior Sublease Agreement, the “Sublease Agreement”) and fixed lease payment obligations of $167,444 over the lease term. The Company recorded a lease right-of-use asset and liability in the consolidated balance sheet as of June 30, 2025 based on the present value of minimum fixed lease payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date. In addition, the Company entered into a commitment whereby if the MSG Entertainment’s lease for principal executive offices at Two Pennsylvania Plaza in New York were terminated under certain circumstances, the Company would be required to enter into a new lease for executive offices at Two Pennsylvania Plaza directly with the landlord, with a consistent lease term through January 31, 2046.

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
The Knicks and the Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time before and after the game. In evaluating the Company’s lease cost, the Company considered the timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line operating lease costs should be recorded equally as pre/regular season home games are played by each team.
As part of the Arena License Agreements, we recognized license fees which are characterized as operating lease liabilities and ROU assets. We measured the lease liabilities at the present value of the future lease payments as of April 17, 2020 and remeasured the operating lease liabilities and ROU assets as a result of government-mandated suspension of events and government-mandated assembly restrictions in response to COVID-19. We use our incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
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
In June 2023, the Company entered into a lease agreement for an aircraft with a term through December 30, 2031. The lease ROU asset and operating lease liability were recorded in the consolidated balance sheet based on the present value of minimum lease fixed payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date.
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
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our credit facilities. As of June 30, 2026, we had a total of $242 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of June 30, 2026 and continuing for a full year would increase interest expense approximately $2.4 million.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.
The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

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

10.8
Form of Performance Restricted Stock Units Agreement Under the 2015 Employee Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †

10.9	Form of Restricted Stock Units Agreement Under the 2015 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †
10.10	Form of Stock Option Agreement Under the 2015 Employee Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 25, 2023). †
10.11
Employment Agreement, dated as of January 6, 2025, between Madison Square Garden Sports Corp. and Victoria M. Mink (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2025). †

10.12
Employment Agreement dated as of June 15, 2023, between Madison Square Garden Sports Corp. and David Granville-Smith (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed on August 17, 2023).†

10.13
Employment Agreement, dated as of June 17, 2024, between Madison Square Garden Sports Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024).†

10.14
Employment Agreement dated as of July 3, 2024, between Madison Square Garden Sports Corp. and Jamaal Lesane (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2024). †

10.15
Employment Agreement dated as of October 1, 2024 between Madison Square Garden Sports Corp. and Bryan Warner (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed on August 12, 2025). †

10.16
Amended and Restated Credit Agreement, dated as of November 6, 2020, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020).

10.17
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.18
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

10.21
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

10.23
Contribution Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp., MSG Entertainment Group, LLC and Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.24
Tax Disaffiliation Agreement, dated as of March 31, 2020, between Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2020).

10.25
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

10.27
Arena License Agreement, dated April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).*

10.28
NBA Transaction Agreement, dated April 15, 2020, with the NBA and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.29
NHL Transaction Agreement, dated April 15, 2020, with the NHL and Madison Square Garden Entertainment Corp. (formerly, MSG Entertainment Spinco, Inc.) (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020).

10.30
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between Knicks Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). *

10.31
Sponsorship Sales and Service Representation Agreement, dated April 15, 2020, between New York Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on August 31, 2020). *

10.32
Form of Restricted Stock Units Agreement Under the 2015 Employee Stock Plan, As Amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on October 31, 2025). †

10.33
Form of Performance Restricted Stock Units Agreement Under the 2015 Employee Stock Plan, As Amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on October 31, 2025). †

10.34
Form of Options Agreement Under the 2015 Employee Stock Plan, As Amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on October 31, 2025). †

10.35
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 6, 2025, by and among New York Knicks, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2025).

10.36
Employment Agreement, dated as of November 19, 2025, between Madison Square Garden Sports Corp. and Christopher Ripp (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2025). †

10.37
Employment Agreement, dated as of April 28, 2026, between Madison Square Garden Sports Corp. and Paul DiCicco (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2026). †

19.1	Insider Trading Policy, as amended in February 2026.

EXHIBIT NO.	DESCRIPTION
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed on August 13, 2024).
101	The following materials from Madison Square Garden Sports Corp. Annual Report on Form 10-K for the year ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
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

MADISON SQUARE GARDEN SPORTS CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2026
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	(4,337)	(157)	—	—	(4,494)
	$(4,337)	$(157)	$—	$—	$(4,494)

Year ended June 30, 2025
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	(4,160)	(177)	—	—	(4,337)
	$(4,160)	$(177)	$—	$—	$(4,337)

Year ended June 30, 2024
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	(2,728)	(1,432)	—	—	(4,160)
	$(2,728)	$(1,432)	$—	$—	$(4,160)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August 2026.

Madison Square Garden Sports Corp.

By:	/s/ PAUL DICICCO
	Name:	Paul DiCicco
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul DiCicco, Bryan Warner and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 13, 2026
James L. Dolan
/s/ PAUL DICICCO	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	August 13, 2026
Paul DiCicco
/s/ CHRISTOPHER RIPP	Senior Vice President, Controller and Principal Accounting Officer	August 13, 2026
Christopher Ripp
/s/ CHARLES P. DOLAN	Director	August 13, 2026
Charles P. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 13, 2026
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 13, 2026
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 13, 2026
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 13, 2026
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 13, 2026
Thomas C. Dolan
/s/ JOSEPH M. COHEN	Director	August 13, 2026
Joseph M. Cohen
/s/ STEPHEN C. MILLS	Director	August 13, 2026
Stephen C. Mills
/s/ NELSON PELTZ	Director	August 13, 2026
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 13, 2026
Alan D. Schwartz
/s/ IVAN SEIDENBERG	Director	August 13, 2026
Ivan Seidenberg
/s/ BRIAN G. SWEENEY	Director	August 13, 2026
Brian G. Sweeney
/s/ VINCENT TESE	Director	August 13, 2026
Vincent Tese
/s/ ANTHONY J. VINCIQUERRA	Director	August 13, 2026
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Madison Square Garden Sports Corp. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity, for each of the three years in the period ended June 30, 2026, and the related notes and the consolidated financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Related Party Transactions — Refer to Note 18 to the financial statements
Critical Audit Matter Description
Certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family are the majority beneficial owner of the Company, Sphere Entertainment Co., Madison Square Garden Entertainment Corp., AMC Global Media Inc., and other related entities. In addition, there are overlapping directors and executive officers between the entities. Each of these companies has been identified as a related party at June 30, 2026. The Company had entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, media rights, sales and service representation, team sponsorship allocation, sublease of office space, and other services, as well as certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, the Company’s Vice Chairman, and the Company’s Executive Vice President.
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
•With the assistance of our data specialists, we analyzed the general ledger detail to identify potential unidentified transactions with related parties;
•Compared the Company’s reconciliation of applicable accounts to related parties’ records of transactions and balances;
•Received confirmations from related parties, and, in certain cases third parties, and compared responses to the Company’s records;
•Performed the following procedures to identify information related to potential unidentified transactions between the Company and related parties that may also include third parties:
◦Read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors;
◦Read agreements and contracts with and between related parties and, in certain cases third parties;
◦Inspected annual compliance questionnaires completed by the Company’s directors and officers;
◦Read publicly available sources including the Company’s public filings and press releases as well as certain analyst and industry reports; and
◦Listened to, or read transcripts of, the Company’s earnings calls.
/s/ Deloitte & Touche LLP
New York, New York
August 13, 2026
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Madison Square Garden Sports Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Madison Square Garden Sports Corp. and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026 of the Company and our report dated August 13, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
August 13, 2026

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$164,511	$144,617
Restricted cash	—	8,571
Accounts receivable, net	52,184	25,855
Net related party receivables	36,103	3,582
Prepaid expenses	43,104	43,417
Other current assets	27,388	25,053
Total current assets	323,290	251,095
Property and equipment, net	27,163	28,962
Right-of-use lease assets	740,576	760,456
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	65,618	54,720
Deferred tax assets, net	28,773	34,821
Other assets	22,065	12,753
Total assets	$1,537,652	$1,472,974

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	June 30,
	2026	2025
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$18,411	$9,336
Net related party payables	4,964	4,807
Debt	16,500	24,000
Accrued liabilities:
Employee-related costs	159,940	98,924
League-related accruals	209,926	196,567
Other accrued liabilities	9,444	13,093
Operating lease liabilities, current	57,834	52,618
Deferred revenue	165,416	164,178
Total current liabilities	642,435	563,523
Long-term debt	242,000	267,000
Operating lease liabilities, noncurrent	843,975	841,050
Other employee-related costs	71,984	82,178
Deferred revenue, noncurrent	554	662
Total liabilities	1,800,948	1,754,413
Commitments and contingencies (see Note 13)
Madison Square Garden Sports Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,547 and 19,488 shares outstanding as of June 30, 2026 and 2025, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of June 30, 2026 and 2025	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of June 30, 2026 and 2025	—	—
Additional paid-in capital	17,090	15,348
Treasury stock, at cost, 908 and 960 shares as of June 30, 2026 and 2025, respectively	(149,858)	(158,543)
Accumulated deficit	(129,861)	(137,596)
Accumulated other comprehensive loss	(916)	(897)
Total equity	(263,296)	(281,439)
Total liabilities and equity	$1,537,652	$1,472,974

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2026	2025	2024
Revenues (a)	$1,153,822	$1,039,220	$1,027,149

Operating expenses:
Direct operating expenses (b)	833,702	755,118	616,514
Selling, general and administrative expenses (c)	285,995	266,076	261,433
Depreciation and amortization	3,179	3,218	3,164
Restructuring charges	2,078	—	—
Operating income	28,868	14,808	146,038
Other income (expense):
Interest income	2,939	4,034	2,787
Interest expense	(21,085)	(21,652)	(27,589)
Miscellaneous income (expense), net	7,261	(14,462)	(15,568)
	(10,885)	(32,080)	(40,370)
Income (loss) before income taxes	17,983	(17,272)	105,668
Income tax expense	(10,224)	(5,166)	(46,897)
Net income (loss)	$7,759	$(22,438)	$58,771

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.32	$(0.93)	$2.45
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp.’s stockholders	$0.32	$(0.93)	$2.44
Weighted-average number of common shares outstanding:
Basic	24,154	24,089	24,011
Diluted	24,252	24,089	24,096
_______________
(a)Include revenues from related parties of $147,734, $177,389 and $197,640 for the years ended June 30, 2026, 2025 and 2024, respectively.
(b)Include net charges from related parties of $108,976, $102,272 and $104,611 for the years ended June 30, 2026, 2025 and 2024, respectively.
(c)Include net charges from related parties of $75,026, $70,943 and $63,442 for the years ended June 30, 2026, 2025 and 2024, respectively.
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2026		2025		2024
Net income (loss)		$7,759		$(22,438)		$58,771
Other comprehensive (loss) income, before income taxes:
Benefit plans:
Net unamortized (losses) gains arising during the period	$(35)		$(437)		$18
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	7		81		37
Settlement loss	—	(28)	437	81	30	85
Other comprehensive (loss) income, before income taxes		(28)		81		85
Income tax benefit (expense) related to items of other comprehensive (loss) income		9		(26)		(28)
Other comprehensive (loss) income, net of income taxes		(19)		55		57
Comprehensive income (loss)		$7,740		$(22,383)		$58,828

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$7,759	$(22,438)	$58,771
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,179	3,218	3,164
Deferred income taxes	6,054	(51,769)	(7,135)
Share-based compensation expense	21,524	17,935	21,291
Unrealized (gain) loss on equity investments with readily determinable fair value and warrants	(9,340)	11,536	10,591
Other non-cash adjustments	6,684	5,538	7,264
Change in assets and liabilities:
Accounts receivable	(26,329)	7,926	6,358
Net related party receivables	(32,521)	28,673	(16,286)
Prepaid expenses and other assets	(8,103)	(12,978)	4,481
Investments	(2,532)	(2,503)	(2,683)
Accounts payable	9,090	(574)	803
Net related party payables	168	(1,920)	1,048
Accrued and other liabilities	57,879	66,389	(398)
Deferred revenue	1,130	15,015	(19,892)
Operating lease right-of-use assets and lease liabilities	28,021	27,559	24,754
Net cash provided by operating activities	62,663	91,607	92,131
Cash flows from investing activities:
Capital expenditures	(1,407)	(3,621)	(1,451)
Purchases of investments	(2,401)	(3,399)	(7,447)
Distribution from equity method investee	1,602	—	—
Other investing activities	—	100	—
Net cash used in investing activities	(2,206)	(6,920)	(8,898)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for equity-based compensation	(11,097)	(11,773)	(8,084)
Dividends paid	(472)	(633)	(701)
Proceeds from revolving credit facilities	—	—	75,000
Repayment of revolving credit facility	(25,000)	(8,000)	(95,000)
Repayment of NHL advance	(7,500)	(6,000)	—
Payments for financing costs	(5,065)	—	—
Net cash used in financing activities	(49,134)	(26,406)	(28,785)
Net increase in cash, cash equivalents and restricted cash	11,323	58,281	54,448
Cash, cash equivalents and restricted cash at beginning of period	153,188	94,907	40,459
Cash, cash equivalents and restricted cash at end of period	$164,511	$153,188	$94,907

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$26	$40
See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN SPORTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Years Ended June 30,
	2026	2025	2024
Common Stock Issued	$249	$249	$249
Additional Paid-In Capital
Beginning Balance	15,348	19,079	16,846
Share-based compensation	21,524	17,935	21,291
Tax withholding associated with shares issued for equity-based compensation	(11,097)	(10,662)	(9,195)
Common stock issued under stock incentive plans	(8,685)	(11,004)	(9,863)
Ending Balance	17,090	15,348	19,079
Treasury Stock
Beginning Balance	(158,543)	(169,547)	(179,410)
Common stock issued under stock incentive plans	8,685	11,004	9,863
Ending Balance	(149,858)	(158,543)	(169,547)
Accumulated Deficit
Beginning Balance	(137,596)	(115,139)	(173,910)
Net income (loss)	7,759	(22,438)	58,771
Dividends declared ($7.00 per share)	(24)	(19)	—
Ending Balance	(129,861)	(137,596)	(115,139)
Accumulated Other Comprehensive Loss
Beginning Balance	(897)	(952)	(1,009)
Other comprehensive (loss) income	(19)	55	57
Ending Balance	(916)	(897)	(952)
Total Equity	$(263,296)	$(281,439)	$(266,310)
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
Potential Spin-off Transaction
On February 18, 2026, the Company’s board of directors (the “Board of Directors”) authorized management to explore a potential spin-off that would separate the Company’s Rangers business from its Knicks business, creating two distinct publicly traded companies. On April 28, 2026, the Company incorporated MSGS Spinco, Inc., a Nevada corporation and direct, wholly owned subsidiary of the Company (“Spinco”), to hold the Rangers business. If the Company proceeds with the spin-off transaction, the spin-off is expected to be structured as a tax-free distribution to all Company stockholders and upon completion of the contemplated separation, it is expected that each record holder of Company Class A common stock would receive one share of Spinco Class A common stock for every two shares of Company Class A common stock held, and each record holder of Company Class B common stock would receive one share of Spinco Class B common stock for every two shares of Company Class B Common Stock held, representing a pro-rata distribution of 100% of the common stock of Spinco. The Company refers to the potential spin-off as the “Rangers Distribution”. There can be no assurance that the Rangers Distribution will be completed in the manner described above, or at all. Completion of the Rangers Distribution would be subject to various conditions, including final approval by the Board of Directors, league approval, receipt of a tax opinion and the filing with the Securities and Exchange Commission (“SEC”) and effectiveness of the Form 10 registration statement. The Company will

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
maintain the current operating structure and will continue to report the financial results of its Rangers business in continuing operations until the Rangers Distribution is completed.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the years ended on June 30, 2026, 2025, and 2024 are referred to as “fiscal year 2026”, “fiscal year 2025”, and “fiscal year 2024”, respectively. These financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s financial statements as of and for the fiscal years ended June 30, 2026, 2025 and 2024 are presented on a consolidated basis.
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation and relate to the combination of Defined benefit obligations and Other employee-related costs in non-current liabilities in the accompanying consolidated balance sheets.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Madison Square Garden Sports Corp. and its subsidiaries. All significant intracompany transactions and accounts within the accompanying consolidated financial statements have been eliminated.
Use of Estimates
The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, other current assets, goodwill, intangible assets, other long-lived assets, fair value of investments, deferred tax valuation allowance, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense (benefit), performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the accompanying consolidated financial statements to be reasonable.
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
Direct Operating Expenses
Direct operating expenses include compensation expense for the Company’s sports teams’ players and certain other team personnel, as well as NBA luxury tax, if applicable, NBA and NHL revenue sharing (net of escrow) and league assessments, event costs related to the presentation and production of the Company’s sporting events and other operating expenses, including expenses related to the Arena License Agreements with MSG Entertainment (the “Arena License Agreements”) which require the Company to pay arena license fees to MSG Entertainment in exchange for the right to use The Garden for games of the Knicks and the Rangers for a 35-year term ending June 30, 2055.
Player Costs and Other Team Personnel Transactions, NBA Luxury Tax, NBA and NHL Escrow System/Revenue Sharing, League Assessments, and Arena License Expenses
Player Costs and Other Team Personnel Transactions
Costs incurred to acquire player contracts, including signing bonuses, are deferred and amortized over the applicable NBA or

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NHL regular season on a straight-line basis over the fixed contract period of the respective player. The NBA and NHL seasons are typically from mid-October through mid-April and October through mid-April, respectively. Annual contractual player salaries are expensed over the applicable NBA or NHL regular season typically on a straight-line basis. In certain player contracts the annual contractual salary amounts (including any applicable signing bonuses) may fluctuate such that expensing the salary for the entire fixed contract period on a straight-line basis over each regular season more appropriately reflects the economic benefit of the services provided.
In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player’s seasonal or contractual salary and related costs, including any associated NBA luxury tax, net of any anticipated insurance recoveries. When players are traded, waived or contracts are terminated, any remaining unamortized signing bonuses and prepaid salaries are expensed to current operations while any accrued but unpaid signing bonuses or salaries are recognized as a credit to current operations. Cash consideration paid or received via trade is recorded to current operations in the period incurred. Amounts due to these individuals are generally paid over their remaining contract terms. Team personnel contract termination costs are recognized in the period in which those events occur. See Note 6 for further discussion of significant team personnel transactions.
The NBA and NHL each have collective bargaining agreements (each, a “CBA”) with the respective league’s players association, to which the Company is subject. On April 26, 2023, the NBA and the National Basketball Players Association (“NBPA”) announced that a new seven-year CBA had been ratified by the NBA Board of Governors and the NBA players. The new NBA CBA expires after the 2029-30 season, but each of the NBA and the NBPA has the right to terminate the CBA effective following the 2028-29 season. The current NHL CBA was scheduled to expire on September 15, 2026. On July 8, 2025, the NHL and the National Hockey League Players’ Association (“NHLPA”) announced that a new four-year CBA had been ratified by the NHL Board of Governors and the NHL players. The new NHL CBA expires after the 2029-30 season.
The NBA CBA contains a salary floor (i.e., a floor on each team’s aggregate player salaries with a requirement that the team pay any deficiency to the players on its roster) and a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap). The NHL CBA provides for a salary floor (i.e., a floor on each team’s aggregate player salaries) and a “hard” salary cap (i.e., teams may not exceed a stated maximum), which are adjusted each season based upon league-wide revenues.
NBA Luxury Tax
Amounts in this paragraph are in thousands, except for luxury tax rates.
The NBA CBA generally provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the NBA CBA). The amount of luxury tax owed is determined based upon the amount of aggregate player salaries exceeding the season’s luxury tax threshold and tax rates based upon that season’s luxury tax bracket. The luxury tax brackets for the 2024-25 and 2025-26 seasons were $5,168 and $5,685, respectively, and the luxury tax bracket for subsequent seasons will increase annually at the same rate as the NBA salary cap. Through the 2024-25 season, luxury tax rates for teams with aggregate player salaries above such threshold started at $1.50 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scaled up to $3.25 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applied for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, through the 2024-25 season, for teams that were taxpayers in at least three of four previous seasons, the above tax rates were increased by $1.00 for each increment. Beginning with the 2025-26 season, luxury tax rates for teams with aggregate player salaries above such threshold start at $1.00 for each $1.00 of team salary exceeding the threshold by 0% - 100% of the luxury tax bracket and scale up to $4.75 for each $1.00 of team salary exceeding the threshold by 300% - 400% of the luxury tax bracket. An additional tax rate increment of $0.50 applies for each additional 100% of the luxury tax bracket of each $1.00 of team salary exceeding the threshold by greater than 400% of the luxury tax bracket. In addition, beginning with the 2025-26 season, for teams that are taxpayers in at least three of the four previous seasons, the above tax rates are increased by $2.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan (described below) and the remaining 50% of such payments is distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.

MADISON SQUARE GARDEN SPORTS CORP.
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
The NHL CBA, applicable prior to the 2026-27 season, provides that each season the NHL players in the aggregate receive as player compensation 50% of that season’s league-wide revenues. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the escrow system, NHL teams may withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams in equal shares. In addition, the NHL CBA limits the amount of deductions to be withheld from player salaries each year. If annual escrow deductions from player salaries are insufficient to limit league-wide player salaries to 50% of that season’s league-wide revenues, any shortfall will be carried forward to future seasons and remain due from the players to the league. If the league’s aggregate player compensation for a season is less than the designated percentage (50%) of that season’s league-wide revenues, the deficiency is collected from the teams and distributed to the players.
The NHL CBA provides for a revenue sharing plan which generally requires the distribution of a pool of funds not more than 6.055% of league-wide revenues to certain qualifying lower-revenue earning teams. Under the NHL CBA, the pool is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top ten revenue earning teams and, accordingly, have consistently contributed to the top ten revenue earning teams component of the plan.
The new NHL CBA, which is applicable starting with the 2026-27 season, includes certain changes to league rules and regulations, including replacing one preseason home game with a regular season home game, and changes to the revenue sharing plan which, beginning with the 2026-27 season, will be funded as follows: (a) 50% from contributions by the top eleven revenue earning teams (based on preseason and regular season revenues, net of arena costs) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game in the first round of the playoffs and 50% of its gate receipts for each home playoff game in subsequent playoff rounds; and (c) the remainder from centrally-generated NHL sources.
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
As of June 30, 2026 and 2025, the Company had revenue sharing liabilities, recorded within League-related accruals in the accompanying consolidated balance sheets, of $151,581 and $135,276, respectively.

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
Arena License Expenses
The Knicks and the Rangers play their home games at The Garden pursuant to the Arena License Agreements with MSG Entertainment, which owns and operates The Garden. Generally, the financial statements reflect the monthly payments made for the Arena License Agreements throughout the contract year in equal installments, and straight-line rent expense recorded equally as pre/regular season home games are played. See Note 8 for more information on the accounting for leases.
Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs classified in selling, general and administrative expenses within the accompanying consolidated statements of operations were $6,513, $5,730 and $8,180 for fiscal years 2026, 2025 and 2024, respectively.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the consolidated statements of operations.
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
In addition, for the Company’s stock option awards, the Company applies the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation. ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing all vesting tranches in the aggregate as one award using an average expected term.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options (see Note 16) only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from operations. Holders of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) and Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
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
Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts. Cash may be required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. That escrow account will be distributed to the players and NHL teams based on the provisions of the NHL CBA. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in the consolidated statement of cash flows in accordance with Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230), which is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows.
Accounts Receivable
Accounts receivable are recorded net of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to reserve for expected credit losses. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, historical experience, as well as current and expected economic conditions and industry trends. The Company had no allowance for doubtful accounts as of June 30, 2026 and 2025.
Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets consist of property and equipment, right-of-use (“ROU”) assets, goodwill and indefinite-lived intangible assets.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Investments
The Company’s equity method investments are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, are reflected within Miscellaneous income (expense), net in the consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis.
In addition to equity method investments, the Company has equity investments with and without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Miscellaneous income (expense), net in the consolidated statements of operations. For equity investments with readily determinable fair values, changes in the fair value of those investments are measured at each reporting date and are recorded within Miscellaneous income (expense), net in the consolidated statements of operations.
The Company has investments in certain derivative instruments, including warrants, which are measured at fair value using the Black-Scholes option pricing model. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous income (expense), net in the consolidated statements of operations.
The Company recognizes the value of the equity method investments, equity investments with and without readily determinable fair values, and derivative instruments within Investments in the consolidated balance sheets.
Purchases and sales of equity securities with and without readily determinable fair values, except for those equity investments held in trust under the Company’s Executive Deferred Compensation Plan as described in Note 15, are classified as investing

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
activities in the consolidated statements of cash flows in accordance with ASC subtopic 230-10-45-12(b) and 45-13(b). The equity securities held in trust are considered trading account securities by the Company and purchases and sales of those securities are classified as operating activities in the consolidated statements of cash flows in accordance with ASC Subtopic 230-10-45-18 and 45-19.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions of ASC 842, Leases that apply to arrangements between related parties under common control. The Company adopted this standard as of the beginning of fiscal year 2025 and the adoption did not have an impact on the consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted this standard as of June 30, 2025 and this standard has been applied retrospectively to all prior periods as presented in Note 21. Segment Information.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances annual disclosures related to the effective income tax rate reconciliation and income taxes paid. The Company adopted this standard as of June 30, 2026 and this standard has been applied retrospectively to all prior periods as presented in Note 19. Income Taxes.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for the Company in the first quarter of the fiscal year ending June 30, 2029. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606. For fiscal years 2026 and 2025, the Company recorded impairment losses of $445 and $109, respectively on contract assets arising from contracts with customers. For fiscal year 2024, the Company did not have any impairment losses on contract assets arising from contracts with customers. For fiscal years 2026, 2025 and 2024, the Company did not have any impairment losses on receivables arising from contracts with customers.
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
The Company may incur costs to obtain its multi-year sponsorship agreements. The Company assesses such costs for capitalization on a contract by contract basis. To the extent costs are capitalized, the Company estimates the useful life of the related contract asset which may be the underlying contract term or the estimated customer life depending on the facts and circumstances surrounding the contract. The contract asset is amortized over the estimated useful life.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s professional sports teams derive event-related revenues principally from ticket sales which are recognized as the related games occur. The Company’s revenues also include revenue from the license of The Garden’s suites. Suite license arrangements are generally multi-year fixed fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. Because suite and club licenses cover both the Knicks and the Rangers games and events that MSG Entertainment presents at The Garden, suite and club rental revenue is shared between us and MSG Entertainment under Arena License Agreements. Pursuant to the Arena Licenses Agreement, the Knicks and the Rangers are entitled to 35% and 32.5%, respectively, of the revenues received by MSG Entertainment in connection with suite and club licenses. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s suite license performance obligations is measured as access to the suite is provided to the licensee throughout the contractual term of the license.
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
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to MSG Networks’ right to make a firm offer for an additional term of not less than three seasons and to match a third-party offer unless the third-party offer provides rights fees for the first three years that are at least 110% of the rights fees specified in MSG Networks’ firm offer; and

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
•New York Rangers:
◦a modification to the annual rights fee to effect an 18% reduction as of January 1, 2025;
◦an elimination of the annual rights fee escalator; and
◦a change to the contract expiration date to the end of the 2028-29 season, subject to MSG Networks’ right to make a firm offer for an additional term of not less than three seasons and to match a third-party offer unless the third-party offer provides rights fees for the first three years that are at least 110% of the rights fees specified in MSG Networks’ firm offer.
Concurrent with the amendments to the local telecast rights agreements, MSG Networks issued penny warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks.
The amendments were accounted for as a modification under ASC Subtopic 606 with revenue for fiscal year 2025 reflecting the change in the transaction price in the local telecast rights agreements. The penny warrants issued to the Company were considered non-cash consideration under ASC Subtopic 606 and the fair value of consideration received was included in the change in transaction price as a result of the modification. Refer to Note 11 for further details regarding the penny warrant investment and corresponding fair value.
The Company’s sports teams also derive revenue from the distribution of league-wide national and international media contracts and other league-wide revenue sources. The transaction price for each of these revenues is based upon the expected distribution values as communicated by the applicable league. The timing of revenue recognition is dependent on the nature of the underlying performance obligation, which is generally over time. Receipt of league-wide revenues generally occurs at the time of communication or according to a specified timeline.
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
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for fiscal years 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
Event-related (a)	$536,546	$462,533	$458,213
Media rights (b)	295,740	285,566	297,756
Sponsorship, signage and suite licenses	255,349	230,184	210,742
League distributions and other	66,187	60,937	60,438
Total revenues from contracts with customers	$1,153,822	$1,039,220	$1,027,149
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees from MSG Networks and (ii) revenue from distributions through league-wide national and international media contracts.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities in the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of June 30, 2026, 2025 and 2024:

	June 30,	June 30,	June 30,
	2026	2025	2024
Receivables from contracts with customers, net (a)	$50,557	$25,214	$19,930
Contract assets, current (b)	15,679	14,095	14,054
Deferred revenue, including non-current portion (c) (d)	165,970	164,840	149,825
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Other assets in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2026, the Company’s receivables reported above included $1,409 related to contracts with customers that are related parties. As of June 30, 2025 and 2024, the Company’s receivables reported above included no receivables related to contracts with customers that are related parties. See Note 18 for further details on related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow and luxury tax payments.
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
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. There were no deferred revenue balances with related parties as of June 30, 2026, 2025 and 2024.
(d)Revenue recognized for fiscal year 2026 relating to the deferred revenue balance as of July 1, 2025 was $148,149. Revenue recognized for fiscal year 2025 relating to the deferred revenue balance as of July 1, 2024 was $128,632.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local telecast rights arrangements with MSG Networks, league-wide national and international media contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2027	$197,631
Fiscal year ending June 30, 2028	142,658
Fiscal year ending June 30, 2029	99,403
Fiscal year ending June 30, 2030	62,059
Fiscal year ending June 30, 2031	36,366
Thereafter	35,231
$573,348

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of earnings (loss) allocated to common shares and a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per common share attributable to the Company’s stockholders (“EPS”) and the number of shares excluded from diluted earnings (loss) per common share, as they were anti-dilutive:

	Years Ended June 30,
	2026	2025	2024
Net income (loss) allocable to common shares, basic and diluted (numerator):
Net income (loss) attributable to Madison Square Garden Sports Corp.’s stockholders	$7,759	$(22,438)	$58,771
Less: Dividends to other-than-common stockholders (a)	24	19	—
Net earnings (loss) allocable to common shares, basic and diluted (numerator):	$7,735	$(22,457)	$58,771

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,154	24,089	24,011
Dilutive effect of shares issuable under share-based compensation plans	98	—	85
Weighted-average shares for diluted EPS	24,252	24,089	24,096
Weighted-average shares excluded from diluted earnings per share	—	82	—

Basic earnings (loss) per common share attributable to Madison Square Garden Sports Corp’s stockholders	$0.32	$(0.93)	$2.45
Diluted earnings (loss) per common share attributable to Madison Square Garden Sports Corp’s stockholders	$0.32	$(0.93)	$2.44
_________________
(a)Dividends to other-than-common stockholders consists of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Restructuring Charges
During fiscal year 2026, the Company recorded restructuring charges related to termination benefits provided as part of a voluntary exit program that the Company implemented during fiscal year 2026. As a result, the Company recognized restructuring charges of $2,078, which were recognized within accrued employee-related costs in the accompanying consolidated balance sheets.
There were no restructuring charges for fiscal years 2025 and 2024.

Restructuring Liability
June 30, 2025	$—
Restructuring charges	2,078
Payments	(891)
June 30, 2026	$1,187
Note 6. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations includes net (credits) provisions for transactions relating to the Company’s sports teams for waivers/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net credit of $25 for fiscal year 2026 and a net provision of $49,148 and $781 for fiscal years 2025 and 2024, respectively.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 7. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash as of June 30, 2026, 2025 and 2024:

	June 30, 2026	June 30, 2025	June 30, 2024
Captions on the consolidated balance sheets:
Cash and cash equivalents	$164,511	$144,617	$89,136
Restricted cash (a)	—	8,571	5,771
Cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$164,511	$153,188	$94,907
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
For leases with a term exceeding 12 months, a lease liability is recorded in the consolidated balance sheet at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases, if any, are presented separate from operating lease ROU assets and are included within Property and equipment, net in the consolidated balance sheets. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (“short-term leases”), any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized in the consolidated balance sheet. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded in the consolidated balance sheet.
The Company is party to the Sublease Agreement for the Company’s principal executive offices at Two Pennsylvania Plaza in New York. The sublease ROU assets and liabilities are recorded in the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term.
In November 2021, Sphere Entertainment entered into a new lease for principal executive offices at Two Pennsylvania Plaza in New York, which was assigned to MSG Entertainment in connection with the MSGE Distribution (the “New MSGE Lease Agreement”). In accordance with the terms of the Prior Sublease Agreement (as defined below) and the New MSGE Lease

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Agreement, the lease term of the Prior Sublease Agreement was extended until October 31, 2024. The Company accounted for this extension as a lease remeasurement and remeasured the ROU asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement.
During the second quarter of fiscal year 2025, the Company amended and restated its prior sublease agreement with MSG Entertainment (the “Prior Sublease Agreement”) to enter into a short term lease for new principal executive offices through December 31, 2024. The Company recorded the short term operating lease costs for this amendment within Selling, general and administrative expenses in the accompanying consolidated statements of operations for fiscal year 2025.
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
The Knicks and the Rangers are entitled to use The Garden on home game days, which are usually nonconsecutive, for a pre-defined period of time before and after the game. In evaluating the Company’s lease cost, the Company considered the timing of payments throughout the lease terms and the nonconsecutive periods of use, provided for within each license. While payments are made throughout the contract year in twelve equal installments under each arrangement, the periods of use only span each of the individual team event days. As such, the Company concluded that the related straight-line operating lease costs should be recorded equally as pre/regular season home games are played by each team.
In June 2023, the Company entered into a lease agreement for an aircraft with a term through December 30, 2031. The lease ROU asset and operating lease liability were recorded in the consolidated balance sheet based on the present value of minimum lease fixed payments over the lease term utilizing the Company’s incremental borrowing rate as of the lease commencement date.
As of June 30, 2026, the Company’s existing operating leases, which are recorded in the accompanying consolidated financial statements, have remaining lease terms ranging from 6 to 29 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewal, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the ROU assets and lease liabilities recorded in the accompanying consolidated balance sheets as of June 30, 2026 and 2025:

	Line Item in the Consolidated Balance Sheet	June 30, 2026	June 30, 2025
Right-of-use assets:
Operating leases	Right-of-use lease assets	$740,576	$760,456
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	57,834	52,618
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	843,975	841,050
Total lease liabilities		$901,809	$893,668
_________________
(a)As of June 30, 2026, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $51,255 and $818,966, respectively, that are payable to MSG Entertainment. As of June 30, 2025, Operating lease liabilities, current and Operating leases liabilities, noncurrent included balances of $46,040 and $811,190, respectively, that were payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for fiscal years 2026, 2025 and 2024:

		Years Ended June 30,
	Line Item in the Consolidated Statement of Operations	2026	2025	2024
Operating lease cost	Direct operating expenses	$67,619	$67,619	$67,619
Operating lease cost	Selling, general and administrative expenses	14,772	11,819	9,886
Short-term lease cost	Selling, general and administrative expenses	—	3,971	—
Total lease cost		$82,391	$83,409	$77,505
Supplemental Information
For fiscal years 2026, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities was $54,369, $51,880 and $52,700, respectively.
For fiscal year 2026, there were no non-cash additions to ROU assets and operating lease liabilities. For fiscal years 2025 and 2024, non-cash additions to ROU assets and operating lease liabilities were $86,201 and $789, respectively.
The weighted average remaining lease term for operating leases recorded on the accompanying consolidated balance sheets as of June 30, 2026 and 2025 was 27.2 years and 28.1 years, respectively. The weighted average discount rate was 7.05% as of June 30, 2026 and 2025 and represented the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
Maturities of operating lease liabilities as of June 30, 2026 are as follows:

Fiscal year ending June 30, 2027	$59,716
Fiscal year ending June 30, 2028	62,388
Fiscal year ending June 30, 2029	63,874
Fiscal year ending June 30, 2030	65,361
Fiscal year ending June 30, 2031	67,164
Thereafter	1,996,771
Total lease payments	2,315,274
Less imputed interest	(1,413,465)
Total lease liabilities	$901,809

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 9. Property and Equipment
As of June 30, 2026 and 2025, property and equipment consisted of the following assets:

	June 30, 2026	June 30, 2025	Estimated Useful Lives
Land	$5,153	$5,153
Buildings	52,122	51,713	Up to	45 years
Equipment	21,381	21,957	2 years	to	20 years
Leasehold improvements	1,543	658	Shorter of term of lease or life of improvement
Furniture and fixtures	2,837	2,841	4 years	to	10 years
Construction in progress	—	275
	83,036	82,597
Less accumulated depreciation	(55,873)	(53,635)
	$27,163	$28,962
Depreciation expense on property and equipment was $3,179, $3,218 and $3,164 for fiscal years 2026, 2025 and 2024, respectively.
Note 10. Goodwill and Intangible Assets
During the first quarter of fiscal year 2026, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date. The Company’s goodwill was $226,523 as of June 30, 2026 and 2025.
The Company’s indefinite-lived intangible assets as of June 30, 2026 and 2025 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2026, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 11. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets, consisted of the following as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Equity method investments:
Hard Carry Gaming, Inc. (“HCG”)	$5,330	$6,607
MSG Networks	—	—
Other equity method investments (a)	1,937	4,421
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	14,046	9,290
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	29,145	23,536
Equity investments without readily determinable fair values (b)	11,662	9,262
Derivative instruments:
Xtract One warrants	3,498	1,604
Total investments	$65,618	$54,720
_________________
(a)During fiscal year 2026, the Company recorded other than temporary impairments of $2,073 related to its other equity method investments in Miscellaneous income (expense), net within the accompanying consolidated statements of operations. During fiscal year 2025, the Company did not record any impairments related to its other equity method investments.
(b)During fiscal year 2026, the Company did not record any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations. During fiscal year 2025, the Company recorded impairment charges and reductions in carrying value resulting from observable price changes of $894 related to its equity securities without readily determinable fair values in Miscellaneous income (expense), net within the accompanying consolidated statements of operations.
Equity Method Investments
The Company determined that it has the ability to exert significant influence over the investee and therefore accounts for these investments under the equity method of accounting.
HCG
The Company holds preferred shares of the capital stock of HCG, an online video production company. During fiscal years 2026, 2025 and 2024, the Company recognized its net share of income/(losses) of $325, $(929) and $(4,412), respectively, in Miscellaneous income (expense), net within the accompanying consolidated statements of operations. As of June 30, 2026 and 2025, the Company’s ownership in HCG was approximately 25%.
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During fiscal year 2026, the Company recognized its net share of income of $1,890 in Miscellaneous income (expense), net within the accompanying consolidated statement of operations. During fiscal year 2025, the Company recognized no income or loss related to the MSG Networks equity method investment.
During fiscal year 2026, the Company recorded an other than temporary impairment of $1,890 related to the MSG Networks equity method investment in Miscellaneous income (expense), net within the accompanying consolidated statements of operations. During fiscal year 2025, the Company did not record any impairments related to the MSG Networks equity method investment.
Equity Investments with Readily Determinable Fair Values
The Company holds investments in equity instruments with readily determinable fair value, which are included within Investments in the accompanying consolidated balance sheets, including the following:
•Xtract One, a technology-driven threat detection and security solution company that is listed on the Toronto Stock Exchange under the symbol “XTRA”. The Company holds common stock of Xtract One and holds warrants entitling the Company to acquire additional shares of common stock of Xtract One which are considered derivative instruments. Refer to Note 12 for further details regarding the Company’s warrants, including the inputs used in determining the fair value of the warrants.
•Other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 15 for further details regarding the plan.
The fair value of the Company’s investments in common stock of Xtract One and other investments held in trust are determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The cost basis and carrying value of equity investments with readily determinable fair values as of June 30, 2026 and 2025 were as follows:

	June 30, 2026		June 30, 2025
	Cost Basis	Carrying Value / Fair Value	Cost Basis	Carrying Value / Fair Value
Xtract One common stock	$7,721	$14,046	$7,721	$9,290
Other equity investments with readily determinable fair values	22,182	29,145	19,263	23,536
	$29,903	$43,191	$26,984	$32,826
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous income (expense), net within the accompanying consolidated statements of operations for fiscal years 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
Unrealized gain (loss) - Xtract One common stock	$4,756	$(8,090)	$(5,966)
Unrealized gain - other equity investments with readily determinable fair values	2,690	1,945	1,694
Realized gain - other equity investments with readily determinable fair values	387	250	55
	$7,833	$(5,895)	$(4,217)

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 12. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, as of June 30, 2026 and 2025:

	Fair Value Hierarchy	June 30,
		2026	2025
Assets:
Money market accounts	I	$147,346	$95,367
Equity investments	I	43,191	32,826
Time deposits	I	15,706	48,263
Warrants	III	3,498	1,604
Total assets measured at fair value		$209,741	$178,060
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 11 for further details regarding equity investments.
Level III Inputs
The Company’s level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous income (expense), net within the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Expected term	0.80 years	1.30 years
Expected volatility	73.89%	70.78%
Risk-free interest rate	3.98%	3.85%
The following table presents additional information about our assets as of June 30, 2026 and 2025 for which we utilize Level III inputs to determine fair value:

	Years Ended June 30,
	2026	2025
Balance at beginning of period	$1,604	$6,995
Unrealized gains (losses) on warrants	1,894	(5,391)
Balance at ending of period	$3,498	$1,604

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets as of June 30, 2026 and 2025 were as follows:

	June 30, 2026		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$16,500	$16,500	$24,000	$24,000
Long-term debt (b)	$242,000	$242,000	$267,000	$267,000
_________________
(a)The Company’s debt, current is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s debt, current is the same as its carrying amount based on valuation of similar securities. See Note 14 for further details.
(b)The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s long-term debt is the same as its carrying amount as the debt bears interest at a variable rate indexed to current market conditions. See Note 14 for further details.
Note 13. Commitments and Contingencies
Contractual Obligations and Off-Balance Sheet Arrangements
The Company has certain future cash payments required under contracts entered into by the Company in the normal course of business.
As of June 30, 2026, future cash payments required under contracts entered into by the Company in the normal course of business in excess of one year are as follows:

	Off-Balance Sheet Commitments(a)	Contractual Obligations reflected on the Balance Sheet(b)	Total(c)
Fiscal year ending June 30, 2027	$288,035	$120,050	$408,085
Fiscal year ending June 30, 2028	276,989	15,473	292,462
Fiscal year ending June 30, 2029	146,037	3,697	149,734
Fiscal year ending June 30, 2030	70,802	1,886	72,688
Fiscal year ending June 30, 2031	31,319	1,886	33,205
Thereafter	49,999	5,659	55,658
	$863,181	$148,651	$1,011,832
_________________
(a)Consist primarily of the Company’s obligations under employment agreements that the Company has with its sports teams’ personnel that are generally guaranteed regardless of employee injury or termination.
(b)Contractual obligations reflected in the balance sheet consist principally of the Company’s obligations under employment agreements that the Company has with certain of its professional sports teams’ personnel where services have been fully performed and that are being paid on a deferred basis.
(c)Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 15 for further information on the Company’s pension obligations. In addition, see Note 8 for information on the contractual obligations related to future lease payments, which are reflected in the accompanying consolidated balance sheet as lease liabilities as of June 30, 2026.
See Note 14 for further details of the outstanding balances under the Knicks Revolving Credit Facility, the Rangers Revolving Credit Facility and the Rangers NHL Advance Agreement (as defined below).

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material effect on the Company.
Note 14. Debt
Knicks Revolving Credit Facility
On September 30, 2016, Knicks LLC, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “2016 Knicks Credit Agreement”) with a syndicate of lenders providing for a senior secured revolving credit facility of up to $200,000 with a term of five years to fund working capital needs and for general corporate purposes.
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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2025 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.375% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.375% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During fiscal year 2026, the Company made principal repayments of $25,000 under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $242,000 as of June 30, 2026, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of June 30, 2026 was 4.99%. During fiscal years 2026, 2025 and 2024, the Company made interest payments of $13,793, $16,747 and $18,481, respectively, in respect of the Knicks Revolving Credit Facility. In addition, on July 22, 2026, the Company borrowed an additional $20,000 under the Knicks Revolving Credit Facility.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2026, Knicks LLC was in compliance with this financial covenant.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Rangers Revolving Credit Facility
On January 25, 2017, Rangers LLC, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “2017 Rangers Credit Agreement”) with a syndicate of lenders providing for a senior secured revolving credit facility of up to $150,000 with a term of five years to fund working capital needs and for general corporate purposes.
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
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.375% to 0.625% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.375% to 1.625% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.350% to 0.400% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings under the Rangers Revolving Credit Facility as of June 30, 2026. The Company did not make any interest payments in respect of the Rangers Revolving Credit Facility during fiscal years 2026 and 2025. During fiscal year 2024, the Company made interest payments of $4,193 in respect of the Rangers Revolving Credit Facility.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of June 30, 2026, Rangers LLC was in compliance with this financial covenant.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NHL. During fiscal year 2026, the Company made principal repayments of $7,500 under the Rangers NHL Advance Agreement. The outstanding balance under the Rangers NHL Advance Agreement was $16,500 as of June 30, 2026 and was recorded as Debt in the accompanying consolidated balance sheet. During fiscal years 2026, 2025 and 2024, the Company made interest payments of $667, $858 and $1,125, respectively, in respect of the Rangers NHL Advance Agreement.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets as of June 30, 2026 and 2025:

	June 30, 2026 (a)	June 30, 2025
Other current assets	$1,130	$1,145
Other assets	3,766	520
_________________
(a)During fiscal year 2026, the Company incurred $5,065 in deferred financing costs in connection with the 2025 Knicks Revolving Credit Facility and 2025 Rangers Revolving Credit Facility.
Note 15. Benefit Plans
Defined Benefit Pension Plans
The Company sponsors the MSG Sports, LLC Excess Cash Balance Plan (the “Excess Cash Balance Plan”), an unfunded non-contributory, non-qualified excess cash balance plan and the MSG Sports, LLC Excess Retirement Plan, an unfunded non-contributory, non-qualified defined benefit pension plan for the benefit of certain employees (collectively referred to as “Pension Plans”). All benefits in the Company’s Pension Plans are frozen and participants are not able to earn benefits for future service under these plans, and no employee of the Company who was not already a participant as of the date the respective plan was frozen may become a participant in the Pension Plans. Existing account balances under the Excess Cash Balance Plan are credited with monthly interest in accordance with the terms of the plan. The Company recognized net periodic benefit cost of $216, $769 and $339 for fiscal years 2026, 2025 and 2024, respectively, reported in Miscellaneous income (expense), net within the accompanying consolidated statements of operations.
Amounts recognized in the accompanying consolidated balance sheets as of June 30, 2026 and 2025 consist of:

	June 30,
	2026	2025
Current liabilities (included in accrued employee-related costs)	$(802)	$(786)
Non-current liabilities (included in Other employee-related costs)	(3,914)	(4,086)
	$(4,716)	$(4,872)
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
Expense related to the 401(k) Plan and Excess Savings Plan was $5,394, $5,207 and $5,008 for fiscal years 2026, 2025 and 2024, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of CBAs.

MADISON SQUARE GARDEN SPORTS CORP.
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
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for fiscal years 2026, 2025 and 2024, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act (“PPA”) zone status available as of June 30, 2026 and 2025 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Sports
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2026	2025		2026	2025	2024	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players’ Pension Plan	832172122	001	Yellow	Yellow	Implemented	$4,712	$4,576	$4,254	No	6/1/2030 (with certain termination rights becoming effective 6/2029)
			as of	as of
			2/2/2025	2/2/2024
National Hockey League Players’ Retirement Benefit Plan	462555356	001	Green	Green	No	1,461	1,309	1,198	No	9/15/2030
			as of	as of
			4/30/2025	4/30/2024
All Other Multiemployer Defined Benefit Pension Plans						—	—	10
						$6,173	$5,885	$5,462
The Company was not listed as providing more than 5 percent of the total contributions in any Form 5500 for fiscal years 2026, 2025 and 2024.
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $1,453, $1,286 and $1,296 for fiscal years 2026, 2025 and 2024, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $349, $417 and $270 for fiscal years 2026, 2025 and 2024, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Executive Deferred Compensation Plan
The Company sponsors the Madison Square Garden Sports Corp. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which was established in November 2021, for the purpose of permitting a select group of highly-compensated employees to defer the employee’s annual base salary and bonus into the Deferred Compensation Plan with returns on such deferrals tracking the performance of certain investments. Amounts deferred and invested by employees under the Deferred Compensation Plan are placed in an irrevocable trust established by the Company and all assets of the trust are subject to the creditors of the Company in the event of insolvency. In accordance with ASC Topic 710, Compensation – General (“ASC Topic 710”), the assets of the trust are consolidated with the accounts of the Company and are recognized in the consolidated balance sheet.
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Miscellaneous income (expense), net in the consolidated statements of operations. The Company recorded compensation expense of $3,077, $2,195 and $1,749 for fiscal years 2026, 2025 and 2024, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $3,077, $2,195 and $1,749 for fiscal years 2026, 2025 and 2024, respectively, within Miscellaneous income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
Amounts recognized in the accompanying consolidated balance sheets as of June 30, 2026 and 2025 related to the Deferred Compensation Plan consist of:

	June 30,	June 30,
	2026	2025
Non-current assets (included in investments)	$29,145	$23,536
Current liabilities (included in accrued employee-related costs)	(3,821)	(1,333)
Non-current liabilities (included in other employee-related costs)	(25,324)	(22,203)
Note 16. Share-based Compensation
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

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Share-based compensation expense was recognized in the accompanying consolidated statements of operations as a component of selling, general and administrative expenses. Share-based compensation expense recorded during fiscal years 2026, 2025 and 2024 was $21,524, $17,935 and $21,291, respectively. There were no costs related to share-based compensation in operations that were capitalized for fiscal years 2026, 2025 and 2024.
As of June 30, 2026, there was $19,270 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s employees. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years for unvested RSUs and PSUs.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s RSUs and PSUs, held by the Company, Sphere Entertainment, and MSG Entertainment employees, for fiscal year 2026:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	RSUs	PSUs
Unvested award balance as of June 30, 2025	95	139	$184.56
Granted	58	48	$201.72
Vested	(57)	(58)	$177.30
Forfeited	(3)	(3)	$195.57
Unvested award balance as of June 30, 2026	93	126	$196.38
The fair value of RSUs and PSUs that vested during fiscal year 2026 was $24,569. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 52 of these RSUs and PSUs, with an aggregate value of $11,097, inclusive of $36 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for fiscal year 2026.
The fair value of RSUs and PSUs that vested during fiscal years 2025 and 2024 was $25,713 and $23,463, respectively. The weighted-average fair value per share at grant date of RSUs and PSUs granted during fiscal years 2025 and 2024 was $207.32 and $177.66, respectively.
Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for fiscal year 2026:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2025	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of June 30, 2026	94	$138.78	1.46	$24,682
Exercisable as of June 30, 2026	94	$138.78	1.46	$24,682
_________________
(a)     Weighted-average exercise price per share does not reflect any adjustment associated with the Sphere Distribution. See above for a discussion of the treatment of options in connection with the Sphere Distribution.
Note 17. Stock Repurchase Program
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
During fiscal year 2026, the Company did not repurchase any shares under its share repurchase program. As of June 30, 2026, the Company had $184,639 of availability remaining under its stock repurchase authorization.
Note 18. Related Party Transactions
As of June 30, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially own 100%

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
of the Company’s outstanding Class B Common Stock and own approximately 3.0% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.8% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Entertainment and AMC Global Media Inc. (formerly known as AMC Networks Inc., “AMC Global Media”).
Current Related Party Arrangements
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of June 30, 2026:
•Arena License Agreements, entered into in April 2020, pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term ending June 30, 2055 in exchange for arena license fees, (ii) shares revenues collected for suite and club licenses, (iii) operates and manages the sale of the sports teams’ merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from sales and catering services during Knicks and Rangers home games, (v) shares revenues collected for the sale of venue indoor signage space and sponsorship rights at The Garden that are not specific to our teams, (vi) provides day of game services, and (vii) provides other general services within The Garden;
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
The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of June 30, 2026:
•Local telecast rights agreements between the Company and MSG Networks, as amended in June 2025 and set to expire after the 2028-29 seasons, providing MSG Networks with local telecast rights for Knicks and Rangers games in exchange for media rights fees;
•An agreement with MSG Networks pursuant to which the Company was issued penny warrants exercisable for 19.9% of the equity interests in MSG Networks, as further described in Note 11;

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The Company is also party to various arrangements with subsidiaries of MSG Entertainment and Sphere Entertainment, pursuant to which the Company has the right to lease on a time-sharing and/or dry lease basis certain aircraft to which MSG Entertainment has access and MSG Entertainment and Sphere Entertainment have the right to lease on a dry-lease basis certain aircraft leased by the Company, and pursuant to which MSG Entertainment provides certain aircraft support services.
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
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for fiscal years 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
Revenues (a)	$147,734	$177,389	$197,640
Operating expenses (credits):
Expense pursuant to the Services Agreement	39,112	36,491	37,346
Rent expense pursuant to Sublease Agreement	8,300	9,280	3,720
Costs associated with the Sponsorship Sales and Service Representation Agreements	21,976	20,876	19,319
Operating lease expense associated with the Arena License Agreements	67,619	67,619	67,619
Other costs associated with the Arena License Agreements	48,833	41,076	41,916
Other operating credits, net	(1,838)	(2,127)	(1,867)
_________________
(a)     Primarily consist of local media rights fees from MSG Networks.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 19. Income Taxes
Income (loss) before income taxes for fiscal years 2026, 2025 and 2024 was comprised of the following components:

	Years Ended June 30,
	2026	2025	2024
Domestic	$17,983	$(17,272)	$105,668
Income (loss) before income taxes	$17,983	$(17,272)	$105,668
Income tax expense for fiscal years 2026, 2025 and 2024 was comprised of the following components:

	Years Ended June 30,
	2026	2025	2024
Current expense:
Federal	$1,100	$30,094	$27,605
State and local	2,990	26,720	26,285
Foreign	80	121	142
	4,170	56,935	54,032
Deferred expense (benefit):
Federal	3,239	(27,976)	(3,506)
State and local	2,815	(23,793)	(3,629)
	6,054	(51,769)	(7,135)
Income tax expense	$10,224	$5,166	$46,897
The income tax expense differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) for fiscal years 2026, 2025 and 2024 principally due to the effect of the following items:

	Years Ended June 30,
	2026		2025		2024
	Amount	%	Amount	%	Amount	%
Income (loss) before income taxes	$17,983		$(17,272)		$105,668
Federal tax expense (benefit) at statutory federal rate	$3,776	21%	$(3,627)	21%	$22,190	21%
State and local income taxes, net of federal benefit (a)	4,434	25%	2,581	(15)%	18,246	17%
Nontaxable or nondeductible items:
Nondeductible officers’ compensation	3,909	22%	5,291	(31)%	5,899	6%
Nondeductible meals and entertainment	1,105	6%	453	(3)%	534	1%
Nondeductible player life and disability premiums expense	1,853	10%	1,710	(10)%	1,349	1%
Other nondeductible expenses	215	1%	106	(1)%	97	—%
Dividends received deduction	(3,052)	(17)%	(1,159)	7%	(814)	(1)%
Tax credits:
Federal tax credits	(1,673)	(9)%	(573)	3%	(673)	(1)%
Prior Year Return to Provision Adjustments	—	—%	484	(3)%	—	—%
Valuation allowance	103	—%	113	—%	916	1%
Excess tax (expense) benefit related to shared based-payments awards	(407)	(2)%	(298)	2%	(169)	—%
Other adjustments	(39)	—%	85	—%	(678)	(1)%
Income tax expense	$10,224	57%	$5,166	(30)%	$46,897	44%
_________________
(a)     State and local taxes in New York and New York City made up the majority (greater than 50 percent) of the tax effect in this category.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2026 and 2025 were as follows:

	June 30,
	2026	2025
Deferred tax asset:
Capital loss and tax credit carryforwards	$4,493	$4,333
Accrued employee benefits	20,294	26,197
Accrued expenses	34,832	39,689
Restricted stock units and stock options	6,970	6,434
Arena deferred rent adjustment	49,213	42,094
NBA luxury tax	14,620	12,528
Investments	5,691	9,018
Deferred revenue accelerated for tax purposes	326	964
Other	10,696	5,695
Total deferred tax assets	147,135	146,952
Less valuation allowance	(4,494)	(4,337)
Net deferred tax assets	$142,641	$142,615

Deferred tax liabilities:
Intangible and other assets	$(103,459)	$(103,482)
Prepaid expenses	(10,409)	(4,312)
Total deferred tax liabilities	$(113,868)	$(107,794)

Net deferred tax asset	$28,773	$34,821
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2026, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its deferred tax assets related to capital loss carryforwards. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
The Company does not have any uncertain tax positions as of June 30, 2026 and 2025.
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
The federal and state statute of limitations are currently open for tax returns for years starting with 2023.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During fiscal years 2026, 2025 and 2024, the Company’s income tax payments, net of refunds, were as follows:

	Years Ended June 30,
	2026	2025	2024
Federal	$3,600	$34,584	$25,503
State and local:
New York State	6,463	14,995	10,842
New York City	4,752	15,138	11,072
Other	431	1,016	618
Total state and local	11,646	31,149	22,532
Total cash paid for income taxes (net of refunds)	$15,246	$65,733	$48,035
On July 4, 2025, the Reconciliation Bill commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of others. The Company evaluated these provisions and concluded that they did not have a material impact on the consolidated financial statements.
Note 20. Additional Financial Information
Prepaid expenses as of June 30, 2026 and 2025 consisted of the following:

	June 30, 2026	June 30, 2025
Prepaid employee-related costs	$29,616	$34,850
Other prepaid expenses	13,488	8,567
Total prepaid expenses	$43,104	$43,417
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
The following individual non-related parties accounted for the following percentages of the Company’s consolidated receivable balances recorded in Accounts receivable, net and Other assets in the accompanying consolidated balance sheets as of June 30, 2026 and 2025:

	June 30,
	2026	2025
Entity A	23%	17%
Entity B	12%	18%
Entity C	7%	17%
Entity D	14%	1%
The following individual non-related parties accounted for the following percentages of the Company’s consolidated revenue balances for fiscal years 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
Entity A	16%	14%	13%

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Revenues from MSG Networks amounted to $125,745, $157,389 and $175,325 for fiscal years 2026, 2025 and 2024, which represented 11%, 15% and 17%, respectively, of the Company’s consolidated revenues (see Note 18).
As of June 30, 2026, approximately 119 full-time and part-time employees, which represent approximately 11.7% of the Company’s workforce, were subject to CBAs. There were no union employees subject to CBAs that expired as of June 30, 2026 and there were no union employees subject to CBAs that will expire by June 30, 2027.
Note 21. Segment Information
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
The following table presents selected financial information with respect to the Company’s single operating segment for fiscal years 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
Revenues	$1,153,822	$1,039,220	$1,027,149
Significant segment expenses:
Ticketing and sponsorship sales related expenses (a)	(67,178)	(64,272)	(62,347)
Marketing & event-related expenses (b)	(60,721)	(58,037)	(65,993)
Corporate & administrative (c)	(110,118)	(113,142)	(102,482)
Operating lease expenses and other rental expenses associated with the Arena License Agreements (d)	(69,388)	(69,337)	(69,288)
Team operating expenses (e)	(516,717)	(508,295)	(380,027)
Depreciation and amortization	(3,179)	(3,218)	(3,164)
Restructuring charges	(2,078)	—	—
Interest income	2,939	4,034	2,787
Interest expense	(21,085)	(21,652)	(27,589)
Miscellaneous income (expense), net	7,261	(14,462)	(15,568)
Income tax expense	(10,224)	(5,166)	(46,897)
Other segment items (f)	(295,575)	(208,111)	(197,810)
Net income (loss)	$7,759	$(22,438)	$58,771
_________________
(a)     Ticketing and sponsorship sales related expenses consist of (i) expenses related to selling tickets to our sports teams’ home games and primarily include employee compensation and related benefits, credit card fees, and other general and administrative expenses, and (ii) fees related to the Company’s Sponsorship Sales and Service Representation Agreements and sponsorship fulfillment costs. See Note 18 for further details related to the Sponsorship Sales and Service Representation Agreements.
(b)     Marketing & event-related expenses primarily relate to marketing and production expenses and services provided to the Company by MSG Entertainment pursuant to the Arena License Agreements.
(c)     Corporate & administrative expenses include certain selling, general and administrative costs.
(d)     Operating lease expenses and other rental expenses associated with the Arena License Agreements primarily consist of operating lease costs, commercial rent tax, and other expenses associated with the Arena License Agreements. See Note 18 for further details related to the Arena License Agreements.

MADISON SQUARE GARDEN SPORTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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