Form 10-Q
period 2026-09-30
MSG Knickerbockers Corp.
filed 2026-11-06
CIK 1636519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-36900
MSG KNICKERBOCKERS CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-3373056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	,	New York	,	NY	10121
(Address of principal executive offices)					(Zip Code)

Registrant’s telephone number, including area code: (212) 465-6300
MADISON SQUARE GARDEN SPORTS CORP.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGK	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 30, 2026:

Class A Common Stock par value $0.01 per share	—	19,589,501
Class B Common Stock par value $0.01 per share	—	4,529,517

MSG KNICKERBOCKERS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG KNICKERBOCKERS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2026	June 30, 2026
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,046	$164,511
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2026 and June 30, 2026	59,597	52,184
Net related party receivables	65,333	36,103
Prepaid expenses	96,905	43,104
Other current assets	23,968	27,388
Total current assets	285,849	323,290
Property and equipment, net of accumulated depreciation and amortization of $56,653 and $55,873 as of September 30, 2026 and June 30, 2026, respectively	27,129	27,163
Right-of-use lease assets	738,526	740,576
Indefinite-lived intangible assets	103,644	103,644
Goodwill	226,523	226,523
Investments	63,763	65,618
Deferred tax assets, net	31,034	28,773
Other assets	50,073	22,065
Total assets	$1,526,541	$1,537,652

See accompanying notes to consolidated financial statements.

MSG KNICKERBOCKERS CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except per share data)

	September 30, 2026	June 30, 2026
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$5,929	$18,411
Net related party payables	5,411	4,964
Debt	16,500	16,500
Accrued liabilities:
Employee-related costs	58,994	159,940
League-related accruals	130,860	209,926
Other accrued liabilities	9,972	9,444
Operating lease liabilities, current	58,682	57,834
Deferred revenue	366,415	165,416
Total current liabilities	652,763	642,435
Long-term debt	282,000	242,000
Operating lease liabilities, noncurrent	831,373	843,975
Other employee-related costs	67,324	71,984
Deferred revenue, noncurrent	526	554
Total liabilities	1,833,986	1,800,948
Commitments and contingencies (see Note 12)
MSG Knickerbockers Corp. Stockholders’ Equity:
Class A Common Stock, par value $0.01, 120,000 shares authorized; 19,590 and 19,547 shares outstanding as of September 30, 2026 and June 30, 2026, respectively	204	204
Class B Common Stock, par value $0.01, 30,000 shares authorized; 4,530 shares outstanding as of September 30, 2026 and June 30, 2026	45	45
Preferred stock, par value $0.01, 15,000 shares authorized; none outstanding as of September 30, 2026 and June 30, 2026	—	—
Additional paid-in capital	—	17,090
Treasury stock, at cost, 865 and 908 shares as of September 30, 2026 and June 30, 2026, respectively	(142,652)	(149,858)
Accumulated deficit	(164,127)	(129,861)
Accumulated other comprehensive loss	(915)	(916)
Total equity	(307,445)	(263,296)
Total liabilities and equity	$1,526,541	$1,537,652
See accompanying notes to consolidated financial statements.

MSG KNICKERBOCKERS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2026	2025
Revenues (a)	$45,489	$39,454

Operating expenses:
Direct operating expenses (b)	8,824	8,279
Selling, general and administrative expenses (c)	60,762	57,789
Depreciation and amortization	781	811
Restructuring charges	579	—
Operating loss	(25,457)	(27,425)
Other income (expense):
Interest income	473	578
Interest expense	(4,699)	(5,591)
Miscellaneous (expense) income, net	(3,663)	15,085
	(7,889)	10,072
Loss before income taxes	(33,346)	(17,353)
Income tax benefit	2,209	8,555
Net loss	$(31,137)	$(8,798)

Basic loss per common share attributable to MSG Knickerbockers Corp.’s stockholders	$(1.29)	$(0.37)
Diluted loss per common share attributable to MSG Knickerbockers Corp.’s stockholders	$(1.29)	$(0.37)
Weighted-average number of common shares outstanding:
Basic	24,179	24,116
Diluted	24,179	24,116
_________________
(a)Includes revenues from related parties of $6,902 and $6,760 for the three months ended September 30, 2026 and 2025, respectively.
(b)Includes net charges from related parties of $2,854 and $2,454 for the three months ended September 30, 2026 and 2025, respectively.
(c)Includes net charges from related parties of $15,300 and $14,732 for the three months ended September 30, 2026 and 2025, respectively.
See accompanying notes to consolidated financial statements.

MSG KNICKERBOCKERS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2026	2025
Net loss	$(31,137)	$(8,798)
Other comprehensive income, before income taxes:
Pension plans:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial loss included in net periodic benefit cost	1	2
Other comprehensive income, before income taxes	1	2
Income tax expense related to items of other comprehensive income	—	(1)
Other comprehensive income, net of income taxes	1	1
Comprehensive loss	$(31,136)	$(8,797)
See accompanying notes to consolidated financial statements.

MSG KNICKERBOCKERS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(31,137)	$(8,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781	811
Deferred income taxes	(2,261)	(8,448)
Share-based compensation expense	3,953	4,844
Unrealized loss (gain) on equity investments with readily determinable fair value and warrants	3,315	(15,500)
Other non-cash adjustments	1,721	1,612
Change in assets and liabilities:
Accounts receivable	(8,314)	(16,763)
Net related party receivables	(29,230)	(23,102)
Prepaid expenses and other assets	(78,671)	(75,787)
Investments	(1,292)	(2,181)
Accounts payable	(12,482)	(4,190)
Net related party payables	384	(497)
Accrued and other liabilities	(184,302)	(95,300)
Deferred revenue	200,971	166,381
Operating lease right-of-use assets and lease liabilities	(9,704)	(8,036)
Net cash used in operating activities	(146,268)	(84,954)
Cash flows from investing activities:
Capital expenditures	(666)	(371)
Purchases of investments	(565)	(1,477)
Net cash used in investing activities	(1,231)	(1,848)
Cash flows from financing activities:
Dividends paid	—	(340)
Taxes paid in lieu of shares issued for equity-based compensation	(16,966)	(8,770)
Proceeds from revolving credit facilities	40,000	—
Net cash provided by (used in) financing activities	23,034	(9,110)
Net decrease in cash, cash equivalents and restricted cash	(124,465)	(95,912)
Cash, cash equivalents and restricted cash at beginning of period	164,511	153,188
Cash, cash equivalents and restricted cash at end of period	$40,046	$57,276

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$81	$233
See accompanying notes to consolidated financial statements.

MSG KNICKERBOCKERS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2026	2025
Common Stock Issued	$249	$249
Additional Paid-In Capital
Beginning Balance	17,090	15,348
Share-based compensation	3,953	4,844
Tax withholding associated with shares issued for equity-based compensation	(16,966)	(8,770)
Common stock issued under stock incentive plans	(4,077)	(7,019)
Ending Balance	—	4,403
Treasury Stock
Beginning Balance	(149,858)	(158,543)
Common stock issued under stock incentive plans	7,206	7,019
Ending Balance	(142,652)	(151,524)
Accumulated Deficit
Beginning Balance	(129,861)	(137,596)
Net loss	(31,137)	(8,798)
Dividends declared ($7.00 per share)	—	(16)
Common stock issued under stock incentive plans	(3,129)	—
Ending Balance	(164,127)	(146,410)
Accumulated Other Comprehensive Loss
Beginning Balance	(916)	(897)
Other comprehensive income	1	1
Ending Balance	(915)	(896)
Total Equity	$(307,445)	$(294,178)
See accompanying notes to consolidated financial statements.

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp. and referred to herein together with its subsidiaries, collectively, as “we,” “us,” “our,” “MSG Knicks,” or the “Company”), owns and operates one of the most storied franchises in all of professional sports, the New York Knickerbockers (“Knicks”) of the National Basketball Association (“NBA”) and, prior to the Rangers Distribution (as defined below), owned and operated the New York Rangers (“Rangers”) of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games in Madison Square Garden Arena (“The Garden”). The Company also includes the Westchester Knicks of the NBA G League, and prior to the Rangers Distribution, the Hartford Wolf Pack of the American Hockey League. These professional sports franchises are collectively referred to herein as the “sports teams” or the “teams.” Prior to the Rangers Distribution, the Company also operated a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
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
Spin-off Transaction
On October 26, 2026 (the “Distribution Date”), the Company distributed 100% of the outstanding common stock of MSG Rangers Corp. (“MSG Rangers”, formerly MSGS Spinco, Inc.) to its stockholders (the “Rangers Distribution”). MSG Rangers owns the New York Rangers business previously owned and operated by the Company. In the Rangers Distribution, stockholders of the Company received (a) one share of MSG Rangers’ Class A common stock, par value $0.01 per share, for every two shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), held of record as of the close of business, New York City time, on October 20, 2026 (the “Record Date”), and (b) one share of MSG Rangers’ Class B common stock, par value $0.01 per share, for every two shares of the Company’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date. In connection with the Rangers Distribution, the Company contributed $19,095 of cash to MSG Rangers.
The accompanying unaudited consolidated interim financial statements include the financial results of the Company’s Rangers business in continuing operations for all periods presented. Beginning with the Company’s Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2026, the historical financial results of the Rangers business through the Distribution Date will be presented as discontinued operations under U.S. generally accepted accounting principles (“GAAP”) for all periods presented.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements (referred to as the “Financial Statements” herein) have been prepared in accordance with GAAP and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

fiscal year ended June 30, 2026 (our “2026 Form 10-K”). Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these Financial Statements. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full fiscal year. The Company’s dependence on revenues from the Knicks, and prior to the Rangers Distribution, the Rangers, generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the teams’ games are played.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of MSG Knickerbockers Corp. and its subsidiaries. All significant intracompany transactions and accounts within the Financial Statements have been eliminated.
Use of Estimates
The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, other current assets, goodwill, intangible assets, other long-lived assets, fair value of investments, deferred tax valuation allowance, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense (benefit), performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the Financial Statements to be reasonable.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information about specific expense categories in the notes to the financial statements. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2028 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its disclosures.
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

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. For the three months ended September 30, 2026, the Company recorded impairment losses of $901 on receivables arising from contracts with customers. For the three months ended September 30, 2026, the Company did not record impairment losses on contract assets arising from contracts with customers. For the three months ended September 30, 2025, the Company did not record impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements set forth in Accounting Standards Codification (“ASC”) Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Event-related (a)	$6,800	$6,007
Media rights (b)	5,413	5,100
Sponsorship, signage and suite licenses	5,126	4,655
League distributions and other	28,150	23,692
Total revenues from contracts with customers	$45,489	$39,454
_________________
(a)Consists of (i) ticket sales and other ticket-related revenues and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees from MSG Networks and (ii) revenue from distributions through league-wide national and international media contracts.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities in the consolidated balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2026 and June 30, 2026:

	September 30,	June 30,
	2026	2026
Receivables from contracts with customers, net (a)	$63,853	$50,557
Contract assets, current (b)	7,792	15,679
Deferred revenue, including non-current portion (c), (d)	366,941	165,970
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net, Other assets and Net related party receivables in the accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2026 and June 30, 2026, the Company’s receivables reported above included $1,337 and $1,409, respectively, related to contracts with customers that are related parties. See Note 16 for further details on these related party arrangements. Receivables from contracts with customers, net, exclude amounts recorded in Accounts receivable, net, associated with amounts due from the NBA and NHL related to escrow.
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

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. The Company had deferred revenue related to local media rights of $16,430 and $0 as of September 30, 2026 and June 30, 2026, respectively. See Note 16 for further details on these related party arrangements.
(d)Revenue recognized for the three months ended September 30, 2026 relating to the deferred revenue balance as of July 1, 2026 was $5,795.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local telecast rights arrangements with MSG Networks, league-wide national and international media contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2027 (remainder)	$204,398
Fiscal year ending June 30, 2028	152,768
Fiscal year ending June 30, 2029	113,842
Fiscal year ending June 30, 2030	66,708
Fiscal year ending June 30, 2031	39,663
Thereafter	39,954
$617,333

MSG KNICKERBOCKERS CORP.
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

	Three Months Ended September 30,
	2026	2025
Net loss allocable to common shares, basic and diluted (numerator):
Net loss	$(31,137)	$(8,798)
Less: Dividends to other-than-common stockholders (a)	—	16
Net loss allocable to common shares, basic and diluted (numerator):	$(31,137)	$(8,814)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	24,179	24,116
Dilutive effect of shares issuable under share-based compensation plans	—	—
Weighted-average shares for diluted EPS	24,179	24,116
Weighted-average shares excluded from diluted EPS	125	80

Basic loss per common share attributable to MSG Knickerbockers Corp.’s stockholders	$(1.29)	$(0.37)
Diluted loss per common share attributable to MSG Knickerbockers Corp.’s stockholders	$(1.29)	$(0.37)
_________________
(a)Dividends to other-than-common stockholders consist of forfeitable rights to dividends declared and payable to holders of the Company’s unvested restricted stock units and performance restricted stock units.
Note 5. Restructuring Charges
During the three months ended September 30, 2026, the Company recorded restructuring charges related to termination benefits provided to certain employees of $579, which were recognized within accrued employee-related costs in the accompanying consolidated balance sheets.
There were no restructuring charges for the three months ended September 30, 2025.

Restructuring Liability
June 30, 2026	$1,187
Restructuring charges	579
Payments	(1,306)
September 30, 2026	$460
Note 6. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to the Company’s sports teams for waivers/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $3,064 and $2,382 for the three months ended September 30, 2026 and 2025, respectively.

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash as of September 30, 2026, June 30, 2026 and September 30, 2025:

	As of
	September 30, 2026	June 30, 2026	September 30, 2025
Captions on the consolidated balance sheets:
Cash and cash equivalents	$40,046	$164,511	$48,634
Restricted cash (a)	—	—	8,642
Cash, cash equivalents and restricted cash on the consolidated statements of cash flows	$40,046	$164,511	$57,276
_________________
(a)Restricted cash as of September 30, 2025 included cash deposited in an escrow account (see Note 2 to the consolidated financial statements included in our 2026 Form 10-K for more information).
Note 8. Leases
As of September 30, 2026, the Company’s leases primarily consisted of the lease of the Company’s principal executive offices at Two Pennsylvania Plaza in New York under the Sublease Agreement with MSG Entertainment (as defined below) and a lease agreement for an aircraft. In addition, the Company accounts for the rights of use of The Garden pursuant to the Arena License Agreements (as defined below) as leases under ASC Topic 842, Leases. See Note 8 to the consolidated financial statements included in our 2026 Form 10-K for more information regarding the Company’s accounting policies associated with its leases.
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
As of September 30, 2026, the Company’s existing operating leases, which are recorded in the Financial Statements, have remaining lease terms ranging from 5 to 29 years. In certain instances, leases include options to renew, with varying option terms. The exercise of lease renewals, if available under the lease options, is generally at the Company’s discretion and is considered in the Company’s assessment of the respective lease term. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2026 and June 30, 2026:

	Line Item in the Consolidated Balance Sheet	September 30, 2026	June 30, 2026
Right-of-use assets:
Operating leases	Right-of-use lease assets	$738,526	$740,576
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	$58,682	$57,834
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	831,373	843,975
Total lease liabilities		$890,055	$901,809
_________________
(a)As of September 30, 2026, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $52,103 and $807,619, respectively, that are payable to MSG Entertainment. As of June 30, 2026, Operating lease liabilities, current and Operating lease liabilities, noncurrent included balances of $51,255 and $818,966, respectively, that are payable to MSG Entertainment.
The following table summarizes the activity recorded within the accompanying consolidated statements of operations for the three months ended September 30, 2026 and 2025:

	Line Item in the Consolidated Statement of Operations	Three Months Ended September 30,
		2026	2025
Operating lease costs	Direct operating expenses	$1,311	$1,311
Operating lease costs	Selling, general and administrative expenses	3,693	3,693
Total lease cost		$5,004	$5,004
Supplemental Information
For the three months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $14,708 and $13,039, respectively.
For the three months ended September 30, 2026 and 2025, there were no non-cash additions to right-of-use assets and operating lease liabilities.
The weighted average remaining lease term for operating leases recorded in the accompanying consolidated balance sheets as of September 30, 2026 and June 30, 2026 was 27.0 years and 27.2 years, respectively. The weighted average discount rate was 7.05% as of September 30, 2026 and June 30, 2026.
Maturities of operating lease liabilities as of September 30, 2026 were as follows:

Fiscal year ending June 30, 2027 (remainder)	$45,009
Fiscal year ending June 30, 2028	62,388
Fiscal year ending June 30, 2029	63,874
Fiscal year ending June 30, 2030	65,361
Fiscal year ending June 30, 2031	67,164
Thereafter	1,996,771
Total lease payments	2,300,567
Less imputed interest	(1,410,512)
Total lease liabilities	$890,055

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Goodwill and Intangible Assets
During the first quarter of fiscal year 2027, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date. The carrying amount of goodwill was $226,523 as of September 30, 2026 and June 30, 2026.
The Company’s indefinite-lived intangible assets as of September 30, 2026 and June 30, 2026 were as follows:

Sports franchises	$102,564
Photographic related rights	1,080
$103,644
During the first quarter of fiscal year 2027, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
Note 10. Investments
The Company’s Investments reported in the accompanying consolidated balance sheets consisted of the following as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Equity method investments:
Hard Carry Gaming, Inc. (“HCG”)	$5,084	$5,330
MSG Networks	—	—
Other equity method investments (a)	1,785	1,937
Equity investments with readily determinable fair values:
Xtract One Technologies Inc. (“Xtract One”) common stock	12,337	14,046
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	30,577	29,145
Equity investments without readily determinable fair values (a)(b)	12,228	11,662
Derivative instruments:
Xtract One warrants	1,752	3,498
Total investments	$63,763	$65,618
_________________
(a)During the three months ended September 30, 2026 and 2025, the Company did not record any impairments related to its other equity method investments or any impairment charges or changes in carrying value of its equity securities without readily determinable fair values in the accompanying consolidated statements of operations.
(b)During the three months ended September 30, 2026, the Company recognized income of $163 in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations related to equity investments without readily determinable fair values. During the three months ended September 30, 2025, the Company recognized no income or loss related to equity investments without readily determinable fair values.
Equity Method Investments
HCG
The Company holds preferred shares of the capital stock of HCG, an online video production company. During the three months ended September 30, 2026 and 2025, the Company recognized its net share of income (losses) of $246 and $(274), respectively, in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. As of September 30, 2026 and June 30, 2026, the Company’s ownership in HCG was approximately 25%.
MSG Networks
In June 2025, the local telecast rights agreements between subsidiaries of MSG Networks, on the one hand, and New York Knicks, LLC (“Knicks LLC”) and New York Rangers, LLC (“Rangers LLC”), on the other hand, were amended as further described in Note 16. Concurrent with the amendments to the local telecast rights agreements, MSG Networks issued penny

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

warrants to the Company exercisable for 19.9% of the equity interests in MSG Networks. The Company has accounted for the penny warrants issued to the Company as in-substance common stock in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures, and the Company determined that it has the ability to exert significant influence over the investee. The Company recorded the investment in MSG Networks penny warrants at fair value as an equity method investment. The Company estimated the fair value of the MSG Networks warrants based on a discounted cash flow model (income approach). This approach relied on numerous assumptions and judgments within the model that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level III inputs under the fair value hierarchy, include the Company’s estimates of future revenue, estimates of future operating cost, margin assumptions, terminal growth rates and the discount rate applied to estimated future cash flows.
During the three months ended September 30, 2026, the Company recognized its net share of income of MSG Networks of $547 in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. During the three months ended September 30, 2025, the Company recognized no income or loss related to the MSG Networks equity method investment.
During the three months ended September 30, 2026, the Company recorded an other than temporary impairment of $547 related to the MSG Networks equity method investment in Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. During the three months ended September 30, 2025, the Company did not record any impairments related to the MSG Networks equity method investment.
In connection with the Rangers Distribution, the Company assigned a portion of the warrants exercisable for approximately 6.5% of the equity interests in MSG Networks.
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
•Other equity investments held in trust under the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). See Note 15 to the consolidated financial statements included in our 2026 Form 10-K for more information regarding the Deferred Compensation Plan. The Company recorded compensation expense of $140 and $963 for the three months ended September 30, 2026 and 2025, respectively, within Selling, general and administrative expenses within the accompanying consolidated statements of operations to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $140 and $963 for the three months ended September 30, 2026 and 2025, respectively, within Miscellaneous (expense) income, net within the accompanying consolidated statements of operations to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan.
The fair value of the Company’s investments in common stock of Xtract One and other investments held in trust is determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The cost basis and carrying value of equity investments with readily determinable fair values as of September 30, 2026 and June 30, 2026 were as follows:

	September 30, 2026		June 30, 2026
	Cost Basis	Carrying Value/Fair Value	Cost Basis	Carrying Value/Fair Value
Xtract One common stock	$7,721	$12,337	$7,721	$14,046
Other equity investments with readily determinable fair values	23,474	30,577	22,182	29,145
	$31,195	$42,914	$29,903	$43,191

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes amounts recognized related to the Deferred Compensation Plan in the accompanying consolidated balance sheets as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Non-current assets (included in investments)	$30,577	$29,145
Current liabilities (included in accrued employee-related costs)	(3,857)	(3,821)
Non-current liabilities (included in other employee-related costs)	(26,720)	(25,324)
The following table summarizes the realized and unrealized gains (losses) on equity investments with readily determinable fair values, recorded within Miscellaneous (expense) income, net within the accompanying consolidated statements of operations, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Unrealized (loss) gain - Xtract One common stock	$(1,709)	$8,826
Unrealized gain - other equity investments with readily determinable fair values	140	963
	$(1,569)	$9,789
Note 11. Fair Value Measurements
The following table presents the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents, as of September 30, 2026 and June 30, 2026:

	Fair Value Hierarchy	September 30, 2026	June 30, 2026
Assets:
Money market accounts	I	$36,764	$147,346
Time deposits	I	1,301	15,706
Equity investments	I	42,914	43,191
Warrants	III	1,752	3,498
Total assets measured at fair value		$82,731	$209,741
Level I Inputs
Assets that are classified within Level I of the fair value hierarchy are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities. Refer to Note 10 for further details regarding equity investments.
Level III Inputs
The Company’s Level III assets consist of warrants entitling the Company to acquire additional common stock of Xtract One. The Company’s warrants are included within Investments in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are measured at each reporting date and are recorded within Miscellaneous (expense) income, net within the accompanying consolidated statements of operations. The fair value of the Company’s warrants in Xtract One were determined using the Black-Scholes option pricing model. The following are key assumptions used to calculate the fair value of the warrants as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Expected term	0.68 years	0.80 years
Expected volatility	62.36%	73.89%
Risk-free interest rate	4.39%	3.98%

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents additional information about our assets for which we utilize Level III inputs to determine fair value as of September 30, 2026 and June 30, 2026:

	Three Months Ended September 30,
	2026	2025
Balance at beginning of period	$3,498	$1,604
Unrealized (losses) gains on warrants	(1,746)	5,711
Balance at end of period	$1,752	$7,315
The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated balance sheets as of September 30, 2026 and June 30, 2026 were as follows:

	September 30, 2026		June 30, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$16,500	$16,500	$16,500	$16,500
Long-term debt (b)	$282,000	$282,000	$242,000	$242,000
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
Note 12. Commitments and Contingencies
Commitments
As more fully described in Note 13 to the consolidated financial statements included in our 2026 Form 10-K, the Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 8 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2026, other than activities in the ordinary course of business, except for the related party agreements entered into in connection with the Rangers Distribution as further described in Note 16.
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

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
All borrowings under the Knicks Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the 2025 Knicks Credit Agreement bear interest at a floating rate, which at the option of Knicks LLC may be either (i) a base rate plus a margin ranging from 0.250% to 0.375% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.250% to 1.375% per annum depending on the credit rating applicable to the NBA’s league-wide credit facility. Knicks LLC is required to pay a commitment fee ranging from 0.250% to 0.300% per annum in respect of the average daily unused commitments under the Knicks Revolving Credit Facility. During the three months ended September 30, 2026, the Company borrowed an additional $40,000 under the Knicks Revolving Credit Facility. The outstanding balance under the Knicks Revolving Credit Facility was $282,000 as of September 30, 2026, which was recorded as Long-term debt in the accompanying consolidated balance sheet. The interest rate on the Knicks Revolving Credit Facility as of September 30, 2026 was 5.25%. During the three months ended September 30, 2026 and 2025, the Company made interest payments of $3,293 and $3,883, respectively, in respect of the Knicks Revolving Credit Facility. In addition, on October 22, 2026, the Company borrowed an additional $30,000 under the Knicks Revolving Credit Facility.
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
The Knicks Revolving Credit Facility requires Knicks LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2026, Knicks LLC was in compliance with this financial covenant.
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

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The 2025 Rangers Credit Agreement provides for a senior secured revolving credit facility of up to $250,000 (the “Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the 2025 Rangers Credit Agreement is November 6, 2030. Prior to the Rangers Distribution, amounts borrowed could be distributed to the Company except during an event of default.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.375% to 0.625% per annum or (ii) term SOFR plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.375% to 1.625% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.350% to 0.400% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings under the Rangers Revolving Credit Facility as of September 30, 2026. The Company did not make any interest payments in respect of the Rangers Revolving Credit Facility during the three months ended September 30, 2026 and 2025.
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
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2026, Rangers LLC was in compliance with this financial covenant.
The Rangers Revolving Credit Facility was transferred to MSG Rangers on the Distribution Date.
Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. The outstanding balance under the Rangers NHL Advance Agreement was $16,500 as of September 30, 2026 and was recorded as Debt in the accompanying consolidated balance sheet. During the three months ended September 30, 2026 and 2025, the Company made interest payments of $122 and $180, respectively, in respect of the Rangers NHL Advance Agreement.
The Rangers NHL Advance Agreement was transferred to MSG Rangers on the Distribution Date.

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facilities as reported in the accompanying consolidated balance sheets as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Other current assets	$1,130	$1,130
Other assets	3,483	3,766
Note 14. Share-based Compensation
See Note 16 to the consolidated financial statements included in our 2026 Form 10-K for more information regarding the Company’s 2015 Employee Stock Plan, as amended (the “Employee Stock Plan”) and its 2015 Stock Plan for Non-Employee Directors (as amended, the “Non-Employee Director Plan”).
Share-based compensation expense was recognized in the accompanying consolidated statements of operations as a component of selling, general and administrative expenses. Share-based compensation expense was $3,953 and $4,844 for the three months ended September 30, 2026 and 2025, respectively. There were no costs related to share-based compensation that were capitalized for the three months ended September 30, 2026 and 2025.
Restricted Stock Units Award Activity
The following table summarizes activity related to the Company’s restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”), held by employees of the Company, Sphere Entertainment and MSG Entertainment, for the three months ended September 30, 2026:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant
	RSUs	PSUs
Unvested award balance, June 30, 2026	93	126	$196.38
Granted	21	19	$404.23
Vested	(52)	(40)	$187.59
Forfeited / Cancelled	(1)	(1)	$224.46
Unvested award balance, September 30, 2026	61	104	$250.81
The fair value of RSUs and PSUs that vested during the three months ended September 30, 2026 was $36,097. Upon delivery, RSUs and PSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 43 of these RSUs and PSUs, with an aggregate value of $16,966, inclusive of $866 related to the Company’s former employees (who vested in the Company’s RSUs), were retained by the Company and the taxes paid are reflected as financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2026.
The fair value of RSUs and PSUs that vested during the three months ended September 30, 2025 was $21,962. The weighted-average fair value per share at grant date of RSUs and PSUs granted during the three months ended September 30, 2025 was $195.27.

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Stock Options Award Activity
The following table summarizes activity related to the Company’s stock options for the three months ended September 30, 2026:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2026	94	$138.78
Granted	—	$—
Cancelled	—	$—
Balance as of September 30, 2026	94	$138.78	1.21	$24,998
Exercisable as of September 30, 2026	94	$138.78	1.21	$24,998
_____________________
(a)Weighted-average exercise price per share does not reflect any adjustments to awards granted prior to the Sphere Distribution.
Treatment After the Rangers Distribution of Outstanding Awards Initially Granted Under MSG Knicks Stock Plans
In connection with the Rangers Distribution, (i) each holder of a Company employee restricted stock unit (“RSU”) or performance stock unit (“PSU”) received one MSG Rangers RSU or PSU, as applicable, in respect of every two Company RSUs or PSUs owned on the Record Date and continues to be entitled to one share of Class A Common Stock (or at the option of the Compensation Committee, cash or other property) for each Company RSU or PSU in accordance with the applicable Company award agreement, (ii) each holder of a Company non-employee director RSU received one share of MSG Rangers’ Class A common stock in respect of every two Company RSUs owned on the Record Date and continues to be entitled to one share of Class A Common Stock (or at the option of the Compensation Committee, cash or other property) in accordance with the applicable Company award agreement, and (iii) for each option to purchase Class A Common Stock owned on the Record Date, one option to purchase MSG Rangers’ Class A common stock was issued.
Note 15. Stock Repurchase Program
Effective as of October 1, 2015, the Board of Directors authorized the repurchase of up to $525,000 of Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
During the three months ended September 30, 2026 and 2025, the Company did not repurchase any shares under its share repurchase program. As of September 30, 2026, the Company had $184,639 of availability remaining under its stock repurchase authorization. The program was reauthorized by the Board of Directors on September 30, 2026.
Note 16. Related Party Transactions
As of September 30, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and beneficially owned approximately 3.1% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG Rangers, Sphere Entertainment, MSG Entertainment and AMC Global Media Inc. (“AMC Global Media”).
Related Party Arrangements as of September 30, 2026
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of September 30, 2026:
•Arena license agreements, entered into in April 2020 (the “Arena License Agreements”), pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Knicks and the Rangers for a 35-year term ending June 30, 2055 in exchange for arena license fees, (ii) shares revenues collected for suite and club licenses, (iii)

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Following the Rangers Distribution, the Company is no longer party to certain of the arrangements described above, including the Rangers Arena License Agreement and the Rangers Sponsorship Sales and Service Representation Agreement.
The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of September 30, 2026:
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

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•Other agreements with MSG Networks entered into in connection with the MSGS Distribution, including an employee matters agreement, agreements related to audio-only distribution rights for Knicks and Rangers games, and certain other arrangements.
Following the Rangers Distribution, the Company is no longer party to certain of the arrangements described above related to the Rangers, including the local telecast rights agreement, virtual signage inventory arrangement and audio rights agreement. In addition the Company assigned a portion of the warrants exercisable for approximately 6.5% of the equity interests in MSG Networks.
The Company is also party to various arrangements with subsidiaries of MSG Entertainment, Sphere Entertainment, and, following the Rangers Distribution, MSG Rangers, pursuant to which the Company has the right to lease on a time-sharing and/or dry lease basis certain aircraft to which MSG Entertainment has access and MSG Entertainment, Sphere Entertainment, and MSG Rangers have the right to lease on a dry-lease basis certain aircraft leased by the Company, and pursuant to which MSG Entertainment provides certain aircraft support services.
In addition, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman and Chief Executive Officer with Sphere Entertainment, MSG Entertainment and, following the Rangers Distribution, MSG Rangers, (ii) the Company’s Vice Chairman with AMC Global Media, Sphere Entertainment, MSG Entertainment and, following the Rangers Distribution, MSG Rangers (iii) the Company’s Executive Vice President with Sphere Entertainment, AMC Global Media and, following the Rangers Distribution, MSG Rangers. Additionally, the Company, Sphere Entertainment, AMC Global Media, MSG Entertainment and, following the Rangers Distribution, MSG Rangers, allocate the costs of certain personal aircraft and helicopter usage by their shared executives.
In connection with the Rangers Distribution, the Company entered into the following agreements and/or arrangements with MSG Rangers:
•Transition services agreement pursuant to which the Company provides certain corporate and other services to MSG Rangers, including with respect to such areas as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees, and MSG Rangers provides certain services to the Company in exchange for service fees;
•A lease agreement with MSG Rangers with respect to the Company’s use of the Madison Square Garden Training Center with a term of 10 years. Pursuant to the lease, the Company pays MSG Rangers an annual fixed rent of $2 million for the first contract year, and then for each subsequent year, the fixed rent will be 103% of the fixed rent for the immediately preceding contract year. The Company also reimburses MSG Rangers for certain operating expenses and capital expenditures incurred in connection with the Madison Square Garden Training Center; and
•Group ticket sales representation agreement, pursuant to which MSG Rangers is appointed as the Company’s sales and service representative to sell group ticket packages related to Company and MSG Entertainment events in exchange for a commission and reimbursement for sales and service staff and overhead associated with the ticket sales on behalf of the Company;
•Single night rental commission agreement, pursuant to which MSG Rangers may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual Company and MSG Entertainment events in exchange for a commission; and
•Other agreements with MSG Rangers in connection with the Rangers Distribution, including a distribution agreement, a tax disaffiliation agreement and an employee matters agreement and certain other arrangements.
In connection with the Rangers Distribution, the Company also entered into a marketing sponsorship allocation agreement with MSG Rangers, MSG Entertainment and Sphere Entertainment, pursuant to which each party receives an allocation of certain sponsorship and signage revenues associated with sponsorship agreements that include the assets of the Company, MSG Rangers, MSG Entertainment and Sphere Entertainment, as applicable, based on the percentage of revenue each company earns relative to the total contract value.

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Revenues (a)	$6,902	$6,760
Operating expenses:
Expense pursuant to the Services Agreement	$11,287	$10,423
Rent expense pursuant to Sublease Agreement	2,041	2,075
Costs associated with the Sponsorship Sales and Service Representation Agreements	2,563	2,604
Operating lease expense associated with the Arena License Agreements	1,311	1,311
Other costs associated with the Arena License Agreements	1,471	1,193
Other operating credits, net	(519)	(420)
___________________
(a)Primarily consist of local media rights fees from MSG Networks.
Note 17. Income Taxes
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The effective tax rate differs from the statutory federal tax rate of 21% primarily due to state and local taxes, nondeductible officers’ compensation, and players’ disability insurance premiums expense.
Income tax benefit for the three months ended September 30, 2026 of $2,209 reflects an effective tax rate of 7%.
Income tax benefit for the three months ended September 30, 2025 of $8,555 reflects an effective tax rate of 49%.
During the three months ended September 30, 2026 and 2025, the Company made income tax payments, net of refunds, of $4,389 and $11,836, respectively.

Note 18. Additional Financial Information

Prepaid expenses as of September 30, 2026 and June 30, 2026 consisted of the following:

	September 30, 2026	June 30, 2026
Prepaid employee-related costs	$61,437	$29,616
Other prepaid expenses	35,468	13,488
Total prepaid expenses	$96,905	$43,104
Other current assets as of September 30, 2026 and June 30, 2026 consisted of the following:

	September 30, 2026	June 30, 2026
Inventory	$14,854	$10,395
Other current assets	9,114	16,993
Total	$23,968	$27,388
Note 19. Segment Information
The Company operates and presents financial information in one operating and reportable segment. The Company’s CODM is its Executive Chairman and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income (loss) to assess financial performance and allocate resources. As a single segment entity,

MSG KNICKERBOCKERS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

consolidated net income (loss) is used to assess financial performance, allocate resources, and make key operating decisions, such as entering into significant contracts, setting strategic objectives for the Company, and approving annual operating budgets, including approving significant investments in team personnel, and other key executive leadership positions. The CODM does not review segment assets at a different asset level or category than those disclosed in the accompanying consolidated balance sheets.
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Revenues	$45,489	$39,454
Significant segment expenses:
Ticketing and sponsorship sales related expenses (a)	(8,810)	(8,178)
Marketing & event-related expenses (b)	(7,671)	(8,922)
Corporate & administrative (c)	(29,899)	(26,395)
Operating lease expenses and other rental expenses associated with the Arena License Agreements (d)	(1,346)	(1,345)
Team operating expenses (e)	(14,593)	(13,009)
Depreciation and amortization	(781)	(811)
Restructuring charges	(579)	—
Interest income	473	578
Interest expense	(4,699)	(5,591)
Miscellaneous (expense) income, net	(3,663)	15,085
Income tax benefit	2,209	8,555
Other segment items (f)	(7,267)	(8,219)
Net loss	$(31,137)	$(8,798)
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
(c)Corporate & administrative expenses include certain selling, general and administrative costs.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Knicks,” or the “Company”), including the impact of the spin-off of the Company’s New York Rangers (“Rangers”) business (the “Rangers Distribution”) through the distribution of all of the common stock of MSG Rangers Corp. (formerly MSGS Spinco, Inc. and referred to herein as “MSG Rangers”). See Note 1 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further discussion of the Rangers Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our revenues, which depends in part on the popularity and competitiveness of the New York Knickerbockers (the “Knicks”) and their ability to reach and advance in the National Basketball Association (“NBA”) playoffs;
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
•changes in laws, NBA rules, regulations, guidelines, bulletins, directives, policies and agreements, including the NBA’s collective bargaining agreement with their players’ association, salary caps, escrow requirements, revenue sharing, NBA luxury tax thresholds and media rights, or other regulations under which we operate;
•developments affecting the regional sports network industry, including the effects of such developments on MSG Networks Inc.’s (“MSG Networks”) solvency and its ability to perform its obligations under its local telecast rights agreement with us;
•a default by our subsidiary under its credit facility;
•any NBA or other work stoppage;
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

•actual or threatened activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including Madison Square Garden Arena (“The Garden”) where the home games of the Knicks are played;
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
•certain restrictions on transfer and ownership of our common stock related to our ownership of professional sports franchises in the NBA;
•the tax-free treatment of the Rangers Distribution;
•our ability to achieve the intended benefits of the Rangers Distribution;
•the performance by the Company and MSG Rangers of their obligations under transition services and other agreements entered into in connection with the Rangers Distribution; and
•the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (our “2026 Form 10-K”).
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Spin-off Transaction
On October 26, 2026 (the “Distribution Date”) the Company distributed 100% of the outstanding common stock of MSG Rangers Corp. to its stockholders in the Rangers Distribution. MSG Rangers owns the New York Rangers business previously owned and operated by the Company. In the Distribution, stockholders of the Company received (a) one share of MSG Rangers’ Class A common stock, par value $0.01 per share, for every two shares of the Company’s Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on October 20, 2026 (the “Record Date”), and (b) one share of MSG Rangers’ Class B common stock, par value $0.01 per share, for every two shares of the Company’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date.
The accompanying unaudited consolidated interim financial statements include the financial results of the Company’s Rangers business in continuing operations for all periods presented. Beginning with the Company’s Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2026, the historical financial results of the Rangers business through the Distribution Date will be presented as discontinued operations under U.S. generally accepted accounting principles (“GAAP”) for all periods presented.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q, as well as our 2026 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
The Company operates and reports financial information in one segment.

Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and (iii) certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of the Company.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section discusses accounting pronouncements that have been adopted by the Company, if any, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2027. This section should be read together with our critical accounting policies, which are discussed in our 2026 Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Estimates” and in the notes to the consolidated financial statements of the Company included therein.
Business Overview
The Company owns and operates one of the most storied franchises in all of sports, the Knicks of the NBA and, prior to the Rangers Distribution, owned and operated the Rangers of the National Hockey League (“NHL”). Both the Knicks and the Rangers play their home games at The Garden. The Company also includes the Westchester Knicks of the NBA G League and, prior to the Rangers Distribution, the Hartford Wolf Pack of the American Hockey League. Our professional sports franchises are collectively referred to herein as “our sports teams” or the “teams.” Prior to the Rangers Distribution, the Company also operated a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
Factors Affecting Operating Results
General
Our operating results are largely dependent on the continued popularity and/or on-court competitiveness of the Knicks and, prior to the Rangers Distribution, the on-ice competitiveness of the Rangers, which have a direct effect on ticket sales for the teams’ home games and are each team’s largest single source of revenue. In addition, the popularity of our sports teams can generate fan enthusiasm, resulting in sustained premium seating, suite, sponsorship, food and beverage and merchandise sales. Furthermore, success in the regular season may qualify our sports teams for participation in post-season playoffs, which provides us with a significant source of additional revenue, operating income and adjusted operating income. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries (including NBA luxury tax, if any) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our sports teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. We expect to continue to pursue opportunities to improve the overall quality of our sports teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. In addition, our performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — Economic and Business Relationship Risks —Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.” in our 2026 Form 10-K.
In addition to our future performance being dependent upon the continued popularity and/or on-court or on-ice competitiveness of the Knicks, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to Knicks’ games, which would also negatively affect merchandise and concession sales, as well as decrease levels of sponsorship and venue signage revenues.

Results of Operations
Comparison of the three months ended September 30, 2026 versus the three months ended September 30, 2025
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenues	$45,489	$39,454	$6,035	15%
Direct operating expenses	8,824	8,279	545	7%
Selling, general and administrative expenses	60,762	57,789	2,973	5%
Depreciation and amortization	781	811	(30)	(4)%
Restructuring charges	579	—	579	NM
Operating loss	(25,457)	(27,425)	1,968	7%
Other income (expense):
Interest income	473	578	(105)	(18)%
Interest expense	(4,699)	(5,591)	892	(16)%
Miscellaneous (expense) income, net	(3,663)	15,085	(18,748)	NM
Loss before income taxes	(33,346)	(17,353)	(15,993)	(92)%
Income tax benefit	2,209	8,555	(6,346)	(74)%
Net loss	$(31,137)	$(8,798)	$(22,339)	NM
______________
NM - Percentage is not meaningful.
Revenues
Revenues increased $6,035, or 15%, to $45,489 for the three months ended September 30, 2026 as compared to the prior year period.
The net increase was attributable to the following:

Increase in revenues from league distributions	$3,129
Increase in pre/regular season food, beverage and merchandise sales	2,643
Other net increases	263
$6,035
The increase in revenues from league distributions for the three months ended September 30, 2026 was primarily due to an increase in certain league distributions unrelated to national media rights fees.
The increase in pre/regular season food, beverage and merchandise sales for the three months ended September 30, 2026 was primarily due to higher Knicks merchandise revenues driven by ongoing demand from the team winning the 2026 NBA Championship.
Direct operating expenses
Direct operating expenses increased $545, or 7%, to $8,824 for the three months ended September 30, 2026 as compared to the prior year period.

The net increase was attributable to the following:

Increase in pre/regular season expense associated with merchandise sales	$1,556
Increase in team personnel compensation	1,259
Increase in net provisions for certain team personnel transactions	682
Increase in other team operating expenses	32
Decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax	(2,984)
$545
The increase in pre/regular season expense associated with merchandise sales for the three months ended September 30, 2026 was primarily due to higher Knicks merchandise revenues driven by the team winning the 2026 NBA Championship.
The increase in team personnel compensation for the three months ended September 30, 2026 was primarily due to the timing of the start of the 2026-27 NHL regular season as compared to the 2025-26 NHL regular season.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended
	September 30,
	2026	2025	Increase (Decrease)
Player trades	$3,275	$—	$3,275
Waivers/contract terminations	(211)	2,382	(2,593)
Net provisions for certain team personnel transactions	$3,064	$2,382	$682
The decrease in net provisions for league revenue sharing expense (net of escrow and excluding playoffs) and NBA luxury tax for the three months ended September 30, 2026 was primarily due to the impact of adjustments to prior seasons’ revenue sharing expense (net of escrow) in the current year period.
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
Selling, general and administrative expenses for the three months ended September 30, 2026 increased $2,973, or 5%, to $60,762 as compared to the prior year period primarily driven by expenses related to the Rangers Distribution of $3,554 in the current year period and higher other general and administrative expenses, partially offset by lower employee compensation and related benefits of $1,235.
Restructuring charges
Restructuring charges for the three months ended September 30, 2026 were $579 due to termination benefits provided to certain employees during the current year period. There were no restructuring charges for the three months ended September 30, 2025.
Operating loss
Operating loss for the three months ended September 30, 2026 decreased $1,968, or 7%, to $25,457 as compared to the prior year period primarily due to higher revenues, partially offset by higher selling, general and administrative expenses.
Interest income
Interest income for the three months ended September 30, 2026 decreased $105, or 18%, to $473 as compared to the prior year period.
Interest expense
Interest expense for the three months ended September 30, 2026 decreased $892, or 16%, to $4,699 as compared to the prior year period.

Miscellaneous (expense) income, net
Miscellaneous (expense) income, net for the three months ended September 30, 2026 reflected net expense of $3,663 and miscellaneous (expense) income, net for the three months ended September 30, 2025 reflected net income of $15,085. The decrease in miscellaneous (expense) income, net relates to changes in fair value in the Company’s investments.
Income taxes
See Note 17 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s income taxes.
Changes in tax laws and regulations have limited and in the future could further limit the availability of tax benefits or deductions that the Company expects to claim or otherwise increase the taxes imposed on the Company’s operations. For example, Section 162(m) of the U.S. Internal Revenue Code generally limits a publicly held corporation’s deduction for compensation paid to each “covered employee” to $1 million per year. Effective for our tax year beginning July 1, 2027, Section 162(m) expands the definition of “covered employee” to include the five highest compensated employees for the taxable year other than our principal executive officer, principal financial officer, and three highest compensated executive officers. This expanded provision will apply to players on our sports teams and would cause a significant amount of compensation expense to be nondeductible in fiscal year 2028 and beyond. See “Item 1A. Risk Factors—Operational Risks—We Are Subject to Governmental Regulation, Including Tax Laws and Regulations, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations” in our 2026 Form 10-K.
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

The following is a reconciliation of operating loss to adjusted operating loss for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	$	%
Operating loss	$(25,457)	$(27,425)	$1,968	7%
Depreciation and amortization	781	811
Share-based compensation	3,953	4,844
Restructuring charges	579	—
Remeasurement of deferred compensation plan liabilities	140	963
Adjusted operating loss	$(20,004)	$(20,807)	$803	4%
For the three months ended September 30, 2026, adjusted operating loss decreased $803, or 4%, to $20,004 as compared to the prior year period. The decrease in adjusted operating loss was primarily due to higher revenues, partially offset by higher selling, general and administrative expenses.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facility. See Note 13 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2025 Knicks Credit Agreement.
Our principal uses of cash include the operation of our businesses, working capital-related items, the repayment of outstanding debt, repurchases of shares of the Company’s Class A Common Stock, dividends, if declared, and investments. In addition, in connection with the Rangers Distribution, the Company contributed $19,095 of cash to MSG Rangers.
As of September 30, 2026, we had $40,046 in Cash and cash equivalents. In addition, as of September 30, 2026, the Company’s deferred revenue obligations were $292,428, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites. The outstanding balance under the Knicks Revolving Credit Facility was $282,000 as of September 30, 2026.
We regularly monitor and assess our ability to meet our net funding and investing requirements. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, management’s view of a favorable allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, restrictions imposed by the NBA and potentially challenging U.S. and global economic and market conditions could adversely impact its ability to do so at that time.
We believe we have sufficient liquidity, including $40,046 in Cash and cash equivalents as of September 30, 2026, along with $113,000 of additional available borrowing capacity under the 2025 Knicks Credit Agreement (as of the date of filing), to fund our operations and satisfy any obligations for the foreseeable future.
On October 22, 2026, the Company borrowed an additional $30,000 under the Knicks Revolving Credit Facility. In addition, in connection with the Rangers Distribution, in October 2026, the Company incurred additional one-time costs of approximately $20,000 for employee awards and financial advisory fees.
In addition, prior to the Rangers Distribution, amounts that we collected for tickets, suites and sponsorship sales in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. In connection with the Rangers Distribution, the tax recognition by the Company for certain of these deferred revenues will be accelerated to the Distribution Date, rather than recognized over the course of one year. The Company will not be reimbursed by MSG Rangers for such taxes associated with collection of Rangers deferred revenue.
Financing Agreements and Stock Repurchases
See Note 13 and Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements, and the Company’s stock repurchases, respectively.

Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of fiscal year 2026 other than activities in the ordinary course of business, except for the related party agreements entered into in connection with the Rangers Distribution as further described in Note 16 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Net loss	$(31,137)	$(8,798)
Adjustments to reconcile net loss to net cash used in operating activities:	7,509	(16,681)
Changes in working capital assets and liabilities	(122,640)	(59,475)
Net cash used in operating activities	(146,268)	(84,954)
Net cash used in investing activities	(1,231)	(1,848)
Net cash provided by (used in) financing activities	23,034	(9,110)
Net decrease in cash, cash equivalents and restricted cash	$(124,465)	$(95,912)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2026 increased by $61,314 to $146,268. The increase was primarily due to changes in working capital assets and liabilities, partially offset by the change in net loss adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) a higher decrease in accrued and other liabilities of $89,002, primarily due to higher payments related to employee compensation and league revenue sharing in the current year period, (ii) a higher decrease in accounts payable of $8,292, primarily related to the timing of payment of playoff related expenses, and (iii) a higher increase in net related party receivables of $6,128, primarily related to the timing of receipts under the Arena License Agreements and Sponsorship Sales & Service Agreements. These changes were partially offset by a higher increase in deferred revenue of $34,590, primarily due to higher collections of ticket sales in advance of recognition in the current year period and a lower increase in accounts receivable, net of $8,449, primarily due to the collections of certain league receivables in the current year period.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2026 decreased by $617 to $1,231 as compared to the prior year period primarily due to lower purchases of investments in the current year period, partially offset by higher capital expenditures in the current year period.
Financing Activities
Net cash provided by financing activities for the three months ended September 30, 2026 increased by $32,144 to $23,034 as compared to the prior year period primarily due to additional borrowings under the Company’s credit facilities in the current year period. The increase was partially offset by higher taxes paid in lieu of shares issued for equity-based compensation in the current year period.
Seasonality of Our Business
The Company’s dependence on revenues from the Knicks, and prior to the Rangers Distribution, the Rangers, generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the teams’ games are played.

Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2027. There have been no material changes to the Company’s critical accounting policies from those set forth in our 2026 Form 10-K.
Goodwill
The carrying amount of goodwill as of September 30, 2026 was $226,523. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company elected to perform the qualitative assessment of impairment for the Company’s reporting unit for the fiscal year 2027 impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•market capitalization;
•cost factors;
•overall financial performance of the reporting unit;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2027, and there was no impairment of goodwill. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the consolidated balance sheet as of September 30, 2026:

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
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2027, and there were no impairments identified. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amount.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our interest rate risk exposure. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2026 Form 10-K.
Potential interest rate risk exposure:
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facilities.
Borrowings under our credit facilities incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 13 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on our credit facilities. As of September 30, 2026, we had a total of $282 million of borrowings outstanding under our credit facilities. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing as of September 30, 2026 and continuing for a full year would increase interest expense by approximately $2.8 million.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2026, the Company had approximately $185 million remaining under the $525 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on September 11, 2015, which program was reauthorized by the Board of Directors on September 30, 2026. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations and available borrowing capacity under its existing credit facilities. During the three months ended September 30, 2026, the Company did not engage in any share repurchase activity under its share repurchase program.

Item 6. Exhibits
(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2026).#

2.2
Contribution Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 30, 2026). #

3.1
Articles of Incorporation of MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.), dated June 10, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 11, 2025).

3.2
Certificate of Amendment to the Articles of Incorporation of MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.), dated October 26, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2026).

3.3
Amended and Restated Bylaws of MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.), dated October 26, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2026).

10.1
Transition Services Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2026).#

10.2
Tax Disaffiliation Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2026).#

10.3
Employee Matters Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2026).

10.4	MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) Executive Deferred Compensation Plan, as amended and restated.†
10.5	Form of MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) Restricted Stock Units Agreement.†
10.6	Form of MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) Performance Restricted Stock Units Agreement.†
10.7	Form of MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) Option Agreement.†
10.8
Employment Agreement, dated as of September 28, 2026 between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and Jamaal Lesane (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 30, 2026).†

10.9
Employment Agreement, dated as of July 1, 2024, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and James L. Dolan, as amended and restated as of October 26, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2026).†

10.10
Employment Agreement Amendment, dated as of October 26, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and David Granville-Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2026).†

10.11
Employment Agreement Amendment, dated as of October 26, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and Paul DiCicco (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2026).†

10.12
Employment Agreement Amendment, dated as of October 26, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and Jamaal Lesane (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 27, 2026).†

EXHIBIT NO.	DESCRIPTION
10.13
NHL Transfer Consent Agreement, dated as of October 23, 2026, between the National Hockey League and New York Rangers LLC, Rangers Holdings, LLC, MSG NYR Holdings, LLC, MSG Rangers Corp. (formerly MSGS Spinco, Inc.),MSG Knicks, LLC (formerly MSG Sports, LLC) and MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2026).#

10.14
MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) Policy Concerning Certain Matters Relating to MSG Rangers Corp. (formerly MSGS Spinco, Inc.), Madison Square Garden Entertainment Corp., Sphere Entertainment Co. and AMC Global Media Inc., Including Responsibilities of Overlapping Directors and Officers.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from MSG Knickerbockers Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL and contained in Exhibit 101.
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
#    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the SEC upon request.
.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November 2026.

MSG Knickerbockers Corp.

By:	/S/ PAUL DICICCO
	Name:	Paul DiCicco
	Title:	Executive Vice President, Chief Financial Officer and Treasurer